Form 10-K
period 2018-12-31
Twin River Worldwide Holdings, Inc.
filed 2019-04-01
CIK 1747079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38850

TWIN RIVER WORLDWIDE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0904604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Twin River Road, Lincoln, RI 02865

(Address of principal executive offices) (Zip Code)

(401) 475-8474

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value of $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

As of June 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter, there was no public market for registrant’s common stock. The registrant’s common stock began trading on the New York Stock Exchange on March 29, 2019. As of March 29, 2019, the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $800.4 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 29, 2019
Common stock, $0.01 par value	41,070,920

TWIN RIVER WORLDWIDE HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

Cautionary Note Regarding Forward-Looking Statements

This Annual Report and the documents incorporated by reference in this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plans," "planned," "seek," "should," "will," and "would," or similar words. Statements that contain these words and other statements that are forward-looking in nature should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other "forward-looking" information.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	the risk that negative industry or economic trends and reductions in discretionary consumer spending as a result of competition, downturns in the economy or other changes could harm our business;

•	the risk that new gaming licenses or jurisdictions become available (or offer different gaming regulations or taxes) that results in increased competition to us;

•	the effect of the expansion of legalized gaming in the regions in which we operate;

•	the effects of intense competition that exists in the gaming industry;

•	the effects of the extensive governmental gaming regulation and taxation policies that we are subject to, as well as any changes in laws and regulations, including increased taxes, which could harm our business;

•	the risk that regulatory authorities may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other adverse actions against any of our operations;

•	the risk that any breach of the terms of the Regulatory Agreement could harm our business;

•	our obligation to fund multi-employer pension plans to which we contribute;

•	our ability to realize the anticipated benefit from our acquisition of Dover Downs;

•	the risk that our acquisitions and other expansion opportunities divert management’s attention or incur substantial costs, or that we are otherwise unable to develop, profitably manage or successfully integrate the businesses we acquire;

•	the risk that we may be unable to refinance our outstanding indebtedness as it comes due, or that if we do refinance, the terms are not favorable to us;

•	the effects of extreme weather conditions or natural disasters on our facilities and the geographic areas from which we draw our customers, and our ability to recover insurance proceeds (if any);

•	the effects of events adversely impacting the economy or the regions from which we draw a significant percentage of our customers, including the effects of economic recession, war, terrorist or similar activity or disasters in, at, or around our properties;

•	the risk that we fail to adapt our business and amenities to changing customer preferences;

•	the risk of failing to maintain the integrity of our information technology infrastructure, including cyber security hacking, causing the unintended distribution of our customer data to third parties and access by third parties to our customer data;

•	our estimated effective income tax rates, estimated tax benefits, and the merits of our tax positions; and

•	the potential of certain of our stockholders owning large interests in our capital stock to significantly influence our affairs.

This list of risks and uncertainties, however, is only a summary of some of the most important factors that could cause our actual results to differ materially from those anticipated in forward-looking statements and is not intended to be exhaustive. You should carefully review the risks described under "Part I. Item 1A. Risk Factors," as well as any other cautionary language in this Annual Report, as the occurrence of any of these events could adversely affect our business, financial condition or results of operations, and such adverse effect could be material.

PART I

ITEM 1.    BUSINESS

Unless otherwise specified, references to the “Company,” “Twin River,” “we,” “our” or “us” in this Annual Report on Form 10-K (“Annual Report”) mean Twin River Worldwide Holdings, Inc. and all entities included in our consolidated financial statements along with Dover Downs Gaming & Entertainment, Inc. (“Dover Downs”), which became an indirect wholly-owned subsidiary on March 28, 2019. See the consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for information regarding our financial performance.

Overview

We are a Delaware corporation based in Lincoln, Rhode Island, and a multi-jurisdictional owner of gaming and racing facilities. We currently own and manage the Twin River Casino and Hotel (“Twin River Casino Hotel”) in Lincoln, Rhode Island which is our flagship property, the Tiverton Casino Hotel (“Tiverton Casino Hotel”), in Tiverton, Rhode Island, the Hard Rock Hotel & Casino (“Hard Rock Biloxi”) in Biloxi, Mississippi, Dover Downs Hotel, Casino and Raceway (“Dover Downs Hotel & Casino”) in Dover, Delaware, and the Arapahoe Park racetrack and Havana Park off-track betting (collectively, “Mile High USA”) in Aurora, Colorado. On September 1, 2018, we opened the Tiverton Casino Hotel following the closure of the Newport Grand Casino (“Newport Grand”) in August 2018. On March 28, 2019, we completed our merger with Dover Downs. As of March 28, 2019, our casinos had an aggregate of over 400,000 square feet of gaming space, approximately 8,500 slot machines, approximately 260 gaming tables, approximately 65 stadium gaming positions, approximately 40 dining establishments, 20 bars, three entertainment venues and approximately 1,200 hotel rooms.

Acquisitions

On July 10, 2014, we acquired 100% of the assets of Hard Rock Biloxi in a cash transaction for approximately $250.0 million. With the completion of the transaction, the Hard Rock Biloxi became a wholly-owned subsidiary and continues to operate as the Hard Rock Biloxi.

On July 14, 2015, we acquired Newport Grand for the agreed upon purchase price of $21.8 million, including net working capital. In November 2016, we received state and town referendum approval to terminate the existing Newport Grand gaming license and have a new gaming license issued to a new casino to be developed in Tiverton, Rhode Island.

On May 1, 2018, we sold the land and building related to Newport Grand to a third party for $10.2 million. We then leased back the Newport Grand land and building from May 1, 2018 until November 1, 2018 at which time we vacated the property. On August 28, 2018, Newport Grand was closed for operations, and Tiverton Casino Hotel was opened on September 1, 2018.

On January 29, 2019, we entered into a definitive agreement pursuant to which we have agreed to acquire a subsidiary of Affinity Gaming (“Affinity”) that owns Golden Gates, Golden Gulch and Mardi Gras, Affinity’s three casino properties in Black Hawk, Colorado. The transaction is subject to customary closing conditions, including review by the Colorado Division of Gaming and approval by the Colorado Limited Gaming Control Commission, and is expected to close in early 2020.

On March 28, 2019, we completed our merger with Dover Downs, with Dover Downs becoming our indirect wholly-owned subsidiary (the “Merger”). As part of the Merger, Dover Downs shareholders received common stock of Twin River representing 7.225% of the equity of the combined company at closing. We expect to continue to operate the wholly-owned subsidiary as “Dover Downs Gaming & Entertainment, Inc.”

We seek to continue to grow our business by actively pursuing the acquisition and development of new gaming opportunities and reinvesting in our existing operations. In addition, we seek to increase revenues through enhancing the guest experience by providing popular games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service.

Our Operating Structure

As of December 31, 2018, we had four operating segments: Twin River Casino Hotel, Hard Rock Biloxi, Tiverton Casino Hotel and Mile High USA, and two reportable segments, Rhode Island and Biloxi. Newport Grand, which represented an immaterial operating segment and operated up until its closing in August 2018, has been aggregated with Twin River Casino Hotel and Tiverton Casino Hotel to form the Rhode Island reportable segment. Our Biloxi reportable segment includes only Hard Rock Biloxi. We report Mile High USA, an immaterial operating segment, and shared services provided by our management subsidiary in the “Other” category. We anticipate that Dover Downs Hotel & Casino will operate as a separate operating segment and we are still evaluating the reporting segment structure inclusive of Dover Downs Hotel & Casino.

Our operations are all within the United States. See Note 15, “Segment Reporting” to our consolidated financial statements presented in Part II, Item 8 for additional information.

Properties

As of March 28, 2019, we own and operate five properties. We derive the majority of our net revenues from our gaming operations, which generated approximately 75% of net revenue in 2018 and 2017, and 73% of net revenue in 2016. Food and beverage revenue represent our next most significant revenue source, generating approximately 11% of net revenue in 2018 and 2017, and 13% of net revenue in 2016, respectively. Hotel revenue and other revenue each contributed less than 10% of net revenue during each year. All revenue figures do not include the impact of Dover Downs Hotel & Casino. Information relating to the location and general characteristics of our properties is provided in “Item 2. Properties.”

Intellectual Property

As of March 28, 2019, we own six trademarks and have four pending trademarks with the U.S. Patent and Trademark Office.

As part of our acquisition of the Hard Rock Biloxi in July 2014, Hard Rock Biloxi entered into an amendment to the existing license agreement with Hard Rock Hotel, Licensing, Inc., which provides for an initial term of 20 years through September 2025 and the option to renew for two successive ten-year terms. Under the license agreement, we have the exclusive right to use the “Hard Rock” brand name in connection with, and as it relates to, the Hard Rock Biloxi property for an annual fee.

Competition

The gaming industry is characterized by a high degree of competition among a large number of operators, including riverboat casinos, dockside casinos, land-based casinos, video lotteries, video gaming terminals at taverns in certain states, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of Internet and fantasy sports gaming, increased sports betting and other forms of gaming in the United States (“U.S.”). In a broader sense, our gaming operations face competition from many leisure and entertainment activities, including, for example: shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms in different parts of the U.S., in several Canadian provinces and on many lands taken into trust for the benefit of certain Native Americans in the U.S. and First Nations in Canada. Other jurisdictions, including states near our current properties (such as Massachusetts and Connecticut), have legalized and expanded or have plans to license additional gaming facilities, video gaming terminals and other gaming offerings in the near future. In addition, more gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other companies could increase competition for our gaming operations and could adversely affect us. Finally, the imposition of smoking bans and/or higher gaming tax rates in Mississippi, Colorado and Delaware, where a smoking ban already exists, would have a significant impact on our properties’ ability to compete with facilities in nearby jurisdictions.

Our racing operation at Arapahoe Park currently owns all of the off-track betting (“OTB”) licenses in Colorado. However, Arapahoe Park does face competition from advance deposit wagering, online wagering on horse racing and other forms of entertainment such as casino and online gaming. Additionally, for a number of years, there has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition from other wagering and entertainment alternatives and unwillingness of customers to travel a significant distance to racetracks.

Various competitive properties have opened or will be opening in the future that may affect our flagship casino in Rhode Island. In November 2011, the Expanded Gaming Act was signed into law in Massachusetts, which allowed up to three commercial destination resort casinos located in three geographically diverse regions across the state and a single slots facility for one location statewide. In February 2014, the Massachusetts Gaming Commission (“MGC”) awarded the slots-only gaming license to Plainridge Park Casino in Plainville, Massachusetts, which opened in June 2015. In the third quarter of 2018, MGM Resorts International opened the $1.0 billion Springfield resort casino in Springfield, Massachusetts, and the $2.5 billion Encore Boston Harbor casino is scheduled to open in June 2019 in Everett, Massachusetts. We have taken various steps designed to increase our competitive position, including building a hotel adjacent to our Twin River Casino Hotel facility near Providence, Rhode Island, constructing a new facility in Tiverton, Rhode Island and obtaining regulatory approvals for changes in gaming operations designed to bolster our competitive position. There can be no assurance that these steps will be effective, or what the ultimate effect of this additional competition will be. Also, the Massachusetts law allows the MGC at its discretion to award one additional commercial casino license, limited to the southeast region of the Commonwealth. The MGC solicited public comment late in 2018 on this issue as it continues to evaluate whether to issue such license. Among other things, the regulatory agreement under which our Rhode Island properties operate (the “Regulatory Agreement”) prohibits us and our subsidiaries from owning, operating, managing, or providing gaming specific goods and services to any properties in Rhode Island (other than the Twin River Casino Hotel and Tiverton Casino Hotel), Massachusetts, Connecticut or New Hampshire, which may adversely affect growth and market opportunity in those states. Finally, construction of a tribal casino in Taunton, Massachusetts is currently on hold following a U.S. Department of the Interior ruling in September 2018 regarding the validity of the tribe’s land in trust taking. The tribe has initiated litigation challenging this decision in the U.S. District Court of Massachusetts. Further, companion Senate and House bills have been introduced in Congress that would award the land in trust to the tribe and prevent any further litigation, including pending cases, with regard to its status. The outcome of this litigation and the likelihood of the proposed legislation passing is inherently uncertain.

We also face gaming competition from the Mohegan Sun Casino & Resort and the Foxwoods Resort Casino, both in Connecticut, which are owned by the Mohegan Tribe and the Mashantucket Pequot Tribe, respectively. In addition, other federally recognized Native American tribes continue to pursue new gaming projects elsewhere in the northeastern United States.

In Delaware, we compete in local and regional markets with casinos, horse tracks and racinos. Many of our gaming competitors are in jurisdictions with a closer proximity to large population bases and with a lower tax burden. The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, the proliferation of internet gaming or the legalization of additional gaming venues in Delaware, could adversely affect our cash flows and results of operations. Delaware is surrounded by jurisdictions which permit slot machines and table games, such as Pennsylvania, New Jersey, Maryland and West Virginia. In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings and many analysts believe that the market is showing signs of saturation, in part due to the fact that new gaming venues often result in a substantial loss of business for existing locations.

Additionally, groups seeking federal recognition as Native American tribes, as well as federally recognized Native American tribes, continue efforts to establish or expand casino gaming on reservation lands. Additional casino gaming operations in the northeastern United States may adversely affect our results of operations in this market. We are unable to predict whether changes in federal recognition rules or efforts by federally recognized Native American tribes or groups seeking federal recognition as Native American tribes will lead to the establishment of additional tribal casino gaming operations in the northeastern United States.

In addition, in May 2018, the U.S. Supreme Court struck down as unconstitutional the Professional and Amateur Sports Protection Act of 1992, a federal statute enacted to stop the spread of state-sponsored sports gambling. This decision has the effect of lifting federal restrictions on sports wagering and leaves individual jurisdictions such as states to determine the legality of sports wagering. While new federal online gaming legislation has been introduced in Congress from time to time, there has been no federal legislative response to the U.S. Supreme Court’s decision.

As a result, Washington, D.C., Nevada, Delaware, Mississippi, New Jersey, Pennsylvania, Rhode Island, West Virginia, New Mexico and Arkansas have passed legislation authorizing fixed-odds sports betting. Our Rhode Island, Delaware and Mississippi properties now offer sports wagering pursuant to state law in each case.

We may also face competition from other gaming facilities which are able to offer sports wagering services following the enactment of applicable legislation. A law authorizing sports betting in New York was enacted in 2013, but regulations to implement that law have yet to be promulgated, and a measure to allow for full-scale sports betting failed in June 2018. Numerous states that border our locations have pending or proposed legislation which would allow for sports betting, including Connecticut, Massachusetts, Maryland, Louisiana, Tennessee, Oklahoma and Kansas, each of which could adversely affect our financial results.

Government Regulation

General

The gaming and racing industries are highly regulated and we must maintain licenses and pay gaming taxes in each jurisdiction in which we operate in order to continue operations. Each of our facilities is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability, integrity and character of the owners, managers and persons with financial interests in the gaming operations. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions.

Gaming laws are generally based upon declarations of public policy designed to protect gaming consumers and the viability and integrity of the gaming industry. Gaming laws also may be designed to protect and maximize state and local tax revenues, as well as to enhance economic development and tourism. To accomplish these public policy goals, gaming laws establish stringent procedures to ensure that participants in the gaming industry meet certain standards of character and responsibility. Among other things, gaming laws require gaming industry participants to:

•	ensure that unsuitable individuals and organizations have no role in gaming operations;

•	establish procedures designed to prevent cheating and fraudulent practices;

•	establish and maintain anti-money laundering practices and procedures;

•	establish and maintain responsible accounting practices and procedures;

•	maintain effective controls over their financial practices, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

•	maintain systems for reliable record keeping;

•	file periodic reports with gaming regulators;

•	establish programs to promote responsible gaming; and

•	enforce minimum age requirements.

Typically, a state regulatory environment is established by statute and underlying regulations and is administered by one or more regulatory agencies with broad discretion to regulate the affairs of owners, managers and persons with financial interests in gaming operations. Among other things, gaming authorities in the various jurisdictions in which we conduct our business:

•	adopt rules and regulations under the implementing statutes;

•	interpret and enforce gaming laws and regulations;

•	impose disciplinary sanctions for violations, including fines and penalties;

•	review the character and fitness of participants in gaming operations and make determinations regarding their suitability or qualification for licensure;

•	grant licenses for participation in gaming operations;

•	collect and review reports and information submitted by participants in gaming operations;

•	in the case of Rhode Island, collect proceeds from our operations in Rhode Island and provide us with commissions based on such proceeds;

•	review and approve certain transactions, which may include acquisitions or change-of-control transactions of gaming industry participants and securities offerings and debt transactions engaged in by such participants; and

•	establish and collect fees and taxes in jurisdictions where applicable.

Any change in the laws or regulations of a gaming jurisdiction could adversely affect our gaming operations.

Licensing and Suitability Determinations.

Gaming laws require us, and each of our subsidiaries engaged in gaming operations, certain of our directors, officers and employees, and in some cases, certain of our shareholders, to obtain licenses from gaming authorities. Licenses typically require a determination that the applicant qualifies or is suitable to hold the license. Gaming authorities have broad discretion in determining whether an applicant qualifies for licensing or should be deemed suitable. Criteria used in determining whether to grant or renew a license to conduct gaming operations, while varying among jurisdictions, generally include consideration of factors such as:

•	the character, honesty and integrity of the individual applicant;

•	the financial stability, integrity and responsibility of the entity applicant, including whether its operation is adequately capitalized in the state and whether it exhibits the ability to maintain adequate insurance levels;

•	the quality of the entity applicant’s casino facilities;

•	the amount of revenue to be derived by the applicable state from the operation of the entity applicant’s casino; and

•	the effect on competition and general impact on the community of the entity applicant’s casino or racing operations.

In evaluating individual applicants, gaming authorities consider the individual’s business experience and reputation for good character, the individual’s criminal history and the character of those with whom the individual associates.

Some gaming jurisdictions limit the number of licenses granted to operate casinos within the state, and some states limit the number of licenses granted to any one gaming operator. Licenses under gaming laws are generally not transferable without regulatory approval. Licenses in the jurisdictions in which we conduct gaming operations are granted for limited durations and require renewal from time to time. There can be no assurance that any of our licenses will be renewed. The failure to renew any of our licenses could adversely affect our gaming operations.

In addition to us and our direct and indirect subsidiaries engaged in gaming operations, gaming authorities may investigate any individual who has a material relationship to or material involvement with any of our entities to determine whether such individual is suitable or should be licensed. Our officers, directors and certain key employees must file applications with the gaming authorities and may be required to be licensed or to qualify or be found suitable in many jurisdictions. Gaming authorities may deny an application for licensing for any cause which they deem reasonable. Qualification and suitability determinations require submission of detailed personal and financial information followed by a thorough investigation. The applicant must pay all the costs of the investigation. Changes in licensed positions must be reported to gaming authorities and, in addition to their authority to deny an application for licensure, qualification or a finding of suitability, gaming authorities have jurisdiction to disapprove a change in a corporate position.

If one or more gaming authorities were to find that an officer, director or key employee fails to qualify or is unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever all relationships with such person. In addition, gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications.

Moreover, in many jurisdictions, certain of our stockholders may be required to undergo a suitability investigation similar to that described above. Many jurisdictions require any person who acquires beneficial ownership of more than a certain percentage of our voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability. Many gaming authorities, including those in Delaware and Rhode Island, however, allow an “institutional investor” to apply for a waiver or a reduced disclosure obligation. An “institutional investor” is generally defined as an investor acquiring and holding voting securities in the ordinary course of business as an institutional investor for passive investment purposes only, and not for the purpose of causing, directly or indirectly, the election of a member of our board of directors (the “Board”), any change in our corporate charter, bylaws, management, policies or operations, or those of any of our gaming affiliates, or the taking of any other action which gaming authorities find to be inconsistent with holding our voting securities for passive investment purposes only. Even if a waiver or reduced disclosure obligation is granted, an institutional investor generally may not take any action inconsistent with its status when the waiver was granted without once again becoming subject to the foregoing reporting and application obligations.

Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised that it is required by gaming authorities may be denied a license or found unsuitable, as applicable.  Under a shareholders agreement applicable prior to the Company’s listing and the Company’s bylaws, if a stockholder were to be found by an applicable gaming authority to be an unsuitable person, or if the Board were otherwise to determine that a stockholder is an unsuitable person under applicable gaming laws, then the Company may, subject to compliance with the bylaws, redeem such stockholder’s voting securities. In addition, in these circumstances, until such voting securities are owned by suitable stockholders, (1) the Company would not be required or permitted to pay any dividend, payment, distribution or interest with respect to such voting securities, (2) the unsuitable stockholder holder would not be entitled to exercise any voting rights in respect of such voting securities, (3) the Company would not pay any remuneration in any form to the holder of such voting securities (other than, if applicable, the redemption price for such securities), (4) no unsuitable person could continue as a manager, officer, partner or director of the Company, and (5) all other rights (including economic and voting rights) of such unsuitable persons in respect of the voting securities would be suspended.

Violations of Gaming Laws

If we or our subsidiaries violate applicable gaming laws, our gaming licenses could be limited, conditioned, suspended or revoked by gaming authorities, and we and any other persons involved could be subject to substantial fines. Further, a supervisor or conservator can be appointed by gaming authorities to conduct operations at our gaming properties, or in some jurisdictions, take title to our gaming assets in the jurisdiction, and under certain circumstances, earnings generated during such appointment could be forfeited to the applicable state or states. Furthermore, violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. As a result, violations by us of applicable gaming laws could adversely affect our gaming operations.

Some gaming jurisdictions prohibit certain types of political activity by a gaming licensee, its officers, directors and key people. A violation of such a prohibition may subject the offender to criminal and/or disciplinary action.

Reporting and Record-Keeping Requirements

We are required periodically to submit detailed financial and operating reports and furnish any other information about us or our subsidiaries which gaming authorities may require. Under federal law, we are required to record and submit detailed reports of currency transactions involving greater than $10,000 at our casinos, as well as any suspicious activity that may occur at such facilities. Failure to comply with these requirements could result in fines or cessation of operations. We are required to maintain a current stock ledger which may be examined by gaming authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to gaming authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Gaming authorities may require certificates for our securities to bear a legend indicating that the securities are subject to specified gaming laws.

Review and Approval of Transactions

Substantially all material loans, leases, sales of securities and similar financing transactions by us and our subsidiaries must be reported to, and in some cases approved by, gaming authorities. Neither us nor any of our subsidiaries may make a public offering of securities without the prior approval of certain gaming authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise are subject to receipt of prior approval of gaming authorities. Entities seeking to acquire control of us or one of our subsidiaries must satisfy gaming authorities with respect to a variety of stringent standards prior to assuming control. Gaming authorities may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

Because of regulatory restrictions, our ability to grant a security interest in any of our gaming assets is limited and subject to receipt of prior approval by certain gaming authorities.

License Fees and Gaming Taxes

We pay substantial taxes in our jurisdictions, including some of the cities and towns in which our operations are conducted, in connection with our casino gaming operations, computed in various ways depending on the type of gaming or activity involved. Depending upon the particular fee or tax involved, these fees and taxes are payable with varying frequency. License fees and taxes are based upon such factors as:

•	a percentage of the gaming revenues received;

•	the number of gaming devices and table games; and/or

•	one-time fees payable upon the initial receipt of license and fees in connection with the renewal of license.

In some jurisdictions, gaming tax rates are graduated such that the tax rates increase as gaming revenue increases. Tax rates are subject to change, sometimes with little notice, and such changes could adversely affect our gaming operations.

In addition to taxes specifically unique to gaming, we are required to pay all other applicable taxes, such as income and property taxes.

Rhode Island Commissions

In Rhode Island, our gaming operations are subject to extensive regulation by the Rhode Island Department of Business Regulation and the Division of Lotteries of the Rhode Island Department of Revenue. Unlike other jurisdictions in which we operated in 2018, Rhode Island does not have a traditional tax on gaming operations. The state receives all of the gaming win that comes into our Rhode Island operations and then pays us a percentage of the gaming win. As a result, our revenue from Rhode Island operations reflects only the net amount we are paid of the total gaming win from our Rhode Island casinos. Delaware operates on a similar commission-type basis, and we are still evaluating how this will be accounted for at Dover Downs Hotel & Casino.

Operational Requirements

In our jurisdictions, we are subject to certain requirements and restrictions on how we must conduct our gaming operations.

Some gaming jurisdictions prohibit cash distributions from a gaming operation, except to allow for the payment of taxes, if the distribution would impair the financial viability of the gaming operation. Moreover, many jurisdictions require a gaming operation to maintain insurance and post bonds in amounts determined by their gaming authority.

In addition, our ability to conduct certain types of games, introduce new games or move existing games within our facilities may be restricted or subject to regulatory review and approval.

Racetracks

We conduct horse racing operations at our racetracks in Aurora, Colorado and Dover, Delaware and operate additional OTB locations throughout Colorado. Regulations governing our horse racing operation in Colorado and Delaware are administered separately from the regulations governing gaming operations, with separate licenses and license fee structures. The racing authorities responsible for regulating our racing operations have broad oversight authority, which may include: annually reviewing and granting racing licenses and racing dates, approving the opening and operation of OTB facilities, approving simulcasting activities, licensing all officers, directors, racing officials and certain other employees of a racing licensee, and approving certain contracts entered into by a racing licensee affecting racing, pari-mutuel wagering, account wagering and OTB operations.

The Regulatory Agreement

On July 1, 2016, certain of our subsidiaries, the Rhode Island Department of Business Regulation and the Division of Lotteries of the Rhode Island Department of Revenue entered into the Regulatory Agreement, which replaced an earlier regulatory agreement. The Regulatory Agreement sets forth certain requirements with respect to the Division of Lotteries of the Rhode Island Department of Revenue and the Rhode Island Department of Business Regulation’s regulatory oversight of us. The Regulatory Agreement restricts, among other things, our ability to amend or modify our credit agreement, to increase the principal amount of loans thereunder, to sell, transfer, lease or otherwise dispose of all or substantially all of our assets, to create, incur, assume or permit to exist certain liens or to incur additional indebtedness or make certain distributions if certain requirements are not met. Unless waived, we must also limit a person from acquiring direct or indirect financial interest in any class of securities in Twin River to the extent such acquisitions would exceed ownership limitations imposed by Rhode Island regulations or entering into certain related-party transactions, except for limited situations with respect to stock repurchases by us. The Regulatory Agreement also provides affirmative obligations, including setting a minimum number of employees that we must employ in Rhode Island and providing the Rhode Island Department of Business Regulation and the Division of Lotteries of the Rhode Island Department of Revenue with periodic information updates about us. Among other things, the Regulatory Agreement prohibits us and our subsidiaries from owning, operating, managing or providing gaming specific goods and services to any properties in Rhode Island (other than Twin River Casino Hotel and Tiverton Casino Hotel), Massachusetts, Connecticut or New Hampshire. Termination of the Regulatory Agreement may be effected by the Rhode Island Department of Business Regulation and the Division of Lotteries of the Rhode Island Department of Revenue at any time acting in their sole discretion and in accordance with the laws of the State of Rhode Island. Termination may be effected by us if we are no longer involved in the ownership or management of the Lincoln or Tiverton facilities. A failure to comply with the provisions in the Regulatory Agreement could subject us to injunctive or monetary relief, payments to the Rhode Island regulatory agencies and ultimately the revocation or suspension of our licenses to operate in Rhode Island.

Delaware

Delaware law regulates the percentage of commission we are entitled to receive from our gaming activities at Dover Downs Hotel & Casino. Video lottery operations, sports wagering, table game and internet gaming operations are by statute operated and administered by the Director of the Delaware State Lottery Office (the “Lottery Director”) and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement.  Dover Downs is a Licensed Agent authorized to conduct these activities under the Delaware State Lottery Code. The Lottery Director has discretion to adopt such rules and regulations as the Lottery Director deems necessary or desirable for the efficient and economical operation and administration of the lottery.

We neither own nor lease the slot machines or computer systems used by Delaware in connection with our video lottery gaming operations.  The Lottery Director enters into contracts directly with the providers of the slot machines and computer systems and we are not a party to those negotiations.  Delaware purchases or leases all equipment and the Lottery Director licenses all technology providers, and we share in the expense.  Similarly, but at no expense to us, the Lottery Director enters into contracts directly with internet service providers. Our operations could be disrupted if a licensed technology provider violates its agreement with Delaware or ceases to be licensed for any reason.  Such an event would be outside of our control and could adversely affect our gaming revenues.

Our gaming license in Delaware allows for video lottery operations, sports wagering, table games and internet gaming operations.  Delaware gaming licenses do not have an expiration date. However, the Lottery Director may revoke or suspend the license of a Licensed Agent, such as ours, for “cause.”

In order to maintain our gaming license with the Delaware Lottery, we are required to maintain our license for harness horse racing with the Delaware Harness Racing Commission (“DHRC”) and must conduct a minimum of 80 live race days each racing season, subject to the availability of racing stock. We hold a license from the DHRC, through which we are authorized to hold harness race meetings on our premises, and to make, conduct and sell pools through the use of pari-mutuel machines or totalizators.  The license requires renewal on an annual basis.  DHRC may reject an application for a license for any cause which it deems sufficient, and the action of the DHRC is final.  Any license granted by the DHRC may also be subject to such reasonable rules and regulations as may be prescribed from time to time by the United States Trotting Association.

Mississippi

We are subject to the licensing and regulatory control of the Mississippi Gaming Commission, and are required to periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and furnish any other information which the Mississippi Gaming Commission may require. If we are unable to satisfy the requirements of the Mississippi Act, we cannot own or operate gaming facilities in Mississippi. We are also required to periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and the Mississippi Department of Revenue and to furnish any other information required thereby. With certain exceptions, no person may become a stockholder of, or receive any percentage of profits from, the casino licensees without first obtaining licenses and approvals from the Mississippi Gaming Commission.

Employees and Labor Relations

As of March 28, 2019, we had approximately 4,900 employees. We consider our employee relations to be good. Most of our employees in Rhode Island are represented by a labor union or collective bargaining agreement. Employees in Delaware, Mississippi and Colorado are not represented by a labor union.

Corporate Information

We were incorporated in Delaware on March 1, 2004. Our principal executive offices are located at 100 Twin River Road, Lincoln, Rhode Island 02865, and our telephone number is (401) 475-8474. Our website address is www.twinriverwwholdings.com. The information that is contained in, or that is accessed through, our website is not part of this filing.

Available Information

As a publicly traded company we are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). These filings are also available on the SEC’s website at www.sec.gov.

We make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, available free of charge through our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters of the Audit Committee, the Compensation Committee, the Compliance Committee, and the Nominating and Governance Committee are available on our website, www.twinriverwwholdings.com.

ITEM 1A.    RISK FACTORS

In addition to the other information contained in this Annual Report, the following Risk Factors should be considered carefully in evaluating our business.

If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected. If this were to happen, the value of our securities, including our common stock, could decline significantly, and investors could lose all or part of their investment.

Increased competition could adversely affect our business, results of operations and financial condition.

Various competitive properties have opened or will be opening in the future that may affect our flagship casino in Rhode Island, and perhaps our Tiverton property as well. In November 2011, the Expanded Gaming Act was signed into law in Massachusetts, which allowed up to three commercial destination resort casinos located in three geographically diverse regions across the state and a single slots facility for one location statewide. In February 2014, the MGC awarded the slots-only gaming license to Plainridge Park Casino in Plainville, Massachusetts which opened in June 2015. In the third quarter of 2018, MGM Resorts International opened the $1.0 billion Springfield resort casino in Springfield, Massachusetts, and the $2.5 billion Encore Boston Harbor is scheduled to open in June 2019. We have taken various steps designed to increase our competitive position, including building a hotel adjacent to our Twin River casino property in Lincoln, Rhode Island, near Providence, Rhode Island, constructing a new facility in Tiverton, Rhode Island and obtaining regulatory approvals for changes in gaming operations. There can be no assurance that these steps will be effective, or what the ultimate effect of this additional competition will be. In addition, the Massachusetts law allows the MGC at its discretion to award one additional commercial casino license, limited to the southeast region of the Commonwealth. The MGC solicited public comment late in 2018 on this issue as it continues to evaluate whether to issue such license. Finally, construction of a tribal casino in Taunton, Massachusetts is currently on hold following a U.S. Department of the Interior ruling in September 2018 regarding the validity of the tribe’s land in trust taking. The tribe has initiated litigation challenging this decision in the U.S. District Court of Massachusetts. Further, companion Senate and House bills have been introduced in Congress that would award the land in trust to the tribe and prevent any further litigation, including pending cases, with regard to its status. The outcome of this litigation and the likelihood of the proposed legislation is inherently uncertain.

Our business is particularly sensitive to reductions in discretionary consumer spending.

Consumer demand for casinos and casino hotel properties, such as ours, is sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities. Any adverse change in general economic conditions can adversely affect consumer spending, which can adversely affect our ability to generate revenues from operations. Adverse developments affecting economies throughout the world including a general tightening of the availability of credit, increasing energy costs, rising prices, inflation, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in the stock market could lead to a reduction in discretionary spending on entertainment and leisure activities, which could adversely affect our business, financial condition and results of operations.

Recessions have affected our business and financial condition, and economic conditions may continue to affect them in ways that currently cannot accurately be predicted.

Economic recessions have had, and may continue to have, far reaching adverse consequences across many industries, including the gaming industry, which may adversely affect our business and financial condition. In the past decade, the U.S. economy has experienced weakness and recession following a financial crisis, which resulted in increased unemployment, decreased consumer spending and a decline in housing values. In addition, while the Federal Reserve took policy actions to promote market liquidity and encourage economic growth following such recession, such actions are now being curtailed as signs of improvement in the economy, and the impact of these monetary policy actions on the national economy is uncertain. Moreover, we will rely on the strength of regional and local economies for the performance of each of our properties. If the national economic recovery slows or stalls, the national economy experiences another recession or any of the relevant regional or local economies suffers a downturn, we may experience a material adverse effect on our business, results of operations and financial condition.

The gaming industry is very competitive and increased competition, including through legislative legalization or expansion of gaming by states in or near where we own facilities or through Native American gaming facilities and internet gaming, could adversely affect our financial results.

We will face significant competition in all of the areas in which we conduct our business. Increased competitive pressures may adversely affect our ability to continue to attract customers or affect our ability to compete efficiently.

Several of the facilities where we conduct our business are located in jurisdictions that restrict gaming to certain areas and/or may be affected by state laws that currently prohibit or restrict gaming operations. We also face the risk that existing casino licensees will expand their operations and the risk that Native American gaming will continue to grow. Budgetary pressures faced by state governments could lead to intensified political pressures for the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for our business, or create competitive pressures, depending on where the legalization occurs and our ability to capitalize on it. Our ability to attract customers to the existing casinos which we own could be significantly and adversely affected by the legalization or expansion of gaming in certain jurisdictions and by the development or expansion of Native American casinos in areas where our customers may visit.

In addition, our competitors may refurbish, rebrand or expand their casino offerings, which could result in increased competition. Furthermore, changes in ownership may result in improved quality of our competitors’ facilities, which may make such facilities more competitive.

We also compete with other forms of legalized gaming and entertainment such as bingo, pull-tab games, card parlors, sports books, pari-mutuel or simulcast betting on horse and dog racing, state-sponsored lotteries, instant racing machines, video lottery terminals (“VLTs”) (including racetracks that offer VLTs), video poker terminals and, in the future, we may compete with gaming or entertainment at other venues. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from the facilities we own and thus adversely affect our business. Such internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of U.S. Department of Justice positions related to the application of federal laws to intrastate internet gaming and initiatives in some states to consider legislation to legalize intrastate internet wagering. The law in this area has been rapidly evolving, and additional legislative developments may occur at the federal and state levels that would accelerate the proliferation of certain forms of internet gaming in the United States.

In addition, in May 2018, the U.S. Supreme Court struck down as unconstitutional the Professional and Amateur Sports Protection Act of 1992, a federal statute enacted to stop the spread of state-sponsored sports gambling. This decision has the effect of lifting federal restrictions on sports wagering and thus allows states to determine by themselves the legality of sports wagering. While new federal online gaming legislation has been introduced in Congress from time to time, there has been no federal legislative response to the U.S. Supreme Court’s decision.

As a result, Washington D.C., Nevada, Delaware, Mississippi, New Jersey, Pennsylvania, Rhode Island, West Virginia, New Mexico and Arkansas have passed legislation authorizing fixed-odds sports betting. Our Rhode Island, Delaware and Mississippi properties now offer sports wagering pursuant to state law in each case.

We may also face competition from other gaming facilities which are able to offer sports wagering services following the enactment of applicable legislation. A law authorizing sports betting in New York was enacted in 2013, but regulations to implement that law have yet to be promulgated, and a measure to allow for full-scale sports betting failed in June 2018. Numerous states that border the states in which we operate have pending or proposed legislation which would allow for sports betting, including Connecticut, Massachusetts, Maryland, Louisiana, Tennessee, Oklahoma and Kansas, each of which could have an adverse effect on our financial results.

Our gaming operations will rely heavily on technology services provided by third parties. In the event that there is an interruption of these services, it may have an adverse effect on our operations and financial condition.

We, or one of our state regulatory bodies, engage a number of third parties to provide gaming operating systems for the facilities we own. As a result, we rely on such third parties to provide uninterrupted services in order to run our business efficiently and effectively. In the event one of these third parties experiences a disruption in its ability to provide such services (whether due to technological or financial difficulties or power problems), this may result in a material disruption at the casinos which we own and have a material effect on our business, operating results and financial condition.

Any unscheduled interruption in our technology services is likely to result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations, cloud computing and lottery systems. Such interruptions may occur as a result of, for example, catastrophic events or rolling blackouts. Our systems are also vulnerable to damage or interruption from earthquakes, floods, fires, telecommunication failures, hurricanes, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events.

We are subject to extensive state and local regulation and licensing, and gaming authorities have significant control over our operations, which could have an adverse effect on our business.

The ownership and operation of casino gaming and horse racing facilities are subject to extensive state and local regulation, and regulatory authorities at the state and local levels have broad powers with respect to the licensing of these businesses, and may revoke, suspend, condition, fail to renew or limit our gaming or other licenses, impose substantial fines and take other actions, each of which poses a significant risk to our business, results of operations and financial condition. We currently hold all state and local licenses and related approvals necessary to conduct our present operations, but must periodically apply to renew many of these licenses and registrations and have the suitability of certain of our directors, officers and employees renewed. There can be no assurance that we will be able to obtain such renewals or that we will be able to obtain future approvals that would allow us to expand our gaming operations. Any failure to maintain or renew existing licenses, registrations, permits or approvals would have a material adverse effect on us. Furthermore, if additional gaming laws or regulations are adopted, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us.

Any of the Rhode Island Department of Business Regulation and the Division of Lotteries of the Rhode Island Department of Revenue, the Mississippi Gaming Commission, the Delaware Gaming Commission or the Colorado Racing Commission may, in their discretion, require certain holders of any securities issued by us to file applications, be investigated and be found suitable to own our securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of its respective state. The Rhode Island regulatory authorities limit the ability of third parties to acquire (1) 5% or more of our common stock, unless the stockholder has been granted a gaming license or the ownership is otherwise approved by the Rhode Island regulatory authorities, (2) 20% or more of our outstanding common stock, unless the acquiring stockholder has been granted a gaming license by the Rhode Island regulatory authorities or such ownership is otherwise approved or (3) as to passive institutional investors, generally 15% or more of our common stock, but in all cases the amount approved by the Rhode Island regulatory authorities with respect to that investor.

The Delaware regulatory authorities will limit the ability of third parties to acquire 10% or more of our common stock, or, as to passive institutional investors, up to 15% of our common stock, unless the acquiring stockholder has been granted a license by the Delaware regulatory authorities or such ownership is otherwise approved. The Delaware regulatory authorities recently adopted regulations substantially similar to those in effect in Rhode Island permitting a waiver for institutional shareholders who own up to 15% of a regulated company. The costs of any investigation conducted by any of these or other gaming authorities under these circumstances must be paid by the applicant, and refusal or failure to pay these charges may constitute grounds for a finding that the applicant is unsuitable to own the securities. If any of these or other gaming authorities determines that a person is unsuitable to own our securities, then, under the applicable gaming or horse racing laws and regulations, we could be sanctioned, including the loss of approvals, if, without the prior approval of the applicable gaming authority, we conduct certain business with the unsuitable person.

Our officers, directors and key employees will also be subject to a variety of regulatory requirements and various licensing and related approval procedures in the various jurisdictions in which we manage gaming facilities. If any applicable gaming authority were to find any of our officers, directors, or key employees unsuitable for licensing or unsuitable to continue having a relationship with it, we would have to sever all relationships with that person. Furthermore, the applicable gaming authority may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could adversely affect our gaming operations.

Applicable gaming laws and regulations may restrict our ability to issue certain securities, incur debt and undertake other financing activities. Such transactions would generally require notice and/or approval of applicable gaming authorities, and our financing counterparties, including lenders, might be subject to various licensing and related approval procedures in the various jurisdictions in which we manage gaming facilities. Applicable gaming laws further limit our ability to engage in certain competitive activities and impose requirements relating to the composition of our Board and senior management personnel. If state regulatory authorities were to find any person unsuitable with regard to his, her or its relationship to us or any of our subsidiaries, we would be required to sever our relationship with that person, which could materially adversely affect our business.

We are subject to numerous other federal, state and local laws that may expose us to liabilities or have a significant adverse impact on our operations. Changes to any such laws could have a material adverse effect on our operations and financial condition.

Our business is subject to a variety of other federal, state and local laws, rules, regulations and ordinances. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Changes to any of the laws, rules, regulations or ordinances to which we are subject, new laws or regulations, or material differences in interpretations by courts or governmental authorities could have a adverse effect on our business, financial condition, results of operations and prospects.

Many of our employees, especially those that interact with our customers, receive a base salary or wage that is established by applicable state and federal laws that establish a minimum hourly wage that is, in turn, supplemented through tips and gratuities from customers. From time to time, state and federal lawmakers have increased the minimum wage. It is difficult to predict when such increases may take place. Any such change to the minimum wage could have a material adverse effect on our business, financial condition, results of operations and prospects.

The manufacture and sale of alcoholic beverages is a highly regulated and taxed business. Federal, state and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising, marketing, distributor relationships and related matters. Federal, state and local governmental entities also levy various taxes, license fees, and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure to comply with applicable federal, state or local laws and regulations could result in higher taxes, penalties, fees, and suspension or revocation of permits, licenses or approvals and could have a material adverse effect on our business, financial condition, results of operations and prospects. From time to time, local and state lawmakers, as well as special interest groups, have proposed legislation that would increase the federal and/or state excise tax on alcoholic beverages or certain types of alcoholic beverages. If federal or state excise taxes are increased, we may have to raise prices to maintain our current profit margins. Higher taxes may reduce overall demand for beer, thus negatively impacting sales of our beer. Further federal or state regulation may be forthcoming that could further restrict the distribution and sale of alcohol products. Any material increases in taxes or fees, or the adoption of additional taxes, fees or regulations could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, each restaurant we operate must obtain a food service license from local authorities. Failure to comply with such regulations could cause our licenses to be revoked or our related restaurant business or businesses to be forced to cease operations. Moreover, state liquor laws may prevent the expansion of restaurant operations into certain markets.

Any violation of applicable anti-money laundering laws or regulations could adversely affect our business, financial condition, results of operations and prospects.

We handle significant amounts of cash in our operations and are subject to various reporting and anti-money laundering laws and regulations. Recently, U.S. governmental authorities have evidenced an increased focus on compliance with anti-money laundering laws and regulations in the gaming industry. Any violation of anti-money laundering laws or regulations could have a material adverse effect on our business, financial condition, results of operations and prospects. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If we or our employees or agents fail to comply with applicable laws or our policies governing our operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any such government investigations, prosecutions or other legal proceedings or actions could have a material adverse effect on our business, financial condition, results of operations and prospects.

Failure to comply with the terms of the Regulatory Agreement could result in a breach and could harm our business.

We are currently a party to the Regulatory Agreement with Rhode Island regulatory agencies. The Regulatory Agreement imposes certain affirmative and negative covenants on us. For more detail on the Regulatory Agreement see the section entitled “Governmental Regulation” in “Item I. Business.” A failure to comply with the provisions in the Regulatory Agreement could subject us to injunctive or monetary relief, payments to the Rhode Island regulatory agencies and ultimately the revocation or suspension of our licenses to operate in Rhode Island. Any such remedy could adversely affect our business, financial condition and results of operations. Among other things, the Regulatory Agreement prohibits us and our subsidiaries from owning, operating, managing or providing gaming specific goods and services to any gaming facilities in Rhode Island (other than Twin River Casino Hotel and Tiverton Casino Hotel), Massachusetts, Connecticut or New Hampshire, which may adversely affect our growth and market opportunity in those states.

Our VLTs and table games hold percentages may fluctuate.

The gaming industry is characterized by an element of chance and our casino guests’ winnings depend on a variety of factors, some of which are beyond our control. In addition to the element of chance, hold percentages are affected by other factors, including players’ skill and experience, the mix of games played, the financial resources of players, the volume of bets placed and the amount of time played. The variability of our hold percentages has the potential to adversely affect our business, financial condition and results of operations.

We conduct our business in an industry that is subject to high taxes and may be subject to higher taxes in the future.

In gaming jurisdictions in which we conduct our business, with the exception of Rhode Island, state and local governments raise considerable revenues from taxes based on casino revenues and operations. In Rhode Island, the state takes all of the gaming win that comes into our Rhode Island operations and then pays us a percentage of the gaming win. We will also pay property taxes, occupancy taxes, sales and use taxes, payroll taxes, franchise taxes and income taxes. Our profitability will depend on generating enough revenues to cover variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. From time to time, state and local governments have increased gaming taxes and such increases could significantly impact the profitability of gaming operations.

Our operations in Delaware, Colorado and Mississippi are generally subject to significant revenue-based taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time. In addition, from time to time, federal, state and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Further, worsening economic conditions could intensify the efforts of Delaware, Colorado and Mississippi and applicable local governments to raise revenues through increases in gaming taxes and/or property taxes. It is not possible to determine with certainty the likelihood of changes in tax laws in these jurisdictions or in the administration of such laws. Such changes, if adopted, could adversely affect our business, financial condition and results of operations. The large number of state and local governments with significant current or projected budget deficits makes it more likely that those governments that currently permit gaming will seek to fund such deficits with new or increased gaming taxes and/or property taxes and worsening economic conditions could intensify those efforts. Any material increase, or the adoption of additional taxes or fees, could adversely affect our future financial results.

There can be no assurance that governments in jurisdictions in which we conduct our business, or the federal government, will not enact legislation that increases gaming tax rates. General economic pressures have the potential to reduce revenues of state governments from traditional tax sources, which may cause state legislatures or the federal government to be more inclined to increase gaming tax rates.

We are subject to risks associated with labor relations, labor costs and labor disruptions.

We are subject to the costs and risks generally associated with labor disputes and organizing activities related to unionized labor. From time to time, our operations may be disrupted by strikes, public demonstrations or other coordinated actions and publicity. We may incur increased legal costs and indirect labor costs as a result of contractual disputes, negotiations or other labor-related disruptions. We have collective bargaining agreements applicable to approximately 38% of our employees as of March 28, 2019. We have 12 collective bargaining agreements with terms ranging between three to five years generally. These agreements are based solely in Rhode Island. We may also face organizing activities that could result in additional employees becoming unionized. Furthermore, collective bargaining agreements may limit our ability to reduce the size of our workforce during an economic downturn, which could put us at a competitive disadvantage.

Our obligation to fund multiemployer defined benefit plans to which we are a party adversely affect us.

We must contribute to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•	if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•	if we choose to stop participating in some of our multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

In addition, the funding obligations for our pension plans will be impacted by the performance of the financial markets, particularly the equity markets, and interest rates. Funding obligations are determined by government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected, we could be required to make larger contributions. The equity markets can be very volatile and, therefore, our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase our required contributions in the future and adversely impact our liquidity.

The casino, hotel and hospitality industry is capital intensive and we may not be able to finance development, expansion and renovation projects, which could put us at a competitive disadvantage.

Our casino and hotel properties have an ongoing need for renovations and other capital improvements to remain competitive, including room refurbishments, amenity upgrades, and replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with applicable laws and regulations. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our business, and our results of operations.

Renovations and other capital improvements of casino properties in particular require significant capital expenditures. In addition, any such renovations and capital improvements usually generate little or no cash flow until the projects are completed. We may not be able to fund such projects solely from cash provided from operating activities. Consequently, we may have to rely upon the availability of debt or equity capital to fund renovations and capital improvements, and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing on favorable terms or at all. Our failure to renovate and maintain gaming and entertainment venues from time to time may put us at a competitive disadvantage to gaming and entertainment venues offering more modern and better maintained facilities, which could adversely affect our business, financial condition, results of operations and prospects.

Because we will be heavily dependent upon hotel/casino and related operations that are conducted in certain limited regions, we will be subject to greater risks than a company that is geographically or otherwise more diversified.

We are heavily dependent upon hotel/casino and related operations that are conducted in Rhode Island, Mississippi, and Delaware for all of our cash flow. As a result, we are subject to a greater degree of risk than a gaming company that has greater geographical diversity. The risks to which we may have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	inaccessibility due to weather conditions, road construction or closure of primary access routes;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters, including earthquakes, hurricanes and flooding;

•	a decline in the number of residents in or near, or visitors to, our operations;

•	an increase in gaming activities in neighboring jurisdictions; and

•	a decrease in gaming activities at any of our facilities.

Any of the factors outlined above could adversely affect our ability to generate sufficient cash flow to make payments on our outstanding indebtedness.

We may not realize the anticipated benefits from our acquisitions, including our Merger with Dover Downs.

We cannot assure you that our Merger with Dover Downs, our proposed acquisition in Black Hawk, Colorado, or any future acquisitions will enhance our financial performance. Our ability to achieve the expected benefits of any acquisitions will depend on, among other things, our ability to effectively translate our strategies into revenue, our ability to retain and assimilate the acquired businesses' employees, our ability to retain customers and suppliers on terms similar to those in place with the acquired businesses, the adequacy of our implementation plans, our ability to maintain our financial and internal controls and systems as we expand our operations, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and revenue goals. The integration of the businesses that we acquire might also cause us to incur unforeseen costs, which would lower our future earnings and would prevent us from realizing the expected benefits of such acquisitions. Failure to achieve these anticipated benefits could result in decreases in the amount of expected revenues and diversion of management’s time and energy and could adversely affect our business, financial condition and operating results including, ultimately, a reduction in our stock price.

Our acquisition strategy may adversely affect our business.

A portion of our past growth has been achieved through acquisitions of, or mergers with, other gaming companies. We also continually evaluate opportunities to acquire other companies. We believe that there are risks related to acquiring companies, including an inability to successfully identify suitable acquisition candidates or consummate such potential acquisitions. To the extent that our future growth includes acquisitions, we cannot assure you that we will not overpay for acquisitions, we may lose key employees of acquired companies, or we may fail to achieve potential synergies or successful expansion into new markets as a result of our acquisitions. Therefore, future acquisitions, if any, may adversely affect our business, financial condition or results of operations, particularly in periods immediately following the consummation of those transactions while the operations of the acquired business are being integrated with our operations. Achieving the benefits of acquisitions depends on timely, efficient and successful execution of a number of post-acquisition events, including, among other things:

•	maintaining the customer and supplier base;

•	optimizing operations;

•	coordinating administrative and finance functions; and

•	integrating management information systems and personnel.

The integration process could divert the attention of management. Any difficulties or problems encountered in the transition process could adversely affect our business, financial condition or results of operations. In particular, the integration process may temporarily redirect resources previously focused on increasing profitability. In addition, the process of combining companies could cause the interruption of, or a loss of momentum and operating profits in, the activities of the respective businesses, which could have an adverse effect on their combined operations.

In connection with acquisitions of businesses in the future, if any, we may decide to consolidate the operations of any acquired businesses with our existing operations or make other changes with respect to the acquired businesses, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation and amortization attributable to acquired assets. Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition, and our indemnity for such liabilities may also be limited. Additionally, our ability to make any future acquisitions may depend upon obtaining additional financing. We may not be able to obtain additional financing on acceptable terms or at all. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could adversely affect on our ability to complete acquisitions.

We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets.

We monitor the recoverability of our long-lived assets, such as buildings, and evaluate their carrying value for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We annually review goodwill to determine if impairment has occurred. Additionally, interim reviews are performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value and fair value of the long-lived assets or the carrying value and fair value of the reporting unit, in the period the determination is made. The testing of long-lived assets and goodwill for impairment requires us to make estimates that are subject to significant assumptions about our future revenue, profitability, cash flows, fair value of assets and liabilities, weighted average cost of capital, as well as other assumptions. Changes in these estimates, or changes in actual performance compared with these estimates, may affect the fair value of long-lived assets or reporting unit, which may result in an impairment charge.

We cannot accurately predict the amount or timing of any impairment of assets. Should the value of long-lived assets or goodwill become impaired, our financial condition and results of operations may be adversely affected.

Our debt agreements contain restrictive covenants that may limit our operating flexibility.

Our current credit facility includes, and our future debt agreements will likely include, financial and other covenants. Our ability to comply with these provisions may be affected by general economic conditions, industry conditions and other events beyond our control. There can be no assurance that we will be able to comply with these covenants. The failure to comply with a financial covenant or other restrictions contained in the agreements governing such indebtedness, may result in an event of default. An event of default could result in acceleration of some or all of the applicable indebtedness and the inability to borrow additional funds. We do not have, and cannot be certain we would be able to obtain, sufficient funds to repay any such indebtedness if it is accelerated. Additionally, our future debt agreements might contain numerous covenants imposing financial and operating restrictions on our business. These restrictions might affect our ability to operate our business, might limit our ability to take advantage of potential business opportunities as they arise and might adversely affect the conduct of our current business, including by restricting our ability to finance future operations and capital needs and limiting our ability to engage in other business activities.

Our existing and future indebtedness may limit our operating and financial flexibility.

At the close of the Merger, we had approximate indebtedness of $422.4 million, substantially all of which is secured indebtedness. This indebtedness may have important negative consequences for us, including:

•	limiting our ability to satisfy obligations;

•	increasing vulnerability to general adverse economic and industry conditions;

•	limiting flexibility in planning for, or reacting to, changes in our businesses and the markets in which we conduct business;

•	increasing vulnerability to, and limiting our ability to react to, changing market conditions, changes in industry and economic downturns;

•	limiting our ability to obtain additional financing to fund working capital requirements, capital expenditures, debt service, general corporate or other obligations;

•	subjecting us to a number of restrictive covenants that, among other things, limit our ability to pay dividends and distributions, make acquisitions and dispositions, borrow additional funds and make capital expenditures and other investments;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of these funds to make principal and/or interest payments on outstanding debt;

•	exposing us to interest rate risk due to the variable interest rate on borrowings under our credit facility;

•	causing our failure to comply with the financial and restrictive covenants contained in our current or future indebtedness, which could cause a default under that indebtedness and which, if not cured or waived, could adversely affect us; and

•	affecting our ability to renew gaming and other licenses necessary to conduct our business.

Servicing debt and funding other obligations requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which will be beyond our control.

Our ability to make payments on and refinance our indebtedness and to fund our operations and capital expenditures depends upon our ability to generate cash flow and secure financing in the future. Our ability to generate future cash flow depends, among other things, upon:

•	our future operating performance;

•	general economic conditions;

•	competition;

•	legislative and regulatory factors affecting our operations and businesses; and

•	our future operating performance.

Some of these factors will be beyond our control. There can be no assurance that our business will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other needs. The inability to generate cash flow could result in us needing to refinance all or a portion of our indebtedness on or before maturity. If needed, there can be no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could adversely affect our financial condition.

A market downturn may negatively impact our access to financing.

Since emergence from a recession approximately ten years ago, the U.S. economy has been expanding at various growth rates. Such growth could slow, or reverse, and another economic downturn could occur. Some believe that the equity markets are currently overvalued. A downturn in the financial markets or market volatility could negatively impact our ability to access capital and financing (including financing necessary to refinance our existing indebtedness) on acceptable terms and prices, that we would otherwise need in connection with the operation of our business.

The market price of our common stock could fluctuate significantly.

There have been periods of time when the U.S. securities markets have experienced significant price fluctuations. These price fluctuations may be day-to-day or they may last for extended periods of time. Significant price fluctuations in the securities markets as a whole may cause the market price of our common stock to be volatile and subject to wide fluctuations. Prior to the Merger, we were a privately held company without an active public market for our shares. We believe that some shareholders desire to sell shares that they have held for a substantial period of time. The trading volume of our common stock may fluctuate and cause significant price variations to occur. Additional factors that could cause fluctuations in, or adversely affect, our stock price or trading volume include:

•	general market and economic conditions, including market conditions in the gaming and hotel industries;

•	actual or expected variations in quarterly operating results;

•	differences between actual operating results and those expected by investors and analysts;

•	sales of our common stock by current shareholders seeking liquidity in the public market;

•	changes in recommendations by securities analysts;

•	operations and stock performance of competitors;

•	accounting charges, including charges relating to the impairment of goodwill;

•	significant acquisitions or strategic alliances by us or by competitors;

•	sales of our common stock by our directors and officers or significant investors; and

•	recruitment or departure of key personnel.

There can be no assurance that the stock price of our common stock will not fluctuate or decline significantly in the future. In addition, the stock market in general can experience considerable price and volume fluctuations that may be unrelated to our performance.

Our largest stockholder owns a meaningful percentage of our outstanding common stock, which could limit the ability of other stockholders to influence corporate matters.

Our largest stockholder beneficially owns 31.9% of our outstanding common stock. As a result, this stockholder may be able to exert influence over our affairs and policies. This concentrated ownership could limit the ability of the remaining stockholders to influence corporate matters, and the interests of the large stockholder may not coincide with our interests or the interests of the remaining stockholders. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control.

We have not historically paid dividends, and any decision to do so in the future will be at the discretion of our Board.

We have not historically paid regular dividends. However, we expect to pay a quarterly cash dividend initially targeted at approximately 1%, on an annual basis, of the common stock price beginning later this year. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon, among other factors, our earnings, cash requirements, financial condition, requirements to comply with the covenants under our debt instruments and the Regulatory Agreement, legal considerations, and other factors that our Board deems relevant. If we do not pay dividends, then the return on an investment in our common stock will depend entirely upon our future stock price. There is no guarantee that our common stock will maintain its value or appreciate in value.

We are a holding company and will depend on our subsidiaries for dividends, distributions and other payments.

We are structured as a holding company, a legal entity separate and distinct from our subsidiaries. Our only significant asset is the capital stock or other equity interests of our operating subsidiaries. As a holding company, we will conduct all of our business through our subsidiaries. Consequently, our principal source of cash flow, including cash flow to pay dividends, will be dividends and distributions from our subsidiaries. If our subsidiaries are unable to make dividend payments or distributions to us and sufficient cash or liquidity is not otherwise available, we may not be able to pay dividends. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our business and financial condition

From time to time, we are named in lawsuits or other legal proceedings relating to our businesses. In particular, the nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, stockholders, competitors, business partners and others in the ordinary course of business. As with all legal proceedings, no assurances can be given as to the outcome of these matters. Moreover, legal proceedings can be expensive and time consuming, and we may not be successful in defending or prosecuting these lawsuits, which could result in settlements or damages that could adversely affect our business, financial condition and results of operations.

We are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid, animal and hazardous wastes and exposure to hazardous materials. These laws and regulations, which are complex and subject to change, include United States Environmental Protection Agency regulations. In addition, our horseracing facility in Colorado is subject to state laws and regulations that address the impacts of manure and wastewater generated by Concentrated Animal Feeding Operations (“CAFO”) on water quality, including, but not limited to, storm water discharges. CAFO regulations include permit requirements and water quality discharge standards. Enforcement of CAFO regulations has been receiving increased governmental attention. Compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures. For example, we may incur future costs under existing and new laws and regulations pertaining to storm water and wastewater management at our racetracks. Moreover, violations can result in significant penalties and, in some instances, interruption or cessation of operations.

We are also subject to laws and regulations that create liability and cleanup responsibility for releases of regulated materials into the environment. Certain of these laws and regulations impose strict, and under certain circumstances joint and several, liability on a current or previous owner or operator of property for the costs of remediating regulated materials on or emanating from our property. The costs of investigation, remediation or removal of those substances may be substantial. The presence of, or failure to remediate properly, such materials may adversely affect the ability to sell or rent such property or to borrow funds using such property as collateral. Additionally, as an owner or manager of real property, we could be subject to claims by third parties based on damages and costs resulting from environmental contamination at or emanating from third party sites. These laws typically impose clean-up responsibility and liability without regard to whether the owner or manager knew of or caused the presence of the contaminants and the liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. In addition, environmental requirements address the impacts of development on wetlands.

The possibility exists that contamination, as yet unknown, may exist on our properties. There can be no assurance that we will not incur expenditures for environmental investigations or remediation in the future.

We are largely dependent on the skill and experience of management and key personnel.

We expect to experience strong competition in hiring and retaining qualified property and corporate management personnel, including competition from Native American gaming facilities that are not subject to the same taxation regimes as we are and therefore may be willing and able to pay higher rates of compensation. From time to time, a number of vacancies in key corporate and property management positions can be expected. If we are unable to successfully recruit and retain qualified management personnel at our facilities or at the corporate level, our results of operations could be adversely affected.

In addition, our officers, directors and key employees are required to file applications with the gaming authorities in each of the jurisdictions in which we conduct our business and are required to be licensed or found suitable by these gaming authorities. If the gaming authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could significantly impair our operations. The time and effort needed to successfully complete the application process could impact our ability to attract, hire and retain top talent.

As an emerging growth company, we intend to take advantage of reduced governance requirements applicable to emerging growth companies, which could result in our common stock being less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups (JOBS) Act and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot accurately predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, our stock price may be more volatile and it may be difficult for us to raise additional capital as and when we need it. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years. We will remain an “emerging growth company” until the earliest of  (1) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the preceding three-year period and (4) the last day of our fiscal year containing the fifth anniversary of the date on which shares of our common stock became publicly traded in the United States, or December 31, 2024.

We expect to incur increased costs and become subject to additional regulations and requirements as a result of being a public company, and our management may be required to devote substantial time to new compliance matters, which could lower our profits or make it more difficult us to run our business.

As a public company, we are likely to incur significant legal, accounting and other expenses that we have not incurred historically, and these expenses may increase even more after we are no longer an “emerging growth company.” We anticipate incurring costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and the New York Stock Exchange (the “NYSE”) where we are traded. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In addition, we will not be a smaller reporting company or a controlled company and, as such will not be able to take advantage of the scaled disclosure requirements. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements.

As a public company we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the value of our common stock.

Following a transition period afforded to companies that were not previously SEC reporting companies, we will be required by Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, our assessment of the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We also will be required to disclose significant changes made in our internal control procedures on a quarterly basis. The process of designing, implementing and testing internal controls over financial reporting is time consuming, costly and complicated. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us to avoid the independent registered public accounting firm attestation requirement.

Our independent registered public accounting firm believes that we had a material weakness in internal control over financial reporting when it prepared financial statements as a private company relating to non-cash stock-based compensation. We remediated the issue in 2018 by retaining an accounting consulting firm to provide additional depth and breadth in our technical accounting and financial reporting capabilities which we intend to continue to retain until our permanent technical accounting resources, most of which have been identified or hired, are fully on-boarded. No assurance can be given as to the timing for us to recruit additional qualified accounting and finance personnel to provide needed levels of expertise in our internal accounting function.

If we are unable to successfully remediate any future deficiencies or weaknesses in our internal control over financial reporting, or if we identify any additional deficiencies or weaknesses, the accuracy and timing of our financial reporting could be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and/or our stock price may decline as a result.

Our business may be harmed from cyber security risk and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our guests’, business partners’ or our own information or other breaches of information security.

We make extensive use of online services and centralized data processing, including through third party service providers. We have experienced cyber-attacks, attempts to breach our systems and other similar incidents. The secure maintenance and transmission of customer information will be a critical element of our operations. Our information technology and other systems that maintain and transmit guest information, or those of service providers, business partners or employee information may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our guests’ information may be lost, disclosed, accessed or taken without our guests’ consent.

In addition, third party service providers and other business partners process and maintain proprietary business information and data related to our employees, guests, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third party penetration of our network security or that of a third party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees or those of a third party-service provider or business partner. As a result, our business information, guest, supplier and other business partner data may be lost, disclosed, accessed or taken without consent.

Any such loss, disclosure or misappropriation of, or access to, guests’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our business, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our reputation, business, operating results and financial condition.

We are subject to risks relating to mechanical failure.

All of our facilities will generally be subject to the risk that operations could be halted for a temporary or extended period of time, as the result of casualty, forces of nature, mechanical failure, or extended or extraordinary maintenance, among other causes. In addition, our gaming operations could be damaged or halted due to extreme weather conditions. These risks are particularly pronounced at our Hard Rock Biloxi property because of its location adjacent to water and the potential for hurricanes in the Gulf of Mexico.

Our operations have historically been subject to seasonal variations and quarterly fluctuations in operating results, and we can expect to experience such variations and fluctuations in the future.

Historically, our gaming facilities have typically been subject to seasonal variations.

In the Rhode Island market, excessive snowfall during the winter months can make travel to Rhode Island casinos more difficult. This often results in significant declines in traffic on major highways and causes a decline in customer volume. Furthermore, management believes that substantially all visitors to the Rhode Island casinos arrive by some form of ground transportation. Therefore, even normal winter weather may cause revenues and cash flows for our Rhode Island operations to be adversely affected.

In addition, winter conditions can adversely affect transportation routes in Delaware. As a result, unfavorable seasonal conditions could adversely affect our operations at Dover Downs Hotel & Casino.

We may incur property and other losses that are not adequately covered by insurance.

Although we maintain insurance that we believe is customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all losses and damage to which our business or our assets might be subjected. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are uninsured or underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payments of our obligations. We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits, further increase our deductibles, or agree to certain exclusions from our coverage.

Our results of operations and financial condition could be adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.

Natural disasters, such as major hurricanes, typhoons, floods, fires and earthquakes, could adversely affect our business and operating results. Hurricanes are common in the areas in which our Mississippi property is located, and the severity of such natural disasters is unpredictable.

For example, in 2005, Hurricane Katrina destroyed the Hard Rock Biloxi before its opening and the property had to be rebuilt. In 2017, customer traffic to the Hard Rock Biloxi was negatively impacted by Hurricanes Harvey and Nate.

Catastrophic events, such as terrorist attacks in the United States and elsewhere, have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions) and tourism. We cannot accurately predict the extent to which such events may affect us, directly or indirectly, in the future. There can be no assurance that we will be able to obtain or choose to purchase any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts. If there is a prolonged disruption at our facilities due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition would be adversely affected.

We may be unable to obtain business interruption coverage for casualties resulting from severe weather such as hurricanes, and there can be no assurance that we will be able to obtain casualty insurance coverage at affordable rates, if at all, for casualties resulting from severe weather.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table summarizes certain features of properties managed/owned by Twin River as of March 28, 2019:

Property	Location	Type	Opening Year	Gaming Square Footage	Slot Machines	Table Games	Hotel Rooms	Food and Beverage Outlets	Racebook	Sportsbook
Twin River Casino Hotel	Lincoln, RI	Casino and Hotel	2007	162,420	4,108	120	136	23	Yes	Yes
Hard Rock Biloxi	Biloxi, MS	Casino and Resort	2007	50,984	1,157	53	479	18	No	Yes
Tiverton Casino Hotel	Tiverton, RI	Casino and Hotel	2018	33,600	1,000	32	83	8	Yes	Yes
Dover Downs Hotel and Casino	Dover, DE	Casino, Hotel and Raceway	1995	165,000	2,195	58	500	14	Yes	Yes
Arapahoe Park and Havana Park	Aurora, CO	Racetrack/ OTB Site	1992	—	—	—	—	3	Yes	No

Our Twin River Casino Hotel property is located in Lincoln, Rhode Island. It is situated 10 minutes from Providence, Rhode Island and is in close proximity to the southeastern Massachusetts market and Boston. The Twin River Casino Hotel is a full-service casino with 162,420 square feet of gaming space, 4,108 slot machines, 120 table games, which includes 23 poker tables, 16 dining establishments, seven bars and over 29,000 square feet of event space. It also hosts simulcasting of thoroughbred and greyhound racing from around the country. Additionally, we opened a new hotel on the Twin River Casino Hotel property in October 2018 which features 136 guest rooms. We also began offering sports betting at the Twin River Casino Hotel in late 2018. The Twin River Casino Hotel is open 24 hours per day.

Our Hard Rock Biloxi property is located in Biloxi, Mississippi. This location serves southern Mississippi and is also a Gulf Coast tourist destination. The Hard Rock Biloxi is a 1.6-acre waterfront resort with a full-service casino, including 50,984 square feet of gaming space, 1,157 slot machines and 53 table games, a two-tower hotel featuring 479 guest rooms, 11 dining establishments, seven bars and a 9,000 square foot theatre. It also includes four on-site nightlife venues and an outdoor pool with a swim-up bar. We also offer sports betting at the Hard Rock Biloxi. We lease certain property related to this location from the State of Mississippi with a primary term of 30 years, expiring June 30, 2037, with an option to extend for an additional 30 years. Annual rent for the year ending December 31, 2018 is $1.1 million and adjusts annually based on the increase in the consumer price index. The Hard Rock Biloxi is open 24 hours per day.

Our Tiverton Casino Hotel property is located in Tiverton, Rhode Island and opened in September 2018. This property is located near the Rhode Island-Massachusetts border, serving both the southeastern Massachusetts market and the Rhode Island market. The Tiverton Casino Hotel has 33,600 square feet of gaming space, 1,000 slot machines, 32 table games, six dining establishments, two bars and a hotel featuring 83 guest rooms. The Tiverton Casino Hotel is currently open 24 hours a day, although such business hours remain subject to review in connection with the Tiverton Casino Hotel’s conditional license.

Our Dover Downs property is located in Dover, Delaware. This location serves the Mid-Atlantic region. The casino is a 165,000 square foot complex featuring 58 table games, 2,195 slot machines, multi-player electronic table games, a poker room, and a race and sports book operation. The hotel is a 500 room hotel with conference, banquet, ballroom and concert hall facilities.  We have a perpetual easement to Dover Downs Raceway — our harness racing track.  Our casino offers pari-mutuel wagering on live racing from this raceway and simulcast horse races.  The casino facility includes several bars, restaurants and retail outlets, all of which are located at our entertainment complex situated on approximately 69 acres of owned land. Dover Downs Hotel & Casino is open 24 hours per day.

Our Mile High USA properties are located in Aurora, Colorado. This location serves the central Colorado market, including the Denver area. Arapahoe Park is a seasonal live horse racing track with a racebook, concession stands, a bar, outside grill and retail store. It also hosts simulcasting of thoroughbred and greyhound racing from around the country. Arapahoe Park holds 13 OTB licenses, certain of which it currently licenses to third parties. Havana Park is an OTB site, which we operate in Aurora, Colorado. The Havana Park property is leased through September 28, 2022 at an annual rent of $162,508 and contains two five-year options.

Our headquarters is located in Lincoln, Rhode Island, within our Twin River Casino Hotel property.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

On January 9, 2019, Chatham Asset Management, LLC and certain of its affiliates, which collectively own approximately 15% of our outstanding common stock as of December 31, 2018, filed an amended action in the Delaware Chancery Court against our directors and certain officers asserting individual and derivative claims. The complaint alleges that the defendants breached their fiduciary obligations by launching a tender offer in 2016 to benefit their own personal interests and the interests of one shareholder, made false and misleading disclosures in connection with the tender offer and improperly made payments to themselves in respect of the settlement of certain Twin River awards. The defendants believe the plaintiffs’ claims are without merit and intend to vigorously defend the action, and we believe the action will not have a material adverse effect on our results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Our Common Stock

Shares of our common stock currently trade on the NYSE under the symbol “TRWH.” Our stock began trading on the NYSE on March 29, 2019. There were 49 holders of record of our common stock on March 27, 2019.

Dividend Policy

We have not historically paid regular dividends. We expect to pay a quarterly cash dividend initially targeted at approximately 1%, on an annual basis, of the common stock price beginning later this year. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon, among other factors, our earnings, cash requirements, financial condition, requirements to comply with the covenants under our debt instruments and the Regulatory Agreement, legal considerations, and other factors that our Board deems relevant.

Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold or granted by us during the year ended December 31, 2018 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed for such sales and grants. Such information is rounded to the nearest whole number, except per share data.

On January 16, 2018, a member of management and certain employees exercised stock options granted under the 2010 Option Plan to purchase a total of 288,000 shares of our common stock at a price of $2.42 per share for an aggregate purchase price of $695,520.

On March 1, 2018, a member of management and an employee exercised stock options granted under the 2010 Option Plan to purchase a total of 80,000 shares of our common stock at a price of $2.42 per share for an aggregate purchase price of $193,200.

On December 17, 2018, certain members of management and an employee exercised stock options granted under the 2010 Option Plan to purchase a total of 1,403,096 shares of our common stock at a price of $2.42 per share for an aggregate purchase price of $3,388,477.

The transactions above were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by Twin River of our equity securities through December 31, 2018.

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
December 1-31, 2018	338,648	$23.50	—	—
Total	338,648	$23.50	—	—

(a) In December 2018, certain members of management and certain employees sold an aggregate of 338,648 shares of Twin River common stock to Twin River for total proceeds of approximately $8.0 million. The proceeds were used to pay loans and related taxes for previously granted stock options.

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data presented below has been derived from our audited consolidated financial statements. This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited Consolidated Financial Statements and accompanying notes thereto.

	Years Ended December 31,
(In thousands, except per share data)	2018 (a)	2017	2016
Statement of Operations Data:
Net revenue	$437,537	$421,053	$414,817
Income from operations	120,649	123,723	112,456
Income before provision for income taxes	97,797	101,108	83,392
Net income	71,438	62,247	44,839
Net income applicable to common stockholders	72,078	59,903	43,811
Net income per common share
Basic	$1.95	$1.64	$1.17
Diluted	$1.87	$1.56	$1.12

Balance Sheet Data:
Cash and cash equivalents	$77,580	$85,814	$55,360
Total assets	782,352	718,134	640,891
Long-term debt, net of current maturities	390,578	357,875	404,311
Total shareholders' equity	298,660	176,803	115,568

(a)  Includes the results of Tiverton Casino Hotel from its opening on September 1, 2018 and the results of Newport Grand up until its closing on August 28, 2018.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a Delaware corporation based in Lincoln, Rhode Island, and a multi-jurisdictional owner of gaming and racing facilities. We currently own and manage the Twin River Casino Hotel, in Lincoln, Rhode Island, which is our flagship property, the Tiverton Casino Hotel in Tiverton, Rhode Island, the Hard Rock Biloxi in Biloxi, Mississippi, Dover Downs Hotel & Casino in Dover, Delaware and Mile High USA in Aurora, Colorado. On September 1, 2018, we opened the Tiverton Casino Hotel following the closure of the Newport Grand in August 2018. On March 28, 2019, we completed the Merger with Dover Downs and now own and operate the Dover Downs Hotel & Casino in Dover, Delaware. As of March 28, 2019, we had an aggregate of over 400,000 square feet of gaming space, approximately 8,500 slot machines, approximately 260 gaming tables, approximately 65 stadium gaming positions, approximately 40 dining establishments, 20 bars, three entertainment venues and approximately 1,200 hotel rooms.

As of December 31, 2018, we had four operating segments: Twin River Casino Hotel, Hard Rock Biloxi, Tiverton Casino Hotel and Mile High USA, and two reportable segments, Rhode Island and Biloxi. In addition, prior to its closing in August 2018, we operated a fifth, immaterial operating segment, Newport Grand. Twin River Casino Hotel, Newport Grand and Tiverton Casino Hotel have been aggregated to form the Rhode Island reportable segment. Our Biloxi reportable segment includes only Hard Rock Biloxi. We report Mile High USA, an immaterial operating segment, and shared services provided by our management subsidiary, in the “Other” category. We anticipate that Dover Downs will operate as a separate operating segment and we are still evaluating the reporting segment structure inclusive of Dover Downs.

Results of Operations

The following table presents, for the periods indicated, certain income and expense items:

	Years Ended December 31,
(In millions)	2018	2017	2016
Net revenue	$437.5	$421.1	$414.8
Income from operations	120.6	123.7	112.5
Net income	71.4	62.2	44.8

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net revenues:

	Years Ended December 31,
	2018	2017	2016
Net revenue	100.0%	100.0%	100.0%
Gaming, racing, hotel, food and beverage expenses	29.6%	28.4%	29.8%
Advertising, general and administrative	35.7%	36.9%	35.7%
Other operating costs and expenses	2.1%	0.0%	1.4%
Depreciation and amortization	5.1%	5.3%	6.0%
Total operating costs and expenses	72.4%*	70.6%	72.9%
Income from operations	27.6%	29.4%	27.1%
Other income (expense)
Interest expense	5.3%	5.4%	6.4%
Other, net	0.0%	0.0%	0.6%
Total other expense	5.2%*	5.4%	7.0%
Income before provision for income taxes	22.4%	24.0%	20.1%
Provision for income taxes	6.0%	9.2%	9.3%
Net income	16.3%*	14.8%	10.8%

* - Reflects Rounding

Segment Performance

The following table sets forth certain financial information associated with results of operations for the years ended December 31, 2018, 2017 and 2016. Non-gaming revenue includes hotel, food and beverage and other revenue. Non-gaming expenses include hotel, food and beverage and other expenses.

(In thousands)	Years Ended December 31,			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Revenue:
Gaming and Racing Revenue
Rhode Island	$249,922	$239,126	$230,712	$10,796	4.5%	$8,414	3.6%
Biloxi	81,614	79,570	76,609	2,044	2.6%	2,961	3.9%
Other	9,362	10,132	11,701	(770)	(7.6)%	(1,569)	(13.4)%
Total Gaming and Racing Revenue	340,898	328,828	319,022	12,070	3.7%	9,806	3.1%

Non-Gaming Revenue
Rhode Island	52,730	48,733	49,001	3,997	8.2%	(268)	(0.5)%
Biloxi	43,523	43,124	46,468	399	0.9%	(3,344)	(7.2)%
Other	386	368	326	18	4.9%	42	12.9%
Total Non-Gaming Revenue	96,639	92,225	95,795	4,414	4.8%	(3,570)	(3.7)%
Net Revenue	437,537	421,053	414,817	16,484	3.9%	6,236	1.5%

Operating costs and expenses:
Gaming and Racing Expenses
Rhode Island	$47,567	$41,961	$41,312	$5,606	13.4%	$649	1.6%
Biloxi	27,325	26,753	26,679	572	2.1%	74	0.3%
Other	5,937	6,378	7,904	(441)	(6.9)%	(1,526)	(19.3)%
Total Gaming and Racing Expenses	80,829	75,092	75,895	5,737	7.6%	(803)	(1.1)%

Non-Gaming Expenses
Rhode Island	26,798	23,611	25,339	3,187	13.5%	(1,728)	(6.8)%
Biloxi	21,626	20,842	22,210	784	3.8%	(1,368)	(6.2)%
Other	88	91	99	(3)	(3.3)%	(8)	(8.1)%
Total Non-Gaming Expenses	48,512	44,544	47,648	3,968	8.9%	(3,104)	(6.5)%

Advertising, general and administrative
Rhode Island	90,175	80,327	80,281	9,848	12.3%	46	0.1%
Biloxi	39,331	40,122	40,814	(791)	(2.0)%	(692)	(1.7)%
Other	26,517	34,887	26,998	(8,370)	(24.0)%	7,889	29.2%
Total Advertising, general and administrative	156,023	155,336	148,093	687	0.4%	7,243	4.9%

Margins:
Gaming and Racing Expenses as a percentage of Gaming and Racing Revenue	24%	23%	24%		1%		(1)%
Non-Gaming Expenses as a percentage of Non-gaming Revenue	50%	48%	50%		2%		(2)%
Advertising, general and administrative as a percentage of Net Revenue	36%	37%	36%		(1)%		1%

Year ended December 31, 2018 compared to year ended December 31, 2017

Net revenue

Net revenue for the year ended December 31, 2018 increased 3.9% to $437.5 million, from $421.1 million in 2017. This increase was primarily attributable to increases in gaming and racing revenue and non-gaming revenue in the Rhode Island segment. The increase in gaming and racing revenue of $10.8 million in the Rhode Island segment is primarily attributable to a $14.4 million increase which was the result of opening Tiverton Casino Hotel on September 1, 2018, partially offset by a decrease of $4.2 million which was the result of closing Newport Grand on August 28, 2018. The increase in non-gaming revenue in the Rhode Island segment of $4.0 million is primarily attributable to a $3.2 million increase as a result of opening the Tiverton Casino Hotel, partially offset by a decrease of $1.1 million which was the result of closing Newport Grand. Additionally, non-gaming revenue increased $0.8 million due to the opening of the hotel in October at our Twin River Casino Hotel property, and to a lesser extent, due to increases in merchandise, cash services and entertainment revenue.

Gaming and racing expenses for the year ended December 31, 2018 increased $5.7 million, or 7.6%, from $75.1 million in 2017. This increase was primarily attributable to an increase in the Rhode Island segment due to a $3.7 million increase from opening the Tiverton Casino Hotel Casino offset by a decrease of $1.0 million resulting from the closing of Newport Grand. The increase is also partially due to higher labor and benefits costs of $1.8 million and expenses associated with new premium games of $0.5 million. As a percentage of gaming and racing revenue, costs remained relatively consistent.

Non-gaming expenses for the year ended December 31, 2018 increased $4.0 million from $44.5 million, or 8.9%, in 2017. This increase was primarily attributable to an increase in the Rhode Island segment due to a $2.3 million increase from opening the Tiverton Casino Hotel and a $1.4 million pension audit adjustment for out-of-period unpaid contributions partially offset by a decrease of $0.8 million from closing Newport Grand. As a percentage of non-gaming revenue, costs remained relatively consistent.

Advertising, general and administrative

Advertising, general and administrative expenses for the year ended December 31, 2018 increased $0.7 million from $155.3 million, or 0.4%, in 2017. This increase was primarily attributable to a $9.8 million increase in the Rhode Island segment due to $3.7 million incurred for the pension plan withdrawal liability, $1.1 million of higher marketing expense incurred at the Twin River Casino Hotel and a $6.3 million increase resulting from the opening of the Tiverton Casino Hotel, offset by a decrease of $2.4 million resulting from closing Newport Grand. This increase was partially offset by an $8.4 million decrease in “Other” due to a $19.3 million decrease in share-based compensation expense for the decreased fair value of stock options classified as liability awards that are recorded at fair value at the end of each reporting period, partially offset by $6.6 million of costs related to the Merger and preparations to become a publicly traded company and higher corporate professional fees. As a percentage of net revenue, costs remained constant.

Other operating costs and expenses

Expansion and pre-opening costs for the year ended December 31, 2018 increased to $2.7 million from $0.2 million in 2017, primarily due to non-capitalized pre-opening costs associated with the Tiverton Casino Hotel which opened on September 1, 2018. We also incurred a disposal loss of $6.5 million for the year ended December 31, 2018 in connection with the sale of the Newport Grand land and building.

Depreciation and amortization of intangibles

Depreciation and amortization of intangibles expense for the year ended December 31, 2018 was $22.3 million, which was flat compared to $22.2 million in 2017. We expect that depreciation and amortization expense will increase in 2019 as we will have a full year of expense related to both the hotel at Twin River Casino Hotel and the Tiverton Casino Hotel which opened in late 2018, coupled with additional expense related to the Merger.

Income from operations

Income from operations was $120.6 million for the year ended December 31, 2018 compared to $123.7 million in 2017. As a percentage of net revenue income from operations decreased from 29.4% to 27.6% primarily driven by the expansion and pre-opening costs related to both the hotel at Twin River Casino and the Tiverton Casino Hotel.

Other income (expense)

Total Other expense, which is primarily comprised of interest expense of $23.0 million for the year ended December 31, 2018, remained relatively consistent with the interest expense of $22.8 million in 2017, as higher capitalized interest and lower average debt levels in 2018 were offset by higher interest rates year-over-year.

Provision for Income Taxes

Provision for income taxes for the year ended December 31, 2018 decreased $12.5 million from $38.9 million in 2017 to $26.4 million. This decrease is primarily driven by the lower federal income tax rate associated with the Tax Cut and Jobs Act (“the TCJA”).

Net Income

Reported net income for the year ended December 31, 2018 was $71.4 million, an increase of 14.8% from $62.2 million in 2017. As a percentage of net revenue net income increased from 14.8% in 2017 to 16.3% for the year ended December 31, 2018.

Year ended December 31, 2017 compared to year ended December 31, 2016

Net revenue

Gaming and racing revenue for the year ended December 31, 2017 increased $9.8 million from $319.0 million, or 3.1%, in 2016. This increase was primarily attributable to an increase in the Rhode Island segment of $8.4 million primarily due to a $6.8 million increase in table games revenue and an increase in the Biloxi segment of $3.0 million primarily driven by a $2.6 million reduction in food and beverage incentives provided to gaming patrons. This increase is partially offset by a decrease in “Other” of $1.6 million which was primarily attributable to a decrease in racing revenues at Mile High USA due to lower commissions from licensed OTB sites as the OTB location that generated the highest handle in 2016 closed in the first quarter of 2017.

Non-gaming revenue for the year ended December 31, 2017 decreased $3.6 million from $95.8 million, or 3.7%, in 2016. This decrease was primarily attributable to a $3.3 million decrease in the Biloxi segment primarily resulting from a $3.0 million reduction in revenue generated from the buffet due to fewer complimentary buffet offers and the elimination of breakfast hours for the buffet. There was also a decrease of $0.3 million in the Rhode Island segment primarily due to a decrease in food and beverage revenue of $1.6 million primarily due to a decrease in buffet revenue from decreased complimentary buffets offered to gaming patrons. This decrease was partially offset by approximately a $1.3 million increase in automatic teller machine commissions.

Operating costs and expenses

Gaming and racing expenses for the year ended December 31, 2017 decreased $0.8 million from $75.9 million, or 1.1%, in 2016. This decrease was primarily attributable to a decrease of $1.5 million resulting from the lower racing expenses for Mile High USA in “Other”, which is consistent with a decrease in racing revenue. As a percentage of gaming and racing revenue, costs remained relatively consistent.

Non-gaming expenses for the year ended December 31, 2017 decreased $3.1 million from $47.6 million, or 6.5%, in 2016. This decrease was primarily attributable to a decrease of $1.7 million in the Rhode Island segment primarily due to a decrease in complimentary buffets offered to gaming patrons consistent with decreased Non-gaming revenue, and $1.4 million in the Biloxi segment due to a decrease in complimentary buffets offered to gaming patrons and the elimination of breakfast hours, consistent with decreased non-gaming revenue. As a percentage of non-gaming and racing revenue, costs remained relatively consistent.

Advertising, general and administrative

Advertising, general and administrative expenses for the year ended December 31, 2017 increased $7.2 million from $148.1 million, or 4.9%, in 2016. This increase is primarily attributable to a $7.9 million increase in “Other” for share-based compensation expense for stock options classified as liability awards as a result of an increase in fair value. As a percentage of net revenue, costs remained relatively consistent

Other operating costs and expenses

Expansion and pre-opening costs were $0.2 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively. The costs in 2016 were primarily related to the Tiverton Casino Hotel prior to us receiving state and town referendum approval in November 2016 to open the new Tiverton casino.

Referendum costs for the year ended December 31, 2017 decreased $5.0 million from 2016 primarily due to $5.0 million of referendum costs related to moving the gaming license from Newport Grand to the Tiverton Casino Hotel recorded in 2016.

Depreciation and amortization of intangibles

Depreciation and amortization of intangibles of $22.2 million represented a decrease of $2.9 million for the year ended December 31, 2017 from 2016. This decrease is primarily attributable to the decrease in depreciation of property and equipment as furniture and fixtures included in the Biloxi segment that were fully depreciated as of July 2017 and similar assets included in the Rhode Island segment were fully depreciated as of December 2016.

Income from operations

Our income from operations was $123.7 million for the year ended December 31, 2017 compared to $112.5 million in 2016.

Other income (expense)

Total other expense for the year ended December 31, 2017 decreased $6.4 million, or 22.2%, from $29.1 million in 2016 primarily due to a decrease in interest expense of $3.8 million resulting from lower debt balances and lower interest rates, and a decrease in fair value of contingent value rights of $2.7 million due to the majority of the contingent value rights being settled in 2016, and the remaining rights having no further value as of December 31, 2016.

Provision for income taxes

Provision for income taxes for the year ended December 31, 2017 remained consistent with the comparable period in 2016 at $38.9 million. Although income before the provision for income taxes increased for the year ended December 31, 2017 from the comparable period in 2016, the resulting increase in provision for income taxes was offset by the reduction in the deferred tax rate adjustment resulting from the TCJA.

Net income

Reported net income in 2017 was $62.2 million, an increase of 38.8%, from $44.8 million in 2016.

Liquidity and Capital Resources

Cash flow summary

(In thousands)	Years Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$109,244	$107,832	$70,692
Net cash used in investing activities	(117,600)	(47,485)	(12,177)
Net cash used in financing activities	(3,429)	(28,933)	(85,869)

Net cash provided by operating activities

Net cash provided by operating activities for the year ended December 31, 2018 was $109.2 million, an increase of $1.4 million compared to the year ended December 31, 2017. This increase was primarily attributable to a $7.7 million increase in net income adjusted for non-cash items that remained relatively consistent, up $1.5 million, for the year ended December 31, 2018 compared to 2017. This increase is partially offset by a $6.3 million decrease in cash provided by operating assets and liabilities, primarily driven by a $6.3 million increase in cash used in prepaid expenses and other assets related to prepaid taxes, and an increase in accounts receivable of $4.0 million resulting primarily from higher balances due from the State of Rhode Island in connection with the Tiverton Casino Hotel, including a one-time $1.8 million receivable associated with construction of a roundabout built in conjunction with the Tiverton Casino Hotel. These decreases were partially offset by an increase in cash provided by accounts payable and accrued expenses of $2.7 million due to incrementally higher accounts payable and accrued balances associated with the Tiverton Casino Hotel as compared to Newport Grand.

Net cash provided by operating activities for the year ended December 31, 2017 was $107.8 million, an increase of $37.1 million compared to the year ended December 31, 2016. This increase was primarily attributable to a $24.2 million increase in cash provided by operating assets and liabilities, primarily driven by (i) an increase of  $9.3 million in cash provided by prepaid expenses and other assets relating to tax payments, including $4.9 million taxes prepaid during the year ended December 31, 2016 that were used to make $4.9 million of tax payments during the year ended December 31, 2017, and (ii) an increase of  $13.7 million in cash provided by accrued liabilities primarily attributable to higher cash used in operating activities for the year ended December 31, 2016 resulting from a payment of  $9.7 million to settle litigation for the contingent value rights in the year ended December 31, 2016, and an increase in accrued compensation of  $3.4 million at December 31, 2017 as compared to December 31, 2016 due to timing of bonus payments. This increase was also due to a $13.0 million increase in net income adjusted for a $4.4 million decrease in non-cash items. The decrease in non-cash items was primarily due to a reduction in the change in deferred taxes of  $9.5 million driven by the reduction in the tax rate resulting from the TCJA, discussed above, a reduction in depreciation expense and the decrease in contingent value rights of  $2.9 million and $2.7 million, respectively, discussed above, partially offset by an increase of  $11.5 million in share-based compensation expense, primarily due to $7.9 million related to liability awards that are recorded at fair value at the end of each reporting period, discussed above, and $3.4 million for a reversal of share-based compensation expense for the year ended December 31, 2016 for Incentive Award Agreements that were cancelled and settled in cash.

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future, we will need to refinance or extend the maturity of its outstanding revolving credit facility prior to its expiration in January 2020. In addition, with the Expanded Gaming Act that was signed into law in Massachusetts, we expect to face increased competition in the Rhode Island market. In June 2015 the slots-only Plainridge Park Casino in Plainville, Massachusetts opened and in the third quarter of 2018, MGM Resorts International opened the $1.0 billion Springfield resort casino in Springfield, Massachusetts. We expect to face further competition with the expected opening of the $2.5 billion Encore Boston Harbor which is scheduled to open by June 2019. By focusing on attracting and maintaining customers and increasing our marketing, we believe we will continue to be highly competitive in the market.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2018 was $117.6 million, an increase of $70.1 million compared to the year ended December 31, 2017. The change was primarily driven by an increase in capital expenditures for the Tiverton Casino Hotel and the new hotel at Twin River Casino Hotel of $60.2 million and $17.5 million, respectively, partially offset by proceeds of $7.1 million from the sale of the land and building relating of the closing of the Newport Grand and an increase in the repayments of the loans to officers and directors related to taxes on stock options of $5.0 million. All loans to officers and directors were repaid during 2018.

Net cash used in investing activities for the year ended December 31, 2017 was $47.5 million, an increase of $35.3 million compared to the year ended December 31, 2016. The change was primarily driven by an increase in capital expenditures for the new casino in Tiverton and the new hotel in Lincoln of $34.3 million and $4.7 million, respectively, partially offset by an increase of $2.2 million of loans to officers and directors related to taxes on stock options. There was not an increase in the principal amount of loans to officers and directors as of December 31, 2017 from December 31, 2016.

Net cash used in financing activities

Net cash used in financing activities for the year ended December 31, 2018 was $3.4 million, a decrease of $25.5 million from 2017. This decrease was primarily driven by an increase in borrowings of $31.0 million, which was partially offset by an increase in repayments of $4.0 million, and an increase in the cash received for stock options exercised via repayment of non-recourse notes of $4.0 million. This increase was partially offset by an increase of stock repurchases of $5.7 million related to equity awards put to us.

Net cash used in financing activities for the year ended December 31, 2017 was $28.9 million, a decrease of $56.9 million from 2016. The decrease was primarily due to a $61.7 million contingent value rights tender offer in 2016, a $17.7 million decrease in stock repurchased by us and a $10.3 million net decrease in principal payments on long-term debt. This decrease was partially offset by a $35.0 million decrease in borrowings.

Working Capital

At December 31, 2018, cash and cash equivalents and restricted cash totaled $81.4 million, compared to $93.2 million at December 31, 2017. The decrease of $11.8 million is primarily attributable to capital expenditures of $128.9 million, including the Tiverton Casino Hotel and the new hotel at Twin River Casino Hotel, partially offset by cash provided by operating activities of $109.2 million and proceeds from the sale of Newport Grand land and building of $7.1 million.

At December 31, 2018, net working capital balance was $46.9 million, compared to $17.8 million at December 31, 2017. The increase is primarily attributable to the decrease in the current portion of the term loan of $29.7 million, as a mandatory prepayment was due on December 31, 2017, as well as a decrease of $10.9 million in accounts payable and accrued liabilities balances primarily driven by the completion of the Tiverton Casino Hotel and the completion of the new hotel at Twin River Casino Hotel. These decreases in current liabilities were partially offset by a decrease in cash and cash equivalents and restricted cash, discussed above.

At December 31, 2017, cash and cash equivalents and restricted cash totaled $93.2 million, compared to $61.8 million at December 31, 2016. This increase is primarily attributable to cash provided by operating activities of $107.8 million, partially offset by capital expenditures of $47.9 million, including the Tiverton Casino Hotel and the new hotel at Twin River Casino Hotel, and net principal payments on long-term debt of $24.7 million.

At December 31, 2017, net working capital balance was $17.8 million, compared to $40.2 million at December 31, 2016. The decrease is primarily attributable to an increase of $28.3 million in accounts payable and accrued liabilities balances primarily driven by increased capital expenditures for the new casino in Tiverton and the hotel at Twin River Casino Hotel discussed above, and the increase in the current portion of the term loan of $22.6 million, for a payment to be made in March 2018, partially offset by an increase in cash and cash equivalents and restricted cash, discussed above.

Additionally, we have a $150.0 million revolving credit facility, of which $45.0 million was available to borrow at December 31, 2018, as discussed further in “Note 7. Long-Term Debt.” As a result, we believe that our operations have adequate financial resources to satisfy current liquidity needs.

We assess liquidity in terms of the ability to generate cash to fund operating, investing and financing activities. The primary ongoing cash requirements will be to fund operations, capital expenditures, interest payments and investments in line with our business strategy. In addition, we expect to pay a quarterly cash dividend initially targeted at approximately 1% of the common stock price beginning later in 2019. We believe that future operating cash flows will be sufficient to meet future operating and internal investing cash for the next twelve months. Furthermore, existing cash balances and availability of additional borrowings under the revolving credit facility provide additional potential sources of liquidity should they be required. Our revolving credit facility matures in January 2020 and our term loan matures in July 2020, and we expect to refinance those facilities prior to their maturity dates. We are also considering a potential tender for a portion of our outstanding common stock or another transaction to provide a return of capital to shareholders. The amount, timing and terms of any such transaction, if any, will be determined at that time and be based upon prevailing market conditions, our financial condition and prospects and other factors, including conditions in the bank, credit and debt capital markets.

Financing Arrangements

There was $397.4 million outstanding under the credit facility at December 31, 2018, including $342.4 million principal amount of a term loan due July 2020 with an interest rate of LIBOR plus a margin of 3.50% (6.30% at December 31, 2018), and $55.0 million outstanding under the $150.0 million revolving credit facility that expires in January 2020, with an interest rate of LIBOR plus a margin of 3.50% (6.26% at December 31, 2018), as discussed further in “Note 7. Long-Term Debt” to the Twin River Consolidated Financial Statements included in this Annual Report on Form 10-K.

We are in compliance with the covenants of all of its debt agreements as of December 31, 2018.

Contractual Obligations

The following table has been included to assist understanding our debt and similar obligations as of December 31, 2018:

(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Current and long-term obligations, at par	$342,439	$3,595	$338,844	$-	$-
Revolving credit facility obligations, at par	55,000	-	55,000	-	-
Interest (a)	36,274	24,932	11,342	-	-
Operating Leases	37,469	2,941	3,996	3,280	27,252
Total contractual obligations	$471,182	$31,468	$409,182	$3,280	$27,252

(a)	Interest for the term loan with obligations at par of $342,439 is calculated at the December 31, 2018 interest rate of 6.30%. Interest for the revolving credit facility with obligations at par value of $55,000 is calculated at the December 31, 2018 weighted average interest rate of 6.26%.

Off-Balance Sheet Arrangements

Except for obligations under operating leases and letters of credit described above under “Contractual Obligations” and performance obligations incurred in the ordinary course of business, we are not party to any off-balance sheet arrangements involving guarantee, contingency or similar obligations to entities whose financial statements are not consolidated with our results, and that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors in our securities.

Capital Expenditures

For the year ended December 31, 2018, capital expenditures, were $128.9 million, including $94.6 million for the Tiverton Casino Hotel and $22.4 million for the new hotel at Twin River Casino Hotel. We anticipate that 2019 capital spending will be approximately $23 million. The decrease in expected capital expenditures from 2018 to 2019 is primarily driven by the completion of Tiverton Casino Hotel and the new hotel for Twin River Casino Hotel during 2018, partially offset by an increase related to planned capital expenditures after the Merger and $2 million remaining spending for Tiverton Casino Hotel.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies are: (i) revenue recognition, (ii) valuing intangible assets, (iii) valuing goodwill, (iv) accounting for share based compensation, (v) valuation of our common stock and (vi) income taxes. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies and estimates.

Revenue Recognition

We account for revenue earned from contracts with customers under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). We generate revenue from five principal sources: gaming services, hotel, racing, food and beverage and other.

Gaming revenue includes Twin River Casino Hotel’s, Tiverton Casino Hotel’s (upon its opening on September 1, 2018) and Newport Grand’s (until its closing on August 28, 2018) share of VLT revenue as determined by their respective master VLT contracts with the State of Rhode Island. Twin River Casino Hotel is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share on VLT revenue generated from units in excess of 3,002. Tiverton Casino Hotel is, and Newport Grand was, entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Twin River Casino Hotel. Gaming revenue also includes Twin River Casino Hotel’s and Tiverton Casino Hotel’s share of table games revenue whereby Twin River Casino Hotel and Tiverton Casino Hotel are entitled to an 83.5% share of table games revenue generated as of December 31, 2018. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of our gaming services and we have a present right to payment. We record revenue on a net basis which is the percentage share of VLT revenue received from the State of Rhode Island, as we act as an agent in operating the gaming service on behalf of the State of Rhode Island.

Gaming revenue also includes Hard Rock Biloxi’s casino revenue, which is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips outstanding and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of credits played, are charged to revenue as the amount of the progressive jackpots increase.

Gaming services contracts have two performance obligations for those customers earning incentives under our player loyalty programs and a single performance obligation for customers who do not participate in the programs. We apply a practical expedient by accounting for our gaming contracts on a portfolio basis and, as such, wagers have similar characteristics and we reasonably expect the effects on the consolidated financial statements of applying the revenue recognition guidance to the portfolio do not differ materially from that which would result if applying the guidance to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with incentives earned under loyalty programs, we allocate an amount to the loyalty program contract liability based on the stand-alone selling price of the incentives earned for a hotel room stay, food and beverage or other amenities. The performance obligations for the incentives earned under the loyalty programs are deferred and recognized as revenue when the customer redeems the incentive. When redeemed, revenue is recognized in the department that provides the goods or service. After allocating revenue to other goods and services provided as part of casino wager contracts, we record the residual amount to gaming revenue as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. The allocated revenue for gaming wagers is recognized when the wagers occur as all such wagers settle immediately.

Racing revenue includes Twin River Casino Hotel’s, Tiverton Casino Hotel’s (upon its opening on September 1, 2018) Newport Grand’s (until its closing on August 28, 2018) and Mile High USA’s share of wagering from live racing and the import of simulcast signals. As of March 28, 2019, racing revenue also includes Dover Downs Hotel & Casino’s share of wagering from live racing and the import of simulcast signals. Racing revenue is recognized when the wager is complete based on an established take out percentage. We function as an agent to the pari-mutuel pool. Therefore, fees and obligations related to our share of purse funding, simulcasting fees, tote fees, pari-mutuel taxes and other fees directly related to our racing operations are reported on a net basis and included as a deduction to racing revenue.

Hotel revenue is recognized at the time of occupancy, which is when the customer obtains control through occupancy of the room. Advance deposits for hotel rooms are recorded as liabilities until revenue recognition criteria are met.

Food and beverage revenue are recognized at the time the goods are sold from Company-operated outlets.

Other revenue includes minimum rental revenue from leased outlets. Percentage rental revenues are recognized in the periods in which the tenants exceed their respective percentage rent thresholds. All other revenues are recognized at the time the goods are sold or the service is provided.

Sales tax and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not included in net revenue or operating expenses.

Valuation of Intangible Assets

As a result of “fresh start accounting”, we adjusted the Twin River Casino Hotel intangible assets to reflect their fair values on November 5, 2010 (the “Emergence Date”). Intangible assets consist of a Rhode Island VLT license, the Master Video Lottery Terminal Contract (the “Contract”) with the Division of Lotteries for the State of Rhode Island and the State of Rhode Island Department of Transportation, as amended, the Twin River trade name and the Twin River Casino Hotel rated player relationships. The Rhode Island VLT license has an indefinite life and therefore is not being amortized. The Contract for the VLTs, the Twin River Casino Hotel rated player relationships and the Twin River trade name are being amortized using the straight-line method based on their estimated useful lives from the Emergence Date.

Intangible assets identified in connection with the Hard Rock Biloxi acquisition include a license agreement with Hard Rock Hotel Licensing, Inc., rated player relationships, pre-bookings and origination costs and leases in place which are amortized over their estimated useful lives using the straight-line method.

Intangible assets identified in connection with the Newport Grand acquisition include a Rhode Island VLT license, rated player relationships and the Newport Grand trade name. The Rhode Island VLT license has an indefinite life and therefore is not being amortized. The Newport Grand rated player relationships and trade name are being amortized over their estimated useful lives using the straight-line method. Intangible assets for Newport Grand were immaterial when Newport Grand closed on August 28, 2018.

We periodically evaluate the remaining useful lives of our finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Intangible assets not subject to amortization are reviewed for impairment annually and between annual test dates whenever events or changes in circumstances may indicate that the carrying amount of the related asset may not be recoverable.

Valuation of Goodwill

Goodwill represents the excess of reorganization value over the fair market value of Twin River Casino Hotel net assets on the Emergence Date and the excess of the Hard Rock Biloxi and Newport Grand purchase prices over the respective fair values of tangible and identifiable assets acquired and liabilities assumed. We are required to test goodwill for impairment at least annually, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment as of the first day of the fourth quarter of each year. We test for goodwill impairment at the reporting unit level, which is at or one level below the operating segment level.

When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. The quantitative goodwill test compares the estimated fair value of each reporting unit with its estimated net book value (including goodwill and identifiable intangible assets). If the reporting unit’s estimated fair value exceeds its estimated net book value, goodwill is not impaired. Prior to the adoption of Accounting Standards Update (“ASU”) 2017-04, Intangibles — Goodwill and Other (Topic 350) — Simplifying the Test for Goodwill Impairment for our 2017 goodwill impairment test, if a reporting unit’s estimated fair value did not exceed its carrying value, an impairment was recognized if the implied fair value of goodwill was less than its carrying value. After the adoption of this new standard, an impairment is recognized if the estimated fair value of a reporting unit is less than its estimated net book value, in an amount not to exceed the carrying value of the reporting unit’s goodwill.

Share-Based Compensation

We record share-based compensation in accordance with ASC 718, Compensation — Stock Compensation, and recognize share-based compensation expense in the period in which the employee or director is required to provide service, which is generally over the vesting period of the individual share-based payment award. Compensation expense for awards with graded vesting is recognized over the requisite service period on an accelerated basis, as if each tranche were a separate award. Compensation expense for awards with performance conditions is based on the target number of shares of common stock and our stock price on the date of grant and subsequently adjusts expense based on actual and forecasted performance compared to planned targets. Compensation cost previously recognized on forfeited awards is reversed when the forfeitures occur.

We classify stock awards as either an equity award or a liability award. Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology. Liability classified awards are valued at fair value at each reporting date.

Share-based payment awards which contained certain repurchase provisions are classified as liabilities in accordance with ASC 718. We have elected to measure all liability-classified awards utilizing the intrinsic value method and recognizes share-based compensation expense within advertising, general and administrative expenses in the consolidated statements of operations and comprehensive income.

Fair Value of Common Stock

The fair values of the shares of common stock underlying our liability classified awards, RSUs and PSUs were estimated on each grant date by our Board. In order to determine the fair value, our Board considered, among other things, valuations of our common stock in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, or the “Practice Aid”. Given the absence of a public trading market of our common stock prior to March 2019, our Board exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock. Our Board used an income approach, weighted 80%, and a market approach, weighted 20%.

For the income approach, we performed a discounted cash flow analysis, which utilized projected cash flows as well as a residual value, which were discounted to the present value in order to arrive at an enterprise value. We relied on the following key assumptions for the income approach, in addition to management projections for the business:

•	a weighted average cost of capital (“WACC”), which served as the discount rate applied to forecasted future cash flows to calculate the present value of those cash flows; and

•	long-term growth rate assumption, which was used to calculate the residual value of Twin River before discounting to present value.

For the market approach, we utilized the guideline company method by analyzing a population of comparable companies and selected those companies considered to be the most comparable to us in terms of business description, size, growth, profitability, risk and return on investment, among other factors. We then used these guideline companies to develop relevant market multiples and ratios, which were applied to the corresponding latest twelve months and forward financials to estimate total enterprise value. We relied on the following key assumptions for the market approach:

•	our projected financial results determined as of the valuation date based on its best estimates; and

•	multiples of enterprise value to earnings before interest, taxes, depreciation and amortization (“EBITDA”), determined as of the valuation date, based on a group of comparable companies.

Income Taxes

We prepare our income tax provision in accordance with ASC 740, Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted. A valuation allowance is required when it is “more likely than not” that all or a portion of the deferred taxes will not be realized. The consolidated financial statements reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that begins in the reporting period that includes the TCJA’s enactment date and ends when an entity has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC 740, however in no circumstance should the measurement period extend beyond one year from the enactment date. In accordance with SAB 118, a company must reflect in its financial statements the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. SAB 118 provides that to the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

We recorded the impact of enactment of U.S. tax reform subject to SAB 118, which provided for a twelve-month remeasurement period to complete the accounting required under Accounting Standards Codification ("ASC") 740, Income Taxes. During the fourth quarter of 2018, we completed our analysis to determine the deferred tax effect of the TCJA and recorded immaterial adjustments as of December 22, 2018.

Recently Issued Accounting Pronouncements

For a discussion of recently issued financial accounting standards, refer to Note 2, “Summary of Significant Accounting Policies”, "Item 8. Financial Statements and Supplementary Data" of this Annual Report for further detail.

JOBS Act Transition Period

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We will rely on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we will rely on certain of these exemptions, including without limitation, (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will be considered an emerging growth company until the earlier to occur of  (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Merger, (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements. As of December 31, 2018, interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On December 31, 2018, we had $397.4 million of variable rate debt outstanding under our credit facility, consisting of $342.4 million principal amount outstanding under our term loan and $55.0 million in outstanding variable rate borrowings under our Revolving Credit Facility. Based upon a sensitivity analysis of our debt levels on December 31, 2018, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense of approximately $4.0 million over the next twelve months.

We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the years ended December 31, 2018, 2017 or 2016.

Inflation generally affects us by increasing our cost of labor. Twin River does not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2018, 2017 or 2016.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed below are filed as part of this Annual Report.

The accompanying audited consolidated financial statements of Twin River World Wide Holdings (and together with its subsidiaries, the "Company, or “Twin River”") have been prepared in accordance with the instructions to Form 10-K and Regulation S-X and include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States ("GAAP").

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of

Twin River Worldwide Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Twin River Worldwide Holdings, Inc. (the "Company"), as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, statements of changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 and Note 12 to the financial statements, Dover Downs Gaming & Entertainment, Inc. (“Dover Downs”) merged with and into Double Acquisition Corp., an indirect wholly-owned subsidiary of the Company, on March 28, 2019. As a result, Dover Downs shareholders exchanged their stock for the Company’s common shares representing 7.225 percent of the equity in the combined company at closing.

/s/ DELOITTE & TOUCHE, LLP

Parsippany, New Jersey

April 1, 2019

We have served as the Company's auditor since 2015.

Twin River Worldwide Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$77,580	$85,814
Restricted cash	3,851	7,402
Accounts receivable, net	22,966	18,311
Receivables from related parties	-	5,396
Inventory	6,418	7,260
Prepaid expenses and other assets	11,647	9,869
Total current assets	122,462	134,052

Property and equipment, net	416,148	335,548
Goodwill	132,035	132,035
Intangible assets, net	110,104	115,367
Deferred financing fees, net	622	1,132
Other assets	981	-
Total assets	$782,352	$718,134

Liabilities, Temporary Equity and Shareholders’ Equity
Current liabilities:
Current portion of term loan	$3,595	$33,325
Accounts payable	14,215	25,062
Accrued liabilities	57,778	57,849
Total current liabilities	75,588	116,236

Stock options	-	46,521
Deferred tax liability	17,526	11,646
Revolver borrowings	55,000	20,000
Term loan, net of current portion, discount and deferred financing fees	335,578	337,875
Total liabilities	483,692	532,278

Commitments and contingencies
Common stock, par value $0.01, at fair value at each period-end; 332,088 shares subject to possible redemption as of December 31, 2017. There were no shares subject to possible redemption as of December 31, 2018.	-	9,053

Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 39,421,356 and 37,293,036 shares issued as of December 31, 2018 and 2017, respectively; 37,989,376 and 36,199,704 shares outstanding as of December 31, 2018 and 2017, respectively, net of treasury stock. Shares issued and outstanding as of December 31, 2017 exclude 332,088 shares subject to possible redemption.	380	362
Additional paid in capital	125,629	67,910
Treasury Stock, at cost, 1,431,980 and 1,093,332 shares as of December 31, 2018 and 2017, respectively	(30,233)	(22,275)
Retained earnings	202,884	130,806
Total shareholders' equity	298,660	176,803
Total liabilities, temporary equity and shareholders’ equity	$782,352	$718,134

The accompanying notes are an integral part of these consolidated financial statements.

Twin River Worldwide Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016

Revenue:
Gaming	$327,740	$314,794	$303,337
Racing	13,158	14,034	15,685
Hotel	21,339	19,431	19,614
Food and beverage	48,380	47,004	51,964
Other	26,920	25,790	24,217
Net revenue	437,537	421,053	414,817

Operating costs and expenses:
Gaming	71,798	65,558	64,970
Racing	9,031	9,534	10,925
Hotel	8,266	7,173	7,093
Food and beverage	40,246	37,371	40,555
Advertising, general and administrative	156,023	155,336	148,093
Expansion and pre-opening	2,678	154	623
Referendum costs	-	-	5,032
Newport Grand disposal loss	6,514	-	-
Depreciation and amortization	22,332	22,204	25,070
Total operating costs and expenses	316,888	297,330	302,361
Income from operations	120,649	123,723	112,456

Other income (expense):
Interest income	173	194	180
Interest expense, net of amounts capitalized	(23,025)	(22,809)	(26,583)
Change in fair value of contingent value rights	-	-	(2,661)
Total other expense	(22,852)	(22,615)	(29,064)

Income before provision for income taxes	97,797	101,108	83,392

Provision for income taxes	(26,359)	(38,861)	(38,553)
Net income	71,438	62,247	44,839
Deemed dividends related to changes in fair value of common stock subject to possible redemption	640	(2,344)	(1,028)
Net income applicable to common stockholders	$72,078	$59,903	$43,811

Net income per share, basic	$1.95	$1.64	$1.17
Weighted average common shares outstanding, basic	36,938,943	36,478,759	37,424,111

Net income per share, diluted	$1.87	$1.56	$1.12
Weighted average common shares outstanding, diluted	38,551,708	38,442,944	39,250,117

Note: Net income equals comprehensive income for all the periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

Twin River Worldwide Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional	Treasury	Retained	Total Shareholders'
	Shares	Amount	Paid-in Capital	Stock	Earnings	Equity
Balance as of December 31, 2015	37,199,704	$372	$63,708	$-	$27,092	$91,172
Stock option exercised	13,332	-	243	-	-	243
Share-based compensation - equity awards	-	-	585	-	-	585
Stock tender offer	(1,000,000)	(10)	10	(20,000)	-	(20,000)
Common stock subject to possible redemption	(13,332)	-	(243)		-	(243)
Deemed dividends related to changes in fair value of common stock subject to possible redemption	-	-	-		(1,028)	(1,028)
Net income	-	-	-	-	44,839	44,839
Balance as of December 31, 2016	36,199,704	362	64,303	(20,000)	70,903	115,568
Release of restricted units	16,968	-	-	-	-	-
Common stock subject to possible redemption	(16,968)	-	(326)	-	-	(326)
Stock options exercised	54,976	1	1,387	-	-	1,388
Stock options exercised via repayment of non-recourse notes	93,332	1	2,274	-	-	2,275
Share-based compensation - equity awards	-	-	1,658	-	-	1,658
Stock repurchases	(93,332)	(1)	1	(2,275)	-	(2,275)
Common stock subject to possible redemption	(54,976)	(1)	(1,387)	-	-	(1,388)
Deemed dividend related to changes in fair value of common stock subject to possible redemption	-	-	-	-	(2,344)	(2,344)
Net income	-	-	-	-	62,247	62,247
Balance as of December 31, 2017	36,199,704	362	67,910	(22,275)	130,806	176,803
Stock options exercised via repayment of non-recourse notes	1,771,096	18	44,739	-	-	44,757
Share-based compensation - equity awards	-	-	1,692	-	-	1,692
Release of restricted units	25,136	-	-	-	-	-
Common stock subject to possible redemption	(25,136)	-	(685)	-	-	(685)
Stock repurchases	(338,648)	(3)	3	(7,958)	-	(7,958)
Common stock no longer subject to possible redemption due to extinguishment of Puts	357,224	3	9,095	-	-	9,098
Fair value of vested stock options converted from liability to equity awards	-	-	2,875	-	-	2,875
Deemed dividends related to changes in fair value of common stock subject to possible redemption	-	-	-	-	640	640
Net income	-	-	-	-	71,438	71,438
Balance as of December 31, 2018	37,989,376	$380	$125,629	$(30,233)	$202,884	$298,660

The accompanying notes are an integral part of these consolidated financial statements.

Twin River Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$71,438	$62,247	$44,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	16,861	16,621	19,488
Amortization of intangible assets	5,471	5,583	5,582
Share-based compensation - liability awards	(3,166)	16,133	5,743
Share-based compensation - equity awards	1,692	1,658	585
Change in fair value of contingent value rights	-	-	2,661
Amortization of deferred financing fees	2,400	2,205	2,440
Amortization of original issue discount	867	1,082	1,171
Bad debt expense	202	29	379
Deferred income taxes	5,880	(5,126)	4,362
Newport Grand disposal loss	6,514	-	-
Loss on disposal of property and equipment	11	24	217
Changes in operating assets and liabilities:
Accounts receivable	(4,857)	(870)	(4,020)
Inventory	842	(461)	(621)
Prepaid expenses and other assets	(1,778)	4,547	(4,744)
Accounts payable	(4,078)	1,155	3,291
Accrued liabilities	10,945	3,005	(10,681)
Net cash provided by operating activities	109,244	107,832	70,692

Cash flows from investing activities:
Deposit paid	(981)	-	-
Loans to officers and directors	-	-	(2,155)
Repayment of loans from officers and directors	5,360	362	-
Proceeds from sale of land and building for Newport Grand disposal	7,108	-	-
Proceeds from sale of property and equipment	11	6	-
Capital expenditures, excluding Tiverton Casino Hotel and new hotel at Twin River Casino	(11,874)	(8,574)	(9,753)
Capital expenditures - Tiverton Casino Hotel	(94,581)	(34,355)	(66)
Capital expenditures - new hotel at Twin River Casino	(22,435)	(4,924)	(203)
Payments associated with gaming license	(208)	-	-
Net cash used in investing activities	(117,600)	(47,485)	(12,177)

Cash flows from financing activities:
Revolver borrowing	41,000	10,000	45,000
Revolver repayments	(6,000)	(25,000)	(10,000)
Term loan repayments	(34,527)	(11,564)	(36,842)
Payment of financing fees	(221)	(373)	(1,730)
Contingent value rights tender	-	-	(61,705)
Stock repurchases	(7,958)	(2,275)	(20,000)
Stock options exercised via repayment of non-recourse notes	4,277	280	-
Stock options exercised	-	237	87
Stock options put	-	(238)	(679)
Net cash used in financing activities	(3,429)	(28,933)	(85,869)

Net change in cash and cash equivalents and restricted cash	(11,785)	31,414	(27,354)
Cash and cash equivalents and restricted cash, beginning of period	93,216	61,802	89,156
Cash and cash equivalents and restricted cash, end of period	$81,431	$93,216	$61,802

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,178	$20,067	$22,920
Cash paid for income taxes	$22,217	$41,029	$39,051

Non-cash investing and financing activities:
Unpaid property and equipment	$7,073	$24,858	$1,348
Intrinsic value of stock options exercised via repayment of non-recourse note	$40,480	$1,995	$-
Intrinsic value of stock options exercised with cash	$-	$1,151	$156
Deemed dividends related to changes in fair value of common stock subject to possible redemption	$(640)	$2,344	$1,028
Common stock no longer subject to possible redemption due to extinguishment of Puts	$9,098	$-	$-
Fair value of vested stock options converted from liability to equity awards	$2,875	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

1.	GENERAL INFORMATION

Description of Business

Twin River Worldwide Holdings, Inc. (the “Company”) was formed on March 1, 2004. Twin River Management Group, Inc. (“TRMG”), is a wholly-owned subsidiary of the Company and is the parent company of UTGR, Inc. (“Twin River Casino Hotel”), Premier Entertainment Biloxi LLC and subsidiaries (“Hard Rock Biloxi”), Premier Entertainment II, LLC (“Newport Grand”), Mile High USA, Inc. and subsidiaries (“Mile High USA”) and Twin River-Tiverton, LLC (“Tiverton Casino Hotel”), all of which are wholly-owned subsidiaries of TRMG.

Twin River Casino Hotel is located in Lincoln, Rhode Island and is authorized to house a maximum of 4,752 Video Lottery Terminals (“VLTs”) and traditional casino table games on behalf of the State of Rhode Island. Twin River Casino Hotel is entitled to a blended 27.8% share of VLT revenue when the maximum number of VLTs are in operation and is entitled to an 83.5% share of revenue from table games as of December 31, 2018. As of December 31, 2018, the property houses approximately 4,200 VLTs, and is entitled to a 28.0% share of VLT revenue on those machines and offers approximately 100 traditional table games, 25 poker tables and 50 stadium gaming positions in addition to simulcast racing, various food and beverage venues and a multi-purpose event center. The Twin River Casino Hotel has a 136-room hotel.

Hard Rock Biloxi’s operations consist of a casino and hotel located in Biloxi, Mississippi. As of December 31, 2018, the property includes approximately 1,200 slot machines, 50 table games and two hotel towers containing 479 guest rooms and suites, a pool with swim up bar and a spa. The property also features a variety of restaurants and nightlife options.

On April 19, 2015, TRMG formed Premier Entertainment II, LLC and on July 14, 2015, Premier Entertainment II LLC acquired substantially all of the assets of Newport Grand Casino located in Newport, Rhode Island. Newport Grand housed approximately 1,100 VLTs on behalf of the State of Rhode Island and also offered simulcast wagering as well as a restaurant and bar. Until Newport Grand closed on August 28, 2018, Newport Grand was entitled to a 28.0% share of VLT revenue. The Company has included the results of Newport Grand in its consolidated financial statements from the date of acquisition until the date Newport Grand vacated the building after closing. See Note 3 “Sale of Newport Grand”.

On February 3, 2015, TRMG formed Border Investments LLC for the purpose of acquiring the rights to land located in Tiverton, Rhode Island and subsequently proposed a relocation of the existing Newport Grand gaming license to a new casino to be developed in that town. On November 9, 2015, TRMG formed Twin River-Tiverton, LLC to develop and house the new casino. The Tiverton casino was approved by a majority vote in both the State of Rhode Island and the Town of Tiverton on November 8, 2016. During 2017, the land acquired by Border Investments LLC was transferred to Twin River-Tiverton, LLC and Border Investments LLC was dissolved. On September 1, 2018, the casino and hotel located in Tiverton, Rhode Island (“Tiverton Casino Hotel”) began operations. As of December 31, 2018, the property houses approximately 1,000 VLTs, 35 table games and 20 stadium gaming positions on behalf of the State of Rhode Island. Tiverton Casino Hotel is entitled to a 28.0% share of VLT revenue and an 83.5% share of revenue from table games as of December 31, 2018. The Tiverton Casino Hotel has an 83-room hotel.

Mile High USA’s operations consist of a horse racing track and simulcast wagering at Arapahoe Park Racetrack in Aurora, Colorado, as well as simulcast horse and dog wagering at up to 13 licensed off-track betting (“OTB”) sites in Colorado.

The Company has two reportable segments which are operated and managed as follows: 1) Rhode Island and 2) Biloxi. See Note 15 “Segment Reporting”.

On March 28, 2019, the Company acquired Dover Downs Gaming & Entertainment, Inc. (“Dover Downs”). In the transaction, each share of Dover Downs common stock and class A common stock was converted into the right to receive 0.0899 shares of the Company’s common stock with cash in lieu of fractional shares. Dover Downs common stock, which previously traded under the ticker symbol “DDE” on the New York Stock Exchange (the “NYSE”), ceased trading on, and was delisted from, the NYSE on March 28, 2019. On March 29, 2019, the Company’s common stock was listed on the NYSE and began trading under the ticker symbol “TRWH.”

Stock Dividend

On January 18, 2019, the Board of Directors approved the Company’s common stock dividend, accounted for as a stock split. The stock split was effected through a stock dividend of three shares for each share outstanding. The effect of this dividend was to increase common stock outstanding as of December 31, 2018 and 2017, from 9,855,339 and 9,323,259 to 39,421,356 and 37,293,036, respectively. All share and per share information included in the consolidated financial statements have been retroactively adjusted to reflect the impact of the stock dividend. The shares of common stock authorized remained at 100 million, and the shares retained a par value of $0.01.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary TRMG and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments including those related to contingent value rights, the allowance for doubtful accounts, valuation of goodwill and intangible assets, recoverability and useful lives of tangible and intangible long-lived assets, accruals for players club card incentives and for potential liabilities related to any lawsuits or claims brought against the Company, fair value of financial instruments, stock compensation and valuation allowances for deferred tax assets. The Company bases its estimates and judgments on historical experience and other relevant factors impacting the carrying value of assets and liabilities. Actual results may differ from these estimates.

Cash and Cash Equivalents and Restricted Cash

The Company considers all cash balances and highly liquid investments with an original maturity of three months or less to be cash equivalents.

As of December 31, 2018 and 2017, restricted cash of $3.9 million and $7.4 million, respectively, was comprised of VLT and table games cash payable to the State of Rhode Island which is unavailable for the Company’s use. The following table reconciles cash and restricted cash in the consolidated balance sheets to the total shown on the consolidated statements of cash flows.

	December 31,
	2018	2017	2016
Cash and cash equivalents	$77,580	$85,814	$55,360
Restricted cash	3,851	7,402	6,442
Total cash and cash equivalents and restricted cash	$81,431	$93,216	$61,802

Concentrations of Credit Risk

The Company’s financial instruments which potentially expose the Company to concentrations of credit risk consisted of cash and cash equivalents and trade receivables. The Company maintains cash with financial institutions in excess of federally insured limits, however, management believes the credit risk is mitigated by the quality of the institutions holding such deposits.

Accounts receivable are primarily comprised of receivables from the State of Rhode Island for Twin River Casino Hotel’s and Newport Grand’s share of VLT and table games revenue, receivables from tracks and OTB locations that air simulcast races, and casino and hotel receivables. As of December 31, 2018 and 2017, receivables from the State of Rhode Island comprised approximately 60% and 68% of the accounts receivable balance, respectively.

For the years ended December 31, 2018, 2017 and 2016, gaming revenue from the State of Rhode Island accounted for 56%, 56% and 55% of net revenues, respectively. Based on the Master Video Lottery Terminal Contract (the “Contract”) with the State of Rhode Island and historical experience, the Company’s management believes any credit risk to be minimal.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit-related losses. The allowance was $1.0 million and $0.8 million as of December 31, 2018 and 2017, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis and consists primarily of food, beverage, promotional items and other supplies.

Property and Equipment

The Company applied “fresh start accounting” upon emergence from Chapter 11 reorganization, in accordance with the guidance of Accounting Standards Codification (“ASC”) 805, Business Combinations and ASC 852, Reorganizations. As a result of “fresh start accounting”, the Company adjusted property and equipment to reflect its fair value on November 5, 2010 (the “Emergence Date”). Additions subsequent to that date have been recorded at cost.

Property and equipment obtained in connection with acquisitions is valued at its estimated fair value as of the date of acquisition. Additions subsequent to the acquisition date are recorded at cost.

Property and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Expenditures for renewals and betterments that extend the life or value of an asset are capitalized; expenditures for repairs and maintenance are charged to expense as incurred. The costs and related accumulated depreciation applicable to assets sold or disposed are removed from the balance sheet accounts and the resulting gains or losses are reflected in the consolidated statements of operations and comprehensive income.

Development costs directly associated with the acquisition, development and construction of a project are capitalized as a cost of the project during the periods in which activities necessary to prepare the property for its intended use are in progress. Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. During the years ended December 31, 2018 and 2017, capitalized interest was $3.4 million and $0.6 million, respectively.

As of December 31, 2018 and 2017, property and equipment was comprised of the following:

	Estimated Useful Life	December 31,
	(in years)	2018	2017
Land		$31,437	$34,260
Land improvements	2-40	23,305	9,129
Building and improvements	7-40	364,561	241,250
Equipment	2-14	87,503	72,319
Furniture and fixtures	2-7	18,715	12,074
Construction in process		1,632	64,717
Total property, plant and equipment		527,153	433,749
Less: Accumulated depreciation		(111,005)	(98,201)
Property and equipment, net		$416,148	$335,548

Construction in process relates to costs capitalized in conjunction with major improvements that have not yet been placed in service, and accordingly are not currently being depreciated. The construction in process balance at December 31, 2017 included costs associated with the development of a new casino in Tiverton that opened on September 1, 2018 and a hotel at Twin River Casino Hotel which opened in October 2018.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

Depreciation expense relating to property and equipment was $16.9 million, $16.6 million and $19.5 million for the years ended December 31, 2018, 2017 and 2016 respectively.

Goodwill

Goodwill represents the excess of reorganization value over the fair market value of Twin River Casino Hotel net assets on the Emergence Date and the excess of the Hard Rock Biloxi and Newport Grand purchase prices over the respective fair values of tangible and identifiable assets acquired and liabilities assumed. Goodwill is not amortized but is reviewed for impairment annually in October, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value, by comparing the fair value of each reporting unit to its carrying value, including goodwill.

When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. The quantitative goodwill test compares the estimated fair value of each reporting unit with its estimated net book value (including goodwill and identifiable intangible assets). If the reporting unit’s estimated fair value exceeds its estimated net book value, goodwill is not impaired. Prior to the adoption of Accounting Standards Update (“ASU”) 2017-04, Intangibles — Goodwill and Other (Topic 350) — Simplifying the Test for Goodwill Impairment for the Company’s 2017 goodwill impairment test, if a reporting unit’s estimated fair value did not exceed its carrying value, an impairment was recognized if the implied fair value of goodwill was less than its carrying value. After the adoption of this new standard, an impairment is recognized if the estimated fair value of a reporting unit is less than its estimated net book value, in an amount not to exceed the carrying value of the reporting unit’s goodwill.

As of October 1, 2018 and 2017, the Company assessed goodwill for impairment for each of its reporting units. The Company performed a qualitative analysis for the annual assessment of goodwill (commonly referred to as “Step Zero”) for the Rhode Island reporting unit as of October 1, 2018 and 2017. From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, relevant events and circumstances are taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the Rhode Island reporting unit exceeded its carrying amount as of October 1, 2018 and 2017. If future results significantly vary from current estimates and related projections, the Company may be required to record impairment charges.

The Company performed a quantitative test of goodwill for the Biloxi reporting unit as of October 1, 2018 and 2017. The Company estimates the fair value of its reporting units using both income and market-based approaches. Specifically, the Company applies the Discounted Cash Flow (“DCF”) Method under the Income Approach and the Guideline Company and Comparable Transaction Methods under the Market Approach and weights the results of the three valuation methodologies based on the facts and circumstances surrounding the Reporting Unit. For the DCF Method, the Company relies on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for the reporting unit as of each valuation date. The determination of fair value under the DCF Method involves the use of significant estimates and assumptions, including revenue growth rates driven by future gaming activity, hotel bookings and food and beverage expectations, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates and synergistic benefits available to market participants. For the Market Approaches, the Company utilizes a comparison of the reporting unit to comparable publicly-traded companies and transactions and, based on the observed multiples for both of these methodologies, ultimately selects multiples to apply to the reporting unit. After assessing these and other factors utilized in the various valuation methodologies described above, the Company determined that the fair value of the Biloxi reporting unit exceeded its carrying amount as of October 1, 2018 and 2017 and thus there was not impairment. If future results significantly vary from current estimates and related projections, the Company may be required to record impairment charges.

Intangible Assets

As a result of “fresh start accounting”, the Company adjusted Twin River Casino Hotel intangible assets to reflect their fair values on the Emergence Date. Intangible assets consist of a Rhode Island VLT license, the Contract with the Division of Lotteries for the State of Rhode Island and the State of Rhode Island Department of Transportation, as amended, the Twin River trade name and the Twin River Casino Hotel rated player relationships. The Rhode Island VLT license has an indefinite life and therefore is not being amortized. The Contract for the VLTs, the Twin River Casino Hotel rated player relationships and the Twin River trade name are being amortized using the straight-line method based on their estimated useful lives from the Emergence Date.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

Intangible assets identified in connection with the Hard Rock Biloxi acquisition include a license agreement with Hard Rock Hotel Licensing, Inc., rated player relationships, pre-bookings and origination costs and leases in place which are amortized over their estimated useful lives using the straight-line method.

Intangible assets identified in connection with the Newport Grand acquisition include a Rhode Island VLT license, rated player relationships and the Newport Grand trade name. The Rhode Island VLT license has an indefinite life and therefore is not being amortized. The Newport Grand rated player relationships and trade name are being amortized over their estimated useful lives using the straight-line method. Intangible assets for Newport Grand were immaterial when Newport Grand closed on August 28, 2018.

The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Intangible assets not subject to amortization are reviewed for impairment annually as of October 1 and between annual test dates whenever events or changes in circumstances may indicate that the carrying amount of the related asset may not be recoverable. The Company determined that its indefinite-lived assets were not impaired as of December 31, 2018 and 2017. If management’s estimates of revenues and costs change, it is possible that the Company may incur an impairment loss in the future.

Long-lived Assets

The Company reviews its long-lived assets, other than goodwill and intangible assets not subject to amortization, for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is still under development, the analysis includes the remaining construction costs. Cash flows expected to be generated by the related assets are estimated over the assets' useful lives based on updated projections. If the evaluation indicates that the carrying amount of an asset may not be recoverable, the potential impairment is measured based on a fair value discounted cash flow model.

Debt Issuance Costs and Debt Discounts

Debt issuance costs and debt discounts incurred by the Company in connection with obtaining and amending financing have been included as a component of the carrying amount of debt, with the exception of revolving credit facility debt issuance costs, which are included in deferred financing fees, net in the consolidated balance sheets.

Debt issuance costs and debt discounts are amortized over the contractual term of the debt to interest expense. Debt issuance costs of the revolving credit facility are amortized on a straight-line basis, while all other debt issuance costs and debt discounts are amortized using the effective interest method. Amortization of debt issuance costs and debt discounts included in interest expense was $3.2 million, $3.3 million and $3.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Self-Insurance Reserves

The Company is self-insured for employee medical insurance coverage up to an individual stop loss of $100,000 in both 2018 and 2017, and $150,000 in 2016. Self-insurance liabilities are estimated based on the Company’s claims experience using actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. The self-insurance liabilities are included in accrued liabilities in the consolidated balance sheets. Such amounts were $1.0 million as of both December 31, 2018 and 2017.

Share-Based Compensation

The Company records share-based compensation in accordance with ASC 718, Compensation — Stock Compensation, and recognizes share-based compensation expense in the period in which the employee or director is required to provide service, which is generally over the vesting period of the individual share-based payment award. The Company has two share-based employee compensation plans, which are described more fully in Note 8, "Equity Plans". Share-based compensation consists of stock options, restricted stock units and performance stock units.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

Compensation expense for awards with graded vesting is recognized over the requisite service period on an accelerated basis, as if each tranche were a separate award. Members of senior management of the Company have been granted performance units which vest, when and if earned, in accordance with the terms of the related performance unit award agreements. Compensation expense for awards with performance conditions is based on the target number of shares of common stock and the Company’s stock price on the date of grant and subsequently adjusts expense based on actual and forecasted performance compared to planned targets. Compensation cost previously recognized on forfeited awards is reversed when the forfeitures occur.

The Company classifies stock awards as either an equity award or a liability award depending on whether the award contains certain repurchase provisions. Equity classified awards are valued as of the grant date using either an observable market price or a valuation methodology. Liability classified awards are valued at fair value at each reporting date. See Note 8 “Equity Plans”.

Share-based payment awards which contain certain repurchase provisions are classified as liabilities in accordance with ASC 718. The Company has elected to measure all liability-classified awards utilizing the intrinsic value method and recognizes share-based compensation expense within advertising, general and administrative expenses in the consolidated statements of operations and comprehensive income.

Redeemable Securities

The Company accounts for redeemable common stock in accordance with ASC 480-10-S99-3A, “Classification and Measurement of Redeemable Securities,” which requires classification outside of permanent equity in temporary equity for securities that are redeemable at the holder’s option for cash or other assets.

Revenue Recognition

The Company accounts for revenue earned from contracts with customers under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company generates revenue from five principal sources: gaming services, hotel, racing, food and beverage and other.

Gaming revenue includes Twin River Casino Hotel’s, Tiverton Casino Hotel’s (upon its opening on September 1, 2018) and Newport Grand’s (until its closing on August 28, 2018) share of VLT revenue as determined by their respective master VLT contracts with the State of Rhode Island. Twin River Casino Hotel is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share on VLT revenue generated from units in excess of 3,002. Tiverton Casino Hotel is and Newport Grand was entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Twin River Casino Hotel. Gaming revenue also includes Twin River Casino Hotel’s and Tiverton Casino Hotel’s share of table games revenue whereby Twin River Casino Hotel and Tiverton Casino Hotel are entitled to an 83.5% share of table games revenue generated as of December 31, 2018. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue on a net basis which is the percentage share of VLT revenue received as the Company acts as an agent in operating the gaming service on behalf of the State of Rhode Island.

Gaming revenue also includes Hard Rock Biloxi’s casino revenue, which is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips outstanding and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of credits played, are charged to revenue as the amount of the progressive jackpots increase.

Gaming services contracts have two performance obligations for those customers earning incentives under the Company’s player loyalty programs and a single performance obligation for customers who do not participate in the programs. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the effects on the consolidated financial statements of applying the revenue recognition guidance to the portfolio do not differ materially from that which would result if applying the guidance to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with incentives earned under loyalty programs, the Company allocates an amount to the loyalty program contract liability based on the stand-alone selling price of the incentives earned for a hotel room stay, food and beverage or other amenities. The performance obligations for the incentives earned under the loyalty programs are deferred and recognized as revenue when the customer redeems the incentive. When redeemed, revenue is recognized in the department that provides the goods or service. After allocating revenue to other goods and services provided as part of casino wager contracts, the Company records the residual amount to gaming revenue as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. The allocated revenue for gaming wagers is recognized when the wagers occur as all such wagers settle immediately.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Hotel	$11,697	$11,347	$12,084
Food and beverage	23,051	23,674	27,861
Other	5,772	5,927	6,029
	$40,520	$40,948	$45,974

Racing revenue includes Twin River Casino Hotel’s, Tiverton Casino Hotel’s (upon its opening on September 1, 2018), Newport Grand’s (until its closing on August 28, 2018) and Mile High USA’s share of wagering from live racing and the import of simulcast signals. Racing revenue is recognized when the wager is complete based on an established take-out percentage. The Company functions as an agent to the pari-mutuel pool. Therefore, fees and obligations related to the Company’s share of purse funding, simulcasting fees, tote fees, pari-mutuel taxes, and other fees directly related to the Company’s racing operations are reported on a net basis and included as a deduction to racing revenue.

Hotel revenue is recognized at the time of occupancy, which is when the customer obtains control through occupancy of the room. Advance deposits for hotel rooms are recorded as liabilities until revenue recognition criteria are met.

Food and beverage revenue are recognized at the time the goods are sold from Company-operated outlets.

All other revenues are recognized at the time the goods are sold or the service is provided.

Sales tax and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not included in net revenue or operating expenses.

The following table provides a disaggregation of net revenue by segment:

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

	Rhode
Years Ended December 31,	Island	Biloxi	Other	Total
2018
Gaming	$246,126	$81,614	$-	$327,740
Racing	3,796	-	9,362	13,158
Hotel	1,361	19,978	-	21,339
Food and beverage	29,922	18,342	116	48,380
Other	21,447	5,203	270	26,920
Net revenue	$302,652	$125,137	$9,748	$437,537

2017
Gaming	$235,224	$79,570	$-	$314,794
Racing	3,902	-	10,132	14,034
Hotel	-	19,431	-	19,431
Food and beverage	28,447	18,440	117	47,004
Other	20,286	5,253	251	25,790
Net revenue	$287,859	$122,694	$10,500	$421,053

2016
Gaming	$226,728	$76,609	$-	$303,337
Racing	3,984	-	11,701	15,685
Hotel	-	19,614	-	19,614
Food and beverage	30,218	21,647	99	51,964
Other	18,783	5,207	227	24,217
Net revenue	$279,713	$123,077	$12,027	$414,817

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays, and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers are $13.3 million and $12.1 million as of December 31, 2018 and 2017, respectively. The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, deposits made in advance for goods and services yet to be provided, and unpaid wagers. All of the contract liabilities are short term in nature. Loyalty program incentives earned by customers are typically redeemed within one year from when they are earned and expire if a customer’s account is inactive for more than twelve months; therefore, the majority outstanding at the end of a period will either be redeemed or expire within the next year. The Company’s contract liabilities related to loyalty programs were $9.5 million, and $9.0 million as of December 31, 2018 and 2017, respectively, and are included as accrued liabilities in the consolidated balance sheets. The Company recognized $8.2 million, $8.0 million and $8.3 million of revenue related to loyalty program redemptions for the years ended December 31, 2018, 2017 and 2016, respectively.

Advance deposits are typically for future banquet events and to reserve hotel rooms. These deposits are usually received weeks or months in advance of the event or hotel stay. The Company’s contract liabilities related to deposits from customers were $0.6 million as of both December 31, 2018 and 2017 and are included as accrued liabilities in the consolidated balance sheets.

Unpaid wagers include unpaid pari-mutuel tickets and unpaid sports bet tickets. Unpaid pari-mutuel tickets not claimed within twelve months by the customer who earned them are escheated to the state. The Company’s contract liabilities related to unpaid tickets were $0.9 million and $0.7 million as of December 31, 2018 and 2017, respectively, and are included as accrued liabilities in the consolidated balance sheets.

Topic 606 requires complimentary items to be considered a separate performance obligation, which requires the Company to allocate a portion of revenue from a gaming transaction to other operating revenue based on the estimated standalone selling prices of the promotional items provided. For example, when a casino customer is given a complimentary room, the Company is required to allocate a portion of the casino revenue earned from the customer to hotel revenue based on the estimated standalone selling price of the hotel room. The estimated standalone selling price of hotel rooms is determined based on observable prices. The standalone selling price of food and beverage, and other miscellaneous goods and services is determined based upon the actual retail prices charged customers for those items. Revenue is recognized in the period the goods or services are provided.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

Gaming Expenses

Gaming expenses include, among other things, payroll costs and expenses associated with the operation of VLTs, slots and table games, including the win tax paid to the Mississippi Gaming Commission.

Racing Expenses

Racing expenses include payroll costs, OTB commissions and other expenses associated with the operation of live racing and simulcasting.

Advertising Expense

The Company expenses advertising costs as incurred. For the years ended December 31, 2018, 2017 and 2016, advertising expense was $5.9 million, $5.8 million and $5.7 million, respectively.

Referendum Costs

Referendum costs are expensed as incurred. There were no referendum costs incurred for the years ended December 31, 2018 or 2017. For the year ended December 31, 2016, these costs consisted of contributions made to support the termination of the existing Newport Grand Casino gaming license and the issuance of new gaming license to a new casino to be developed in Tiverton. See Note 3 “Sale of Newport Grand”.

Expansion and Pre-opening Expenses

Expansion and pre-opening expenses are charged to expense as incurred. The Company defines pre-opening expenses as costs incurred before the property commences commercial operations and defines expansion expenses as costs incurred in connection with the opening of a new facility or significant expansion of an existing property. Costs classified as expansion and pre-opening costs consist primarily of marketing, master planning, conceptual design fees and legal and professional fees that are not eligible for capitalization incurred in connection with the Tiverton Casino Hotel and the new hotel at Twin River Casino Hotel. Expansion and pre-opening costs for the years ended December 31, 2018, 2017 and 2016 were $2.7 million, $0.2 million and $0.6 million, respectively.

Interest Expense

Interest expense is comprised of interest costs for the Company’s debt, amortization of deferred financing fees and original issue discount, net of amounts capitalized for construction projects. Interest expense recorded in the consolidated statements of operations and comprehensive income totaled $23.0 million, $22.8 million and $26.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Income Taxes

The Company prepares its income tax provision in accordance with ASC 740, Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted. A valuation allowance is required when it is “more likely than not” that all or a portion of the deferred taxes will not be realized. The consolidated financial statements reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

Earnings Per Share

Basic earnings per common share (EPS) is calculated by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding and RSUs and PSUs for which no future service is required as a condition to the delivery of the underlying common stock (collectively, basic shares). Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable for stock options, using the treasury stock method, and for RSUs and PSUs for which future service is required as a condition to the delivery of the underlying common stock. The table below presents the computations of basic and diluted EPS:

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income applicable to common stockholders	$72,078	$59,903	$43,811

Weighted average shares outstanding, basic	36,938,943	36,478,759	37,424,111
Weighted average effect of dilutive securities	1,612,765	1,964,185	1,826,006
Weighted average shares outstanding, diluted	38,551,708	38,442,944	39,250,117

Per share data
Basic	$1.95	$1.64	$1.17
Diluted	$1.87	$1.56	$1.12

For the years ended December 31, 2018 and 2017, there were no share-based awards that were considered anti-dilutive.

Treasury Stock

The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. The Company repurchased 338,648, 93,332, and 1,000,000 shares of its common stock at an aggregate annual cost of $7.6 million, $2.3 million and $20.0 million in the years ended December 31, 2018, 2017 and 2016, respectively.

Business Combinations

The Company accounts for its acquisitions in accordance with ASC 805, “Business Combinations.” The results of operations of acquisitions are included in the consolidated financial statements from their respective dates of acquisition. Costs incurred to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and are charged to acquisition expense as they are incurred.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. Certain operating segments are aggregated into reportable segments. See Note 15 “Segment Reporting”.

Statement of Cash Flows

The Company has presented the consolidated statements of cash flows using the indirect method, which involves the reconciliation of net income to net cash flow from operating activities.

Fair Value Measurements

Fair value is determined using the principles of ASC 820, Fair Value Measurement. Fair value is described as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes and defines the inputs to valuation techniques as follows:

•	Level 1: Observable quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs are observable for the asset or liability either directly or through corroboration with observable market data.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

•	Level 3: Unobservable inputs.

The Company’s only financial instruments carried at fair value with changes in fair value flowing through current earnings consist of contingent value rights recorded in conjunction with the Company’s emergence from Chapter 11 reorganization in November 2010. The CVRs expired in November 2017. The fair value of the Company’s CVRs have been classified within Level 3 in the fair value hierarchy. The CVRs were revalued to fair value each period and any increase or decrease is recorded in other income (expense). See Note 14 “Commitments and Contingencies”.

The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s term loans and revolving credit facilities, including the current portion, approximate fair value as the terms and conditions of these loans are consistent with comparable market debt issuances. These measurements fall with Level 3 of the fair value hierarchy.

The inputs used to measure the fair value of an asset or a liability are categorized within levels of the fair value hierarchy. The fair value measurement is categorized in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the measurement. There were no transfers made among the three levels in the fair value hierarchy for the years ended December 31, 2018 and 2017.

Recently Issued Accounting Pronouncements

Standards implemented

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional ASUs have been issued that are part of the overall new revenue guidance including: (i) ASU 2016-08, “ Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ,” (ii) ASU 2016-10, “ Identifying Performance Obligations and Licensing ,” (iii) ASU 2016-20, “ Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers ” and (iv) ASU 2016-12, “ Narrow Scope Improvements and Practical Expedients ,” which clarified guidance on certain items such as reporting revenue as a principal or agent, identifying performance obligations, accounting for fixed odds wagering contracts associated with the Company’s racing operations, accounting for intellectual property licenses and accessing collectability and presentation of sales tax. The Company adopted Topic 606 on January 1, 2018 using the full retrospective method.

Topic 606 changed the presentation of net revenue and operating expenses. Prior to the adoption of Topic 606, the retail value of complimentary hotel rooms, food, beverages and other services provided to the Company’s customers was included in gross revenue, with an offsetting reduction for promotional allowances to derive net revenues. The estimated direct cost of providing these items was charged to the casino through interdepartmental allocations and included in gaming expenses. Under the new guidance, revenues are allocated among our revenue classifications based on the relative standalone selling prices of the goods and services provided to the customer after factoring in the likelihood of redemption of incentives. The accounting for the Company’s loyalty programs was also impacted, with changes to the timing and/or classification of certain transactions between net revenue and operating expenses.

The cumulative effect of these adjustments was to decrease beginning retained earnings as of January 1, 2016 by $2.0 million (after tax), decrease deferred tax liabilities by $1.2 million and increase accrued liabilities by $3.2 million in the consolidated balance sheets. The effects of the adoption of Topic 606 on the consolidated statements of operations and comprehensive income the year ended December 31, 2017 and 2016 are as follows:

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

	Years Ended December 31,
	2017	2016
	Increase/(decrease)
Revenue:
Gaming	$(45,850)	$(50,601)
Racing	(3,461)	(3,718)
Hotel	(229)	(228)
Food and beverage	(1,594)	(1,532)
Other	598	567
Gross revenue	(50,536)	(55,512)
Less: Promotional allowances	42,790	47,756
Net revenue	(7,746)	(7,756)

Operating costs and expenses:
Gaming	(26,824)	(30,040)
Racing	(3,461)	(3,718)
Hotel	4,278	4,466
Food and beverage	19,437	22,357
Advertising, general and administrative	(1,176)	(821)
Expansion and pre-opening	-	-
Referendum costs	-	-
Newport Grand disposal loss	-	-
Depreciation and amortization	-	-
Total operating costs and expenses	(7,746)	(7,756)
Income from operations	$-	$-

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350) — Simplifying the Test for Goodwill Impairment. This standard simplifies the quantitative goodwill impairment test by eliminating the second step of the test. Under this standard, impairment will be measured by comparing the estimated fair value of the reporting unit with its carrying value. The Company early adopted this standard in conjunction with its 2017 goodwill impairment test. Adoption of this standard did not have a material impact on the results of the Company’s goodwill impairment test.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment, aimed at simplifying the accounting for share-based transactions. The standard included modifications to the accounting for income taxes upon vesting or settlement of equity awards, employer tax withholding on share-based compensation and financial statement presentation of excess tax benefits. The standard also provides an alternative on incorporating forfeitures in share-based compensation. The Company adopted the standard effective January 1, 2017; adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows — Restricted Cash. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard effective January 1, 2018 by retrospective restatement of all prior period consolidated statements of cash flows.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330). This standard update simplified the subsequent measurement of inventory, excluding inventory accounted for under the last-in, first-out or the retail inventory methods. The update replaced the current lower of cost or market test with a lower of cost and net realizable value test. Under the prior guidance, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The adoption of ASU 2015-11 was applied prospectively and as of January 1, 2017 did not have an impact on the Company’s consolidated financial statements.

Standards to be implemented

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted.  In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP.   In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented.  The Company will adopt Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above.  The Company is still finalizing implementation, but expects to record additional operating liabilities and corresponding right-of-use assets of less than $25 million as of January 1, 2019, based on the present value of the remaining lease payments.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments. This standard amends several aspects of the measurement of credit losses on financial instruments, including trade receivables. The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (CECL) model and amends certain aspects of accounting for purchased financial assets with deterioration in credit quality since origination. Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets, based on historical experience, current conditions and forecasts that affect the collectability of the reported amount. The standard is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. Adoption is through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (a modified-retrospective approach). The impact of adoption on the Company’s consolidated financial statements will depend on, among other things, the economic environment and the type of financial assets held on the date of adoption.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line item as the hedged item. The ASU also provides new alternatives for applying hedge accounting to additional hedging strategies, measuring the hedged item in fair value hedges of interest rate risk, reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method and reducing the risk of a material error correction if a company applies the shortcut method inappropriately. This ASU is effective for public companies in fiscal years beginning after December 15, 2018, which for the Company will be the first quarter of 2019, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), — Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

3.        SALE OF NEWPORT GRAND

On March 4, 2015, TRMG entered into an agreement to purchase Newport Grand Casino by acquiring the interest in a purchase agreement held by a third party for (i) $5.5 million in cash, and (ii) the right for the third party to be the exclusive broker on the sale of Newport Grand’s land and to receive 25% of the net cash proceeds realized by TRMG upon the ultimate sale of the land if the casino changed locations (“Participation Rights”).

In November 2016, the Company received state and town referendum approval to terminate the existing Newport Grand Casino gaming license and issue a new gaming license to a new casino to be developed in Tiverton, Rhode Island. The associated referendum costs of $5.0 million are included in the consolidated statements of operations and comprehensive income for the year ended December 31, 2016.

On January 17, 2018, Newport Grand entered into a Purchase and Sale Agreement (the “Sale Agreement”) with a third party (the “Buyer”), pursuant to which the Buyer acquired the land and building relating to Newport Grand for $10.2 million in a transaction that closed on May 1, 2018. The Company leased back the Newport Grand from May 1, 2018 until November 1, 2018 at which time it vacated the property. This lease is accounted for as an operating lease. On August 28, 2018, Newport Grand was closed, and Tiverton Casino Hotel was opened on September 1, 2018.

As of January 17, 2018, Newport Grand met the accounting guidance for assets held for sale, thus the Company recorded an impairment loss of $4.2 million for the difference between the fair value and the carrying value of the land, building and building improvements included in the Sale Agreement. The Company also recorded an expense of $2.4 million, in accordance with ASC 450, Contingencies, as the amount due for the Participation Rights became probable and reasonably estimable on this date. The move from Newport Grand to Tiverton Casino Hotel occurred on September 1, 2018.

The following sets forth the calculation of the Newport Grand disposal loss on the date the Company entered into the Sale Agreement:

Sale price	$10,150
Land, building and improvement costs sold or written off	(12,993)
Transaction costs	(669)
Impairment loss	(3,512)
Participation fees	(2,373)
Land, building and improvement disposal loss	(5,885)
Equipment written-off upon facility closure	(629)
Newport Grand disposal loss	$(6,514)

The sale of the Newport Grand assets did not qualify as a discontinued operation as the sale is not a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

4.       RELATED PARTY TRANSACTIONS

Notes Receivable from Officers, Directors and Employees

In July and November 2015, in connection with the exercise of stock options under the 2010 BLB Worldwide Holdings, Inc. Stock Option Plan (see Note 8 “Equity Plans”), certain officers, directors and employees executed Secured Promissory Notes payable to TRMG (the “Secured Notes”) in amounts equal to the total exercise price of their stock options plus, in the case of certain officers, the amount of income taxes payable in connection with the exercise. In April 2016, certain directors executed secured promissory notes payable to TRMG in amounts equal to the amount of income taxes payable in connection with the July 2015 exercise.

The notes bore interest at rates ranging from 1.33% to 1.84%. Any unpaid interest at the end of a calendar quarter is added to the principal of the note, thereby compounding quarterly. The notes were secured by the shares issued in connection with the stock option exercise and were therefore considered nonrecourse for accounting purposes. As such, (i) the purchase of common stock with promissory notes continued to be accounted for as stock options and (ii) no receivable for amounts due under the promissory notes for the exercise price of the stock options was recorded on the Company’s consolidated balance sheets.

As of December 31, 2017, there were $4.3 million of nonrecourse notes outstanding. During 2017, $0.3 million of the nonrecourse notes were repaid. The remaining balance of the nonrecourse notes was repaid during 2018. As of December 31, 2018, there were no nonrecourse notes outstanding. The Company considered the repayment of these notes as an exercise of stock options. Interest associated with the nonrecourse notes is less than $0.1 million for the years ended December 31, 2018, 2017 and 2016.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

The principal amount due for taxes from officers, directors and employees was fully paid during 2018 and as of December 31, 2017 was $5.3 million. Additionally, as of December 31, 2017, the Company had a note receivable from an employee that is collateralized by the employee’s stock for $0.1 million which was repaid during 2018. The principal due for taxes and the note receivable from such employee were repaid during 2018. The principal amount due for taxes and the note receivable from such employee as of December 31, 2017 were included in receivables from related parties in the consolidated balance sheets. Interest income related to the receivables from related parties is less than $0.1 million in each of the years ended December 31, 2018 and 2017 and 2016.

5.       INTANGIBLE ASSETS

As of December 31, 2018, identifiable intangible assets for the Company were comprised of the following:

	Weighted average remaining life	Gross	Accumulated	Net
	(in years)	amount	amortization	Amount
Amortizable intangible assets:
Rhode Island contract for VLT's	1.6	$29,300	$(24,611)	$4,689
Twin River Casino trade name	1.8	15,600	(12,724)	2,876
Hard Rock license	28.5	8,000	(1,091)	6,909
Rated player relationships	5.4	6,945	(4,014)	2,931
Other	4.2	680	(359)	321
Total amortizable intangible assets		60,525	(42,799)	17,726

Intangible assets not subject to amortization:
Rhode Island VLT license	Indefinite	92,108	-	92,108
Novelty game licenses	Indefinite	270	-	270
Total unamortizable intangible assets		92,378	-	92,378
Total intangible assets, net		$152,903	$(42,799)	$110,104

At December 31, 2017, identifiable intangible assets for the Company were comprised of the following:

	Weighted average remaining life	Gross	Accumulated	Net
	(in years)	amount	amortization	Amount
Amortizable intangible assets:
Rhode Island contract for VLT's	2.6	$29,300	$(21,594)	$7,706
Twin River and Newport Grand trade names	2.8	15,890	(11,449)	4,441
Hard Rock license	29.5	8,000	(849)	7,151
Rated player relationships	6.3	6,980	(3,480)	3,500
Other	5.2	680	(281)	399
Total amortizable intangible assets		60,850	(37,653)	23,197

Intangible assets not subject to amortization:
Rhode Island VLT license	Indefinite	91,900	-	91,900
Novelty game licenses	Indefinite	270	-	270
Total unamortizable intangible assets		92,170	-	92,170
Total intangible assets, net		$153,020	$(37,653)	$115,367

Amortization of intangible assets was approximately $5.5 million, $5.6 million and $5.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

The following table shows the remaining amortization expense associated with finite lived intangible assets as of December 31, 2018:

2019	$5,467
2020	3,877
2021	889
2022	875
2023	837
Thereafter	5,781
$17,726

6.        ACCRUED LIABILITIES

As of December 31, 2018 and 2017, accrued liabilities consisted of the following:

	December 31,
	2018	2017
Gaming liabilities	$18,740	$18,121
Compensation	16,622	12,280
Legal	3,784	1,336
Construction accruals	3,677	14,802
Property taxes	2,582	2,625
Other	12,373	8,685
Total accrued liabilities	$57,778	$57,849

7.        LONG TERM DEBT

As of December 31, 2018 and 2017, long term debt consisted of the following:

	December 31,
	2018	2017
Term Loan principal	$342,439	$376,966
Less: Unamortized original issue discount	(1,028)	(1,894)
Less: Unamortized deferred financing fees	(2,239)	(3,872)
Less: Current portion	(3,595)	(33,325)
Term loan, net of current portion, discount and deferred financing fees	335,578	337,875

Revolver	55,000	20,000
Long term debt, net of discount and deferred financing fees	$390,578	$357,875

Credit Agreements

On July 10, 2014, the Company entered into a credit agreement (“Credit Facility”) which included a term loan (“Term Loan”) in the principal amount of $480.0 million and an original issue discount of 1%, payable in quarterly installments of $1.2 million with the balance payable upon maturity on July 10, 2020. Future quarterly installments and the final balance payable upon maturity are reduced pro rata by any required or voluntary prepayments, which are not subject to a prepayment penalty. In addition to the mandatory payments above, the Company is required to prepay the loan annually by a certain percentage of Excess Cash Flow, as defined, determined as of the last day of the calendar year and paid in March of the following year. There was no Excess Cash Flow payment due for the year ended December 31, 2018. The required Excess Cash Flow payments for the years ended December 31, 2017 and 2016 were $29.7 million and $31.8 million, respectively. In December 2016, the Company made a $25.0 million voluntary prepayment and the required Excess Cash Flow payment of $6.8 million was paid in March of 2017. There were no voluntary prepayments during 2017. The required Excess Cash Flow payment of $29.7 million was made in March of 2018 and is included in the current portion of term loan in the consolidated balance sheets at December 31, 2017.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

The Credit Facility also includes a revolving credit facility (“Revolving Credit Facility”) with an original capacity of $40.0 million. During the year ended December 31, 2016, two incremental amendments were executed which expanded the Revolving Credit Facility capacity to $100.0 million. The Revolving Credit Facility has a maturity date of January 10, 2020.

The interest rate for the Term Loan and the Revolving Credit Facility is based on LIBOR, with a LIBOR floor of 1.00% on the Term Loan, plus a 3.50% interest rate margin per annum in the case of both the Term Loan and Revolving Credit Facility. Both the Term Loan and the Revolving Credit Facility are pre-payable at any time, provided notice is given. The interest rate for the Term Loan was 6.30% and 5.19% as of December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, the Revolving Credit Facility balance was $55.0 million and $20.0 million, respectively, and amounts available were $45.0 million and $79.6 million, respectively, reflecting letters of credit issued of $0.4 million at December 31, 2017. The weighted average interest rate on outstanding borrowings on the Revolving Credit facility was 6.26%, 5.13% and 5.25% on December 31, 2018, 2017 and 2016, respectively.

On May 21, 2015, the Credit Facility was amended to allow for the acquisition of Newport Grand and the potential relocation of the Newport VLT License to the proposed casino to be developed in Tiverton, Rhode Island. On December 23, 2015, the Credit Facility was amended to allow for certain provisions to accelerate a portion of the restricted payment basket that would have otherwise become available on March 31, 2016. On October 31, 2016, the Credit Facility was amended to allow for capital expenditures of $75.0 million for Tiverton Casino Hotel and $25.0 million for construction of a hotel at Twin River Casino Hotel’s facility. On February 9, 2017, the Credit Facility was amended to reduce the interest rate margin on LIBOR borrowings from 4.25% per annum to 3.50% per annum and to extend the Revolving Credit Facility maturity date to January 10, 2020. On February 14, 2018, the Credit Facility was amended to, among other things, increase the allowance for capital expenditures to $150.0 million for Tiverton Casino Hotel and $35.0 million for the hotel construction at the Twin River Casino Hotel facility. On December 19, 2018, the Credit Facility was amended to allow for the Dover Downs Transaction. See Note 12 “Dover Downs Transaction”.

Collateral and Debt Covenants

The Credit Facility is collateralized by substantially all of the assets of Twin River Casino Hotel, Tiverton Casino Hotel, Hard Rock Biloxi and Newport Grand. On February 14, 2018, the Company amended the Credit Facility to also make Tiverton Casino Hotel a Subsidiary Guarantor and pledged substantially all of its assets as security under the Credit Facility. The Credit Facility contains certain affirmative, negative and financial covenants, including compliance with a maximum leverage ratio when more than 20% of the capacity is drawn on the Revolving Credit Facility and limitations on capital expenditures. The Credit Facility also restricts the Company from making certain restricted payments, including dividends, subject to certain exceptions. Further, the Credit Facility restricts the Company’s ability to make any payment on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any equity interests in the Company, TRMG or any subsidiary guarantor, subject to certain exceptions. There were no operations at Twin River Worldwide Holdings, Inc. for the years ending December 31, 2018, 2017 and 2016 and only $243,000 in cash held as of both December 31, 2018 and 2017. The Company is currently in compliance with all covenants as of December 31, 2018 and 2017.

Debt Maturities

As of December 31, 2018, the contractual annual principal maturities of long-term debt, including the Revolving Credit Facility, were as follows:

2019	$3,595
2020	393,844
$397,439

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

8.        EQUITY PLANS

Stock Options

Liability-Classified Awards

On June 14, 2011, the Board of Directors approved the 2010 BLB Worldwide Holdings, Inc. Stock Option Plan (the “2010 Option Plan”) that provided for options to acquire 2,455,368 shares of the Company’s common stock. Options granted to employees, officers and directors of the Company under the 2010 Option Plan vested on various schedules by individual as defined in the individual participants’ option agreements. Vested options can generally be exercised all or in part at any time until the tenth anniversary of the date of grant. The Company issues new shares of its common stock when options are exercised.

Incentive Award Agreements

Effective January 1, 2013, the Company entered into Incentive Award Agreements with option holders under the 2010 Option Plan. Upon the occurrence of a Triggering Event, as defined, holders of Incentive Awards are entitled to a cash payment based on the difference, if any, between (1) the amount the option holder would have received in connection with such Triggering Event, assuming all of the CVRs had been extinguished (see Note 14 “Commitment and Contingencies”) and (2) the amount the option holder would have received in connection with such Triggering Event, assuming all of the CVRs had not been extinguished. Such cash payment was also to be paid in cases where an individual’s options were previously cancelled or exercised. In November 2016, the Incentive Award Agreements were settled for a total payment of $3.8 million, which amount was determined by reference to the $450 per CVR price paid in the Company’s CVR Tender Offer (Note 14 “Commitment and Contingencies”), and previously recognized non-cash stock compensation of $3.4 million was reversed. The $3.8 million aggregate payment was recorded as compensation expense and included in advertising, general and administrative expense in the consolidated statement of operations and comprehensive income for the year ended December 31, 2016.

Exercises and Related Notes Receivable and Puts

In July and November 2015, certain employees and directors exercised a combined total of 1,864,428 stock options (the “Financed Options”) and executed promissory notes to TRMG in connection with those exercises to finance the exercise price and associated income taxes. The notes are considered nonrecourse for accounting purposes. As such, (i) the purchases of common stock with a promissory note continued to be accounted for as stock options and (ii) no receivable for amounts due under the promissory notes for the exercise price of the Financed Options were recorded on the Company’s consolidated balance sheets. See Note 4 “Related Party Transactions”.

On August 19, 2015, all previously issued option agreements under the 2010 Option Plan were amended (the “Put Amendment”), allowing the participant to request purchase by the Company (“Put”) during April or October each year beginning in 2016 (“Put Periods”) of up to one-third of any previously issued shares or vested but unexercised options under the 2010 Option Plan for Fair Market Value, as defined, less the applicable exercise price in the case of vested but unexercised options. Participants must be currently employed by the Company or serving as a director of the Company at the time of the request. Any purchases by the Company during a Put Period are subject to limitations contained in the Credit Facility. In March 2018, the Company revised the Put Periods from April and October to four periods in each year, subject to anticipated blackout periods. In December 2018, all outstanding options under the 2010 Option Plan were amended to remove the Put rights. See Note 9 “Temporary Equity”.

Certain employees and directors Put a total of 331,112 and 93,332 Financed Options to the Company at $23.50 and $24.38 per share and paid the related promissory notes with a portion of the proceeds during the years ended December 31, 2018 and 2017, respectively. The shares are included in Treasury stock in the consolidated balance sheets after the respective Put dates. During the year ended December 31, 2018, in addition to the Put shares discussed above, promissory notes related to 1,439,984 Financed Options were paid. No additional promissory notes were paid for the year ended December 31, 2017. On the date the promissory notes are paid, the options are considered exercised and the common stock is considered issued for accounting purposes. As of December 31, 2018, there are no Financed Options outstanding.

Exercises for Cash and Puts of Unexercised Options

During 2016, 82,272 vested but unexercised options were Put to the Company at $12.56 per share and 13,332 options were exercised, with cash paid for the exercise price. During 2017, 13,336 vested but unexercised options were Put to the Company at $24.38 per share and 54,976 options were exercised, with cash paid for the exercise price. During the years ended December 31, 2018, no vested but unexercised options were Put to the Company and no options, excluding the Financed Options, were exercised.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

A summary of stock option activity under the 2010 Option Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	2,137,908	$2.71
Put and cancelled	(82,272)	$4.31
Exercised	(13,332)	$6.53
Outstanding at December 31, 2016	2,042,304	$2.62
Put and cancelled	(13,336)	$6.53
Exercised	(148,308)	$3.49
Outstanding at December 31, 2017	1,880,660	$2.53
Exercised	(1,771,096)	$2.42
Outstanding at December 31, 2018	109,564	$4.31

In December 2018, when the Put rights were removed, the awards were reclassified from liability classified awards to equity classified awards. Upon the modification of the awards, the intrinsic value of the outstanding stock options of $2.9 million was moved from the stock options liability to additional paid in capital in the consolidated balance sheets. For the year ended December 31, 2018 the Company recorded a reduction to compensation expense of $3.2 million to adjust the stock options to the intrinsic value as of the date the stock options were exercised or reclassified to equity classified awards.

Prior to the removal of the Put rights in December 2018, the stock options were classified as liability classified options, thus at the end of each reporting period, the Company recognized share-based compensation expense for changes in the intrinsic value of the vested awards and the portion of the unvested awards that had been recorded in expense. All awards were vested as of December 31, 2017. Upon exercise, the Company recognized share-based compensation expense for the difference between the fair market value on the date of exercise and previously recognized compensation expense. The intrinsic value of options outstanding under the 2010 Option Plan was $46.5 million as of December 31, 2017. The Company recorded compensation expense of $16.1 million and $5.7 million (net of the $3.4 million reversal related to cancelled Incentive Award Agreements referred to above) in connection with the 2010 Option Plan for the years ended December 31, 2017 and 2016, respectively.

The total intrinsic value of options exercised or unvested options Put to the Company and cancelled was $40.5 million and $3.4 million for the years ended December 31, 2018 and 2017, respectively.

All awards were vested as of December 31, 2017. Accordingly, there was no remaining compensation cost relating to unvested awards under the 2010 Option Plan as of December 31, 2018 or December 31, 2017. Effective December 9, 2015, it was determined that no new awards would be granted under the 2010 Option Plan.

Restricted Stock Units and Performance-Based Restricted Stock Units

Equity-Classified Awards

On December 9, 2015, the Company adopted the Twin River Worldwide Holdings, Inc. 2015 Stock Incentive Plan (“2015 Incentive Plan”). The 2015 Incentive Plan provides for the grant of Stock Options, Restricted Stock Awards, Restricted Stock Unit Awards and Other Stock-Based Awards to employees, directors or consultants of the Company. The 2015 Incentive Plan provides for the issuance of 1,700,000 shares of common stock. As of December 31, 2018, 1,436,052 shares were available for grant under the 2015 Incentive Plan. Under the 2015 Incentive Plan, both time-based Restricted Stock Units (“RSUs”) and performance-based Restricted Stock Units (“PSUs”) have been awarded to members of the Company’s senior management and certain members of its Board of Directors. Each RSU and PSU represents the right to receive one share of the Company’s common stock.

The RSUs generally vest in one-third increments over a three-year period, and compensation cost is recognized over the respective service periods based on the grant date fair value.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

Up to one third of the PSUs may become eligible for vesting upon attainment of performance objectives for each of the subsequent three years. The number of PSUs that may become eligible for vesting varies and is dependent upon whether the performance targets are met, partially met or exceeded each year. All PSUs that become eligible for vesting based on achievement of the performance criteria will cliff vest at the end of the three-year period.

The performance objectives for each year are established no later than 90 days following the start of the year. As the performance targets have not yet been established for the PSUs that are eligible to be earned in 2019, a grant date has not yet been established for those awards in accordance with ASC 718, Compensation — Stock Compensation. The grant date for the 2018, 2017 and 2016 performance periods have been established and, based upon achievement of the performance criteria for the years ended December 31, 2017 and 2016, 66,644 and 35,236 PSUs, respectively, became eligible for vesting. For the 2018 performance period the Company did not achieve the performance target, thus no shares became eligible to vest.

Under the terms of the above awards, shares of the Company’s stock are issued upon vesting of the awards, unless deferral is elected by the participant at the time of the award. The Company removed the Put rights from the award agreements in December 2018, prior to that time, at the election of the participant, issued shares may be Put to the Company at fair value during any Put Period that is three years following the vesting date. Additionally, subject to certain provisions, the Company may purchase shares in the event of a change in control or a qualified initial public offering of the Company’s stock, both as defined in the award agreements.

A summary of the equity classified RSU and PSU activity is as follows:

	Restricted Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	50,916	-
Granted	-	47,276	$13.68
Forfeited	-	(12,040)
Outstanding at December 31, 2016	50,916	35,236
Granted	64,720	77,616	$20.15
Vested	(36,256)	-
Forfeited	-	(10,972)
Outstanding at December 31, 2017	79,380	101,880
Granted	5,236	77,616	$27.15
Vested	(46,064)	-
Forfeited	-	(77,616)
Outstanding at December 31, 2018	38,552	101,880

The total remaining compensation cost related to awards with an established grant date under the 2015 Incentive Plan as of December 31, 2018 is $0.3 million and will be recognized over a period of 24 months. The Company recorded compensation expense of $1.7 million, $1.7 million and $0.6 million in connection with these awards for the years ended December 31, 2018, 2017 and 2016, respectively.

Liability-Classified Awards

On January 1, 2018, the Company granted RSU’s to certain employees with a cash settlement feature. The actual amount of cash will be determined by the number of RSUs to be settled in cash multiplied by the share price of Twin River common stock at the time of settlement. These awards vest in one-third increments as of December 31, 2018, 2019 and 2020.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

A summary of the liability classified RSU activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	-
Granted	33,616	$25.50
Vested and settled for cash	(11,208)
Outstanding at December 31, 2018	22,408

For the year ended December 31, 2018, in connection with these awards, the Company recorded compensation expense of $0.6 million. The 11,208 vested RSUs were settled for $0.3 million of cash in January of 2019.

Valuation of Equity Compensation Awards

The fair values of the shares of common stock underlying the Company’s liability classified awards, RSUs and PSUs were estimated on each grant date by the board of directors. In order to determine the fair value, the Company’s board of directors considered, among other things, valuations of its common stock in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, or the Practice Aid. Given the absence of a public trading market of Twin River’s common stock, its board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of its common stock. The board of directors used an income approach, weighted 50%, and a market approach, weighted 50%.

For the income approach, the Company performed a discounted cash flow analysis, which utilized projected cash flows as well as a residual value, which were discounted to the present value in order to arrive at an enterprise value. The Company relied on the following key assumptions for the income approach, in addition to management projections for the business:

•	a weighted average cost of capital (WACC), which served as the discount rate applied to forecasted future cash flows to calculate the present value of those cash flows; and

•	a long-term growth rate assumption, which was used to calculate the residual value of the Company’s before discounting to present value.

•	For the market approach, the Company utilized the guideline company method and comparable transaction method by analyzing separately a population of comparable companies and comparable transactions and selected those companies considered to be the most comparable to the Company in terms of business description, size, growth, profitability, risk and return on investment, among other factors. The Company then used these guideline companies and comparable transactions to develop relevant market multiples and ratios, which were applied to the corresponding latest twelve months and forward financials to estimate total enterprise value. The Company relied on the following key assumptions for the market approach:

•	the Company’s projected financial results determined as of the valuation date based on its best estimates; and

•	multiples of enterprise value to EBITDA, determined as of the valuation date, based on a group of comparable companies and comparable transactions.

9.        TEMPORARY EQUITY

In accordance with the Put Amendment, at the election of the participant, shares issued upon the exercise of stock options or the vesting of RSUs and PSUs may be Put to the Company at fair value during any Put Period after the stock option exercise or during any Put Period that is three years following the vesting date of the RSUs and PSUs.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

For the year ended December 31, 2017, 54,976 shares of redeemable common stock were issued and remained outstanding and were subject to a Put, respectively, upon exercise of stock options. For the year ended December 31, 2017, 16,968 shares of redeemable common stock were issued and remained outstanding, respectively, upon vesting of RSUs. For the year ended December 31, 2017, the redeemable shares of common stock were classified outside of permanent equity in temporary equity in the consolidated balance sheets. The Company recorded the redeemable shares of common stock at fair value at the end of each reporting period and reflected the period to period change as a deemed dividend related to change in fair value of common stock subject to possible redemption in the consolidated statements of operations and comprehensive income.

In January 2018, 25,136 shares of redeemable common stock were issued and remained outstanding, respectively, upon vesting of RSUs. In December 2018, all outstanding equity awards were amended to remove the Put rights. See Note 8 “Equity Plans”. Upon the removal of the Put rights, the fair value of the 357,224 shares of common stock that were no longer redeemable were reclassified from temporary equity to common stock and additional paid in capital in permanent equity in the consolidated balance sheets.

The following table summarizes the Company’s redeemable common stock activities for the years ended December 31, 2018 and 2017:

	Shares Subject	Total
	to Redemption	Temporary Equity
Balance as of December 31, 2016	260,144	4,995
Release of restricted units for common stock subject to possible redemption	16,968	326
Stock options exercised for common stock subject to possible redemption	54,976	1,388
Deemed dividends related to change in fair value of common stock subject to possible redemption	-	2,344
Balance as of December 31, 2017	332,088	9,053
Release of restricted units for common stock subject to possible redemption	25,136	685
Deemed dividends related to change in fair value of common stock subject to possible redemption	-	(640)
Common stock no longer subject to possible redemption due to extinguishment of Puts	(357,224)	(9,098)
Balance as of December 31, 2018	-	$-

10.        SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.01 per share.

In December 2016, the Company purchased 1,000,000 shares of its common stock for cash at a price per share of $20.00, for an aggregate price of $20.0 million, pursuant to a tender offer (the “Stock Tender”). These shares are included in treasury stock in the consolidated balance sheets.

In connection with the Put Amendment (see Note 8 “Equity Plans”), certain employees and directors Put a total of 331,112 and 93,332 Financed Options to the Company at $23.50 and $24.38 per share and paid the related promissory notes (see Note 4 “Related Party Transactions”) with a portion of the proceeds during the years ended December 31, 2018 and 2017, respectively. Additionally, one employee Put 7,536 shares, at $23.50, that were used as collateral for a promissory note (see Note 4 “Related Party Transactions”) and paid the promissory note with a portion of the proceeds during the year ended December 31, 2018. The shares are included in treasury stock in the consolidated balance sheets after the respective Put dates.

Stock Dividend

On January 18, 2019, the Board of Directors approved the Company’s 4-for-1common stock dividend, accounted for as a stock split. See Note 1 “General Information”.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

11.        EMPLOYEE BENEFIT PLANS

Multi-employer Defined Benefit Plans

The Company participates in and contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.	If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The following table outlines the Company’s participation in multiemployer pension plans for the years ended December 31, 2018, 2017 and 2016 and sets forth the calendar year contributions and accruals for each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2018 and 2017 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that the Company received from the plans’ administrators and is certified by each plan’s actuary. Plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. As of December 31, 2018 and 2017, all plans that have either a FIP or RP requirement have had the respective plan implemented.

	EIN/ Pension	Pension Protection Act Zone Status		FIP/RP Status Pending/	Contributions and Accruals (in $000's)			Company Contributions>	Union Contract
Pension Fund	Plan Number	2018	2017	Implemented	2018	2017	2016	5%	Expires
SEIU National Industry Pension Fund	52-6148540	Red	Red	Yes/Implemented	$845	$659	$633	No	4/30/2019
Rhode Island Carpenters Pension Fund (1)	05-6016572	Green	Green	No	138	106	79	No	6/2/2020
Plumbers and Pipefitters Pension Fund	52-6152779	Yellow	Yellow	Yes/Implemented	311	267	256	No	8/31/2019
Rhode Island Laborers Pension Fund	51-6095806	Green	Green	No	934	929	944	Yes	7/31/2019
New England Teamsters Pension Fund	04-6372430	Red	Red	Yes/Implemented	582	541	536	No	6/30/2020
Hotel & Restaurant Employees International Pension Fund-Legacy Plan (3)	13-6130178/001	Red	Red	Yes/Implemented	1,474	783	930		6/30/2021
Hotel & Restaurant Employees International Pension Fund-Adjustable Plan (3)	13-6130178/002	N/A (2)		No
Total Contributions					$4,283	$3,285	$3,378

(1)	Effective January 1, 2018, the RI Carpenters Pension Fund merged into the New England Carpenters Pension Fund (EIN – 51-6040899), which also has a green status for the pension protection act zone status.
(2)	The Plan is not subject to the Pension Protection Act of 2016 zone status certification rule
(3)	Allocations of contributions between the two plans are determined by the plan administrator

Contributions, based on wages paid to covered employees totaled approximately $4.3 million, $3.3 million and $3.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. These aggregate contributions were not individually significant to any of the respective plans. The Company’s share of the unfunded vested liability related to its multi-employer plans, if any, other than the New England Teamsters and Trucking Industry Pension Fund discussed below, is not determinable.

Under the terms of certain collective bargaining agreements, the Company contributes to a number of multi-employer annuity funds. Contributions are made at a fixed rate per hour worked, in accordance with the collective bargaining agreements. These plans are not subject to the withdrawal liability provisions applicable to multi-employer defined benefit pension plans. Contributions made to these plans by the Company were $2.7 million, $2.4 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

401(k) Plan

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering non-union employees and certain union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. Total voluntary contributions to the 401(k) profit-sharing plan were $1.0 million, $0.9 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

New England Teamsters and Trucking Industry Pension Fund

The New England Teamsters and Trucking Industry Pension Fund (the “Pension Fund”) is in critical and declining status. On September 30, 2018, the Company entered into an agreement to withdraw from the Pension Fund and is not expected to have any further obligation to contribute to the Pension Fund following the withdrawal payment of $3.7 million the Company paid in October 2018. The Company recorded $3.7 million in advertising, general and administrative in the consolidated statements of operations and comprehensive income for the year ended December 31, 2018. On October 1, 2018, the Company entered into an agreement to re-enter the Pension Fund as a new employer and to contribute specified rates in the new agreement. The agreements have been ratified by the union and the trustees of the Pension Fund.

12.        DOVER DOWNS TRANSACTION

On July 22, 2018, the Company entered into an Agreement with Dover Downs and the Merger Sub pursuant to which among other things and subject to the conditions set forth therein, Merger Sub will merge with and into Dover Downs with Dover Downs becoming an indirect wholly-owned subsidiary of the Company. The Merger, which closed on March 28, 2019, resulted in Dover Downs shareholders exchanging their Dover Downs stock for Twin River common shares representing 7.225% of the equity in the combined company at closing. A total of 2,977,100 shares of common stock were issued at the transaction closing on March 28, 2019 and the valuation of those shares was based on the closing price of Dover Downs’ common stock on March 27, 2019.

March 28, 2019
Dover Downs shares outstanding	33,125,997
Closing Dover Downs share price on March 27, 2019	$2.62
Total fair value of stock purchased	$86,790
Cash paid by TRWH at closing, including amounts to retire Dover Downs debt, inclusive of accrued interest	$29,096
Consideration Transferred - Preliminary	$115,886

The preliminary purchase price, net of cash acquired, was approximately $98.1 million. This preliminary purchase price excludes transaction costs. For the year ended December 31, 2018, the Company incurred $6.6 million of transaction costs related to the Merger and becoming a publicly traded company, included in advertising, general and administrative in the consolidated statements of operations and comprehensive income. The Company did not incur any transaction costs related to the Merger and becoming a publicly traded company for the years ended December 31, 2017 and 2016.

The Company will account for the Merger as a business combination under the acquisition method of accounting.  As such, the purchase price will be allocated to the net assets acquired, inclusive of intangible assets, with any excess fair value recorded to goodwill. Since the closing date of the acquisition occurred subsequent to the end of the reporting period, the allocation of purchase price to the underlying net assets has not yet been completed.  The Company will reflect the preliminary purchase price allocation in its consolidated financial statements for the year ending December 31, 2019.

In conjunction with closing, Twin River registered its shares with the Securities and Exchange Commission and listed the shares on the NYSE on March 29, 2019.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

13.        INCOME TAXES

The components of the provision for income taxes were as follows:

	Years Ended December 31,
	2018	2017	2016
Current taxes
Federal	$(15,262)	$(38,400)	$(30,015)
State	(5,217)	(5,587)	(4,176)
	(20,479)	(43,987)	(34,191)
Deferred taxes
Federal	(5,760)	5,437	(3,951)
State	(120)	(311)	(411)
	(5,880)	5,126	(4,362)
Provision for income taxes	$(26,359)	$(38,861)	$(38,553)

The effective rate varies from the statutory U.S. federal tax rate as follows:

	Years Ended December 31,
	2018	2017	2016
Income tax expense at statutory federal rate	$20,537	$35,388	$29,160
State income taxes, net of federal effect	4,308	3,834	3,030
Nondeductible referendum costs		-	1,768
Nondeductible professional fees	1,776
Permanent differences including lobbying expense	236	687	413
Change in fair value of contingent value rights	-	-	1,663
Stock Options	(718)	5,167	2,684
Deferred tax adjustment	-	(552)	-
Deferred tax impact of TCJA	117	(6,523)	-
Return to provision adjustments	89	-	(33)
Change in uncertain tax positions	14	860	-
Change in valuation allowance	-	-	(132)
Total provision for income taxes	$26,359	$38,861	$38,553
Effective income tax rate on continuing operations	27.0%	38.4%	46.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes at December 31, 2018 and 2017 are as follows:

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

	Years Ended December 31,
	2018	2017
Deferred tax assets:
Accrued liabilities and other	$1,818	$1,167
Tax basis difference in property and equipment	6,190	13,403
Tax basis difference in stock options	1,694	892
State tax net operating loss carryforwards	131	5
Valuation allowance	-	-
Total deferred tax assets, net	$9,833	$15,467

Deferred tax liabilities:
Tax basis difference in land	$(1,848)	$(1,838)
Tax basis difference in goodwill	(3,673)	(2,841)
Tax basis difference in intangible assets	(21,838)	(22,434)
Total deferred tax liabilities	$(27,359)	$(27,113)
Net deferred tax liabilities	$(17,526)	$(11,646)

The Company will only recognize a deferred tax asset when, based on available evidence, realization is more likely than not. Accordingly, no valuation has been established as of December 31, 2018 and 2017, respectively. During 2016, the valuation allowance had been released due to the expected utilization of deferred tax assets in the State of Colorado. This valuation allowance related to Mile High USA’s net assets for Colorado state tax purposes due to expected losses in this jurisdiction.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “TCJA”). SAB 118 provides a measurement period that begins in the reporting period that includes the TCJA’s enactment date and ends when an entity has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC 740, however in no circumstance should the measurement period extend beyond one year from the enactment date. In accordance with SAB 118, a company must reflect in its financial statements the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. SAB 118 provides that to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

In accordance with SAB 118, the Company has recorded a provisional estimated income tax benefit of $6.5 million for the year ended December 31, 2017 related to the remeasurement of the Company’s net deferred tax liability and other effects of the TCJA. As a result of the adoption of the TCJA, the Company remeasured the net deferred tax liability at the reduced federal corporate income tax rate. During the fourth quarter of 2018, the Company completed its analysis to determine the deferred tax effect of the TCJA and recorded immaterial adjustments as of December 22, 2018.

From time to time, the Company may be subject to audits covering a variety of tax matters by taxing authorities in any taxing jurisdiction where the Company conducts business. While the Company believes that the tax returns filed, and tax positions taken are supportable and accurate, some tax authorities may not agree with the positions taken. This can give rise to tax uncertainties which, upon audit, may not be resolved in the Company’s favor. As of December 31, 2018 and 2017, the Company has recorded tax contingency accruals for uncertain tax positions of approximately $0.4 million and $0.4 million, respectively, which would impact the effective tax rate, if recognized. As of December 31, 2018 and 2017, $0.4 million and $0.4 million of unrecognized tax benefit have been classified as a current liability based on the anticipated cash settlement with the tax authorities within the next 12 months, respectively. A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows:

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

	Years Ended December 31,
	2018	2017	2016
Uncertain tax position liability at the beginning of the year	$445	$106	$443
Increases related to tax positions taken during prior period	21	953	-
Decreases related to tax positions taken during prior periods	-	-	-
Decreases related to settlements with taxing authorities	(66)	(614)	(337)
Uncertain tax position liability at the end of the year	$400	$445	$106

The Company and its subsidiaries file tax returns in several jurisdictions. The Company remains subject to examination for U.S. federal income tax purposes for the years ended December 31, 2015 through 2018. The Company remains subject to examination for state tax purposes for the years ended December 31, 2012 through 2018 in Colorado, for the years ended December 31, 2013 through 2018 in Rhode Island and for the years ended December 31, 2015 through 2018 in Mississippi. The Company is currently under audit by the State of Colorado for tax years ended December 31, 2012 through 2015. Based on the current status of the Colorado audit, the Company believes no additional reserves are necessary.

The Company has a tax sharing agreement with its subsidiaries. Under the agreement, subsidiaries are required to satisfy their separate return liability and pay for benefits realized by virtue of filing a consolidated return. The Company and its subsidiaries made total cash tax payments during 2018 and 2017 of $22.2 million and $41.0 million, respectively, to federal and state taxing authorities. Effective July 10, 2014, the tax sharing agreement was amended to comply with the Credit Facility. The amendment limits payments to any Unrestricted Subsidiaries, as defined in the credit agreement, to the actual payments of tax made by the unrestricted subsidiary directly or indirectly to the consolidated group. As of December 31, 2018, Mile High USA, Inc. and its subsidiaries are unrestricted subsidiaries.

14.     COMMITMENTS AND CONTINGENCIES

Operating Leases

Twin River Casino Hotel, Tiverton Casino Hotel, Newport Grand (until its closing on August 28, 2018) and Mile High USA incur expenses (included in racing expenses) for equipment rent and contract service for the operation of pari-mutuel betting equipment, which are considered operating leases. The cost of the equipment rentals is determined by the amount of pari-mutuel handle per racing program and any additional contractual agreements; therefore, future minimum lease payments will vary and are currently not determinable.

Hard Rock Biloxi is committed under various operating lease agreements primarily related to property, submerged tidelands and equipment. Generally, these leases include renewal provisions and rental payments, which may be adjusted for taxes, insurance and maintenance related to the property.

Hard Rock Biloxi has an agreement with the State of Mississippi for the lease and use of approximately five acres of submerged tidelands for a primary term of thirty years, expiring September 30, 2037. Upon expiration of the primary term, Hard Rock Biloxi will have an option to extend the lease for a renewal term of thirty years. Annual rent for the lease as of December 31, 2018 is approximately $1.2 million and adjusts annually by the increase in the consumer price index.

During 2018 Tiverton Casino Hotel became committed under three operating lease agreements primarily related to hardware, software and food and beverage equipment under lease terms ranging between 24 and 36 months.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

As of December 31, 2018, future minimum rental commitments under noncancelable operating leases are as follows:

As of December 31,
2019	$2,941
2020	2,308
2021	1,688
2022	1,627
2023	1,653
Thereafter	27,252
$37,469

Total rent expense for these long-term lease obligations was approximately $2.0 million, $1.5 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Hard Rock License Agreement

Under the Hard Rock License agreement, beginning on June 30, 2007, the Company was obligated to pay an annual fee of $1.1 million, which increased to $1.5 million over five years and increases annually thereafter based on the consumer price index, plus fees based on non-gaming revenues. The Company will pay a “Continuing Fee” equal to 3% of the Licensing Fee Revenues and a marketing fee equal to 1% of the Licensing Fee Revenues during the term of the agreement. Fee expense under the license agreement was $3.0 million for the year ended December 31, 2018 and was $2.9 million for each of the years ended December 31, 2017 and 2016, and is included in advertising, general and administrative expenses in the consolidated statements of operations and comprehensive income. As of both December 31, 2018 and 2017, $0.2 million had been accrued and recorded in accrued liabilities in the consolidated balance sheets.

Insurance

The Hard Rock Biloxi casino is constructed over water on concrete pilings; however, the threat of hurricanes is a risk to the facility. Hard Rock Biloxi’s current insurance policy provides up to $400.0 million in coverage for damage to real and personal property including business interruption coverage. The coverage is provided by a panel of U.S., Bermuda and London based insurers and is comprised of multiple shared primary and excess layers. The coverage is syndicated through several insurance carriers, each with an A.M. Best Rating of A- (Excellent) or better. Although the insurance policy is an all risk policy, any loss resulting from a named storm, is sub-limited to $125 million with a deductible of 2% of insured values subject to a minimum $250,000 and a maximum of $5.0 million.

The Company also has a $500,000 Flood Insurance policy with a deductible of $5,000 for building damage and $5,000 for damage to contents.

Master Video Lottery Terminal Contract

The current term for the Twin River Casino Hotel contract ends July 17, 2020, with two additional five-year options subject to Twin River Casino Hotel meeting minimum employment requirements.

The current term for the Tiverton Casino Hotel contract ends November 23, 2020, with two additional five-year options subject to meeting minimum employment requirements. The contract was automatically assigned, pursuant to Rhode Island law, from Newport Grand to Tiverton Casino Hotel upon commencement of gaming operations at the new facility.

Legal Matters

The Company is involved in various claims and legal actions. On January 9, 2019, Chatham Asset Management, LLC and certain of its affiliates, which collectively own approximately 15% of the Company’s outstanding common stock as of December 31, 2018, filed an amended action in the Delaware Chancery Court against the Company’s directors and certain officers asserting individual and derivative claims. The complaint alleges that the defendants breached their fiduciary obligations by launching a tender offer in 2016 to benefit their own personal interests and the interests of one shareholder, made false and misleading disclosures in connection with the tender offer and improperly made payments to themselves in respect of the settlement of certain Twin River awards. The defendants believe the plaintiffs’ claims are without merit and intend to vigorously defend the action, and the Company believes the action will not have a material adverse effect on our results of operations.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

The Company’s management believes, based on currently available information, that any liability arising from such litigation, in excess of amounts recorded in the consolidated balance sheets, will not have a material effect on the Company’s financial position, results of operations or cash flows.

Contingent Value Rights

In connection with the Company’s emergence from Chapter 11 reorganization in November 2010, obligations under the prepetition second priority senior secured credit facility were converted into CVRs of the Company. In the event of a “Transaction” as defined in the CVR agreement, for any such Transaction that closed prior to November 5, 2017, the holders of the CVRs would have been entitled to certain proceeds.

The Company valued the CVRs and reflected period-to-period changes therein in the Company’s consolidated financial statements even though the CVRs principally operate to allocate value between shareholders and CVR holders in certain events and do not represent indebtedness or obligations of the Company unless a “Transaction”, as defined in the CVR agreement, occurs before November 5, 2017. The Company valued the CVRs based on an option pricing model where the strike price was the threshold adjusted for dividends or distributions made (or declared) and repayments of principal amounts under the credit facility in place upon the Company’s emergence from bankruptcy. The valuation model included a discounted cash flow analysis including operating projections prepared by management. The valuation model for the CVRs also considers different probabilities of a Transaction.

In June 2016, the Company repurchased most of the outstanding CVRs pursuant to a tender offer (the “CVR tender offer”) for $61.7 million, at a price of $450 per right and recorded the increase of $5.9 million from the fair value at December 31, 2015 for the CVRs that were repurchased, in change in fair value of contingent value rights in the consolidated statements of operations and comprehensive income. At December 31, 2016, there was no value related to the remaining CVRs, thus a decrease in fair value of $3.2 million was recorded in change in fair value of contingent value rights in the consolidated statements of operations and comprehensive income. In June 2016, the Company also settled certain litigation related to the CVRs for total payments of $9.7 million which were included in accrued liabilities at December 31, 2015. As of December 31, 2016, the Company estimated the fair value of the remaining CVRs to be zero. The remaining CVRs expired on November 5, 2017.

Change in Control Provisions

Certain current and former directors and certain members of the management team have agreements with the Company whereby upon a change in control or qualified IPO of the Company, as defined, the individuals will receive a fixed cash payment of approximately $1.9 million in the aggregate. This amount would be reduced if the total equity value of the Company was less than approximately $63.3 million. In September 2015, these agreements were amended, to allow for receipt of one-third of the total cash payment on each of November 5, 2015, 2016 and 2017, subject to continued service as a director or employee of the Company through the applicable date.

Certain members of the management team have agreements with the Company which would entitle them to compensation equal to one to two times their base salary in the event of termination within twelve months following a change in control, as defined.

15.     SEGMENT REPORTING

As of December 31, 2018, the Company has four operating segments: Twin River Casino Hotel, Hard Rock Biloxi, the Tiverton Casino Hotel and Mile High USA. Newport Grand, which represented an immaterial operating segment and operated up until its closing in August 2018, has been aggregated with Twin River Casino Hotel and Tiverton Casino Hotel to form the Rhode Island reportable segment. The Company’s Biloxi reportable segment includes only Hard Rock Biloxi. The “Other” category includes Mile High USA, an immaterial operating segment, and shared services provided by the Company’s management subsidiary.

The Company’s operations are all within the United States. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

The following table shows revenues, net loss, and identifiable assets for each of the Company’s reportable segments and reconciles these to amounts shown in the Company’s consolidated financial statements.

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

	Rhode Island	Biloxi	Other	Total
Years Ended December 31,
2018
Net Revenues	$302,652	$125,137	$9,748	$437,537
Income (loss) from operations	106,055	23,475	(8,881)	120,649
Income (loss) before provision for income taxes	97,508	23,479	(23,190)	97,797
Depreciation and amortization	12,896	9,255	181	22,332
Interest expense	8,555	13	14,457	23,025
Capital expenditures, including Tiverton Casino Hotel and new hotel at Twin River Casino	98,700	6,315	23,875	128,890

2017
Net Revenues	$287,859	$122,694	$10,500	$421,053
Income (loss) from operations	122,791	21,334	(20,402)	123,723
Income (loss) before provision for income taxes	113,936	21,330	(34,158)	101,108
Depreciation and amortization	11,911	10,146	147	22,204
Interest expense	8,857	17	13,935	22,809
Capital expenditures, including Tiverton Casino Hotel and new hotel at Twin River Casino	8,285	5,124	34,444	47,853

2016
Net Revenues	$279,713	$123,077	$12,027	$414,817
Income (loss) from operations	113,065	18,282	(18,891)	112,456
Income (loss) before provision for income taxes	101,432	18,273	(36,313)	83,392
Depreciation and amortization	13,135	11,761	174	25,070
Interest expense	11,632	20	14,931	26,583
Capital expenditures, including Tiverton Casino Hotel and new hotel at Twin River Casino	4,478	5,293	251	10,022

	Rhode Island	Biloxi	Other	Total
As of December 31,
2018
Goodwill	$83,101	$48,934	$-	$132,035
Assets	$535,795	$245,376	$1,181	$782,352

2017
Goodwill	$83,101	$48,934	$-	$132,035
Assets	$405,822	$245,969	$66,343	$718,134

Twin River Worldwide Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in tables are in thousands)

16.     Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for the years 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Net revenue	$104,806	$110,815	$110,494	$111,422
Operating expenses	$79,929	$79,391	$80,843	$76,725
Income from operations	$24,877	$31,424	$29,651	$34,697
Interest expense, net of income	$(5,699)	$(5,068)	$(5,364)	$(6,721)
Income before provision for income taxes	$19,178	$26,356	$24,287	$27,976
Provision for income taxes	$(6,544)	$(6,056)	$(7,913)	$(5,846)
Net income	$12,634	$20,300	$16,374	$22,130

Net income per share
Basic	$0.34	$0.55	$0.44	$0.60
Diluted	$0.33	$0.53	$0.42	$0.57

2017
Net revenue	$106,562	$108,375	$106,562	$99,554
Operating expenses	$73,640	$76,166	$75,960	$71,564
Income from operations	$32,922	$32,209	$30,602	$27,990
Interest expense, net of income	$(6,332)	$(5,551)	$(5,874)	$(4,858)
Income before provision for income taxes	$26,590	$26,658	$24,728	$23,132
Provision for income taxes	$(11,425)	$(12,138)	$(11,320)	$(3,978)
Net income	$15,164	$14,521	$13,408	$19,154

Net income per share
Basic	$0.42	$0.40	$0.37	$0.52
Diluted	$0.40	$0.38	$0.35	$0.50

17.     SUBSEQUENT EVENTS

On January 18, 2019, the Board of Directors approved the Company’s common stock dividend, accounted for as a stock split. See Note 1 “General Information”.

On January 29, 2019, the Company entered into an agreement to acquire a subsidiary of Affinity Gaming (“Affinity”) that owns Affinity’s three casino properties located in Black Hawk, Colorado: Golden Gates, Golden Gulch and Mardi Gras. The transaction is expected to close in early 2020.

On March 26, 2019, the Company and its bank lenders entered into an incremental amendment to increase the revolving credit commitments under the Credit Facility from $100 million to $150 million.

On March 28, 2019, the Company completed its merger with Dover Downs. See Note 12 “Dover Downs Transaction.”

On March 29, 2019, the Company shares became listed on the New York Stock Exchange under the ticker symbol “TRWH.”

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers are listed in the table below with a description of their experience and certain other information.

Name	Age*	Position
George T. Papanier (4)	61	President and Chief Executive Officer, Director
Stephen H. Capp	56	Executive Vice President and Chief Financial Officer
John E. Taylor, Jr.	52	Executive Chairman, Director
Soohyung Kim (2)(3)	43	Director
Terrance Downey (1)(2)	63	Director

* Age as of April 1, 2019

(1) Member of the audit committee.

(2) Member of the compensation committee.

(3) Member of the nominating and governance committee.

(4) Member of the compliance committee.

George T. Papanier

Mr. Papanier has been the President and Chief Executive Officer of Twin River since 2011; served as director from 2011 to July 2012 and resumed the position in 2013. From 2004 to 2011, Mr. Papanier served as the Chief Operating Officer of Twin River. In 2009, Twin River filed for voluntary reorganization under the federal bankruptcy laws while Mr. Papanier was serving as Chief Operating Officer. Twin River emerged from the voluntary reorganization at the end of 2010. With more than 35 years of experience in the gaming industry and 14 years with Twin River, Mr. Papanier brings to Twin River and its board an in-depth understanding of Twin River, its strategy and strategic insights. Mr. Papanier is also a Certified Public Accountant.

Stephen H. Capp

Mr. Capp has served as Executive Vice President and Chief Financial Officer of Twin River since January 2019. Mr. Capp previously served as a member of the Twin River board from 2012 through 2018. From 2003 to 2011, Mr. Capp served as Chief Financial Officer of Pinnacle Entertainment, a gaming and hospitality company in Las Vegas. Prior to working at Pinnacle Entertainment, Mr. Capp was a Managing Director at Bear Stearns from 1997 to 2003, and prior to that was a Managing Director at BancAmerica Securities.

John E. Taylor, Jr.

Mr. Taylor has served as the Chairman of the Twin River Board since 2010 and Executive Chairman since July 2017. Mr. Taylor was formerly the Chief Executive Officer and President of GameLogic, Inc., a provider of internet based games for the regulated gaming industry, positions he has held since June 6, 2007 and March 16, 2006, respectively. Prior to joining GameLogic, Mr. Taylor previously worked in several capacities, including as Managing Director and Partner of Snowmark Corporation, a venture capital firm, the President and Chief Executive Officer of SnowMark portfolio company GTESS, a software service company for automating healthcare claims processing. Prior to Snowmark, Mr. Taylor served as the President and Chief Executive Officer of Dreamport, the gaming and entertainment subsidiary of GTECH Corporation, a then-NYSE listed company. Simultaneously he served as a member of the Executive Management Committee of GTECH. He has served as Special Assistant to the Governor of Rhode Island and acted as a Member of the Governor’s Senior Staff. Mr. Taylor’s broad leadership experience is expected to help broaden the scope of the Board and provide valuable insight into the business.

Soohyung Kim

Mr. Kim has served as an independent director of Twin River since 2016. Mr. Kim is currently the Founding Partner of Standard General L.P., an investment firm, and is the firm’s Managing Partner and Chief Investment Officer. Mr. Kim has been investing in special situations strategies since 1997, including as co-founder of Cyrus Capital Partners from 2005 to 2007 and at Och-Ziff Capital Management from 1999 to 2005, where he was a Principal and co-founder of its fixed income business. Prior to joining Och-Ziff Capital Management, Mr. Kim was an analyst for the Capital Management Group at Bankers Trust Company from 1997 to 1999. Mr. Kim is a Director of Maidstone Insurance Company, a Director of Coalition for Queens, a Director of the Cary Institute of Ecosystem Studies and the President of the Stuyvesant High School Alumni Association. Mr. Kim is a former member of the board of directors of Greektown Superholdings and Media General, Inc. and the board of managers of ALST Casino Holdco, LLC. Mr. Kim was an officer and director of General Wireless Operations Inc. and certain affiliates within two years of its bankruptcy filing. Mr. Kim’s knowledge of markets enhances the ability of Twin River to make strong financial judgments and generate long-term stockholder value.

Terrence Downey

Mr. Downey has served as an independent director at Twin River since February 2019. Mr. Downey served as the President and Chief Operating Officer of SLS Las Vegas from January 2017 to July 2017. Earlier in his career, Mr. Downey served as the President and General Manager of Aliante Gaming LLC from November 2012 through October 2016. Prior to joining Aliante Gaming LLC, Mr. Downey worked over 15 years as Vice President and General Manager at multiple Station Casinos locations. Mr. Downey brings valuable experience with his demonstrated history of working in the hospitality industry and strong business development skills.

Classified Board of Directors

Pursuant to the terms of our amended and restated certificate of incorporation, our Board is divided into three classes, each of which hold office for a three-year term. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following such election. The classes of our directors are as follows:

•	Class I, consisting of Mr. Papanier, whose term will expire at our 2020 annual meeting of stockholders;

•	Class II, consisting of Mr. Downey, whose term will expire at our 2021 annual meeting of stockholders; and

•	Class III, consisting of Mr. Kim and Mr. Taylor, whose terms will expire at our 2019 annual meeting of stockholders.

The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Stockholder Recommendation for Directors

Stockholders may recommend director candidates for consideration by our nominating and governance committee. The nominating and governance committee expects to use a similar process to evaluate candidates recommended by stockholders as the one it uses to evaluate candidates otherwise identified by the committee. No person may serve as a member of the Board or be elected or nominated for election to the Board, unless such person has been licensed to serve as a member of the Board by the applicable gaming authorities at the time of such service, election or nomination.

Committees of the Board of Directors

Our Board has established an audit committee, a compensation committee, a nominating and governance committee and a compliance committee, and may establish such other committees as it shall determine from time to time. The charters for each of our committees is available on our website at: www.twinriverwwholdings.com.

Audit Committee

Our audit committee currently consists of Mr. Downey. Our Board has determined that Mr. Downey is independent under the NYSE listing standards and Rule 10A-3 under the Exchange Act. Mr. Downey is financially literate within the requirements of the NYSE listing standards and our Board has determined that Mr. Downey qualifies as an “audit committee financial expert” as that term is defined by the applicable SEC regulations and NYSE corporate governance listing standards. We intend to comply with the membership and independence requirements for all members of the audit committee within the time periods required under the NYSE listing rules and Exchange Act.

Compensation Committee

Our compensation committee consists of Mr. Kim and Mr. Downey, with Mr. Kim serving as Chair of the committee. Our Board has determined that each of Mr. Kim and Mr. Downey are independent under the NYSE listing standards and Rule 10C-1 of the Exchange Act and that each of Mr. Kim and Mr. Downey qualifies as a “non-employee director” within the meaning of Rule 16b-3(d)(3) under the Exchange Act.

Nominating and Governance Committee

Our nominating and governance committee is currently comprised of Mr. Kim. Our Board has determined that Mr. Kim is independent as defined by NYSE rules.

Compliance Committee

Our compliance committee is currently comprised of Mr. Craig Eaton, Senior Vice President, General Counsel and Secretary of Twin River, and Mr. Papanier.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Our executive officers, directors and ten percent stockholders did not become subject to the reporting requirements of Section 16(a) until March 28, 2019 and, therefore, there were no reports required during the year ended December 31, 2018.

Code of Business Conduct

We have adopted a Code of Business Conduct that applies to our Chief Executive Officer, Chief Financial Officer, and employees within our finance, operations and sales departments. Our Code of Business Conduct is publicly available on our website at www.twinriverwwholdings.com and is available free of charge by writing Twin River Worldwide Holdings, Inc., 100 Twin River Road, Lincoln, Rhode Island 02865, Attn: General Counsel. We intend to make any legally required disclosures regarding amendments to, or waivers of, the provisions of the code of conduct and ethics on our website at www.twinriverwwholdings.com.

Compensation Committee Interlocks and Insider Participation

During 2018, Mr. Taylor served as a member of the compensation committee and also held the position of an officer of Twin River. In connection with his role as Executive Chairman, Mr. Taylor and Twin River entered into a letter agreement, pursuant to which he received compensation from Twin River during 2018. During 2018, none of Twin River’s executive officers served on the Board or compensation committee of any entity that had one or more of its executive officers serving on Twin River’s board of directors or the compensation committee. As of March 28, 2019, Mr. Taylor no longer serves on the compensation committee.

2018 Director Compensation

Non-employee members of the Board have historically been compensated for their service with annual retainer fees. Other than Mr. Kim, who declined compensation for his service as a Twin River director in 2018, non-employee directors were paid an annual retainer of $150,000, consisting of $50,000 in cash paid in quarterly installments and $100,000 in the form of an annual grant of Twin River equity awards which vest quarterly. The compensation committee determined that, for 2018, the equity award portion of the annual retainer would be paid instead in cash. In addition, non-employee directors were paid $2,500 for in-person meetings and $1,000 for telephonic meetings. Any non-employee director who also serves as a Chair of a committee received an additional $10,000 per Chair position, paid on a quarterly basis, and an additional $1,500 for in-person committee meetings.

Director Compensation Table for 2018

The following table provides compensation information for the year ended December 31, 2018. Other than Mr. Taylor, whose compensation is shown in the Summary Compensation Table, the only director who received compensation for his services was Mr. Capp. Mr. Papanier does not receive compensation for his service as a director because he is an employee of Twin River. Mr. Kim has declined compensation for his service as a Twin River director. In 2018, Mr. Capp received cash retainer fees only and did not receive any equity-based compensation awards.

Name	Fee Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Stephen H. Capp	224,500	—	224,500
Soohyung Kim	—	—	—
George T. Papanier	—	—	—
John E. Taylor, Jr.	—	—	—

2019 Director Compensation

The Board updated its director compensation policy commencing on January 1, 2019. For 2019, non-employee directors will be paid an annual retainer of $120,000, which will be a mix of cash and stock in a ratio to be determined by the compensation committee. The Chair of the audit committee will receive an additional $60,000 cash retainer annually and the Chair of any other committee will receive an additional $30,000 cash retainer annually. In addition, new Board members will receive a one-time equity grant with the award type to be determined for a number of shares equal to $100,000 on the grant date. Mr. Kim has declined compensation for his service as a Twin River director.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the principles and practices underlying our executive compensation program and the decisions made by the compensation committee of our Board related to 2018 compensation.

Historically, prior to becoming an SEC reporting company, Twin River’s compensation philosophy focused on the following principal objectives:

•	Paying for performance based on achievement of corporate and any applicable individual objectives.

•	Paying competitively to attract, retain and motivate exceptional management performance.

•	Aligning an executive’s position with appropriate incentives from a risk management perspective.

•	Aligning management compensation with the achievement of business objectives and the creation of value for stakeholders.

As a public company, our compensation philosophy will continue to follow the same objectives, which are rooted in a desire to reward results linked to both short-term and long-term performance (pay-for-performance) and to provide compensation that will attract, incentivize and retain high-caliber individuals for the most impactful management and employee positions at Twin River. This philosophy will take into account the market practices of similarly situated peer companies and reflect the compensation committee’s priority of attracting and retaining the most appropriate key individuals for achievement of Twin River’s strategic business plan and annual operating goals. The compensation committee is still in the process of evaluating whether to change Twin River’s existing compensation programs to ensure that these objectives and overall philosophy are best met now that the company is public.

2018 Named Executive Officers

This CD&A focuses on the compensation of Twin River’s named executive officers (the “NEOs”) for the year ended December 31, 2018:

•	John E. Taylor, Jr., Executive Chairman

•	George T. Papanier, President and Chief Executive Officer

•	Glenn A. Carlin, former Executive Vice President of Corporate Development, Chief Financial Officer and Treasurer

As described later in this CD&A, Mr. Carlin stepped down as Twin River’s Chief Financial Officer at the end of 2018. For a description of the amendment to Mr. Carlin’s employment agreement in connection with the termination of his employment and the commencement of his subsequent 2019 consulting role, see the section of this CD&A titled “Election of New Chief Financial Officer”.

Development of Twin River’s Executive Compensation Programs

Role of the Compensation Committee

The compensation committee reviews, considers and makes determinations with respect to the compensation of Twin River’s executive officers (including decisions with respect to base salary, annual bonus and long-term equity compensation). The compensation committee’s responsibilities include development and oversight of Twin River’s incentive plans, including the approval of performance criteria to be used in connection with Twin River’s performance-based compensation programs.

Role of Twin River’s Executive Officers in Determining Compensation

From time to time, the Chief Executive Officer and Chief Financial Officer may provide input to the compensation committee with respect to the performance criteria established in connection with Twin River’s performance-based compensation programs, and the Chief Executive Officer may provide input and recommendations to the compensation committee with respect to any individual performance goals that may be established (e.g., management objectives, etc.) in connection with those programs. However, no executive officer provides input to the compensation committee regarding the amount or form of compensation they receive.

Consideration of Shareholder Advisory Vote on Executive Compensation

Previously as a private company, we were not required to provide our stockholders with the opportunity to cast an advisory vote on executive compensation (a “say-on-pay vote”) at any prior annual meeting of stockholders. Now, as a newly public company, if required, the compensation committee will consider the outcome of any say-on-pay vote occurring at any annual meeting of the shareholders of the Company when making future compensation decisions for the named executive officers.

Elements of Twin River’s Executive Compensation Program

As a previously privately held company, Twin River historically had the ability to individualize its executive compensation arrangements to fit the unique roles and responsibilities of each of its NEOs. For example, as described in more detail below, the compensation package for Mr. Taylor, the Executive Chairman, is different from the compensation package that is provided to the other NEOs. This section discusses the three main components of the compensation package applicable to Messrs. Papanier and Carlin, which consists of: (1) annual base salary, (2) eligibility for an annual cash incentive bonus, and (3) participation in Twin River’s long-term, equity-based incentive program. Mr. Taylor’s compensation arrangement is discussed separately in this section, under the subheading “Compensation Arrangement with Mr. Taylor”.

Base Salary

Twin River provides Messrs. Papanier and Carlin with a base salary as a fixed component of compensation. Payment of base salary is intended to compensate each of Messrs. Papanier and Carlin for their respective day-to-day duties and responsibilities. In determining annual base salaries, the compensation committee considers a number of factors, including the NEO’s skill set and individual contributions to Twin River. Base salaries are generally reviewed each year by the compensation committee for potential adjustment, but no increase in base salary from year to year is guaranteed. There were no changes during 2018 to the following base salary levels for Messrs. Papanier and Carlin, which were in effect at the end of 2017.

Name	Base Salary for year ended 2018
George T. Papanier	$721,000
Glenn A. Carlin	$540,750

Annual Incentives

For 2018, Messrs. Papanier and Carlin were eligible to earn a portion of their compensation in the form of a performance-based annual cash incentive pursuant to Twin River’s annual pay-for-performance program (referred to as the “Annual PFP”). The compensation committee has historically paid annual incentive amounts to Messrs. Papanier and Carlin under the Annual PFP in order to incentivize the achievement of objectives that are based on Twin River’s operational, financial and strategic goals for the applicable year.

For 2018, Messrs. Papanier and Carlin were eligible to earn a cash incentive payment under the Annual PFP based on two components: (1) the level of adjusted EBITDA achievement (defined as earnings before interest, taxes, depreciation and amortization, as adjusted for certain items and Annual PFP payments) measured during 2018 (the “Adjusted EBITDA Performance Goal”) and (2) other individual performance objectives in the discretion of the compensation committee, typically of an operational or strategic nature. The Adjusted EBITDA Performance Goal was initially weighted 75% and the other objectives were initially weighted 25%. In addition, the compensation committee retained the right to use its discretion to adjust this payout weighting based upon an individual's performance in their role throughout 2018, in totality.

EBITDA is a non-GAAP performance metric that the Company further adjusts in setting performance compensation. Adjusted EBITDA for purposes of the annual incentive compensation plan represents net income before interest expense, interest income, depreciation, amortization, and the provision for taxes, plus or minus certain adjustments falling into categories approved by the compensation committee.

2018 Adjusted EBITDA Performance Goal

The compensation committee determined that the Adjusted EBITDA Performance Goal was an appropriate performance measurement tool for the Annual PFP because it serves as a reliable indicator of Twin River’s economic success. The compensation committee approved an Adjusted EBITDA Performance Goal target for 2018 under the Annual PFP of $185.3 million. There were also higher and lower levels of achievement which would have resulted in payouts either above or below the target level under the Annual PFP for participants.

No portion of the 2018 Annual PFP bonus would be payable in respect of the Adjusted EBITDA Performance Goal if Twin River’s actual Adjusted EBITDA Performance Goal achievement for 2018 fell below such lower levels.

2018 Strategic Objectives

Near the beginning of 2018, the compensation committee met to discuss certain strategic objectives that it believed would serve as appropriate indicators of strong personal and strategic performance. These goals were designed to be more subjective in nature than the Adjusted EBITDA Performance Goal, in order to allow the compensation committee to compensate each of Messrs. Papanier and Carlin for his individual contribution to Twin River. For 2018, the strategic objectives for Messrs. Papanier and Carlin were based on current Twin River strategic matters and initiatives, including with respect to acquisitions, reinvestment in Rhode Island, which entails hotel development and other renovations to our Twin River Casino and Hotel and the move of an operating property from Newport Grand to Tiverton Casino Hotel, external growth and Twin River’s strategic review process.

There were no changes to the following target Annual PFP bonus amounts for Messrs. Papanier and Carlin during 2018:

Name	Target Bonus
George T. Papanier	$515,010
Glenn A. Carlin	$345,053

Based on Twin River’s Adjusted EBITDA Performance Goal achievement below the established lower level for 2018, no bonus payments were made for 2018 under this portion of Annual PFP. In recent years, including 2018, Twin River’s compensation committee has generally set EBITDA performance targets for management under the Annual PFP, while retaining significant discretion as to the payment of performance bonuses depending upon management’s achievement of those goals, as well as management’s furtherance of other initiatives, including Twin River’s strategic goals. The compensation committee sets performance targets at levels it believes will require maximum effort by management in order to achieve substantial payouts under the Annual PFP. In 2018, in light of the success of many Twin River strategic initiatives, including the completion and grand opening of two significant new properties in Rhode Island, as well as Twin River’s progress toward consummation of the Merger, which together resulted in a transformative 2018 for Twin River, the compensation committee determined in January 2019 to pay discretionary bonuses under the Annual PFP to many participants in the Annual PFP. In recognition of his leadership efforts in connection with Twin River’s 2018 initiatives, of both an operational and strategic nature, the compensation committee determined to pay Mr. Papanier a discretionary bonus of approximately $670,000. The compensation committee also determined to pay Mr. Carlin, in early 2019, a discretionary bonus of $135,000 in respect of the services he provided in 2018. The compensation committee has not yet made any decision regarding a discretionary bonus for Mr. Taylor in respect of 2018. The Annual PFP for 2019, has not yet been fully designed.

Long-Term Incentives

In addition to short-term incentives under the Annual PFP, the NEOs have in the past received long-term incentive compensation in the form of equity-based compensation under the Company’s equity plans. The compensation committee has utilized equity-based incentives because equity-based incentives effectively tie the executives’ interests with those of Twin River’s stakeholders. Toward this end, the compensation committee has delivered a portion of Messrs. Papanier and Carlin’s long-term incentive compensation in the form of time-based restricted stock units (“RSUs”) and a portion in the form of performance-based restricted stock units (“PSUs”) in recent years. Time-based RSUs function as a retention tool, and are inherently performance-based because the ultimate value delivered to the NEOs upon settlement of the RSUs is directly tied to Twin River’s stock price. PSUs are designed to incentivize the NEOs to achieve performance goals that are tied to Twin River’s annual level of Adjusted EDITDA Performance Goal achievement. The compensation committee has chosen to use the Adjusted EBITDA Performance Goal for both our annual performance-based cash bonus plan and for our PSUs because the compensation committee believes that the approach balances short-term and long-term decision making and is consistent with the basic compensation philosophy that earnings growth will lead to long-term stakeholder value.

RSUs and PSUs granted prior to the completion of the Merger were granted under Twin River’s 2015 Stock Incentive Plan (the “2015 Plan”). Most recently, the compensation committee approved awards of RSUs and PSUs to each of Messrs. Papanier and Carlin in March of 2017. Those RSUs vest ratably on January 1 of 2018, 2019 and 2020, subject to the executive’s continued service with Twin River through the applicable vesting date.

The PSUs awarded to Messrs. Papanier and Carlin during 2017 are eligible to vest based on the level of Adjusted EBITDA Performance Goal achievement over three separate one-year performance periods (2017, 2018 and 2019). For the 2018 performance period of the 2017 PSU award, as well as for the 2018 performance period of a similar PSU award previously granted with respect to 2016, 2017 and 2018, the applicable target levels and corresponding payout percentages are the same as the targets set for the 2018 Annual PFP.

Because Adjusted EBITDA Performance Goal achievement was $165.7 million for the 2018 performance period, which was below the threshold achievement level for the 2016 PSU award and the 2017 PSU award, we have determined that none of the PSUs will be eligible to be earned in respect of the 2018 performance period for either the 2016 or the 2017 PSU award except those held by Mr. Carlin, who is entitled to payment pursuant to his PSU award agreements in connection with his termination of employment on December 31, 2018.

The number of PSUs underlying the PSU awards to which Messrs. Papanier and Carlin are entitled to receive based on achievement of performance for the applicable three performance periods are to be settled January 1 of the year following the final performance period under the applicable PSU award (e.g. January 1, 2020 for the 2017 PSU award, following the end of the 2017, 2018, and 2019 performance periods), subject to the participant’s continued service with the Company or its affiliates through the applicable settlement date.

With respect to his 2016 PSU award, because Mr. Papanier remained employed through January 1, 2019, in early 2019 Mr. Papanier received 25,168 shares in settlement of the PSUs for the 2016 performance period and 32,136 shares in settlement of the PSUs for the 2017 performance period. With respect to his 2016 PSU award, in accordance with the early termination vesting provisions in the award agreement for such award, in early 2019, Mr. Carlin received 7,552 shares in settlement of the PSUs for the 2016 performance period, 9,640 shares in settlement of the PSUs for the 2017 performance period, and 6,752 shares in settlement of the PSUs for the 2018 performance period. Achievement of the performance goal for the 2016 performance period was determined to be 104.7% of the target goal, resulting in a payout percentage of 111.8% of the target number of units. Achievement of the performance goal for the 2017 performance period was determined to be 108.6% of the target goal, resulting in a payout percentage of 142.8% of the target number of units. With respect to the performance period for 2018, Mr. Carlin received shares assuming achievement at target performance level.

With respect to his 2017 PSU award, if Mr. Papanier remains employed through the applicable settlement date in 2020, Mr. Papanier will receive 15,464 PSUs for the 2017 performance period. With respect to his 2017 PSU award, in accordance with the early termination vesting provisions in the award agreement for such award, in early 2019, Mr. Carlin received 4,640 shares in settlement of the PSUs for the 2017 performance period and 3,252 shares in settlement of the 2017 PSUs for the 2018 performance period. Achievement of the performance goal for the 2017 performance period was determined to be 108.6% of the target goal, resulting in a payout percentage of 142.8% of the target number of units. With respect to the performance period for 2018, Mr. Carlin received shares assuming achievement at target performance level.

The compensation committee has not approved grants of any other equity awards in 2019, but it expects to approve grants later this year.

Compensation Arrangement with Mr. Taylor

During 2018, Mr. Taylor continued in the role of Executive Chairman. The compensation committee believes that Mr. Taylor’s current compensation arrangement appropriately reflects his unique ability to, among other things, create value with his focus on strategy, public policy and industry relationships.

In connection with his Executive Chairman role, Twin River entered into a letter agreement with Mr. Taylor, originally effective as of July 1, 2017 and which was subsequently amended as of December 31, 2018 (the “Taylor Letter Agreement”). During 2018, Mr. Taylor received, and he continues to receive, his compensation pursuant to the Taylor Letter Agreement. Mr. Taylor’s compensation under the Taylor Letter Agreement is in lieu of any other compensation for his service on Twin River’s board of directors or any committee thereof, and is intended to compensate Mr. Taylor not only for his service as Chairman of the Board, but also for the additional advisory and managerial roles that Mr. Taylor holds as Executive Chairman.

Pursuant to the Taylor Letter Agreement, Mr. Taylor receives compensation of $100,000 per month, with 62.5% of that amount being paid in cash, and the remaining 37.5% being delivered in the form of RSUs. In addition, the compensation committee may decide to pay Mr. Taylor an additional discretionary amount in the form of fully-vested RSUs following the end of each year during the term of the Taylor Letter Agreement. The compensation committee has not yet made any decision regarding any additional discretionary amount for Mr. Taylor in respect of 2018. Vested RSUs will be settled upon the earlier of (1) Mr. Taylor’s termination of service (excluding a termination for “cause”), or (2) a “change in control” (as such terms are defined in the Taylor Letter Agreement).

Employment, Termination of Employment and Change-In-Control Arrangements

Twin River does not maintain stand-alone change-in-control agreements with any of its NEOs or with any of its other officers, although certain employment agreements with the NEOs, as described below, provide for severance benefits in connection with certain terminations following a change-in-control and certain equity award agreements with the NEOs, as described below, provide for equity vesting or payment in connection with either the occurrence of a change-in-control or certain terminations following a change-in-control. In addition, Twin River does not provide any of the NEOs or any of its other officers with a “gross up” for so-called “golden parachute” excise tax obligations payable by the executive in connection with a change in control or a subsequent termination of the executive’s employment.

During 2018, Messrs. Papanier and Carlin were each party to an employment agreement with a subsidiary of Twin River. As described in the “Election of New Chief Financial Officer” section of this CD&A, Mr. Carlin’s employment agreement was amended in connection with the termination of his employment at the end of 2018 and the commencement of his subsequent consulting relationship as of January 1, 2019. This section describes Mr. Carlin’s employment agreement as it was in effect during 2018 prior to the termination of his employment. For a description of the amendment to Mr. Carlin’s employment agreement in connection with the termination of his employment and the commencement of his subsequent 2019 consulting role, see the section of this CD&A titled Election of New Chief Financial Officer

Twin River chooses to maintain employment agreements with these NEOs because the compensation committee believes that employment agreements can help set the expectations of the parties, and may also provide comfort to executives during periods of transition. The employment agreements with Messrs. Papanier and Carlin provide for severance payments and benefits in the event of certain involuntary termination events (including following a change in control). In addition, the award agreements pursuant to which RSUs and PSUs have been granted to Messrs. Papanier and Carlin provide for accelerated vesting of the next tranche of RSUs, and of a pro-rated portion of PSUs based on “target” level of achievement for the performance period during which the termination occurs, in each case, upon a termination of the applicable NEO’s employment without “cause”, or as a result of the NEO’s death, disability or retirement. Any PSUs that have been earned in respect of any previously-completed performance periods will also vest upon such a termination of employment.

The award agreements pursuant to which RSUs and PSUs were granted to Messrs. Papanier and Carlin provide for double-trigger vesting in the event of a change in control, which generally means that the equity-based awards will only vest automatically upon a change in control if the acquiring or surviving entity does not provide a replacement award (as described in the 2015 Plan) to the holder. If the acquiring or surviving entity does not provide a replacement award, then (1) any unvested time-based RSUs will immediately vest, (2) any PSUs earned in respect of any previously completed performance periods will vest and (3) the unvested PSUs applicable to the performance period during which the change in control occurs will vest at the “target” level. Any PSUs eligible to vest in respect of a performance period which has not yet commenced as of the change in control will be forfeited.

If the NEO receives a replacement award in connection with a change in control, then the vesting of his award(s) will only accelerate upon the “involuntary termination” of his employment (as defined in the 2015 Plan, and which excludes a termination for “cause”) within two years following the change in control.

Pursuant to the Taylor Letter Agreement, any of Mr. Taylor’s vested RSUs will be settled upon the earlier to occur of his termination of service as a director of Twin River (other than a termination for “cause”) and a “change in control” (as such terms are defined in the Taylor Letter Agreement).

For a detailed description of the employment agreements with Messrs. Papanier and Carlin and the Taylor Letter Agreement, see the section titled “Agreements with NEOs”.

Twin River Share Ownership Guidelines and Policies for Directors and Officers

On January 18, 2019, Twin River adopted share ownership guidelines applicable to its directors and officers effective March 28, 2019. The guidelines require that non-employee directors beneficially own, during their service on the Twin River board, shares of Twin River common stock equal in value to at least five times their annual cash retainer. Twin River officers will be required to meet the following share ownership guidelines:

Officer Position	Value of Shares Owned
Chief Executive Officer	5 X base salary
Executive Vice Presidents	3 X base salary
Other Officers	2 X base salary

Non-employee directors and officers have five years from their initial election to the board or beginning of their employment, as applicable, to meet the target stock ownership guideline, and they are expected to continuously own sufficient shares to meet the guideline once attained. When calculating whether a director or officer owns a sufficient number of shares under these guidelines, the following are included: (1) shares owned (including restricted shares, shares obtained upon option exercise, shares purchased in the open market, shares in a savings or interest plan, etc.); (2) shared ownership (e.g., shares owned or held in trust by immediate family); (3) shares the receipt of which have been deferred; (4) restricted stock units; (5) shares owned by a trust or other entity as to which the director or officer has voting or investment authority; and (6) unexercised stock options and performance stock units.

All Twin River directors and executive officers except for Mr. Downey, who was newly appointed as a non-employee director as of February 2019, have met the applicable guidelines as of the date of this Annual Report. Directors and executive officers of Twin River beneficially own 34.0% of the outstanding shares of Twin River common stock as of March 28, 2019. An affiliate of Twin River director Soohyung Kim beneficially owns 31.9%. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report.

Twin River has adopted an insider trading policy, effective March 28, 2019, prohibiting trading in designated blackout periods by directors, officers and certain other executives or members of their immediate families. In addition, pursuant to Corporate Governance Guidelines effective March 28, 2019, Twin River directors and officers are prohibited from purchasing, selling or writing calls, puts or other options or derivative instruments on shares of Twin River common stock, or pledging shares of common stock as collateral or security for indebtedness. The “no hedging or pledging” policy is intended to apply to transactions that could be deemed to be speculative, such as short sales, options trading or other similar derivative transactions in Twin River securities, and hedging transactions, including zero-cost collars and forward sale contracts in which the individual continues to own the underlying security without the full risks and rewards of ownership.

Clawback; Recoupment

On January 18, 2019, Twin River adopted a compensation recovery policy applicable to executive officers effective March 28, 2019 that allows Twin River to clawback previously earned performance-based incentive compensation, including equity compensation, for conduct constituting fraud, or other intentional misconduct, that results in material or financial or reputational harm to the company, including such conduct that requires Twin River to restate its previously published financial results. In the event of a restatement, the result of which is that any performance-based compensation paid would have been a lower amount had it been calculated based on such restated results, an independent director committee may recover the after-tax portion of the difference between the awarded compensation and the amount of the compensation had it been calculated based on the restated financial statements. In the event an executive officer engages in detrimental activity more generally, the committee may seek to recover any performance-based compensation previously paid to such officer.

Stock Loans

In 2015, Twin River adopted a plan under which directors and officers could borrow money from Twin River to finance the exercise price and related income taxes under previously granted stock options. Twin River required all such loans to directors or executive officers to be repaid during 2018. See “Related Party Transactions” of this Annual Report for information about these loans.

Other Benefits and Limited Perquisites

During 2018, Messrs. Papanier and Carlin received health and welfare benefits under the same programs, and were subject to the same eligibility requirements, that applied to employees of Twin River generally. Messrs. Papanier and Carlin were also eligible to participate in Twin River’s 401(k) plan and in connection with such participation, receive a matching contribution from Twin River in the amount of $8,100. Twin River does not sponsor or maintain any deferred compensation programs. As an independent contractor, Mr. Taylor is not eligible to receive health, welfare or 401(k) benefits under Twin River’s plans.

In general, Twin River’s NEOs do not receive perquisites or other personal benefits that are not otherwise made available to employees of Twin River, except that Mr. Carlin received access to Twin River’s corporate apartment in Rhode Island prior to the end of 2018 plus an additional payment in respect of his associated income tax obligations.

Other Compensation-Related Matters

As a general matter, the compensation committee is responsible for reviewing and considering the various tax and accounting implications of the compensation and benefits programs it implements. Share-based compensation is expensed in accordance with FASB ASC Topic 718. In general, Twin River recognizes share-based compensation expenses in the period in which the employee or director is required to provide service, which is generally over the vesting period of the individual share-based award. The compensation committee and Twin River’s management also review existing compensation arrangements for tax efficiency and compliance.

Compensation Risk Assessment

The compensation committee has a process in place for reviewing its compensation programs for risk. When designing its compensation programs, the compensation committee strives to mitigate risks while retaining the design features that it believes work best to incentivize and motivate employees. The compensation committee reviews its compensation programs annually to ensure that its compensation programs do not encourage excessive risk-taking behavior. Based on its review, the compensation committee does not believe that its compensation programs and practices are reasonably likely to have a material adverse effect on Twin River.

Election of New Chief Financial Officer

In early 2019, Twin River announced that Stephen H. Capp, who was a director of Twin River, had been elected as the Chief Financial Officer of Twin River effective as of January 1, 2019. Mr. Capp previously served as the Chief Financial Officer of Pinnacle Entertainment. In connection with his election as the Chief Financial Officer of Twin River, Mr. Capp stepped down from the Board.

Twin River entered into an employment agreement with Mr. Capp, effective as of January 1, 2019, in a form that is generally similar to the employment agreements that a subsidiary of Twin River had previously entered into with Twin River’s other non-director NEOs. The initial term of Mr. Capp’s employment agreement continues until December 31, 2021. Mr. Capp’s initial base salary is $600,000 per year, and his target annual cash bonus opportunity is equal to his annual base salary. As an employee, he will be eligible to participate in Twin River’s 401(k) plan and its health and welfare benefits programs. Mr. Capp received a one-time sign-on incentive in connection with his resignation from the Board equal to $150,000. He will also be entitled to annual equity award grants with targeted grant date value not less than $800,000, expected to be delivered as a combination of time-vesting and performance-vesting equity awards.

In connection with Mr. Capp’s election as Chief Financial Officer, Mr. Carlin stepped down as Chief Financial Officer of Twin River. However, Mr. Carlin will continue to assist Twin River as a consultant with respect to the transition of his duties. Mr. Carlin and a subsidiary of Twin River entered into an amendment to his existing employment agreement in order to set forth the terms of his transition and consulting relationship. The amended employment agreement with Mr. Carlin provides that his employment terminated as of December 31, 2018, and that he will provide corporate financial and financial reporting consulting services on an as-requested basis during 2019. Pursuant to his amended employment agreement, in respect of his 2019 consulting relationship, as well as the termination of his employment at the end of 2018, and in lieu of any other severance benefits, Mr. Carlin will (1) continue to receive his base salary during 2019, (2) remain eligible to receive his 2018 Annual PFP bonus, (3) be awarded a long-term equity incentive for 2018 at substantially the same level as if he had continued to serve as an officer during 2019, which will be settled in cash on or prior to June 30, 2019, and (4) depending on the level of Mr. Carlin’s consulting services during 2019 and other factors determined by the compensation committee, (a) be eligible for a cash bonus of up to $345,000 for consulting services performed in 2019 and (b) earn PSUs in respect of the 2019 performance period under his 2017 PSU award. In addition, Mr. Carlin will remain eligible for continued coverage under certain benefit plans during 2019. Mr. Carlin will remain subject to his existing non-competition, non-solicitation, confidentiality and other restrictive covenant obligations, and he executed a release of claims against Twin River in connection with his entry into the amendment to his employment agreement.

Compensation Committee Report

The compensation committee has reviewed and discussed the CD&A for the year ended December 31, 2018 with our management. Following the review and discussion referred to above, the compensation committee recommended to our Board, and our Board approved, the inclusion of the CD&A in our Annual Report on Form 10-K for the year ended December 31, 2018 for filing with the SEC.

Compensation Committee of the Board of Directors

Soohyung Kim (Chairman)
Terrence Downey

2018, 2017 and 2016 Executive Compensation

The following table provides information concerning the compensation of the 2018 NEOs for each of the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

2018 Summary Compensation Table

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Non-Equity Incentive Plan Compansation(4) ($)	All Other Compansation(5) ($)	Total ($)
John E. Taylor, Jr.	2018	750,000	—	—	—	—	750,000
Executive Chairman	2017	675,000	203,000	900,000	—	—	1,778,000
	2016	—	—	—	—	—	—

George T. Papanier	2018	727,394	669,171	909,149		13,644	2,319,358
President and Chief Executive Officer	2017	720,026	304,500	979,637	735,434	18,492	2,758,089
	2016	705,584	304,500	307,964	617,981	1,163,977	3,100,006

Glenn A. Carlin	2018	547,144	135,000	272,843		33,231	988,218
Former Executive Vice President of	2017	541,089	21,500	293,945	492,736	41,120	897,654
Corporate Development, Chief Financial Officer and Treasurer	2016	530,584	21,500	92,367	414,047	799,884	1,858,382

(1)	For Messrs. Papanier and Carlin, represents the amount of base salary paid to each of them during the relevant year, and reflects any increase(s) in base salary that became effective during the applicable year.

(2)	For 2018, the amount shown reflects the discretionary bonus amount paid to Messrs. Papanier and Carlin in recognition of their leadership efforts in connection with Twin River’s transformative strategic initiatives during 2018. For further information regarding this payment, see the “Annual Incentives” section of the CD&A. The compensation committee has not yet made any decision regarding any discretionary bonus for Mr. Taylor in respect of 2018.

(3)	Amounts shown in the Stock Awards column reflect the aggregate grant date fair value of RSUs and PSUs granted to the NEOs during the applicable year, as determined in accordance with FASB ASC Topic 718. For RSUs, the grant date fair value is equal to the number of RSUs multiplied by the fair market value of one share of Twin River’s common stock determined as of the applicable grant date.

The grant date fair value of PSUs is based on the probable outcome of the applicable performance conditions, which, as of the grant date used for financial accounting purposes, was equal to “target” level achievement for the relevant year. The amounts shown for 2018 reflect the aggregate grant date fair value calculated with respect to (1) the 1/3 portion of the 2016 PSU award that is attributable to the 2018 performance period and (2) the 1/3 portion of the 2017 PSU award that is attributable to the 2018 performance period. Assuming the maximum level of performance achievement as of the grant date, the grant date fair value for the 2018 portion of the 2016 PSU award would have been $1,227,467 and $368,371 for Messrs. Papanier and Carlin, respectively, and the grant date fair value for the 2018 portion of the 2017 PSU award would have been $590,724 and $177,315 for Messrs. Papanier and Carlin, respectively.

For a detailed discussion of Twin River’s long-term equity compensation program for 2018 (including the applicable performance factors and achievement levels), see the footnotes accompanying the “Grants of Plan-Based Awards” table, as well as the “Long-Term Incentives” discussion in the CD&A.

(4)	The amounts in this column reflect amounts earned by each of Messrs. Papanier and Carlin under the Annual PFP. For an explanation of how annual incentives are determined under this program for 2018, see the “Annual Incentives” section of the CD&A. Amounts earned in respect of performance achieved during the applicable year are generally paid prior to March of the immediately following year.

(5)	Amounts shown for 2018 consist of (1) $11,577 for Mr. Carlin’s use of Twin River’s corporate apartment in Rhode Island, plus an additional payment of $9,942 in respect of his associated income tax obligations, (2) Twin River contributions under Twin River’s 401(k) plan in the amount of $8,100 for each of Messrs. Papanier and Carlin, and (3) Twin River’s payment of group term life insurance premiums for Messrs. Papanier and Carlin in the amount of $5,544 and $3,612, respectively.

2018 Grants of Plan-Based Awards

The table below provides information regarding awards granted during 2018.

									All Other
									Stock Awards:	Grant Date
			Estimated Possible Future Payouts Under			Estimated Possible Future Payouts Under			Number of	Fair Value
		Compensation	Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Shares of	of Stock and
		Committee	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or Units	Option Awards(4)
Name	Grant Date	Approval Date	($)	($)	($)	(#)	(#)	(#)	(#)	($)
John E. Taylor, Jr.	—	—	—	—	—	—	—	—	—	—
George T. Papanier	January 1, 2018(1)	January 1, 2018	257,505	515,010	1,030,020	—	—	—	—	—
	January 1, 2018(2)	March 24, 2017	—	—	—	5,420	10,836	21,668	—	295,416
	January 1, 2018(3)	December 9, 2015	—	—	—	11,256	22,512	45,024	—	613,733
Glenn A. Carlin	January 1, 2018(1)	January 1, 2018	172,527	345,053	690,106	—	—	—	—	—
	January 1, 2018(2)	March 24, 2017	—	—	—	1,628	3,252	6,504	—	88,658
	January 1, 2018(3)	December 9, 2015	—	—	—	3,380	6,756	13,512	—	184,185

(1)	For Messrs. Papanier and Carlin, the amounts shown represent the range of cash incentive awards payable under the 2018 Annual PFP at threshold, target and maximum performance levels. “Threshold” is equal to 50% of the NEO’s target bonus award; “target” is equal to 100% of the NEO’s target bonus award; “above target” (not shown in the table above) is equal to 150% of the NEO’s target bonus award; and “maximum” is equal to 200% of the NEO’s target bonus award. No amounts will be earned unless at least threshold performance is achieved. No payments were made with respect to the 2018 Annual PFP because the threshold performance level was not achieved. Grant dates reflect the date on which the applicable NEO began participating in the 2018 Annual PFP. For a discussion of the 2018 Annual PFP, including the applicable performance factors and achievement levels, please see the “Annual Incentives” section of the CD&A.

(2)	For Messrs. Papanier and Carlin, the amounts shown represent the range of PSUs eligible to vest with respect to the 2017 PSU award at threshold, target and maximum performance levels. Because the performance criteria and the target levels applicable to the 2017 PSU award are established in connection with the beginning of each one-year performance period (i.e., 2017, 2018 and 2019), the amounts shown above only reflect the 1/3 portion of the award that is attributable to the 2018 performance period. “Threshold” is equal to 50% of the NEO’s target PSU award for 2018; “target” is equal to 100% of the NEO’s target PSU award for 2018; “above target” (not shown in the table above) is equal to 150% of the NEO’s target PSU award for 2018 and “maximum” is equal to 200% of the NEO’s target PSU award for 2018. Performance is measured at the end of each of the three separate 2017, 2018 and 2019 performance periods. Any vested PSUs are settled at the beginning of 2020, subject to the NEO’s continued service with Twin River through January 1, 2020, subject to certain involuntary termination exceptions. For a detailed discussion of Twin River’s long-term equity compensation program for 2018 (including the applicable performance factors and achievement levels), please see the “Long-Term Incentives” section of the CD&A.

(3)	For Messrs. Papanier and Carlin, the amounts shown represent the range of PSUs eligible to vest with respect to the 2016 PSU award at threshold, target and maximum performance levels. Because the performance criteria and target levels applicable to the 2016 PSU award are established in connection with the beginning of each one-year performance period (i.e., 2016, 2017 and 2018), the amounts shown above only reflect the 1/3 portion of the award that is attributable to the 2018 performance period. “Threshold” is equal to 50% of the NEO’s target PSU award for 2018; “target” is equal to 100% of the NEO’s target PSU award for 2018; “above target” (not shown in the table above) is equal to 150% of the NEO’s target PSU award for 2018 and “maximum” is equal to 200% of the NEO’s target PSU award for 2018. Performance is measured at the end of each of the three separate 2016, 2017 and 2018 performance periods. Any vested PSUs are to be settled on at the beginning of 2019, subject to the NEO’s continued service with Twin River through January 1, 2019, subject to certain involuntary termination exceptions. For a detailed discussion of Twin River’s long-term equity compensation program for 2018 (including the applicable performance factors and achievement levels), please see the “Long-Term Incentives” section of the CD&A.

(4)	Amounts shown in this column reflect the aggregate grant date fair value of these PSU awards determined in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at 2018 Year-End

The following table sets forth certain information concerning shares of Twin River’s common stock subject to unexercised stock options and unvested equity incentive plan awards held as of December 31, 2018 by the NEOs:

	Option Awards					Stock Awards
Name	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(5) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John E. Taylor, Jr.	—	—	—	—	—	—		—	—	—
George T. Papanier	—	—	—	—	—	57,304	(1)	1,750,637	—	—
	—	—	—	—	—	12,124	(2)	370,388	—	—
	—	—	—	—	—	15,464	(3)	472,425	—	—
	—	—	—	—	—	11,668	(4)	356,457	—	—
Glenn A. Carlin	109,564	—	—	$4.32	8/1/2023	—		—	—	—

(1)	For Mr. Papanier, amount reflects 25,168 PSUs that are eligible to be earned in respect of the 2016 performance period and 32,136 PSUs that are eligible to be earned in respect of the 2017 performance period applicable to the 2016 PSU Award, subject to his continued service through January 1, 2019. Achievement of the performance goal for the 2016 performance period was determined to be 104.7% of the target goal, resulting in a payout percentage of 111.8% of the target number of units. Achievement of the performance goal for the 2017 performance period was determined to be 108.6% of the target goal, resulting in a payout percentage of 142.8% of the target number of units earned. PSUs in respect of the 2016 PSU awards were settled in early 2019.

(2)	Restricted stock units were granted on December 9, 2015 and vested on January 1, 2019, subject to Mr. Papanier’s service with Twin River through the applicable vesting date, subject to certain involuntary termination exceptions.

(3)	For Mr. Papanier, amount reflects 15,464 PSUs that are eligible to be earned in respect of the 2017 performance period applicable to the 2017 PSU Award, subject to his continued service through the settlement date in 2020. Achievement of the performance goal for the 2017 performance period was determined to be 108.6% of the target goal, resulting in a payout percentage of 142.8% of the target number of units. Earned PSUs in respect of the 2017 PSU award will be settled on January 1, 2020, subject to Mr. Papanier’s continued service with Twin River through such date, unless certain involuntary termination events occur earlier.

(4)	Restricted stock units were granted on March 24, 2017 and will vest ratably on January 1 of each of 2019 and 2020, subject to Mr. Papanier’s service with Twin River through the applicable vesting date, subject to certain involuntary termination exceptions.

(5)	Amounts shown in this column represent the number of RSUs or PSUs multiplied by $30.55, the estimated fair market value of one share of Twin River’s common stock as of December 31, 2018.

Other Terms Applicable to Outstanding Equity Awards

The award agreements pursuant to which Messrs. Papanier and Carlin’s PSUs and RSUs were granted, as well as earlier option agreements pursuant to which each NEO’s stock options were granted, contained provisions which would have required Twin River, at the election of the applicable NEO and during certain specified periods, to repurchase certain shares of Twin River’s common stock settled or delivered in respect of those awards, in each case at the fair market value of the applicable shares of Twin River’s common stock at the time of the repurchase. These rights were surrendered in December of 2018.

2018 Option Exercises and Stock Vested

The following table contains information about restricted stock units held by the applicable NEO that vested during 2018. No options were exercised by the NEOs during 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(1) (#)	Value Realized on Vesting(2) ($)
John E. Taylor, Jr.	—	—	20,928	—
George T. Papanier	—	—	17,952	457,776
Glenn A. Carlin	—	—	42,616	$1,274,709

(1)	For Mr. Taylor, represents the aggregate number of RSUs that vested during 2018, consisting of 1,744 RSUs that vested during each month in 2018. For Mr. Papanier, represents 12,120 time-based RSUs granted in 2015 that vested on January 1, 2018, and 5,832 time-based RSUs granted in 2017 that vested on January 1, 2018. For Mr. Carlin, represents (1) 3,636 time-based RSUs granted in 2015 that vested on January 1, 2018, (2) 1,752 time-based RSUs granted in 2017 that vested on January 1, 2018, (3) 7,552 PSUs that vested in respect of the 2016 performance period applicable to the 2016 PSU award upon his termination of employment on December 31, 2018, (4) 9,640 PSUs that vested in respect of the 2017 performance period applicable to the 2016 PSU award upon his termination of employment on December 31, 2018, (5) 6,752 PSUs that vested in respect of the 2018 performance period applicable to the 2016 PSU award upon his termination of employment on December 31, 2018, (6) 4,640 PSUs that vested in respect of the 2017 performance period applicable to the 2017 PSU award upon his termination of employment on December 31, 2018, (7) 3,252 PSUs that vested in respect of the 2018 performance period applicable to the 2017 PSU award upon his termination of employment on December 31, 2018 and (8) 5,392 time-based RSU’s that vested upon his termination of employment on December 31, 2018.

(2)	With respect to Mr. Taylor, pursuant to the terms of the applicable award agreement, the receipt of the shares underlying the RSUs that vested during 2018 have been deferred until the earlier to occur of (1) the first date on which Mr. Taylor has ceased providing services on the Board (other than for “cause”) and has incurred a “separation from service” (within the meaning of IRC Section 409A) and (2) the occurrence of a change in control. Therefore, as of the applicable vesting date, Mr. Taylor did not realize any value upon the vesting of his RSUs. For Mr. Papanier, represents the number of RSUs vested multiplied by $25.50, the estimated fair market value of one share of Twin River’s common stock on January 1, 2018. For Mr. Carlin, represents the number of RSUs vested multiplied by $25.50, the estimated fair market value of one share of the Company’s common stock on January 1, 2018, and the number of PSUs vested multiplied by $30.55, the estimated value of one share of the Company’s common stock on December 31, 2018.

2018 Pension Plan Benefits

None of the NEOs participate in any pension plans providing for payment or other benefits at, following, or in connection with retirement.

2018 Nonqualified Deferred Compensation

None of the NEOs participate in any deferred compensation plans or programs.

Agreements with NEOs

Employment Agreements with Messrs. Papanier and Carlin

On March 29, 2016, a subsidiary of Twin River entered into a new employment agreement with each of Messrs. Papanier and Carlin. Each employment agreement has an initial term ending on December 31, 2018, subject to automatic one-year extensions following the end of the initial term, unless proper notice of non-renewal is given in accordance with the agreement. The employment agreements provided for an initial base salary of $700,000 and $525,000, and an initial target annual bonus opportunity equal to $500,000 and $335,000, for each of Mr. Papanier and Mr. Carlin, respectively. The employment agreements also provide that the executives will each receive reimbursement of reasonable business expenses and five weeks’ of paid vacation each year.

Upon a termination of employment by Twin River without “justifiable cause” or by Mr. Papanier or Carlin for “good reason”, Twin River will pay to Mr. Papanier or Carlin, as applicable, the following separation payments and benefits: (1) any earned but unpaid annual bonus for the year prior to the year of termination, (2) a pro-rated annual bonus for the year in which the termination of employment occurred, and (3) continued payment of base salary for the longer of  (a) the amount of time remaining until the end of the term of the employment agreement, and (b) a period of 12 months following the termination date (the “Base Salary Continuation”). In addition, during the applicable severance period, Mr. Papanier or Carlin, as applicable, will continue to be eligible to participate in Twin River’s group health and dental plans (or, if the executive is ineligible to continue to participate in such plans, Twin River will pay the executive’s COBRA premiums during the applicable period).

If Mr. Papanier’s or Carlin’s employment is terminated by Twin River without “justifiable cause” or by Mr. Papanier or Carlin for “good reason” within 12 months following a “change in control”, he will be eligible to receive the same severance payments and benefits described above, except that the Base Salary Continuation and health continuation benefits will continue for the longer of  (1) the amount of time remaining until the end of the term of the employment agreement, and (2) a period of 24 months following the termination date. If Mr. Papanier’s or Carlin’s employment is terminated as a result of Mr. Papanier’s or Carlin’s death or disability, then Mr. Papanier or Carlin, as applicable, will be eligible to receive a pro-rated portion of the annual bonus payable under the Annual PFP for the year in which such termination of employment occurred.

Prior to the end of 2018, Mr. Carlin’s employment agreement provided that (1) Twin River would provide Mr. Carlin with access to a corporate apartment near Twin River’s facility in Lincoln, Rhode Island, the aggregate value of which was approximately $3,000 per month, including utility costs, and (2) as long as Mr. Carlin had not permanently relocated near Twin River’s facility in Lincoln, Rhode Island, Twin River would reimburse Mr. Carlin for certain costs associated with his travel to and from his home in New York.

For purposes of Messrs. Papanier’s and Carlin’s employment agreements, “good reason” generally means (1) a material diminution in his base salary, other than a general reduction in base salary that affects all similarly situated executives of Twin River; (2) a material diminution in his responsibilities to Twin River (other than temporarily during periods of physical or mental incapacity); or (3) a relocation of his principal place of employment such that the distance between his primary residence as of such relocation and his principal place of employment is increased by more than 50 miles.

For purposes of the employment agreements with Messrs. Papanier and Carlin, a “change in control” is defined by reference to the definition included in the 2015 Plan.

Messrs. Papanier and Carlin’s right to receive the severance benefits set forth in their respective employment agreements is subject to their execution of an effective release of claims against Twin River and its affiliates.

During the employment term and for the longer of the period of Base Salary Continuation or 12 months following the executive’s termination date, Messrs. Papanier and Carlin will be subject to certain geographically-limited non-competition restrictions. Messrs. Papanier and Carlin will also be subject to certain non-solicitation, non-disparagement and non-disclosure restrictions.

As described in the “Election of New Chief Financial Officer” section of the CD&A, Mr. Carlin’s employment agreement was amended in connection with the termination of his employment at the end of 2018 and the subsequent commencement of his consulting relationship as of January 1, 2019.

Letter Agreement with Mr. Taylor

Effective July 1, 2017, Twin River originally entered into the Taylor Letter Agreement in order to memorialize the terms and conditions applicable to Mr. Taylor’s role as Executive Chairman. The parties subsequently amended the Taylor Letter Agreement, effective as of December 31, 2018, primarily to extend its term. The term of the Taylor Letter Agreement, as amended, began on July 1, 2017 and will end on the earliest to occur of  (1) December 31, 2019, (2) a “change in control”, (3) the date on which the Board or Mr. Taylor gives the other written notice of his or its intent to terminate the Taylor Letter Agreement, or (4) the date of Mr. Taylor’s death. Under the Taylor Letter Agreement, in lieu of any other compensation for his service on the Board or any committee thereof, Mr. Taylor receives compensation of $100,000 per month. Mr. Taylor receives 62.5% of that amount in the form of cash, with the remaining 37.5% paid in the form of RSUs. If the term ends other than due to Mr. Taylor’s voluntary resignation not at the board’s request, and other than a termination for “cause” or due to his death or disability, then he would continue to receive compensation at the level provided for under the Taylor Letter Agreement through December 31, 2019.

Under the Taylor Letter Agreement, the compensation committee has the discretion to pay Mr. Taylor an additional discretionary amount in the form of fully-vested RSUs. Mr. Taylor will also receive reimbursement for his out-of-pocket costs and expenses incurred by him in connection with his duties to Twin River, including living expenses in Rhode Island.

All of Mr. Taylor’s vested RSUs will be settled upon the earlier of Mr. Taylor’s termination of service (other than a termination for “cause”) and a “change in control” (as such terms are defined in the Taylor Letter Agreement).

For purposes of the Taylor Letter Agreement, a “change in control” means that any person or entity acquires beneficial ownership of a majority of Twin River’s voting stock or elects a majority of the Board, provided in either case that such event constitutes a “change in control event” with respect to Twin River for purposes of IRC Section 409A.

Potential Payments Upon Termination or Change in Control as of December 31, 2018

The chart below quantifies the payments and benefits to which the NEOs would have been entitled to upon termination of employment or service, or in connection with a change in control, had the applicable event occurred on December 31, 2018.

Name	Termination without Justifiable Cause or for Good Reason ($)		Termination for Death or Disability ($)		Termination without Justifiable Cause or for Good Reason in Connection with a Change in Control ($)
John E. Taylor, Jr.
Cash Severance	750,000	(1)	—		750,000	(1)
Health Benefits	—		—		—
Restricted Stock Units	450,000	(2)		(3)	—
Total	1,200,000		—		750,000
George T. Papanier
Cash Severance	1,236,010	(4)	515,010	(7)	1,957,010	(8)
Health Benefits	22,980	(5)	—		45,960	(9)
Restricted Stock Units & Performance Stock Units	3,790,400	(6)	3,790,400	(6)	3,968,567	(10)
Total	5,049,390		4,305,410		5,971,537
Glenn A. Carlin(11)
Cash Severance	885,803	(4)	345,053	(7)	1,426,553	(8)
Health Benefits	22,980	(5)	—		45,960	(9)
Restricted Stock Units & Performance Stock Units	1,137,193	(6)	1,137,193	(6)	1,190,717	(10)
Total	2,045,976		1,482,246		2,663,230

(1)	If the Board had terminated Mr. Taylor’s service on December 31, 2018, Mr. Taylor would continue to receive payment of his monthly cash compensation through December 31, 2019.

(2)	The value shown above represents the estimated fair market value of the Twin River shares underlying the RSU component of Mr. Taylor’s monthly compensation through December 31, 2019.

(3)	Upon a termination of Mr. Taylor’s service as a member of the Board as a result of his death or disability, no additional RSUs would be eligible to vest, but Mr. Taylor’s previously-vested RSUs would be settled. The table above is intended to show the value attributable to the accelerated vesting of awards upon the specified events, and therefore no amount is shown to reflect the settlement of vested RSUs.

(4)	Assuming a termination that occurred on December 31, 2018, each of Messrs. Papanier and Carlin would have received continued base salary payments for 12 months following termination plus his earned bonus under the Annual PFP for 2018. For purposes of these calculations, target-level bonus amounts are reflected as earned bonuses under the Annual PFP for 2018.

(5)	Represents estimated costs to Twin River of continued health benefits for 12 months.

(6)	Upon termination of employment (other than for “cause” or as a result of the NEO’s termination of his employment without “good reason”), each of Messrs. Papanier and Carlin would vest in the “next-tranche” of his unvested time-based RSUs (17,960 RSUs and 5,388 RSUs, respectively). Upon termination of employment (other than for “cause” or as a result of the NEO’s termination of his employment without “good reason”), the number of PSUs eligible to vest in respect of the 2018 performance period would also vest, assuming target level performance (equal to 33,344 PSUs for Mr. Papanier and 10,004 PSUs for Mr. Carlin). Messrs. Papanier and Carlin would also vest in the number of PSUs earned in respect of the 2016 and 2017 performance periods applicable to the 2016 PSU award (57,304 PSUs and 17,192 PSUs, respectively) and the number of PSUs earned in respect of the 2017 performance period applicable to the 2017 PSU award (15,464 PSUs and 4,640 PSUs, respectively). The total number of accelerated RSUs and PSUs was multiplied by $30.55, the estimated fair market value of one share of Twin River’s common stock on December 31, 2018.

(7)	Upon a termination of employment as a result of death or disability, each of Messrs. Papanier and Carlin would receive payment of his earned Annual PFP for 2018. For purposes of these calculations, target-level bonus amounts are reflected as earned bonuses under the Annual PFP for 2018.

(8)	Assuming a termination that occurred on December 31, 2018 and that such termination occurred within one year following a change in control, each of Messrs. Papanier and Carlin would have received continued base salary payments for 24 months following termination plus his earned bonus under the Annual PFP for 2018. For purposes of these calculations, target-level bonus amounts are reflected as earned bonuses under the Annual PFP for 2018.

(9)	Represents estimated costs to Twin River of continued health benefits for 24 months.

(10)	Assumes a change in control date of December 31, 2018 and that no “replacement award” is provided to the award holder in connection with such change in control. The amount shown represents the accelerated vesting of all time-based RSUs (23,792 RSUs for Mr. Papanier and 7,140 RSUs for Mr. Carlin), the accelerated vesting of all unearned PSUs (assuming target level achievement) for the 2018 performance period (equal to 33,344 PSUs for Mr. Papanier and 10,004 PSUs for Mr. Carlin), the vesting of any earned PSUs in respect of the 2016 and 2017 performance periods applicable to the 2016 PSU Award (57,304 PSUs for Mr. Papanier and 17,192 PSUs for Mr. Carlin), and the vesting of any earned PSUs in respect of the 2017 performance period applicable to the 2017 PSU award (15,464 PSUs for Mr. Papanier and 4,640 PSUs for Mr. Carlin). The total number of accelerated RSUs and PSUs was multiplied by $30.55, the estimated fair market value of one share of Twin River’s common stock on December 31, 2018.

(11)	Please see the “Election of New Chief Financial Officer” section of the CD&A for more detailed information regarding Mr. Carlin’s termination of employment at the end of 2018, the subsequent commencement of his consulting relationship as of January 1, 2019, and the related amendment of his existing employment agreement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock, as of March 28, 2019 for:

•	each person known to us to be the beneficial owner of more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and restricted stock units that are currently exercisable or exercisable within 60 days.

The beneficial ownership of Twin River common stock on March 28, 2019, after the Merger assumes the following: (a) 38,093,820 shares of Twin River common stock issued and outstanding at the time of the Merger plus (b) 2,977,100 shares of Twin River common stock issued in the Merger pursuant to the terms and conditions contained therein. Securities that can be so acquired within 60 days of March 28, 2019 are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage.

As of March 28, 2019, there were 41,070,920 shares of Twin River’s common stock outstanding.

Except as described in the footnotes below, each of the beneficial owners listed has, to our knowledge, sole voting, dispositive and investment power with respect to the indicated shares of our common stock beneficially owned by them. Unless otherwise indicated, the address for each stockholder, director and executive officer listed below is c/o Twin River Worldwide Holdings, Inc., 100 Twin River Road Lincoln, Rhode Island 02865.

	Shares of Common Stock
	Beneficially Owned as of March 28, 2019
Beneficial Owners	Number of Shares	Percentage of Class
Named Executive Officers and Directors
Soohyung Kim (1)	13,083,391	31.9%
John E. Taylor Jr. (2)	394,968	*
Glenn A. Carlin(3)	393,604	*
George T. Papanier	257,504	*
Stephen H. Capp	246,812	*
Terrence Downey	—	—
All Current Executive Officers and Directors (5 persons)	13,982,675	34.0%

Standard RI Ltd(1)	13,083,391	31.9%
Chatham Asset High Yield Master Fund, Ltd.(4)(7)	5,730,720	14.0%
Solus Ltd.(5)	4,335,516	10.6%
HG Vora Special Opportunities Master Fund, Ltd(6)(7)	2,428,000	5.9%

* - Less than 1%

(1)	Consists of 13,083,391 shares of Twin River common stock held by Standard RI Ltd. Standard General L.P. serves as investment manager to Standard RI Ltd and, in that capacity, exercises voting and investment control over the shares held by Standard RI Ltd. Soohyung Kim is the managing partner and chief investment officer of Standard General L.P. Each of Mr. Kim and Standard General L.P. disclaims beneficial ownership of the shares reported except to the extent of its or his pecuniary interest in such shares.

(2)	Consists of (a) 354,752 shares of Twin River common stock and (b) 40,216 shares of Twin River common stock underlying vested performance awards held by Mr. Taylor that are not payable until the termination of Mr. Taylor’s employment with Twin River.

(3)	Consists of (a) 37,228 shares of Twin River common stock, (b) 246,812 shares of Twin River common stock held by the Glenn A. Carlin Family Trust ua February 1, 2011 of which Mr. Carlin’s wife is the sole trustee, and (c) 109,564 presently exercisable options to purchase shares of Twin River common stock. Mr. Carlin disclaims beneficial ownership of the 246,812 shares of Twin River common stock.

(4)	Consists of (a) 3,076,840 shares of Twin River common stock held by Chatham Asset High Yield Master Fund, Ltd, (b) 690,304 shares of Twin River common stock held by Chatham Fund, LP, (c) 1,002,268 shares of Twin River common stock held by Chatham Everest Fund, LP and (d) 961,308 shares of Twin River common stock held by Chatham Asset Private Debt and Strategic Capital Fund, LP (collectively, the “Chatham Funds”). Chatham Asset Management, LLC is the investment manager to the Chatham Funds. Anthony Melchiorre is the managing member of the Chatham Asset Management, LLC. The address for Chatham Asset Management, LLC is 26 Main Street, Suite 204, Chatham, New Jersey 10151.

(5)	Consists of (a) 2,457,996 shares of Twin River common stock held by Sola Ltd., (b) 180,820 shares of Twin River common stock held by Solus Opportunities Fund 5 LP, (c) 144,344 shares of Twin River common stock held by Ultra Master Ltd., (d) 1,480,000 shares of Twin River common stock held by Solus MAGA Trust and (e) 72,356 shares of Twin River common stock held by Ultra NB LLC (collectively, the “Solus Funds”). Solus Alternative Asset Management LP (“Solus”) is the investment manager for the Solus Funds. Solus GP LLC is the general partner of Solus. The management member of Solus GP LLC is Christopher Pucillo. Solus, Solus GP LLC and Mr. Pucillo may be deemed to beneficially own the Twin River common stock held by the Solus Funds. Solus, Solus GP LLC and Mr. Pucillo each disclaim beneficial ownership of such Twin River common stock except to the extent of their pecuniary interests therein. The address of Sola Ltd. is 410 Park Ave., Floor 11, New York, NY 10022.

(6)	HG Vora Capital Management, LLC, is the investment manager of the HG Vora Special Opportunities Master Fund, Ltd. Mr. Parag Vora is the managing member of HG Vora Capital Management, LLC. The address of HG Vora Special Opportunities Master Fund Ltd. is 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007.

(7)	The beneficial ownership reported herein does not include any shares of common stock which may be received in the Merger.

Equity Compensation Plans

The following table provides information as of December 31, 2018 with respect to Twin River’s common shares issuable under its equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	109,564	$4.31	1,657,896
Equity compensation plans not approved by security holders	—	—	—
Total	109,564	$4.31	1,657,896

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Stock Option Loans

We adopted a plan in 2015 under which employees and directors could borrow money from us to finance the payment of the exercise price and related income taxes under previously granted stock options. Mr. Papanier borrowed approximately $4.1 million in 2015, which bore interest on a quarterly basis at a fixed rate of 1.81% per annum. Mr. Taylor borrowed approximately $1.2 million and $1.5 million in 2015 and 2016, respectively, which bore interest on a quarterly basis at a fixed rate of 1.81% per annum and a fixed rate of 1.44% per annum, respectively. Mr. Capp borrowed approximately $596,051 and $650,000.00 in 2015 and 2016, respectively, which bore interest on a quarterly basis at a fixed rate of 1.81% per annum and a fixed rate of 1.44% per annum, respectively. As of December 2018, all of these loans were paid in full.

In December 2018, Mr. Papanier and Mr. Taylor sold an aggregate of 71,637 shares of our common stock to us for total proceeds of approximately $6.7 million. The proceeds were used to pay the loans described above and for related taxes.

Related Person Transactions Policy

Our Corporate Governance Guidelines include a written policy for the review, approval or ratification of  “Related Party Transactions” by the audit committee of our Board. “Related Party Transactions” are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. Our policy regarding transactions between us and related persons provide that a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed fiscal year, and any of their immediate family members. In considering such transactions, our audit committee considers the relevant facts and circumstances available to it regarding the transaction, including the material facts as to the related person’s relationship to or interest in the transaction.

Director Independence

Under the rules of the NYSE, independent directors must comprise a majority of our Board not later than the first anniversary of the date of the listing of our common stock on the NYSE. The rules of the NYSE, as well as those of the SEC, also impose several other requirements with respect to the independence of our directors. Our Board has undertaken a review of the independence of each director based upon these rules. Applying these standards, our Board has affirmatively determined that Mr. Kim and Mr. Downey qualify as independent directors under applicable rules. In making these determinations, our board of directors considered the current and prior relationships that each director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence. A majority of the members of the Board will be independent within one year of listing, as required by the NYSE.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Deloitte & Touche, LLP

In addition to retaining Deloitte & Touche, LLP (“Deloitte”) to audit our financial statements for 2018, we engaged Deloitte from time to time during the year to perform other services. The following table sets forth the aggregate fees billed by Deloitte in connection with services rendered during the last two fiscal years.

	Year Ended December 31,
Fee Category	2018	2017
Audit Fees	$956,000	$572,000
Audit Related Fees	516,575	-
Tax Fees	105,450	29,066
All Other Fees	-	-
Total	$1,578,025	$601,066

Audit Fees consists of fees billed for professional services rendered in connection with the audit of our annual financial statements, including fees related to the review of the interim financial statements included in quarterly reports and services that are normally provided by Deloitte in connection with statutory and regulatory filings or engagements. The audit fee in 2018 reflects a change from American Institute of Certified Public Accountants auditing standard to Public Company Accounting Oversight Board standard in addition to the introduction of quarterly review procedures.

Audit-Related Fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include, assurance engagements related to the Company’s registration statements with her the SEC on Form S-4, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. 2018 audit-related fees also include diligence fees related to the proposed acquisition of three casinos in Black Hawk, Colorado.

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, cost segregation studies, tax audit defense and mergers and acquisitions.

We did not incur any other fees in 2018 and 2017.

The Board adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other permissible non-audit services that may be provided by the independent auditors. The policy identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that the auditors’ independence is not impaired. Under the policy, the Audit Committee annually, and from time to time, pre-approves the audit engagement fees and terms of all audit and permitted non-audit services to be provided by the independent auditor.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this Annual Report.

1.	Financial Statements. The Financial Statements filed as part of this Annual Report on Form 10-K are listed in the Index to Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules. All schedules have been omitted because they are either not required or the information required is included in our consolidated financial statements or the notes thereto included in Item 8 hereof.

3.	Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately following “Item 16. Form 10-K Summary,” which is incorporated herein by reference.

ITEM 16.    Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Transaction Agreement, dated July 22, 2018, among Dover Downs Gaming & Entertainment, Inc., Twin River Worldwide Holdings, Inc. and Double Acquisition Corp., including amendment dated October 8, 2018 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-228973) filed on December 21, 2018)
3.1	Certificate of Incorporation of Twin River (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-228973) filed on December 21, 2018)
3.2	Bylaws of Twin River (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 333-228973) filed on March 22, 2019)
4.1	Form of Certificate of Common Stock of Twin River (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.1	License Agreement, dated May 15, 2003, by and between Hard Rock Hotel Licensing, Inc., Premier Entertainment Biloxi LLC, and Premier Entertainment, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.2	First Letter Agreement, dated April 4, 2006, by and between Hard Rock Hotel Licensing, Inc., Premier Entertainment Biloxi LLC, and Premier Entertainment, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.3	First Amendment to Hard Rock License Agreement, dated May 10, 2007, by and between Hard Rock Hotel Licensing, Inc., Premier Entertainment Biloxi LLC, and Premier Entertainment Biloxi LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.4	Second Amendment to Hard Rock License Agreement, dated July 10, 2014, by and between Hard Rock Hotel Licensing, Inc., Premier Entertainment Biloxi LLC, and Premier Entertainment Biloxi LLC, and Twin River Management Group, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.5	Master Video Lottery Terminal Contract, dated July 18, 2005, by and between the Division of Lotteries of the Division of Lotteries of the Rhode Island Department of Administration and UTGR, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.6	First Amendment to Master Video Lottery Terminal Contract, dated November 4, 2010, by and between Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.7	Second Amendment to Master Video Lottery Terminal Contract, dated May 3, 2012, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.8	Third Amendment to Master Video Lottery Terminal Contract, dated September 18, 2012, by and between Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.9	Fourth Amendment to Master Video Lottery Terminal Contract, dated July 1, 2014, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.10	Fifth Amendment to Master Video Lottery Terminal Contract, dated May 2, 2017, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.11	Sixth Amendment to Master Video Lottery Terminal Contract, dated May 3, 2017, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.12	Seventh Amendment to Master Video Lottery Terminal Contract, dated March 12, 2018, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.13	Master Video Lottery Terminal Contract, dated November 23, 2005, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand Jai Alai, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.14	First Amendment to Master Video Lottery Terminal Contract, dated January 25, 2006, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand Jai Alai, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.15	First Amendment to Master Video Lottery Terminal Contract, as previously amended, dated December 21, 2010, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.16	Second Amendment to Master Video Lottery Terminal Contract, dated May 31, 2012, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC) (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.17	Third Amendment to Master Video Lottery Terminal Contract, dated May 1, 2013, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC) (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.18	Fourth Amendment to Master Video Lottery Terminal Contract, dated July 14, 2015, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Premier Entertainment II, LLC, d/b/a Newport Grand (assignee of Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC)) (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.19	Fifth Amendment to Master Video Lottery Terminal Contract, dated May 2, 2017, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Premier Entertainment II, LLC, d/b/a Newport Grand (assignee of Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC)) (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.20	Sixth Amendment to Master Video Lottery Terminal Contract, dated March 12, 2018, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration), Premier Entertainment II, LLC, d/b/a Newport Grand (assignee of Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC)) and Twin-River Tiverton, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.21	Seventh Amendment to Master Video Lottery Terminal Contract, dated September 13, 2018, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) Premier Entertainment II, LLC, d/b/a Newport Grand (assignee of Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC)) and Twin-River Tiverton, LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.22	Assignment, Assumption and Amendment of Master Video Lottery Terminal Contract, dated September 13, 2018, by and between Premier Entertainment II, LLC and Twin River-Tiverton LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.23	Agreement, dated October 4, 2017, by and between Dover Downs, Inc. and Delaware Standardbred Owners Association (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.24	BLB Worldwide Holdings, Inc. 2010 Stock Option Plan (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.25	Amendment to 2010 BLB Worldwide Holdings, Inc. Stock Option Plan, effective June 17, 2014 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.26(a)	Nonqualified Stock Option Agreement by and between Twin River Worldwide Holdings, Inc. and Glenn Carlin, effective July 10, 2013 (incorporated by reference to Exhibit 10.26(a) to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.26(b)	Amendment No. 1 to Nonqualified Stock Option Agreement by and between Twin River Worldwide Holdings, Inc. and Glenn Carlin, effective August 19, 2014 (incorporated by reference to Exhibit 10.26(b) to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.26(c)	Amendment No. 2 to Nonqualified Stock Option Agreement by and between Twin River Worldwide Holdings, Inc. and Glenn Carlin, effective August 19, 2015 (incorporated by reference to Exhibit 10.26(c) to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.26(d)	Amendment No. 3 to Nonqualified Stock Option Agreement by and between Twin River Worldwide Holdings, Inc. and Glenn Carlin, effective September 23, 2015 (incorporated by reference to Exhibit 10.26(d) to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.26(e)	Amendment No. 4 to Nonqualified Stock Option Agreement by and between Twin River Worldwide Holdings, Inc. and Glenn Carlin, effective January 12, 2017 (incorporated by reference to Exhibit 10.26(e) to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.26(f)	Amendment No. 5 to Nonqualified Stock Option Agreement by and between Twin River Worldwide Holdings, Inc. and Glenn Carlin, effective March 14, 2018 (incorporated by reference to Exhibit 10.26(f) to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.27	Twin River Worldwide Holdings, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.28	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.29	Form of Restricted Stock United Award Agreement (Performance-Based) (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019).
10.30	Amended Letter Agreement, effective as of December 31, 2018, by and between Twin River Worldwide Holdings, Inc. and John E. Taylor, Jr. (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.31	Employment Agreement, effective as of March 29, 2016, by and between Twin River Management Group, Inc. and George Papanier (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.32	Employment Agreement, effective as of January 1, 2019, by and between Twin River Worldwide Holdings, Inc. and Stephen H. Capp (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.33	Employment Agreement, effective as of December 31, 2018, by and between Twin River Worldwide Holdings, Inc. and Glenn Carlin (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.34	Amendment to Employment Agreement, effective as of December 31, 2018, by and between Twin River Management Group, Inc. and Glenn Carlin (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.35	Credit Agreement, dated July 10, 2014, by and between Twin River Worldwide Holdings, Inc., Twin River Management Group, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Jefferies Finance LLC, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.36	First Amendment to Credit Agreement, dated May 21, 2015, by and between Twin River Worldwide Holdings, Inc., Twin River Management Group, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Jefferies Finance LLC, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.37	Second Amendment to Credit Agreement, dated December 23, 2015, by and between Twin River Worldwide Holdings, Inc., Twin River Management Group, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Jefferies Finance LLC, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.38	Incremental Amendment No. 1 to Credit Agreement, dated June 7, 2016, by and between Twin River Worldwide Holdings, Inc., Twin River Management Group, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Jefferies Finance LLC, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.378 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.39	Incremental Amendment No. 2 to Credit Agreement, dated October 14, 2016, by and between Twin River Worldwide Holdings, Inc., Twin River Management Group, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Jefferies Finance LLC, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.40	Third Amendment to Credit Agreement, dated October 31, 2016, by and between Twin River Worldwide Holdings, Inc., Twin River Management Group, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Jefferies Finance LLC, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC(incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.41	Fourth Amendment to Credit Agreement, dated February 2, 2017, by and between Twin River Worldwide Holdings, Inc., Twin River Management Group, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Jefferies Finance LLC, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC(incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.42	Fifth Amendment to Credit Agreement, dated February 14, 2018, by and between Twin River Worldwide Holdings, Inc., Twin River Management Group, Inc., the lenders party thereto and Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Jefferies Finance LLC, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC(incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.43	Sixth Amendment to Credit Agreement, dated December 18, 2018, by and between Twin River Worldwide Holdings, Inc., Twin River Management Group, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.44	Incremental Amendment to Credit Agreement, dated March 26, 2019, among Twin River and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-38850) filed on March 29, 2019)

10.45	Regulatory Agreement, effective as of July 1, 2016, by and between the Rhode Island Department of Business Regulation, the Division of Lotteries of the Rhode Island Department of Revenue, Twin River Worldwide Holdings, Inc., Twin River Management Group, Inc., UTGR, Inc., and Premier Entertainment II, LLC (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.46	Amendment No. 1 to Regulatory Agreement, dated September 13, 2017, by and between the Rhode Island Department of Business Regulation, the Division of Lotteries of the Rhode Island Department of Revenue, Twin River Worldwide Holdings, Inc., Twin River Management Group, Inc., UTGR, Inc., and Premier Entertainment II, LLC (incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.47	Assignment, Assumption and Amendment of Regulatory Agreement, dated October 31, 2018, by and between the Rhode Island Department of Business Regulation, the Division of Lotteries of the Rhode Island Department of Revenue, Twin River Worldwide Holdings, Inc., Twin River Management Group, Inc., UTGR, Inc., Premier Entertainment II, LLC, and Twin River-Tiverton, LLC (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
21.1	Schedule of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2019.

TWIN RIVER WORLDWIDE HOLDINGS, INC.

By:	/s/ STEPHEN H. CAPP
Stephen H. Capp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GEORGE T. PAPANIER	President, Chief Executive Officer and Director	April 1, 2019
George T. Papanier	(Principal Executive Officer)

/s/ STEPHEN H. CAPP	Executive Vice President and Chief Financial Officer	April 1, 2019
Stephen H. Capp	(Principal Financial and Accounting Officer)

/s/ SOOHYUNG KIM	Director	April 1, 2019
Soohyung Kim

/s/ JOHN E. TAYLOR, JR	Executive Chairman and Director	April 1, 2019
John E. Taylor, Jr

/s/ TERRENCE DOWNEY	Director	April 1, 2019
Terrence Downey

