Form 10-Q
period 2019-03-31
Twin River Worldwide Holdings, Inc.
filed 2019-05-15
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-38850
TWIN RIVER WORLDWIDE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0904604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Twin River Road, Lincoln, RI 02865	02865
(Address of principal executive offices)	(Zip Code)
(401) 475-8474
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value	TRWH	New York Stock Exchange
As of May 8, 2019 there were 41,130,922 shares of the registrant’s common stock outstanding.

TWIN RIVER WORLDWIDE HOLDINGS, INC.

PART I.	FINANCIAL INFORMATION
ITEM 1.     Financial Statements

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$103,002	$77,580
Restricted cash	9,698	3,851
Accounts receivable, net	32,050	22,966
Inventory	8,587	6,418
Prepaid expenses and other assets	10,978	11,647
Total current assets	164,315	122,462
Property and equipment, net	521,735	416,148
Right of use assets, net	18,350	—
Goodwill	132,035	132,035
Intangible assets, net	113,848	110,104
Other assets	793	1,603
Total assets	$951,076	$782,352
Liabilities and Shareholders’ Equity
Current portion of long-term debt	$83,595	$3,595
Current portion of lease obligations	1,154	—
Accounts payable	23,969	14,215
Accrued liabilities	67,659	57,778
Total current liabilities	176,377	75,588
Lease obligations, net of current portion	17,184	—
Pension benefit obligations	6,613	—
Deferred tax liability	10,871	17,526
Long-term debt, net of current portion	334,920	390,578
Other long-term liabilities	2,332	—
Total liabilities	548,297	483,692
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 41,128,181 and 39,421,356 shares issued as of March 31, 2019 and December 31, 2018, respectively; 41,111,841 and 37,989,376 shares outstanding as of March 31, 2019 and December 31, 2018, respectively, net of treasury stock.	411	380
Additional paid in capital	182,297	125,629
Treasury stock, at cost, 16,340 and 1,431,980 shares as of March 31, 2019 and December 31, 2018, respectively.	(409)	(30,233)
Retained earnings	220,480	202,884
Total shareholders’ equity	402,779	298,660
Total liabilities and shareholders’ equity	$951,076	$782,352
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue:
Gaming	$90,868	$79,582
Racing	2,940	3,284
Hotel	6,305	4,454
Food and beverage	13,511	11,488
Other	7,007	5,998
Net revenue	120,631	104,806

Operating costs and expenses:
Gaming	21,076	16,727
Racing	2,191	2,179
Hotel	2,714	1,760
Food and beverage	11,107	8,972
Advertising, general and administrative	46,467	39,160
Expansion and pre-opening	—	34
Newport Grand disposal loss	—	5,885
Depreciation and amortization	6,769	5,212
Total operating costs and expenses	90,324	79,929
Income from operations	30,307	24,877

Other income (expense):
Interest income	13	40
Interest expense, net of amounts capitalized	(7,051)	(5,739)
Total other expense, net	(7,038)	(5,699)

Income before provision for income taxes	23,269	19,178

Provision for income taxes	5,673	6,544
Net income	$17,596	$12,634
Deemed dividends related to changes in fair value of common stock subject to possible redemption	—	(1,305)
Net income applicable to common stockholders	$17,596	$11,329

Net income per share, basic	$0.46	$0.31
Weighted average common shares outstanding, basic	38,248	36,823

Net income per share, diluted	$0.46	$0.29
Weighted average common shares outstanding, diluted	38,367	38,405
Note: Net income equals comprehensive income for all the periods presented.
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	37,989,376	$380	$125,629	$(30,233)	$202,884	$298,660
Release of restricted units	161,980	1	—	—	—	1
Share-based compensation - equity awards	—	—	151	—	—	151
Retirement of treasury shares	—	—	(30,233)	30,233	—	—
Share repurchases	(16,340)	—	—	(409)	—	(409)
Stock issued for purchase of Dover Downs	2,976,825	30	86,750	—	—	86,780
Net income	—	—	—	—	17,596	17,596
Balance as of March 31, 2019	41,111,841	$411	$182,297	$(409)	$220,480	$402,779

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	36,199,704	$362	$67,910	$(22,275)	$130,806	$176,803
Stock options exercised via repayment of non-recourse notes	368,000	4	9,016	—	—	9,020
Share-based compensation - equity awards	—	—	506	—	—	506
Release of restricted units	25,136	—	—	—	—	—
Common stock subject to possible redemption	(25,136)	—	(685)	—	—	(685)
Deemed dividends related to changes in fair value of common stock subject to possible redemption	—	—	—	—	(1,305)	(1,305)
Net income	—	—	—	—	12,634	12,634
Balance as of March 31, 2018	36,567,704	$366	$76,747	$(22,275)	$142,135	$196,973

See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$17,596	$12,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	5,402	3,841
Amortization of intangible assets	1,367	1,371
Amortization of right of use assets	482	—
Share-based compensation - liability awards	—	4,512
Share-based compensation - equity awards	151	506
Amortization of deferred financing fees	521	857
Amortization of original issue discount	171	344
Bad debt expense	22	45
Deferred income taxes	—	452
Newport Grand disposal loss	—	5,885
Gain on disposal of property and equipment	(2)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(3,432)	(1,991)
Inventory	(278)	557
Prepaid expenses and other assets	5,791	2,852
Accounts payable	4,789	(1,039)
Accrued liabilities	(7,103)	(2,006)
Lease obligations	(494)	—
Net cash provided by operating activities	24,983	28,815
Cash flows from investing activities:
Repayment of loans from officers and directors	—	1,073
Acquisition of Dover Downs Gaming & Entertainment, Inc., net of cash acquired	(9,606)	—
Capital expenditures, excluding Tiverton Casino Hotel and new hotel at Twin River Casino	(4,212)	(1,988)
Capital expenditures - Tiverton Casino Hotel	(1,277)	(31,386)
Capital expenditures - new hotel at Twin River Casino	(2,010)	(9,136)
Payments associated with gaming license	—	(29)
Net cash used in investing activities	(17,105)	(41,466)
Cash flows from financing activities:
Revolver borrowings	25,000	20,000
Term loan repayments	(1,200)	(30,927)
Stock repurchases	(409)	—
Stock options exercised via repayment of non-recourse notes	—	889
Net cash provided by (used in) financing activities	23,391	(10,038)

Net change in cash and cash equivalents and restricted cash	31,269	(22,689)
Cash and cash equivalents and restricted cash, beginning of period	81,431	93,216
Cash and cash equivalents and restricted cash, end of period	$112,700	$70,527

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,286	$5,255
Cash paid for income taxes	$—	$53

Non-cash investing and financing activities:
Unpaid property and equipment	$5,928	$13,011
Deposit applied to fixed asset purchases	$981	$—
Deemed dividends related to changes in fair value of common stock subject to possible redemption	$—	$1,305
Termination of operating leases via purchase of underlying assets	$1,272	$—
Stock issued for acquisition of Dover Downs Gaming & Entertainment, Inc.	$86,780	$—
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Twin River Worldwide Holdings, Inc. (the “Company”, “TRWH”) is a diverse, multi-jurisdictional owner and operator of gaming and racing facilities, including slot machines and various casino table games. The Company, through its wholly owned subsidiary Twin River Management Group, Inc. (“TRMG”), owns and manages the Twin River Casino Hotel (“Twin River Casino Hotel”) in Lincoln, Rhode Island, the Tiverton Casino Hotel (“Tiverton Casino Hotel”) in Tiverton, Rhode Island, the Hard Rock Hotel & Casino (“Hard Rock Biloxi”) in Biloxi, Mississippi, the Dover Downs Hotel & Casino (“Dover Downs Casino Hotel”) in Dover, Delaware, and the Arapahoe Park racetrack and Havana Park off-track betting (“Mile High USA”) in Aurora, Colorado. Following the closure of the Newport Grand Casino (“Newport Grand”) in August 2018, we opened the Tiverton Casino Hotel on September 1, 2018. On March 28, 2019, we completed our acquisition of Dover Downs Gaming & Entertainment, Inc., which consisted of Dover Downs Casino Hotel, collectively (“Dover Downs”) and on January 29, 2019, the Company entered into an agreement to acquire three casino properties in Black Hawk, Colorado; See Note 4.“Acquisitions” for further information.
On March 29, 2019, the Company’s common stock was listed on the New York Stock Exchange and began trading under the ticker symbol “TRWH.”
Principles of Consolidation
The accompanying condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary TRMG and its subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of the SEC’s Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In the Company’s opinion, these condensed consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. However, the results of operations for interim periods may not be indicative of the results that may be expected for a full year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Except as described below and in the Notes to the condensed consolidated financial statements, there were no material changes in significant accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Stock Dividend
On January 18, 2019, the Board of Directors of the Company approved a common stock dividend, accounted for as a stock split. The stock split was effected through a stock dividend of three shares for each share outstanding as of the approval date. The effect of this dividend has been retroactively applied to the condensed consolidated financial statements as of and for the period ended December 31, 2018 and resulted in an increase to the number of shares of common stock outstanding as of December 31, 2018 from 9,855,339 to 39,421,356. All share and per share information included in the condensed consolidated financial statements has been retroactively adjusted to reflect the impact of the stock dividend. The shares of common stock authorized remained at 100 million, and the shares retained a par value per share of $0.01.
Cash and Cash Equivalents and Restricted Cash
The Company considers all cash balances and highly liquid investments with an original maturity of three months or less to be cash equivalents.
As of March 31, 2019 and December 31, 2018, restricted cash of $9.7 million and $3.9 million, respectively, was comprised of video lottery terminal (“VLT”) and table games cash payable to the State of Rhode Island which is unavailable for the Company’s use. The following table reconciles cash and restricted cash in the condensed consolidated balance sheets to the total shown on the condensed consolidated statements of cash flows.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	March 31,	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$103,002	$77,580
Restricted cash	9,698	3,851
Total cash and cash equivalents and restricted cash	$112,700	$81,431
Treasury Stock
The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to shareholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. The Company retired 1,431,980 shares of its common stock held in treasury during the three months ended March 31, 2019. The shares were returned to the status of authorized but unissued. The Company repurchased 16,340 shares of its common stock at an aggregate cost of $0.4 million during the three months ended March 31, 2019.
Fair Value Measurements
Fair value is determined using the principles of ASC 820, Fair Value Measurement. Fair value is described as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes and defines the inputs to valuation techniques as follows:

•	Level 1: Observable quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs are observable for the asset or liability either directly or through corroboration with observable market data.

•	Level 3: Unobservable inputs.
The Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term nature of these instruments.
The carrying value of the Company’s term loans and revolving credit facilities, including the current portion, approximate fair value as the terms and conditions of these loans are consistent with comparable market debt issuances. These measurements fall within Level 2 of the fair value hierarchy.
The inputs used to measure the fair value of an asset or a liability are categorized within levels of the fair value hierarchy. The fair value measurement is categorized in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the measurement. There were no transfers made among the three levels in the fair value hierarchy for the three months ended March 31, 2019.

Leases
Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the condensed consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Discount rates used to determine the present value of the lease payments are based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.
In calculating the right of use asset and lease liability, the Company accounts for both the lease component and the non-lease component as a single component for all classes of underlying assets. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company also has leasing arrangements with third-party lessees at its properties. Leasing arrangements for which the Company acts as a lessor are not deemed to be material as of March 31, 2019.
The Company continues to account for leases in the prior period financial statements under ASC Topic 840. See Note 8. “Leases” for further discussion.
2.    RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous United States Generally Accepted Accounting Principles (“US GAAP”). For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods, which for the Company was the first quarter of 2019) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the entire package of practical expedients described above. Based on the analysis, on January 1, 2019, the Company recorded right of use assets and a corresponding lease liability of approximately $18.8 million. There was no impact to opening retained earnings.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line item as the hedged item. The ASU also provides new alternatives for applying hedge accounting to additional hedging strategies, measuring the hedged item in fair value hedges of interest rate risk, reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method and reducing the risk of a material error correction if a company applies the shortcut method inappropriately. This ASU is effective for public companies in fiscal years beginning after December 15, 2018, which for the Company was the first quarter of 2019. The Company adopted the guidance in this ASU in the first quarter of 2019, with no impact to its condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments. This standard amends several aspects of the measurement of credit losses on financial instruments, including trade receivables. The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model and amends certain aspects of accounting for purchased financial assets with deterioration in credit quality since origination. Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets, based on historical experience, current conditions and forecasts that affect the collectability of the reported amount. The standard is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. Adoption is through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (a modified-retrospective approach). The impact of adoption on the Company’s consolidated financial statements will depend on, among other things, the economic environment and the type of financial assets held on the date of adoption.

In August 2018, the FASB issued ASU No 2018-14, Compensation –Retirement Benefits – Defined Benefit Plans – General. This amendment improves disclosures over defined benefit plans and is effective for interim and annual periods ending after December 15, 2020 with early adoption allowed. The Company anticipates adopting this amendment during the first quarter of 2021, and does not expect it to have a significant impact on the condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820),—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

3.    REVENUE RECOGNITION
The Company accounts for revenue earned from contracts with customers under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company generates revenue from five principal sources: gaming services, hotel, racing, food and beverage and other.
Gaming revenue includes Twin River Casino Hotel’s, Tiverton Casino Hotel’s (upon its opening on September 1, 2018) and Newport Grand’s (until its closing on August 28, 2018) share of VLT revenue as determined by their respective master VLT contracts with the State of Rhode Island. Twin River Casino Hotel is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share of VLT revenue generated from units in excess of 3,002 units. Tiverton Casino Hotel is (and Newport Grand was) entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Twin River Casino Hotel. Gaming revenue also includes Twin River Casino Hotel’s and Tiverton Casino Hotel’s share of table games revenue. Twin River Casino Hotel and Tiverton Casino Hotel were, as of March 31, 2019, entitled to an 83.5% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT revenue received as the Company acts as an agent in operating the gaming service on behalf of the State of Rhode Island.
Gaming revenue includes Dover Downs’ share of revenue as determined under the Delaware State Lottery Code from the date of acquisition. Dover Downs is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of March 31, 2019, Dover Downs was entitled to an approximately 42% share of VLT revenue and an 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming service on behalf of the State of Delaware.
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
Gaming services contracts have two performance obligations for those customers earning incentives under the Company’s player loyalty programs and a single performance obligation for customers who do not participate in the programs. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the effects on the condensed consolidated financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with incentives earned under loyalty programs, the Company allocates an amount to the loyalty program contract liability based on the stand-alone selling price of the incentives earned for a hotel room stay, food and beverage or other amenities. The performance obligations for the incentives earned under the loyalty programs are deferred and recognized as revenue when the customer redeems the incentive. When redeemed, revenue is recognized in the department that provides the goods or service. After allocating revenue to other goods and services provided as part of casino wager contracts, the Company records the residual amount to gaming revenue as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. The allocated revenue for gaming wagers is recognized when the wagers occur as all such wagers settle immediately.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Hotel	$3,558	$2,533
Food and beverage	5,790	5,563
Other	1,378	1,062
	$10,726	$9,158
Racing revenue includes Twin River Casino Hotel’s, Tiverton Casino Hotel’s (upon its opening on September 1, 2018), Newport Grand’s (until its closing on August 28, 2018), Mile High USA’s and Dover Downs’ share of wagering from live racing and the import of simulcast signals. Racing revenue is recognized when the wager is complete based on an established take-out percentage. The Company functions as an agent to the pari-mutuel pool. Therefore, fees and obligations related to the Company’s share of purse funding, simulcasting fees, tote fees, pari-mutuel taxes, and other fees directly related to the Company’s racing operations are reported on a net basis and included as a deduction to racing revenue.
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
The following table provides a disaggregation of net revenue by segment:

(in thousands)	Rhode Island	Delaware	Biloxi	Other	Total
Three Months Ended March 31, 2019
Gaming	$68,839	$969	$21,060	$—	$90,868
Racing	992	27	—	1,921	2,940
Hotel	1,541	144	4,620	—	6,305
Food and beverage	9,092	350	4,069	—	13,511
Other	5,661	35	1,283	28	7,007
Net revenue	$86,125	$1,525	$31,032	$1,949	$120,631

Three Months Ended March 31, 2018
Gaming	$59,443	n/a	$20,139	$—	$79,582
Racing	872	n/a	—	2,412	3,284
Hotel	—	n/a	4,454	—	4,454
Food and beverage	7,290	n/a	4,197	1	11,488
Other	4,769	n/a	1,218	11	5,998
Net revenue	$72,374	n/a	$30,008	$2,424	$104,806
Net revenue reported for the Delaware segment reflect Dover Downs’ results from the date of acquisition, March 28, 2019, through March 31, 2019. Refer to Note 4. “Acquisitions” for further information.
The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays, and amounts due from tracks and off track betting (“OTB”) locations. The Company’s receivables related to contracts with customers were $17.1 million and $13.3 million as of March 31, 2019 and December 31, 2018, respectively. The Company has the following liabilities related to contracts with customers: liabilities for

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

loyalty programs, deposits made in advance for goods and services yet to be provided, and unpaid wagers. All of the contract liabilities are short term in nature. Loyalty program incentives earned by customers are typically redeemed within one year from when they are earned and expire if a customer’s account is inactive for more than twelve months; therefore, the majority of these incentives outstanding at the end of a period will either be redeemed or expire within the next twelve months. The Company’s contract liabilities related to loyalty programs were $11.0 million, and $9.5 million as of March 31, 2019 and December 31, 2018, respectively, and are included as accrued liabilities in the condensed consolidated balance sheets. The Company recognized $2.3 million and $2.0 million of revenue related to loyalty program redemptions for the three months ended March 31, 2019 and 2018, respectively.
Advance deposits are typically for future banquet events and to reserve hotel rooms. These deposits are usually received weeks or months in advance of the event or hotel stay. The Company’s contract liabilities related to deposits from customers were $2.4 million and $0.6 million as of March 31, 2019 and December 31, 2018, respectively, and are included as accrued liabilities in the condensed consolidated balance sheets.
Unpaid wagers include unpaid pari-mutuel tickets and unpaid sports bet tickets. Unpaid pari-mutual tickets not claimed within twelve months by the customer who earned them are escheated to the state. The Company’s contract liabilities related to unpaid wagers were $0.9 million as of March 31, 2019 and December 31, 2018 and are included as accrued liabilities in the condensed consolidated balance sheets.
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

4.	ACQUISITIONS

Dover Downs Gaming & Entertainment, Inc.
On July 22, 2018, the Company entered into a merger agreement with Dover Downs pursuant to which, among other things, a subsidiary of the Company merged with and into Dover Downs with Dover Downs becoming an indirect wholly-owned subsidiary of the Company as the merger was consummated on March 28, 2019. The merger resulted in Dover Downs’ shareholders exchanging their Dover Downs stock for Company common shares representing 7.225% of the outstanding shares of common stock in the combined company at closing. A total of 2,976,825 shares of common stock were issued at the transaction closing on March 28, 2019 and the valuation of those shares was based on the closing price of Dover Downs’ common stock on March 27, 2019.

(in thousands, except share and per share data)	March 28, 2019
Dover Downs shares outstanding	33,125,997
Closing Dover Downs share price on March 27, 2019	$2.62
Total fair value of stock purchased *	$86,790
Cash paid by the Company at closing, including amounts to retire Dover Downs debt, inclusive of accrued interest	$29,096
Consideration transferred	$115,886

*Shares issued at approximately $29.15 per share when considering the fair value of stock purchased and number of Company shares issued in conjunction with the acquisition.
The total consideration paid by the Company in connection with the Dover Downs acquisition was approximately $115.9 million, or $96.4 million, net of cash acquired of $19.5 million. This preliminary purchase price excludes transaction costs. During the three months ended March 31, 2019, the Company incurred $6.4 million of transaction costs related to the merger and becoming a publicly traded company. These costs are included in advertising, general and administrative in the condensed consolidated statements of operations and comprehensive income.

The identifiable intangible assets recorded in connection with the closing of the merger based on preliminary valuations include trademarks of $3.9 million, rated player relationships of $0.8 million and hotel and conference pre-bookings of $0.4 million, which are being amortized on a straight-line basis over estimated useful lives of approximately ten years, eight years, and three years,

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

respectively. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance.

The Company accounted for the acquisition as a business combination using the acquisition method with Twin River as the accounting acquirer in accordance with FASB Codification Topic 805, Business Combinations (“ASC 805”). Under this method of accounting the purchase price has been allocated to Dover Downs’ assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date.

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed. Due to the recent closing of the transaction, as of March 31, 2019, the purchase price allocation was preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such finalizations will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible asset acquired and liabilities assumed.

(in thousands)	Preliminary as of March 31, 2019
Cash	$19,500
Accounts receivable	5,674
Due from State of Delaware	2,535
Inventory	1,891
Prepaid expenses and other assets	2,586
Property and equipment	103,657
Right of use asset	1,333
Intangible assets	5,110
Deferred income tax assets	6,655
Other assets	320
Accounts payable	(7,470)
Purses due to horseman	(2,613)
Accrued and other current liabilities	(13,014)
Lease obligations	(1,333)
Pension benefit obligations	(6,613)
Other long-term liabilities	(2,332)
Total purchase price	$115,886

Net revenue from the date of acquisition through the three months ended March 31, 2019 was $1.5 million. Net income from the date of acquisition through the three months ended March 31, 2019 was de minimis.

The following table presents unaudited supplemental pro forma consolidated net revenue and net income based on Dover Downs’ historical reporting periods as if the acquisition had occurred as of January 1, 2018:

	Three Months Ended March 31,
	2018	2019
Net revenue	$127,580	$145,270
Net income	$12,342	$22,460
Net income applicable to common stockholders	$11,037	$22,460
Net income per share, basic	$0.30	$0.59
Net income per share, diluted	$0.29	$0.59

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Black Hawk, Colorado
On January 29, 2019, the Company entered into an agreement to acquire a subsidiary of Affinity Gaming (“Affinity”) that owns three casino properties located in Black Hawk, Colorado: Golden Gates, Golden Gulch and Mardi Gras. Pending regulatory approval, and the satisfaction of other customary closing condition, the transaction is expected to close in early 2020.

5.	SALE OF NEWPORT GRAND
On January 17, 2018, Newport Grand entered into a Purchase and Sale Agreement (the “Sale Agreement”) with a third party (the “Buyer”), pursuant to which the Buyer acquired the land and building relating to Newport Grand for $10.2 million in a transaction that closed on May 1, 2018. The Company leased back the Newport Grand from May 1, 2018 until November 1, 2018 at which time it vacated the property. This lease was accounted for as an operating lease. On August 28, 2018, Newport Grand was closed, and Tiverton Casino Hotel was opened on September 1, 2018.
As of January 17, 2018, Newport Grand met the accounting guidance for assets held for sale, thus the Company recorded an impairment loss of $3.5 million during the three months ended March 31, 2018, for the difference between the fair value and the carrying value of the land, building and building improvements included in the Sale Agreement. The Company also recorded an expense of $2.4 million during the three months ended March 31, 2018, in accordance with ASC 450, Contingencies, as the amount due for certain liabilities became probable and reasonably estimable during the quarter ended March 31, 2018. The move from Newport Grand to Tiverton Casino Hotel occurred on September 1, 2018.
The following sets forth the calculation of the Newport Grand disposal loss on the date the Company met the accounting guidance for assets held for sale for the three months ended March 31, 2018:

(in thousands)	Three Months Ended March 31, 2018
Stated sale price	$10,150
Carrying value of Land, building and improvements	(12,993)
Transaction costs	(669)
Impairment loss	(3,512)
Participation fees	(2,373)
Newport Grand disposal loss	$(5,885)
The sale of the Newport Grand assets did not qualify as a discontinued operation as the sale is not a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

6.	ACCRUED LIABILITIES
As of March 31, 2019 and December 31, 2018, accrued liabilities consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Gaming liabilities	$20,910	$18,740
Compensation	13,918	16,622
Legal	2,610	3,784
Construction accruals	2,236	3,677
Property taxes	1,940	2,582
Purses due to horsemen	2,613	—
Other	23,432	12,373
Total accrued liabilities	$67,659	$57,778

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.	LONG-TERM DEBT
As of March 31, 2019 and December 31, 2018, long-term debt consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Term Loan principal	$341,239	$342,439
Revolving Credit Facility	80,000	55,000
Less: Unamortized original issue discount	(856)	(1,027)
Less: Unamortized deferred financing fees	(1,868)	(2,239)
Long-term debt, including current portion	418,515	394,173
Less: current portion of Term Loan and Revolving Credit Facility	(83,595)	(3,595)
Long-term debt, net of discount and deferred financing fees, excluding current portion	$334,920	$390,578
Credit Agreements
On July 10, 2014, the Company entered into a credit agreement (“Credit Facility”) which included a term loan (“Term Loan”) in the principal amount of $480.0 million and an original issue discount of 1%, payable in quarterly installments of $1.2 million with the balance payable upon maturity on July 10, 2020 and a revolving credit facility (“Revolving Credit Facility”) with an original capacity of $40.0 million and a capacity on March 31, 2019 of $150.0 million as a result of several amendments, the last of which occurred on March 26, 2019 and increased the capacity from $100.0 million to $150.0 million to, among other things, help fund the pay off of Dover Downs debt at the closing of the acquisition on March 28, 2019. The Revolving Credit Facility had a maturity date of January 10, 2020 and presented within current portion of long-term debt on the condensed consolidated balance sheet as of March 31, 2019.
The interest rate for the Term Loan and the Revolving Credit Facility was based on LIBOR, with a LIBOR floor of 1.00% on the Term Loan, plus a 3.50% interest rate margin per annum in the case of both the Term Loan and Revolving Credit Facility. Both the Term Loan and the Revolving Credit Facility were pre-payable at any time, provided notice was given. The interest rate for the Term Loan was 6.00% and 6.30% as of March 31, 2019 and December 31, 2018, respectively.
As of March 31, 2019 and December 31, 2018, the Revolving Credit Facility balance was $80.0 million and $55.0 million, respectively, and amounts available were $70.0 million and $45.0 million, respectively. There were no letters of credit issued as of March 31, 2019 or December 31, 2018. The weighted average interest rate on outstanding borrowings on the Revolving Credit facility was 6.62% and 6.26% on March 31, 2019 and December 31, 2018, respectively.
The Credit Facility was collateralized by substantially all of the assets of Twin River Casino Hotel, Tiverton Casino Hotel, Hard Rock Biloxi and Newport Grand (until the Company disposed of Newport Grand) and contained certain affirmative, negative and financial covenants, including compliance with a maximum leverage ratio when more than 20% of the capacity was drawn on the Revolving Credit Facility and limitations on capital expenditures. The Credit Facility also restricted the Company from making certain restricted payments, including dividends, subject to certain exceptions. Further, the Credit Facility restricted the Company’s ability to make any payment on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any equity interests in the Company, or any subsidiary guarantor, subject to certain exceptions. There are no operations at TRWH. Cash held as of December 31, 2018 was $0.2 million and was de minimis as of March 31, 2019. The Company was in compliance with all covenants as of March 31, 2019.

Subsequent Events

New Credit Facility

On May 10, 2019, the Company entered into a credit agreement with Citizens Bank, N.A., as administrative agent, and the lenders party thereto dated as of May 10, 2019 (the “New Credit Facility”), consisting of a $300.0 million term loan facility (the “New Term Loan Facility”) and a $250.0 million revolving credit facility (the “New Revolving Credit Facility” or “Revolver”). There were no borrowings on the Revolver at closing. The Company’s obligations under the Revolver will mature on May 10, 2024. The Company’s obligations under the New Term Loan Facility will mature on May 10, 2026. The Company is required to make quarterly principal payments of $750 thousand on the New Term Loan Facility on the last day of each fiscal quarter beginning on September

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

30, 2019. In addition, the Company may be required to make mandatory payments of amounts outstanding under the New Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and the Company may be required to apply a portion of its excess cash flow to repay amounts outstanding under the New Credit Facility.

6.75% Senior Notes due 2027

On May 10, 2019, the Company, issued $400 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 (the “Senior Notes”). Interest on the Senior Notes will be paid semi-annually in arrears on June 1 and December 1. The Company used a portion of the net proceeds from the Senior Notes, together with a portion of the proceeds proceeds from our New Term Loan Facility, to repay borrowings under the Credit Facility. The balance of such net proceeds is currently held in cash form.

The Senior Notes will be guaranteed, jointly and severally, by each of the Company’s restricted subsidiaries that guarantees our New Credit Facility and certain other debt (collectively, the “guarantors”). The Senior Notes and the guarantees will be our and the guarantors’ general senior unsecured obligations, ranking senior in right of payment to all of the Company’s and the guarantors’ future debt that is expressly subordinated in right of payment to the Senior Notes and the guarantees, if any, ranking equally in right of payment with all of our and the guarantors’ existing and future senior debt and will be effectively subordinated to all of our and the guarantors’ existing and future secured debt, including indebtedness under the New Credit Facility, to the extent of the value of the collateral securing such debt. In addition, the Senior Notes and the guarantees will be structurally subordinated to all existing and future indebtedness and other liabilities of the non-guarantor subsidiaries.

8.	LEASES
Operating Leases
The Company is committed under various operating lease agreements primarily related to submerged tidelands, property and equipment.
Hard Rock Biloxi has an agreement with the State of Mississippi for the lease and use of approximately five acres of submerged tidelands for a primary term of thirty years, expiring September 30, 2037. Upon expiration of the primary term, Hard Rock Biloxi will have an option to extend the lease for a renewal term of thirty years; the renewal option has not been included in the calculation of the lease liability or right of use asset as the Company is not reasonably certain to exercise the option. Annual rent for the lease as of March 31, 2019 is approximately $1.2 million and adjusts annually by the increase in the consumer price index (“CPI”). Future changes to the CPI are treated as variable lease payments and are recognized in the period in which the obligation for those payments are incurred.
Hard Rock Biloxi also has a Lease and Air Space agreement with the City of Biloxi. The agreement grants the Company rights to a parking area, and to the airspace above two defined parcels of land along with certain support structure rights for the construction of a parking garage. The arrangement has a 40-year term expiring November 18, 2043 with one 25-year renewal option; the renewal option has not been included in the calculation of the lease liability or right of use asset as the Company is not reasonably certain to exercise the option. Monthly rent escalates every 5 years based on CPI, and the tenant is responsible for property taxes. Future changes to the CPI are treated as variable lease payments and are recognized in the period in which the obligation for those payments are incurred.
Certain of the Company’s subsidiaries lease office, parking space, memorabilia and equipment under agreements classified as operating leases that expire on various dates through 2027. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. Discount rates used to determine the present value of the lease payments are based on a credit-adjusted secured borrowing rate commensurate with the term of the lease.
Variable expenses generally represent the Company’s share of the landlord’s operating expenses and CPI increases. The Company does not have any leases classified as financing leases.
During the three months ended March 31, 2019, two equipment leases were terminated via purchase of the underlying assets.
At March 31, 2019, the Company had operating lease liabilities of approximately $18.3 million and right of use assets of approximately $18.4 million, which were included in the condensed consolidated balance sheet.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following summarizes quantitative information about the Company’s operating leases:

(in thousands)	Three Months Ended March 31, 2019
Operating leases:
Operating lease cost	$797
Variable lease cost	29
Operating lease expense	826
Short-term lease expense	433
Total lease expense	$1,259

(In thousands, except term and percentages)	Three Months Ended March 31, 2019
Other information
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$809
Right of use assets obtained in exchange for operating lease liabilities	$18,350
Weighted-average remaining lease term - operating leases	9.4 years
Weighted-average discount rate - operating leases	6.6%
As of March 31, 2019, future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)
Remaining 2019	$1,777
2020	2,330
2021	2,217
2022	1,846
2023	1,803
2024	1,753
Thereafter	19,503
Total	31,229
Less: present value discount	(12,891)
Operating lease obligations	$18,338
As of December 31, 2018, as calculated under ASC 840, Leases, future undiscounted minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)
2019	$2,941
2020	2,308
2021	1,688
2022	1,627
2023	1,653
Thereafter	27,252
$37,469
The Company also has leasing arrangements with third-party lessees at its properties. Leasing arrangements for which the Company acts as a lessor are not deemed material as of March 31, 2019.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	BENEFIT PLANS

The Company participates in and contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees.

The Company acquired two defined benefit pension plans with the acquisition of Dover Downs on March 28, 2019, the Dover Downs Gaming & Entertainment, Inc. Pension Plan (“Dover Downs Pension Plan”) and the Dover Downs Gaming & Entertainment, Inc. Excess Pension Plan (“Excess Plan”). The acquisition resulted in a revaluation of the benefit pension plan obligation as of the acquisition date.

Dover Downs Defined Benefit Pension Plan

Dover Downs maintained the Dover Downs Pension Plan, a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011. All full time employees, and part time employees who worked over 1,000 hours per year, were eligible to participate in the Dover Downs Pension Plan. Benefits provided by the qualified pension plan were based on years of service and employees’ remuneration over their term of employment. Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under the Dover Downs Pension Plan with no future benefit accruals after this date.

As the Company consummated the acquisition of Dover Downs on March 28, 2019, the net periodic benefit (income) cost and other changes in plan assets and benefit obligations, excluding service cost, was immaterial for the three months ended March 31, 2019.

The benefit obligation, fair value of plan assets and funded status of the Dover Downs Pension Plan assumed with the Dover Downs acquisition is as follows:

(in thousands)	March 28, 2019
Benefit obligation	$24,067
Fair value of plan assets	17,454
Unfunded status	$(6,613)

For the defined benefit pension plans, the accumulated benefit obligation is equal to the projected benefit obligation.

The amount recognized in the condensed consolidated balance sheet as of the acquisition date is as follows:

(in thousands)	March 28, 2019
Pension benefit obligations	$6,613

Assumptions

The principal assumptions used to determine net periodic pension benefit cost and benefit obligation under the Dover Downs Pension Plan as of March 28, 2019 consisted of the following:

Benefit Obligation
Weighted-average discount rate	4.1%
Expected long-term rate of return on plan assets	n/a

The Company utilizes a spot rate approach to determine the benefit obligation and the subsequent years’ interest cost component of the net periodic pension benefit. This method uses individual spot rates along the yield curve that correspond with the timing of each benefit payment and will provide a more precise measurement of the interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The Society of Actuaries’ (“SOA”) RP 2014 Total Employee and Healthy Annuitant Mortality Tables rolled back to 2006 and projected with Mortality Improvement Scale MP-2018 are also utilized.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For 2019, the assumed long-term rate of return on plan assets is 7.5%.  In developing the expected long-term rate of return assumption, the Company reviewed asset class return expectations and long-term inflation assumptions and considered its historical compounded return, which was consistent with its long-term rate of return assumption.

Pension Plan Assets

The Company’s investment goals for the Dover Downs Pension Plan assets are to achieve a combination of moderate growth of capital and income with moderate risk. Acceptable investment vehicles will include mutual funds, exchange-traded funds (“ETFs”), limited partnerships, and individual securities. Target allocations for plan assets are 60% equities and 40% fixed income. Of the equity portion, approximately 50% will be targeted to be invested in passively managed securities using ETFs and the other approximately 50% will be targeted to be invested in actively managed investment vehicles. Diversification is addressed by investing in mutual funds and ETFs which hold large, mid and small capitalization U.S. stocks, international (non-U.S.) equity, REITS, and real estate assets (consisting of inflation-linked bonds, real estate and natural resources). A percentage of investments are readily marketable in order to be sold to fund benefit payment obligations as they become payable.

The asset allocation targets and the actual allocation of pension assets in the Dover Downs Pension Plan are as follows:

Asset Category	Target	Actual Allocation at March 31, 2019
Equity Securities	60%	69%
Debt Securities	40%	29%
Other	—%	2%
Total	100%	100%

The fair values of pension assets in the Dover Downs Pension Plan as of March 31, 2019 by asset category are as follows:

(in thousands)
Asset Category	Total	Level 1	Level 2	Level 3
Mutual funds/ETFs:
Equity-large cap	$4,932	$4,932	$—	$—
Equity-mid cap	2,044	2,044	—	—
Equity-small cap	2,465	2,465	—	—
Equity-international	2,681	2,681	—	—
Fixed income	4,981	4,981	—	—
Money market	351	351	—	—
Total mutual funds/ETFs	$17,454	$17,454	$—	$—

Contributions

Minimum pension contributions of $0.4 are required to be made to the Dover Downs Pension Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in 2019. We expect to contribute approximately $0.4 million to the Dover Downs Pension Plan in 2019.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Estimated Future Benefit Payments

The estimated future benefit payments under the Dover Downs Pension Plan are as follows:

(in thousands)
Remaining 2019	$625
2020	873
2021	911
2022	964
2023	1,035
Years 2024-2028	5,918

Excess Plan

Dover Downs had historically maintained the Excess Plan, a non-qualified, non-contributory defined benefit pension plan for certain employees that had been frozen since July 2011. This Excess Plan provided benefits that would otherwise be provided under the qualified Dover Downs Pension Plan but for maximum benefit and compensation limits applicable under federal tax law. The cost associated with the Excess Plan is determined using the same actuarial methods and assumptions as those used for the qualified Dover Downs Pension Plan. The Excess Plan was settled as of March 31, 2019. The Company made a settlement payment of $0.5 million during the three months ended March 31, 2019. The settlement payment is recorded within accrued liabilities on the opening balance sheet as of the acquisition date.

Supplemental Executive Retirement Plan

The Company also acquired Dover Downs’ non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees of Dover Downs. The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of the committee responsible for administering the SERP. The liability for SERP pension benefits as of the acquisition date was de minimis.
401(k) Plan
The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering non-union employees and certain union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. Total employer contribution expense to the 401(k) profit-sharing plan was $0.3 million for the three months ended March 31, 2019 and 2018.

10.	SEGMENT REPORTING
As of March 31, 2019, the Company has five operating segments: Twin River Casino Hotel, Hard Rock Biloxi, the Tiverton Casino Hotel, Dover Downs, and Mile High USA. Newport Grand, which represented an immaterial operating segment and operated up until its closing in August 2018, has been aggregated with Twin River Casino Hotel and Tiverton Casino Hotel to form the Rhode Island reportable segment. The Company’s Biloxi reportable segment includes only Hard Rock Biloxi. The Company is evaluating whether Dover Downs will be aggregated into one of the Company’s existing reportable segments or represent its own reportable segment. As of March 31, 2019 and reflected in the table below, the Company reported Dover Downs separately under the “Delaware” segment, which includes only Dover Downs. The “Other” category includes Mile High USA, an immaterial operating segment. "Other" also includes interest expense for the Company and certain corporate operating expenses that are not allocated to the other segments, which include, among other expenses, share-based compensation, merger and acquisition costs, and certain non-recurring charges.
The Company’s operations are all within the United States. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table shows net revenues, income (loss), and identifiable assets for each of the Company’s reportable segments and reconciles these to amounts shown in the Company’s condensed consolidated financial statements.

(in thousands)	Rhode Island	Delaware	Biloxi	Other	Total
Three Months Ended March 31, 2019
Net revenue	$86,125	$1,525	$31,032	$1,949	$120,631
Income (loss) from operations	31,319	*	5,414	(6,426)	30,307
Income (loss) before provision for income taxes	29,007	*	5,418	(11,156)	23,269
Depreciation and amortization	4,415	*	2,307	47	6,769
Interest expense	2,319	*	—	4,732	7,051
Capital expenditures	6,902	*	582	15	7,499
Goodwill	83,101	—	48,934	—	132,035
Total assets	550,274	140,407	261,645	(1,250)	951,076

Three Months Ended March 31, 2018
Net revenue	$72,374	n/a	$30,008	$2,424	$104,806
Income (loss) from operations	25,535	n/a	5,689	(6,347)	24,877
Income (loss) before provision for income taxes	23,067	n/a	5,689	(9,578)	19,178
Depreciation and amortization	2,863	n/a	2,313	36	5,212
Interest expense	2,468	n/a	4	3,267	5,739
Capital expenditures	17,868	n/a	1,270	23,372	42,510
Goodwill	83,101	n/a	48,934	—	132,035
Total assets	459,639	n/a	244,423	10,710	714,772
* Amounts are de minimis as there were only four day of operations included in 2019 first quarter results.

11.	EARNINGS PER SHARE
Basic earnings per common share (“EPS”) is calculated by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding and Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) for which no future service is required as a condition to the delivery of the underlying common stock (collectively, basic shares). Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable for stock options, using the treasury stock method, and for RSUs and PSUs for which future service is required as a condition to the delivery of the underlying common stock. The table below presents the computations of basic and diluted EPS:

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Net income applicable to common stockholders	$17,596	$11,329

Weighted average shares outstanding, basic	38,248	36,823
Weighted average effect of dilutive securities	119	1,583
Weighted average shares outstanding, diluted	38,367	38,405	*

Per share data
Basic	$0.46	$0.31
Diluted	$0.46	$0.29
* - Reflects rounding
For the three months ended March 31, 2019 and 2018, there were no share-based awards that were considered anti-dilutive.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.	SUBSEQUENT EVENTS

Refer to Note 7. “Long-Term Debt” for more information on the Company’s debt refinancing which closed May 10, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plans,” “planned,” “seek,” “should,” “will,” and “would,” or similar words. Statements that contain these words and other statements that are forward-looking in nature should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other “forward-looking” information.
Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	the risk that negative industry or economic trends and reductions in discretionary consumer spending as a result of competition, downturns in the economy or other changes could harm our business;

•	the risk that new gaming licenses or jurisdictions become available (or offer different gaming regulations or taxes) that results in increased competition to us;

•	the effect of the expansion of legalized gaming (including sports wagering) in the regions in which we operate;

•	the effects of intense competition that exists in the gaming industry;

•
the effects of the extensive governmental gaming regulation and taxation policies that we are subject to, as well as any changes in laws and regulations, including increased taxes, which could harm our business;

•
the risks of litigation that seeks to cause the repeal of certain gaming laws or regulations on which we rely to conduct our business, including a lawsuit filed in Rhode Island that seeks to overturn the decision to permit sports wagering within Rhode Island;

•	the risk that regulatory authorities may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other adverse actions against any of our operations;

•	the risk that any breach of the terms of the regulatory agreement we have entered into related to the operation of our Rhode Island properties could harm our business;

•	our obligation to fund multi-employer pension plans to which we contribute;

•	our ability to realize the anticipated benefit from our acquisition of Dover Downs, including, without limitation, the cost synergies we anticipate from the transaction;

•
the risk that our acquisitions and other expansion opportunities divert management’s attention or incur substantial costs, or that we are otherwise unable to develop, profitably manage or successfully integrate the businesses we acquire;

•	the risk that we may be unable to refinance our outstanding indebtedness as it comes due, or that if we do refinance, the terms are not favorable to us;

•	the risk that we may not declare dividends on shares of our common stock in 2019 or beyond;

•	the effects of extreme weather conditions or natural disasters on our facilities and the geographic areas from which we draw our customers, and our ability to recover insurance proceeds (if any);

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

•	our estimated effective income tax rates, estimated tax benefits, and the merits of our tax positions; and

•	the potential of certain of our shareholders owning large interests in our capital stock to significantly influence our affairs.
This list of risks and uncertainties, however, is only a summary of some of the most important factors that could cause our actual results to differ materially from those anticipated in forward-looking statements and is not intended to be exhaustive. You should carefully review the risks described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019 as well as any other cautionary language in this Quarterly Report on Form 10-Q, as the occurrence of any of these events could adversely affect our business, financial condition or results of operations, and such adverse effect could be material.
Executive Overview
We are a diverse, multi-jurisdictional owner and operator of gaming and racing facilities, including slot machines and various casino table games. Headquartered in Rhode Island, we own and manage the Twin River Casino Hotel (“Twin River Casino Hotel”) in Lincoln, Rhode Island, which is our flagship property, the Tiverton Casino Hotel (“Tiverton Casino Hotel”) in Tiverton, Rhode Island, the Hard Rock Hotel & Casino (“Hard Rock Biloxi”) in Biloxi, Mississippi, the Dover Downs Hotel & Casino (“Dover Downs”) in Dover, Delaware, and the Arapahoe Park racetrack and Havana Park off-track betting (“Mile High USA”) in Aurora, Colorado. On September 1, 2018, we opened the Tiverton Casino Hotel following the closure of the Newport Grand Casino (“Newport Grand”) in August 2018. As of March 31, 2019, our casinos had an aggregate of over 400,000 square feet of gaming space and approximately 8,500 slot machines, 265 gaming tables, 70 stadium gaming positions, 40 dining establishments, 20 bars, 1,200 hotel rooms and three entertainment venues.
Recent and Pending Acquisitions
On March 28, 2019, we completed our acquisition of Dover Downs Gaming & Entertainment, Inc. (“Dover Acquisition”) and on March 29, 2019, in conjunction with the Dover Acquisition, our common stock was listed on the New York Stock Exchange (“NYSE”) and began trading under the ticker symbol “TRWH.”
On January 29, 2019, we entered into a definitive agreement pursuant to which we have agreed to acquire a subsidiary of Affinity Gaming (“Affinity”) that owns Golden Gates, Golden Gulch and Mardi Gras, Affinity’s three casino properties in Black Hawk, Colorado. The transaction is subject to the satisfaction of customary closing conditions, including review by the Colorado Division of Gaming and approval by the Colorado Limited Gaming Control Commission, and is expected to close in early 2020. Assuming the closing of our pending acquisition of the Black Hawk Properties, we will operate nine properties in total and also gain entry into the growing Black Hawk, Colorado area. This acquisition would further expand our operating footprint and diversify us from a financial standpoint, while continuing to mitigate our susceptibility to regional economic downturns, idiosyncratic regulatory changes or increases in regional competition.
Segment Information
We consider each operating property, Twin River Casino Hotel, Hard Rock Biloxi, Dover Downs, Tiverton Casino Hotel and Mile High USA, as an operating segment. The Company is evaluating whether Dover Downs will be aggregated into one of the Company’s existing reportable segments or represent its own reportable segment. As of March 31, 2019, the Company has reported Dover Downs in a separate “Delaware” segment thus for purposes of financial reporting, our operating properties have been aggregated into the following three reportable segments, Rhode Island, Delaware and Biloxi. In addition, prior to its closing in August 2018, we operated an additional immaterial operating segment, Newport Grand. Twin River Casino Hotel, Newport Grand and Tiverton Casino Hotel have been aggregated to form the Rhode Island reportable segment. Our Delaware and Biloxi segment includes only Dover Downs and Hard Rock Biloxi, respectively. We report Mile High USA, an immaterial operating segment, and shared services provided by our management subsidiary, in the “Other” category.
Our properties have historically generated strong free cash flow driven by income growth and low maintenance capital expenditures. Our Rhode Island and Delaware casinos do not bear the costs of slot machine acquisitions, replacements or maintenance, as this responsibility is borne by the state, in each case.
Financial Highlights

We reported net revenue and income from operations of $120.6 million and $30.3 million, respectively, for the three months ended March 31, 2019, compared to $104.8 million and $24.9 million, respectively, for the same period last year. The main factors affecting our results for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, were as follows:

•
The continued ramp of Tiverton Casino Hotel, which opened in September 2018, provided incremental top and bottom line contributions compared to Newport Grand which we operated in the first quarter 2018 prior to transferring the license to Tiverton.

•	The acquisition of Dover Downs on March 28, 2019 which contributed $1.5 million to net revenue.

•	Legal and financial advisory costs of $6.4 million recorded in the first quarter 2019 related to the merger with Dover Downs and costs of becoming a public company.

•	Prior year results included a $5.9 million charge associated with the Newport Grand disposal loss.

•
A $4.9 million decrease in share-based compensation expenses as a result of the timing of performance awards and the settlement of the majority of liability classified awards in place in the prior year.

Results of Operations
The following table presents, for the periods indicated, certain net revenue and income items:

	Three Months Ended March 31,
(In millions)	2019	2018
Net revenue	$120.6	$104.8
Income from operations	$30.3	$24.9
Net income	$17.6	$12.6
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2019		2018
Net revenue	100.0%		100.0%
Gaming, racing, hotel, food and beverage expenses	30.7%		28.3%
Advertising, general and administrative	38.5%		37.4%
Other operating costs and expenses	—%		5.6%
Depreciation and amortization	5.6%		5.0%
Total operating costs and expenses	74.9%	*	76.3%
Income from operations	25.1%		23.7%
Other income (expense)
Interest expense	(5.8)%		(5.5)%
Other, net	—%		—%
Total other income (expense)	(5.8)%		(5.4)%	*
Income before provision for income taxes	19.3%		18.3%
Provision for income taxes	4.7%		6.2%
Net income	14.6%		12.1%
* - Reflects Rounding

Segment Performance
The following table sets forth certain financial information associated with results of operations for the three months ended March 31, 2019 and 2018. Non-gaming revenue includes hotel, food and beverage and other revenue. Non-gaming expenses include hotel, food and beverage and other expenses. All amounts are before any allocation of corporate costs.

(In thousands, except percentages)	Three Months Ended March 31,		2019 over 2018
	2019	2018	$ Change	% Change
Revenue:
Gaming and Racing Revenue
Rhode Island	$69,831	$60,315	$9,516	15.8%
Delaware	996	—	996	100.0%
Biloxi	21,060	20,139	921	4.6%
Other	1,921	2,412	(491)	(20.4)%
Total Gaming and Racing Revenue	93,808	82,866	10,942	13.2%

Non-Gaming Revenue
Rhode Island	16,294	12,059	4,235	35.1%
Delaware	529	—	529	100.0%
Biloxi	9,972	9,869	103	1.0%
Other	28	12	16	133.3%
Total Non-Gaming Revenue	26,823	21,940	4,883	22.3%
Net Revenue	120,631	104,806	15,825	15.1%

Operating costs and expenses:
Gaming and Racing Expenses
Rhode Island	$14,315	$10,875	$3,440	31.6%
Delaware	441	—	$441	100.0%
Biloxi	7,122	6,586	536	8.1%
Other	1,389	1,445	(56)	(3.9)%
Total Gaming and Racing Expenses	23,267	18,906	4,361	23.1%

Non-Gaming Expenses
Rhode Island	8,196	5,750	2,446	42.5%
Delaware	350	—	350	100.0%
Biloxi	5,273	4,981	292	5.9%
Other	2	1	1	100.0%
Total Non-Gaming Expenses	13,821	10,732	3,089	28.8%

Advertising, general and administrative
Rhode Island	24,230	19,680	4,550	23.1%
Delaware	734	—	734	100.0%
Biloxi	9,600	9,598	2	—%
Other	11,903	9,882	2,021	20.5%
Total Advertising, general and administrative	46,467	39,160	7,307	18.7%

Margins:
Gaming and Racing Expenses as a percentage of Gaming and Racing Revenue	25%	23%		2%
Non-Gaming Expenses as a percentage of Non-gaming Revenue	52%	49%		3%
Advertising, general and administrative as a percentage of Net Revenue	39%	37%		2%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net revenue
Net revenue for the three months ended March 31, 2019 increased 15.1% to $120.6 million, from $104.8 million in the same period last year. Gaming and racing revenue increased $10.9 million, or 13.2%, to $93.8 million for the three months ended March 31, 2019 compared to the same period last year, driven by our Rhode Island segment which accounted for $9.5 million of this increase. Non-gaming revenue increased $4.9 million, or 22.3%, to $26.8 million for the three months ended March 31, 2019 compared to the same period last year, driven by our Rhode Island operations which accounted for $4.2 million of the increase. The acquisition of Dover Downs on March 28, 2019 contributed $1.5 million to net revenue for the three months ended March 31, 2019.
Operating costs and expenses
Gaming and racing expenses for the three months ended March 31, 2019 increased $4.4 million, or 23.1%, to $23.3 million from $18.9 million in 2018. This increase was primarily attributable to an increase of $3.4 million in our Rhode Island segment due to the opening of the Tiverton Casino Hotel offset by a decrease resulting from the closing of Newport Grand. The increase is also partially due to higher labor and benefits costs of $0.7 million, primarily driven by the addition of sports and stadium gaming in our Rhode Island segment.
Non-gaming expenses for the three months ended March 31, 2019 increased $3.1 million, or 28.8%, to $13.8 million from $10.7 million in the same period last year. This increase was primarily attributable to an increase of $2.4 million in our Rhode Island segment due to the opening of the Tiverton Casino Hotel partially offset by a decrease of $0.6 million from closing Newport Grand.
Advertising, general and administrative
Advertising, general and administrative expenses for the three months ended March 31, 2019 increased $7.3 million, or 18.7%, to $46.5 million from $39.2 million in the same period last year. This increase was primarily attributable to $6.4 million of costs incurred related to the merger of Dover Downs and costs of becoming a publicly traded company coupled with an increase in our Rhode Island segment of $4.6 million which was driven by higher overhead costs at our Tiverton Casino Hotel as compared to Newport Grand and higher facility-related expenses at Twin River Casino Hotel. Additionally, we incurred higher corporate operating costs of $1.9 million in the quarter primarily due to increased wages and professional fees associated with operating as a public company. These increases were partially offset by a decrease in share-based compensation expense of $4.9 million resulting from the timing of performance grants and the settlement of certain liability classified awards which were being marked-to-market in the prior year that settled in late 2018.
Other operating costs and expenses
During the three months ended March 31, 2018, we recorded other operating costs and expenses of $5.9 million directly attributable to a disposal loss related to the sale of Newport Grand. We did not incur other operating costs and expenses during the three months ended March 31, 2019.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2019 was $6.8 million, an increase of $1.6 million, or 29.9%, compared to the same period last year. This increase was attributable to increased depreciation for the Twin River Casino Hotel and the Tiverton Casino Hotel which opened in late 2018.
Income from operations
Income from operations was $30.3 million for the three months ended March 31, 2019 compared to $24.9 million in 2018. As a percentage of net revenue, income from operations increased from 23.7% to 25.1% as the prior year income from operations included the $5.9 million disposal for Newport Grand.
Other income (expense)
Total other expense, which is primarily comprised of interest expense of $7.1 million for the three months ended March 31, 2019, increased $1.3 million from $5.7 million in the same period due primarily to higher interest rates year-over-year.

Provision for income taxes
Provision for income taxes for the three months ended March 31, 2019 decreased $0.9 million year-over-year. The effective tax rate for the quarter was 24.4% compared to 34.1% for the three months ended March 31, 2018.
Net income
Net income for the three months ended March 31, 2019 was $17.6 million, an increase of $5.0 million, or 39.3%, from $12.6 million in the same period last year. As a percentage of net revenue, net income increased from 12.1% for the three months ended March 31, 2018 to 14.6% for the three months ended March 31, 2019.
Critical Accounting Policies and Estimates

Except as described below, there were no material changes in critical accounting policies and estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to Item 7. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a complete list of our Critical Accounting Policies and Estimates.

Pension Plan

We sponsor a pension plan that covers certain employees who meet eligibility requirements. On June 15, 2011, it was announced that the Dover Downs Pension Plan, which we acquired during the first quarter of 2019, was frozen to participation and benefit accruals as of July 31, 2011. The benefits provided by our defined benefit pension plan are based on years of service and employee’s remuneration through July 31, 2011.

While we believe the valuation methods used to determine the fair value of plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The determination of our obligation and related expense for Company-sponsored pension benefits is dependent, in part, on management’s selection of certain actuarial assumptions used in calculating these amounts. These assumptions include, among other things, the discount rate and the expected long-term rate of return on plan assets. Refer to Note 9. “Benefit Plans” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for information related to the actuarial assumptions used in determining pension liabilities and expenses.

We review and select the discount rate to be used in connection with our pension obligation annually. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. We set our rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits.

Our assumption regarding expected long-term rate of return on plan assets is determined based on the portfolio’s actual and target composition, current market conditions, forward-looking return and risk assumptions by asset class, and historical long-term investment performance. In accordance with applicable accounting standards, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligations in future periods.

For 2019, each 25 basis point increase/decrease in the discount rate would increase/decrease pension expense by approximately $0.02 million and each 25 basis point increase/decrease in expected return on plan assets would increase/decrease pension expense by approximately $0.03 million. Although we believe our assumptions are appropriate, the actuarial assumptions may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants.

Amortization of net actuarial loss or gain expense recognition

We recognize the amortization of net actuarial loss or gain on the Dover Downs Pension Plan over the remaining life expectancy of all plan participants. This is based on the fact that the defined benefit pension plan is both closed to new entrants and all benefit accruals have been frozen.

Full yield curve expense recognition

We utilize the “full yield curve” approach for determining the interest and service cost components of net periodic benefit cost for defined benefit pension plans. Under this method, the discount rate assumption used in the interest and service cost components of net periodic benefit cost is built through applying the specific spot rates along the yield curve used in the determination of the benefit obligation described above, to the relevant projected future cash flows of our pension plan. We believe the “full yield curve” approach reflects a greater correlation between projected benefit cash flows and the corresponding yield curve spot rates and provides a more precise measurement of interest and service costs.

Valuation of Assets and Liabilities Acquired in a Business Combination

We account for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of the acquisition at their respective estimated fair values. Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. The judgments made in determining the estimated fair value assigned to each class of assets acquired, as well as the estimated useful life of each asset, can materially impact the net income of the periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. In determining the estimated fair value for intangible assets, we typically utilize the income approach, which discounts the projected future net cash flow using an appropriate discount rate that reflects the risks associated with such projected future cash flow.

Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. Intangible assets determined to have an indefinite useful life are reassessed periodically based on the expected use of the asset by us, legal or contractual provisions that may affect the useful life or renewal or extension of the asset’s contractual life without substantial cost, and the effects of demand, competition and other economic factors.

Recent Accounting Pronouncements

See Note 2. “Recently Adopted and Issued Accounting Pronouncements” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that affect us.

Liquidity and Capital Resources
Cash flow summary

(In thousands)	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$24,983	$28,815
Net cash used in investing activities	(17,105)	(41,466)
Net cash provided by (used in) financing activities	23,391	(10,038)
Net cash provided by operating activities
Net cash provided by operating activities for the three months ended March 31, 2019 was $25.0 million, a decrease of $3.8 million compared to the three months ended March 31, 2018. This decrease was primarily attributable to a decrease of $4.7 million in net income adjusted for non-cash items for the three months ended March 31, 2019 compared to 2018. This decrease is partially offset by a $0.9 million increase in cash provided by operating assets and liabilities, primarily driven by a $2.9 million increase in cash provided by prepaid expenses and other assets related to prepaid taxes and certain prepaid items for Tiverton in the prior year, and an increase in accounts payable of $5.8 million resulting primarily from gaming taxes payable to the State of Rhode Island. These cash inflows were partially offset by a decrease in accrued liabilities of $5.1 million driven by comparable changes in accruals for capital expenditures and an increase in inventory of $0.8 million.
We believe that our net cash flows from operating activities and funds available from our New Credit Facility (defined below) will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future. In addition, with the Expanded Gaming Act that was signed into law in Massachusetts, we expect to face increased competition in the Rhode Island market. In June 2015 the slots-only Plainridge Park Casino in Plainville, Massachusetts opened and in the third quarter of 2018, MGM Resorts International opened the $1.0 billion Springfield resort casino in Springfield, Massachusetts. We expect to face further competition with the expected opening of the $2.6 billion Encore Boston Harbor which is scheduled to open in June 2019. While competition has and will affect us, by focusing on attracting and maintaining customers and increasing our marketing, we believe we will continue to be highly competitive in the market.
Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2019 was $17.1 million, a decrease of $24.4 million compared to the three months ended March 31, 2018. The decrease was primarily driven by a reduction in capital expenditures compared to the prior year period related to the Tiverton Casino Hotel and the new hotel at Twin River Casino Hotel of $30.1 million and $7.1 million, respectively. This decrease was partially offset by the cash outlay for the acquisition of Dover Downs, net of cash acquired of $9.6 million, and a year-over-year increase in maintenance capital expenditures of $2.2 million.
Net cash used in financing activities
Net cash provided by financing activities for the three months ended March 31, 2019 was $23.4 million, compared to net cash used in financing activities for the three months ended March 31, 2018 of $10.0 million. This change was primarily driven by a $29.7 million reduction in term loan repayments, offset slightly by a $5.0 million increase in revolver borrowings.
Working Capital
At March 31, 2019, cash and cash equivalents and restricted cash totaled $112.7 million, compared to $81.4 million at December 31, 2018. The increase of $31.3 million is primarily attributable to cash from operations from the three months ended March 31, 2019 and borrowings on our revolving credit facility offset by the acquisition of Dover Downs, capital expenditures and repayments of debt.
At March 31, 2019, net working capital balance was $(12.1) million, compared to$46.9 million at December 31, 2018. The decrease is primarily attributable to the increase in the current portion of debt as the full revolver balance of $80 million, which was retired on May 10, 2019, is presented as current long-term debt as of March 31, 2019. The remaining difference can be attributed to the timing of working capital balances discussed above.
We assess liquidity in terms of the ability to generate cash to fund operating, investing and financing activities. The primary ongoing cash requirements will be to fund operations, capital expenditures, interest payments and investments in line with our business strategy. In addition, we expect to pay a quarterly cash dividend initially targeted at approximately 1% of the common stock price beginning later in 2019. We believe that future operating cash flows will be sufficient to meet future needs for operating and internal investing cash for the next twelve months. Furthermore, existing cash balances and availability of additional borrowings under the New Credit Facility (defined below) provide additional potential sources of liquidity should they be required. We are also considering repurchases of our common stock, which may be effected through one or more private repurchase transactions (which may occur in conjunction with underwritten secondary offerings by one or more of our shareholders), tender offers and/or market or accelerated stock repurchase programs. The amount, timing and terms of any return of capital to shareholders will be determined at that time and will be based on prevailing market conditions, our financial condition and prospects, our debt and regulatory covenants, our near- and long-term cash requirements and other factors.

Credit Facility
There was $421.2 million outstanding under the Credit Facility at March 31, 2019, including $341.2 million principal amount of a term loan that was due July 2020 with an interest rate of LIBOR plus a margin of 3.50% (6.00% at March 31, 2019), and $80 million outstanding under the $150 million revolving Credit Facility that would have expired in January 2020, with an interest rate of LIBOR plus a margin of 3.50% (6.62% at March 31, 2019). All principal balances related to the Credit Facility were settled as a result of the principal prepayment of $421.2 million on May 10, 2019 in conjunction with the issuance of the Senior Notes (defined below) and entering into a New Credit Facility (defined below).
We were in compliance with the covenants of all of our debt agreements as of March 31, 2019.

New Credit Facility

On May 10, 2019, the Company entered into a credit agreement with Citizens Bank, N.A., as administrative agent, and the lenders party thereto (the “ New Credit Facility”), consisting of a $300.0 million term loan facility (the “New Term Loan Facility” or “Term Loan”) and a $250.0 million revolving credit facility (the “ New Revolving Credit Facility” or “Revolver”). There were no borrowings under the Revolver at closing. The Company’s obligations under the Revolver will mature on May 10, 2024. The Company’s obligations under the Term Loan Facility will mature on May 10, 2026. The Company is required to make quarterly principal payments of $750 thousand on the Term Loan Facility on the last day of each fiscal quarter beginning on September 30, 2019. In addition, the Company may be required to make mandatory payments of amounts outstanding under the New Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and the Company may be required to apply a portion of its excess cash flow to repay amounts outstanding under the New Credit Facility.

6.75% Senior Notes due 2027

On May 10, 2019, the Company issued $400 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 (the “Senior Notes”). Interest on the Senior Notes will be paid semi-annually in arrears on June 1 and December 1. The Company used a portion of the net proceeds from the Senior Notes, together with a portion of the proceeds from its New Term Loan Facility, to repay borrowings under its retired bank credit facility. The balance of such net proceeds is currently held in cash form.

The Senior Notes will be guaranteed, jointly and severally, by each of the Company’s restricted subsidiaries that guarantees our New Credit Facility and certain other debt (collectively, the “guarantors”). The Senior Notes and the guarantees will be our and the guarantors’ general senior unsecured obligations, ranking senior in right of payment to all of the Company’s and the guarantors’ future debt that is expressly subordinated in right of payment to the Senior Notes and the guarantees, if any, ranking equally in right of payment with all of our and the guarantors’ existing and future senior debt and will be effectively subordinated to all of our and the guarantors’ existing and future secured debt, including indebtedness under the New Credit Facility, to the extent of the value of the collateral securing such debt. In addition, the Senior Notes and the guarantees will be structurally subordinated to all existing and future indebtedness and other liabilities of the non-guarantor subsidiaries.
Refer to “Note 7. Long-Term Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Capital Expenditures
Capital expenditures are accounted for as either project or maintenance (replacement) capital expenditures. Project capital expenditures are for fixed asset additions that expand an existing facility or create a new facility. Maintenance capital expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost effective to repair.
For the three months ended March 31, 2019, capital expenditures, were $7.5 million, consisting of a mix of payments associated with the Tiverton Casino Hotel and the new hotel at Twin River Casino Hotel and maintenance capital expenditures. We anticipate that 2019 capital spending will be approximately $23 million. The decrease in expected capital expenditures from 2018 to 2019 is primarily driven by the completion of Tiverton Casino Hotel and the new hotel for Twin River Casino Hotel during 2018, partially offset by an increase related to planned capital expenditures following the acquisition of Dover Downs.

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
We will, however, rely on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we will rely on certain of these exemptions, including without limitation, (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will be considered an emerging growth company until the earlier to occur of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our acquisition of Dover Downs, (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings. Except as described in Note 7. “Long Term Debt” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no other material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
On March 28, 2019, the Company completed its acquisition of Dover Downs. See Note 4. “Acquisitions” included in Part I. Item 1 of this Quarterly Report on Form 10-Q for a discussion of the acquisition and related financial data. The Company is currently in the process of integrating Dover Downs’ internal controls over financial reporting. Except for the inclusion of Dover Downs, there has been no change in our internal control over financial reporting that occurred during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.
On January 9, 2019, Chatham Asset Management, LLC and certain of its affiliates, which collectively own approximately 15% of our outstanding common stock as of December 31, 2018, filed an amended action in the Delaware Chancery Court against the directors and certain officers of the Company asserting individual and derivative claims. The complaint alleges that the defendants breached their fiduciary obligations by launching a tender offer in 2016 to benefit their own personal interests and the interests of one shareholder, made false and misleading disclosures in connection with the tender offer and improperly made payments to themselves in respect of the settlement of certain Company awards. The defendants believe the plaintiffs’ claims are without merit and intend to vigorously defend the action, and we believe the action will not have a material adverse effect on our results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors contained in Part I. Item IA. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 27, 2019 the Company’s Board of Directors authorized a share repurchase of 16,340 shares of the Company’s common stock for $25.00 per share.
Share repurchase activity during the three months ended March 31, 2019 was as follows:

Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	—	$—	—	$—
February 1, 2019 to February 28, 2019	—	—	—	—
March 1, 2019 to March 31, 2019	16,340	$25.00	—	$—
Total	16,340		—

ITEM 3.	DEFAULTS UPON SENIOR NOTES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
3.1	Bylaws of Twin River (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 333-228973) filed on March 22, 2019)
10.1
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
101*
The following financial information from Twin River Worldwide Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL includes: formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 15, 2019.

TWIN RIVER WORLDWIDE HOLDINGS, INC.

By:	/s/ STEPHEN H. CAPP
Stephen H. Capp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)