Form 10-Q
period 2019-06-30
Twin River Worldwide Holdings, Inc.
filed 2019-08-12
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-38850
Twin River Worldwide Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware			20-0904604
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
100 Westminster Street	Providence,	RI	02903
(Address of principal executive offices)			(Zip Code)
(401) 475-8474
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
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
As of August 7, 2019 there were 38,607,688 shares of the registrant’s common stock outstanding.

TWIN RIVER WORLDWIDE HOLDINGS, INC.

PART I.	FINANCIAL INFORMATION
ITEM 1.     Financial Statements

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$383,431	$77,580
Restricted cash	7,455	3,851
Accounts receivable, net	27,874	22,966
Inventory	7,689	6,418
Prepaid expenses and other assets	17,690	11,647
Total current assets	444,139	122,462
Property and equipment, net	515,525	416,148
Right of use assets, net	17,717	—
Goodwill	132,746	132,035
Intangible assets, net	113,268	110,104
Other assets	6,069	1,603
Total assets	$1,229,464	$782,352
Liabilities and Shareholders’ Equity
Current portion of long-term debt	$3,000	$3,595
Current portion of lease obligations	1,000	—
Accounts payable	18,827	14,215
Accrued liabilities	76,696	57,778
Total current liabilities	99,523	75,588
Lease obligations, net of current portion	16,719	—
Pension benefit obligations	6,407	—
Deferred tax liability	5,647	17,526
Long-term debt, net of current portion	681,576	390,578
Other long-term liabilities	2,149	—
Total liabilities	812,021	483,692
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 41,163,937 and 39,421,356 shares issued as of June 30, 2019 and December 31, 2018, respectively; 41,147,597 and 37,989,376 shares outstanding as of June 30, 2019 and December 31, 2018, respectively, net of treasury stock.	411	380
Additional paid in capital	183,925	125,629
Treasury stock, at cost, 16,340 and 1,431,980 shares as of June 30, 2019 and December 31, 2018, respectively.	(409)	(30,233)
Retained earnings	233,516	202,884
Total shareholders’ equity	417,443	298,660
Total liabilities and shareholders’ equity	$1,229,464	$782,352
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Gaming	$100,234	$82,266	$191,102	$161,848
Racing	3,783	3,870	6,723	7,154
Hotel	11,390	5,486	17,695	9,940
Food and beverage	18,801	12,298	32,312	23,786
Other	9,010	6,895	16,017	12,893
Total Revenue	143,218	110,815	263,849	215,621

Operating costs and expenses:
Gaming	26,078	17,027	47,154	33,754
Racing	2,833	2,545	5,024	4,724
Hotel	4,183	2,056	6,897	3,816
Food and beverage	15,634	9,696	26,741	18,668
Retail, entertainment and other	2,125	1,454	3,451	2,584
Advertising, general and administrative	48,047	40,363	86,310	78,393
Expansion and pre-opening	—	451	—	485
Acquisition, integration and restructuring expense	2,239	664	9,117	664
Newport Grand disposal loss	—	—	—	5,885
Depreciation and amortization	8,233	5,135	15,002	10,347
Total operating costs and expenses	109,372	79,391	199,696	159,320
Income from operations	33,846	31,424	64,153	56,301

Other income (expense):
Interest income	754	38	767	78
Interest expense, net of amounts capitalized	(9,966)	(5,106)	(17,017)	(10,845)
Loss on extinguishment and modification of debt	(1,491)	—	(1,491)	—
Other, net	182	—	182	—
Total other expense, net	(10,521)	(5,068)	(17,559)	(10,767)

Income before provision for income taxes	23,325	26,356	46,594	45,534

Provision for income taxes	6,145	6,056	11,818	12,600
Net income	$17,180	$20,300	$34,776	$32,934
Deemed dividends related to changes in fair value of common stock subject to possible redemption	—	(1,305)	—	(2,610)
Net income applicable to common stockholders	$17,180	$18,995	$34,776	$30,324

Net income per share, basic	$0.42	$0.51	$0.88	$0.82
Weighted average common shares outstanding, basic	41,137	36,925	39,701	36,874
Net income per share, diluted	$0.42	$0.49	$0.87	$0.79
Weighted average common shares outstanding, diluted	41,261	38,541	39,822	38,572
Note: Net income equals comprehensive income for all the periods presented.
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	37,989,376	$380	$125,629	$(30,233)	$202,884	$298,660
Release of restricted stock	161,980	1	—	—	—	1
Share-based compensation - equity awards	—	—	151	—	—	151
Retirement of treasury shares	—	—	(30,233)	30,233	—	—
Share repurchases	(16,340)	—	—	(409)	—	(409)
Stock issued for purchase of Dover Downs	2,976,825	30	86,750	—	—	86,780
Net income	—	—	—	—	17,596	17,596
Balance as of March 31, 2019	41,111,841	$411	$182,297	$(409)	$220,480	$402,779
Release of restricted stock	35,756	—	—	—	—	—
Dividends - $0.10 per share	—	—	—	—	(4,144)	(4,144)
Share-based compensation - equity awards	—	—	1,628	—	—	1,628
Net income	—	—	—	—	17,180	17,180
Balance as of June 30, 2019	41,147,597	411	183,925	(409)	233,516	417,443

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	36,199,704	$362	$67,910	$(22,275)	$130,806	$176,803
Stock options exercised via repayment of non-recourse notes	368,000	4	9,016	—	—	9,020
Share-based compensation - equity awards	—	—	506	—	—	506
Release of restricted stock	25,136	—	—	—	—	—
Common stock subject to possible redemption	(25,136)	—	(685)	—	—	(685)
Deemed dividends related to changes in fair value of common stock subject to possible redemption	—	—	—	—	(1,305)	(1,305)
Net income	—	—	—	—	12,634	12,634
Balance as of March 31, 2018	36,567,704	$366	$76,747	$(22,275)	$142,135	$196,973
Share-based compensation - equity awards	—	—	504	—	—	504
Deemed dividend related to changes in fair value of common stock subject to possible redemption	—	—	—	—	(1,305)	(1,305)
Net income	—	—	—	—	20,300	20,300
Balance as of June 30, 2018	36,567,704	366	77,251	(22,275)	161,130	216,472

See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$34,776	$32,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	12,113	7,609
Amortization of intangible assets	2,889	2,738
Amortization of operating lease right of use assets	722	—
Share-based compensation - liability awards	—	10,038
Share-based compensation - equity awards	1,779	1,010
Amortization of deferred financing costs and discounts on debt	1,428	1,847
Loss on debt extinguishment and modification of debt	1,491	—
Bad debt expense	58	116
Net pension and other postretirement benefit income	(39)	—
Newport Grand disposal loss	—	5,885
Gain on disposal of property and equipment	(8)	—
Changes in operating assets and liabilities:
Accounts receivable	708	(3,233)
Inventory	122	807
Prepaid expenses and other assets	(944)	1,158
Accounts payable	(300)	(6,399)
Accrued liabilities	1,871	925
Net cash provided by operating activities	56,666	55,435
Cash flows from investing activities:
Repayment of loans from officers and directors	—	1,073
Acquisition of Dover Downs Gaming & Entertainment, Inc., net of cash acquired	(9,606)	—
Proceeds from sale of land and building for Newport Grand disposal	—	7,108
Proceeds from sale of property and equipment	7	5
Capital expenditures, excluding Tiverton Casino Hotel and new hotel at Twin River Casino	(13,114)	(5,607)
Capital expenditures - Tiverton Casino Hotel	(1,824)	(58,740)
Capital expenditures - new hotel at Twin River Casino	(3,741)	(14,101)
Payments associated with gaming license	(942)	(155)
Net cash used in investing activities	(29,220)	(70,417)
Cash flows from financing activities:
Revolver borrowings	25,000	26,000
Revolver repayments	(80,000)	—
Term loan proceeds, net of fees of $10,655	289,345	—
Term loan repayments	(342,439)	(32,127)
Senior note proceeds, net of fees of $6,130	393,870	—
Payment of financing fees	(3,358)	—
Stock repurchases	(409)	—
Stock options exercised via repayment of non-recourse notes	—	890
Net cash provided by (used in) financing activities	282,009	(5,237)

Net change in cash and cash equivalents and restricted cash	309,455	(20,219)
Cash and cash equivalents and restricted cash, beginning of period	81,431	93,216
Cash and cash equivalents and restricted cash, end of period	$390,886	$72,997

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,960	$11,046
Cash paid for income taxes	$8,794	$10,226

Non-cash investing and financing activities:
Unpaid property and equipment	$614	$18,161
Deposit applied to fixed asset purchases	$981	$—
Deemed dividends related to changes in fair value of common stock subject to possible redemption	$—	$2,610
Intrinsic value of stock options exercised via repayment of non-recourse notes	$—	$8,131
Termination of operating leases via purchase of underlying assets	$1,665	$—
Stock issued for acquisition of Dover Downs Gaming & Entertainment, Inc.	$86,780	$—
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Twin River Worldwide Holdings, Inc. (the “Company”, “TRWH”) is a diverse, multi-jurisdictional owner and operator of gaming and racing facilities, including slot machines and various casino table games. The Company, through its wholly owned subsidiary Twin River Management Group, Inc. (“TRMG”), owns and manages the Twin River Casino Hotel (“Twin River Casino Hotel”) in Lincoln, Rhode Island, the Tiverton Casino Hotel (“Tiverton Casino Hotel”) in Tiverton, Rhode Island, the Hard Rock Hotel & Casino (“Hard Rock Biloxi”) in Biloxi, Mississippi, the Dover Downs Hotel & Casino (“Dover Downs Casino Hotel”) in Dover, Delaware, and the Arapahoe Park racetrack and Havana Park off-track betting (“Mile High USA”) in Aurora, Colorado. Following the closure of the Newport Grand Casino (“Newport Grand”) in August 2018, we opened the Tiverton Casino Hotel on September 1, 2018. On March 28, 2019, we completed our acquisition of Dover Downs Gaming & Entertainment, Inc., which consisted of Dover Downs Casino Hotel, collectively (“Dover Downs”). On January 29, 2019, the Company entered into an agreement to acquire the operations and real estate of three casino properties in Black Hawk, Colorado and on July 10, 2019 the Company entered into an agreement to acquire the operations and real estate of Isle of Capri Casino Kansas City in Kansas City, Missouri and Lady Luck Casino Vicksburg in Vicksburg, Mississippi. See Note 4. “Acquisitions” for further information.
On March 29, 2019, the Company’s common stock was listed on the New York Stock Exchange and began trading under the ticker symbol “TRWH.”
Principles of Consolidation
The accompanying condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary TRMG and its subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.
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
Capital Return Program and Quarterly Cash Dividend
On June 14, 2019, the Company announced that its Board of Directors approved a capital return program under which the Company may expend a total of up to $250 million for a stock repurchase program and payment of dividends. In connection with this announcement, the Company declared a cash dividend of $0.10 per common share payable on July 23, 2019 to shareholders of record as of July 9, 2019. On July 26, 2019, the Company completed a modified Dutch auction tender offer. Refer to Note 13. “Subsequent Events” for more information.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash and Cash Equivalents and Restricted Cash
The Company considers all cash balances and highly liquid investments with an original maturity of three months or less to be cash equivalents.
As of June 30, 2019 and December 31, 2018, restricted cash of $7.5 million and $3.9 million, respectively, was comprised of video lottery terminal (“VLT”) and table games cash payable to the State of Rhode Island which is unavailable for the Company’s use. The following table reconciles cash and restricted cash in the condensed consolidated balance sheets to the total shown on the condensed consolidated statements of cash flows.

	June 30,	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$383,431	$77,580
Restricted cash	7,455	3,851
Total cash and cash equivalents and restricted cash	$390,886	$81,431

Treasury Stock
The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to shareholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. The Company retired 1,431,980 shares of its common stock held in treasury during the three months ended March 31, 2019. The shares were returned to the status of authorized but unissued. The Company repurchased 16,340 shares of its common stock at an aggregate cost of $0.4 million during the three months ended March 31, 2019. There were no shares retired or repurchased during the second quarter of 2019.
Fair Value Measurements
Fair value is determined using the principles of Financial Accounting Standards Board (“FASB”) Codification Topic 820, Fair Value Measurement (“ASC 820”). Fair value is described as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes and defines the inputs to valuation techniques as follows:

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
The inputs used to measure the fair value of an asset or a liability are categorized within levels of the fair value hierarchy. The fair value measurement is categorized in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the measurement. There were no transfers made among the three levels in the fair value hierarchy for the three months ended June 30, 2019.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Leases
Effective January 1, 2019, the Company accounts for its leases under FASB Codification Topic 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the condensed consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Discount rates used to determine the present value of the lease payments are based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.
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
The Company also has leasing arrangements with third-party lessees at its properties. Leasing arrangements for which the Company acts as a lessor are not deemed to be material as of June 30, 2019.
The Company continues to account for leases in the prior period financial statements under ASC Topic 840. See Note 9. “Leases” for further discussion.

Change in Accounting Principle

In the second quarter of 2019, the Company changed its accounting principle for reporting share-based compensation expense in the condensed consolidated statements of operations per FASB Codification Topic 718, Compensation - Stock Compensation (“ASC 718”). The new principle will be to record compensation expense for share-based compensation awards which contain only a service condition, i.e. time-based awards, using the straight-line method of accounting recognizing compensation expense over the requisite service period and treating all tranches as one award. The Company previously recorded share-based compensation expense for awards with graded vesting over the requisite service period on an accelerated basis, as if each tranche were a separate award. The straight-line method of accounting was adopted to better align the Company’s recognition of share-based compensation expense with its peers and to expense restricted stock units in a consistent manner that is representative of the requisite service period. This change in accounting principle was retrospectively applied but had an immaterial effect on the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of shareholders’ equity, and condensed consolidated statements of cash flows. As a result of this change in accounting principle, share-based compensation expense was reduced by $0.2 million and $0.1 million for the three and six months ended June 30, 2019, respectively. Net income for each of the three and six month periods ended June 30, 2019 increased by approximately $0.1 million with an immaterial impact to diluted earnings per share amounts.

2.    RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous United States Generally Accepted Accounting Principles (“US GAAP”). For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods, which for the Company was the first quarter of 2019) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the entire package of practical expedients described above. Based on the analysis, on

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 1, 2019, the Company recorded right of use assets and a corresponding lease liability of approximately $18.8 million. There was no impact to opening retained earnings.
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
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments. This standard amends several aspects of the measurement of credit losses on financial instruments, including trade receivables. The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model and amends certain aspects of accounting for purchased financial assets with deterioration in credit quality since origination. Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets, based on historical experience, current conditions and forecasts that affect the collectability of the reported amount. The standard is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. Adoption is through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (a modified-retrospective approach). The Company anticipates adopting this standard in the first quarter of 2020. The impact of adoption on the Company’s consolidated financial statements will depend on, among other things, the economic environment and the type of financial assets held on the date of adoption.

In August 2018, the FASB issued ASU No 2018-14, Compensation –Retirement Benefits – Defined Benefit Plans – General. This amendment improves disclosures over defined benefit plans and is effective for interim and annual periods ending after December 15, 2020 with early adoption allowed. The Company anticipates adopting this amendment during the first quarter of 2021 and does not expect it to have a significant impact on the condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820),—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company anticipates adopting this amendment in the first quarter of 2020, and does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

3.    REVENUE RECOGNITION
The Company accounts for revenue earned from contracts with customers under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company generates revenue from five principal sources: gaming services, hotel, racing, food and beverage and other.
Gaming revenue includes Twin River Casino Hotel’s, Tiverton Casino Hotel’s (upon its opening on September 1, 2018) and Newport Grand’s (until its closing on August 28, 2018) share of VLT revenue as determined by their respective master VLT contracts with the State of Rhode Island. Twin River Casino Hotel is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share of VLT revenue generated from units in excess of 3,002 units. Tiverton Casino Hotel is (and Newport Grand was) entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Twin River Casino Hotel. Gaming revenue also includes Twin River Casino Hotel’s and Tiverton Casino Hotel’s share of table games revenue. Twin River Casino Hotel and Tiverton Casino Hotel were, as of June 30, 2019, entitled to an 83.5% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming service on behalf of the State of Rhode Island.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Gaming revenue includes Dover Downs’ share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Dover Downs is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of June 30, 2019, Dover Downs was entitled to an approximately 42% share of VLT revenue and an 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming service on behalf of the State of Delaware.
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
The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Hotel	$5,376	$2,792	$8,934	$5,325
Food and beverage	7,758	5,994	13,548	11,557
Other	1,783	1,516	3,161	2,578
	$14,917	$10,302	$25,643	$19,460

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
Sales tax and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not included in revenue or operating expenses.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables provide a disaggregation of revenue by segment:

(in thousands)	Rhode Island	Delaware	Biloxi	Other	Total
Three Months Ended June 30, 2019
Gaming	$65,572	$13,906	$20,756	$—	$100,234
Racing	1,155	252	—	2,376	3,783
Hotel	1,694	4,192	5,504	—	11,390
Food and beverage	8,308	6,339	4,152	2	18,801
Other	6,127	1,062	1,706	115	9,010
Total revenue	$82,856	$25,751	$32,118	$2,493	$143,218

Three Months Ended June 30, 2018
Gaming	$61,915	n/a	$20,351	$—	$82,266
Racing	1,111	n/a	—	2,759	3,870
Hotel	—	n/a	5,486	—	5,486
Food and beverage	7,381	n/a	4,917	—	12,298
Other	5,528	n/a	1,262	105	6,895
Total revenue	$75,935	n/a	$32,016	$2,864	$110,815

Six Months Ended June 30, 2019	Rhode Island	Delaware	Biloxi	Other	Total
Gaming	$134,412	$14,875	$41,815	$—	$191,102
Racing	2,146	279	—	4,298	6,723
Hotel	3,235	4,336	10,124	—	17,695
Food and beverage	17,400	6,689	8,221	2	32,312
Other	11,787	1,096	2,989	145	16,017
Total revenue	$168,980	$27,275	$63,149	$4,445	$263,849

Six Months Ended June 30, 2018
Gaming	$121,358	n/a	$40,490	$—	$161,848
Racing	1,983	n/a	—	5,171	7,154
Hotel	—	n/a	9,940	—	9,940
Food and beverage	14,671	n/a	9,114	1	23,786
Other	10,296	n/a	2,480	117	12,893
Total revenue	$148,308	n/a	$62,024	$5,289	$215,621

Revenue included in operations from Dover Downs from the date of acquisition, March 28, 2019, through June 30, 2019 is reported in the “Delaware” segment. Refer to Note 4. “Acquisitions” for further information.
The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays, and amounts due from tracks and off track betting (“OTB”) locations. The Company’s receivables related to contracts with customers were $16.5 million and $13.3 million as of June 30, 2019 and December 31, 2018, respectively. The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, deposits made in advance for goods and services yet to be provided, and unpaid wagers. All of the contract liabilities are short term in nature. Loyalty program incentives earned by customers are typically redeemed within one year from when they are earned and expire if a customer’s account is inactive for more than twelve months; therefore, the majority of these incentives outstanding at the end of a period will either be redeemed or expire within the next twelve months. The Company’s contract liabilities related to loyalty programs were $12.0 million, and $9.5 million as of June 30, 2019 and December 31, 2018, respectively, and are included as accrued liabilities in the condensed consolidated balance sheets. The Company recognized $2.3 million and $2.1 million of revenue related to loyalty program redemptions for the three months ended June 30, 2019 and 2018, respectively, and $4.6 million and $4.0 million for the six months ended June 30, 2019 and 2018.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Advance deposits are typically for future banquet events and to reserve hotel rooms. These deposits are usually received weeks or months in advance of the event or hotel stay. The Company’s contract liabilities related to deposits from customers were $2.1 million and $0.6 million as of June 30, 2019 and December 31, 2018, respectively, and are included as accrued liabilities in the condensed consolidated balance sheets.
Unpaid wagers include unpaid pari-mutuel tickets and unpaid sports bet tickets. Unpaid pari-mutual tickets not claimed within twelve months by the customer who earned them are escheated to the state. The Company’s contract liabilities related to unpaid wagers were $1.1 million and $0.9 million as of June 30, 2019 and December 31, 2018, respectively, and are included as accrued liabilities in the condensed consolidated balance sheets.
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

The total consideration paid by the Company in connection with the Dover Downs acquisition was approximately $115.9 million, or $96.4 million, net of cash acquired of $19.5 million. This preliminary purchase price excludes transaction costs. During the three and six months ended June 30, 2019, the Company incurred $0.8 million and $7.2 million, respectively, of transaction costs related to the merger and becoming a publicly traded company compared to $0.7 million in the prior year periods. These costs are included in acquisition, integration and restructuring expense in the condensed consolidated statements of operations and comprehensive income.

The identifiable intangible assets recorded in connection with the closing of the merger based on preliminary valuations include trademarks of $3.9 million, rated player relationships of $0.8 million and hotel and conference pre-bookings of $0.4 million, which are being amortized on a straight-line basis over estimated useful lives of approximately ten years, eight years, and three years, respectively. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance.

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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed. As of June 30, 2019, the purchase price allocation was preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such finalizations will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible assets acquired and liabilities assumed.  During the second quarter of fiscal 2019, the Company recorded adjustments to the preliminary opening balance sheet, as reflected in the table below, as a result of valuation procedures performed on balance sheet amounts. As a result of these adjustments, the Company recorded goodwill of $0.7 million. While the Company is still completing the final purchase accounting adjustments, material changes are not expected to the amounts recorded in the condensed consolidated financial statements as of June 30, 2019.

	As of March 28, 2019
(in thousands)	Preliminary as of March 31, 2019	Adjustments in Current Quarter	Preliminary as of June 30, 2019
Cash	$19,500	$—	$19,500
Accounts receivable	5,674	—	5,674
Due from State of Delaware	2,535	—	2,535
Inventory	1,891	(498)	1,393
Prepaid expenses and other assets	2,586	—	2,586
Property and equipment	103,657	(5,378)	98,279
Right of use asset	1,333	—	1,333
Intangible assets	5,110	—	5,110
Deferred income tax assets	6,655	5,224	11,879
Other assets	320	—	320
Goodwill	—	711	711
Accounts payable	(7,470)	97	(7,373)
Purses due to horseman	(2,613)	—	(2,613)
Accrued and other current liabilities	(13,014)	(128)	(13,142)
Lease obligations	(1,333)	—	(1,333)
Pension benefit obligations	(6,613)	—	(6,613)
Other long-term liabilities	(2,332)	(28)	(2,360)
Total purchase price	$115,886	$—	$115,886

Dover Downs’ revenue for the three and six months ended June 30, 2019 was $25.8 million and $27.3 million, respectively. Net income for each of the three and six month periods ended June 30, 2019 was $1.3 million.

The following table presents unaudited supplemental pro forma consolidated revenue and net income based on Dover Downs’ historical reporting periods as if the acquisition had occurred as of January 1, 2018:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$134,365	$286,905	$261,946
Net income	$21,368	$41,108	$34,101
Net income applicable to common stockholders	$20,063	$41,108	$31,491
Net income per share, basic	$0.50	$1.04	$0.79
Net income per share, diluted	$0.48	$1.03	$0.74

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Black Hawk, Colorado
On January 29, 2019, the Company entered into an agreement to acquire a subsidiary of Affinity Gaming (“Affinity”) that owns three casino properties located in Black Hawk, Colorado: Golden Gates, Golden Gulch and Mardi Gras (“Black Hawk, CO”). Pending regulatory approval, and the satisfaction of other customary closing conditions, the transaction is expected to close in early 2020.

Subsequent Event - Isle Kansas City and Lady Luck Vicksburg

On July 10, 2019, the Company entered into a definitive agreement to acquire the operations and real estate of Isle of Capri Casino Kansas City in Kansas City, Missouri (“Isle Kansas City”) and Lady Luck Casino Vicksburg in Vicksburg, Mississippi (“Lady Luck Vicksburg”) from Eldorado Resorts, Inc. in a cash transaction for $230 million, subject to certain customary post-closing adjustments. The transaction is subject to the satisfaction of certain customary closing conditions, including approval by the gaming regulators in Mississippi and Missouri, and is expected to close in early 2020.

The Company recorded acquisition costs related to pending acquisitions of Black Hawk, CO, Isle Kansas City and Lady Luck Vicksburg of $0.8 million and $1.2 million during the three and six months ended June 30, 2019, respectively. These costs are included in acquisition, integration and restructuring expense in the condensed consolidated statements of operations and comprehensive income.

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
The following sets forth the calculation of the Newport Grand disposal loss on the date the Company met the accounting guidance for assets held for sale for the six months ended June 30, 2018, all of which was recorded during the first quarter of 2018:

(in thousands)	Six Months Ended June 30, 2018
Stated sale price	$10,150
Carrying value of Land, building and improvements	(12,993)
Transaction costs	(669)
Impairment loss	(3,512)
Participation fees	(2,373)
Newport Grand disposal loss	$(5,885)

The sale of the Newport Grand assets did not qualify as a discontinued operation as the sale was not a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.	ACCRUED LIABILITIES
As of June 30, 2019 and December 31, 2018, accrued liabilities consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Gaming liabilities	$22,121	$18,740
Compensation	15,868	16,622
Legal	2,861	3,784
Construction accruals	89	3,677
Property taxes	3,589	2,582
Purses due to horsemen	4,866	—
Dividend payable	4,144	—
Interest payable	4,814	238
Other	18,344	12,135
Total accrued liabilities	$76,696	$57,778

7.	ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSE

The following table reflects acquisition, integration and restructuring expenses the Company recorded during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Acquisition and integration costs:
Dover Downs merger and going public expenses	$759	$664	$7,199	$664
Acquisition costs for other recently announced and pending acquisitions	764	—	1,202	—
Total	1,523	664	8,401	664
Restructuring expense	716	—	716	—
Total acquisition, integration and restructuring expense	$2,239	$664	$9,117	$664

During the second quarter of 2019, the Company incurred restructuring expenses of $0.7 million related to severance costs incurred attributable to the acquisition of Dover Downs in the first quarter of 2019. The following table summarizes the change in the Company’s restructuring reserve recorded in “Accrued liabilities” of current liabilities in the condensed consolidated balance sheet as of June 30, 2019:

Severance
Restructuring liability as of December 31, 2018	$—
Additions	716
Payments	(361)
Restructuring liability as of June 30, 2019	$355

As of the end of the second quarter 2019, the Company is unable to estimate restructuring costs it expects to incur during the remainder of 2019; however, it does not expect such costs to exceed $0.5 million.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.	LONG-TERM DEBT
As of June 30, 2019 and December 31, 2018, long-term debt consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Term Loan principal	$300,000	$342,439
Revolving Credit Facility	—	55,000
6.75% Senior Notes due 2027	400,000	—
Less: Unamortized original issue discount	(2,142)	(1,027)
Less: Unamortized deferred financing fees	(13,282)	(2,239)
Long-term debt, including current portion	684,576	394,173
Less: current portion of Term Loan and Revolving Credit Facility	(3,000)	(3,595)
Long-term debt, net of discount and deferred financing fees, excluding current portion	$681,576	$390,578

Senior Secured Credit Facility and 6.75% Senior Notes due 2027

On May 10, 2019, the Company entered into a credit agreement (“the “Credit Agreement”) with Citizens Bank, N.A., as administrative agent, (the “Agent”), and the lenders party thereto (the “Credit Facility”), consisting of a $300.0 million term loan B facility (the “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility will mature on May 10, 2024. The Company’s obligations under the Term Loan Facility will mature on May 10, 2026. The Company is required to make quarterly principal payments of $750,000 on the Term Loan Facility on the last business day of each fiscal quarter beginning on September 30, 2019. In addition, the Company is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, commencing with the fiscal year ending December 31, 2020, the Company is required to apply a portion of its excess cash flow to repay amounts outstanding under the Credit Facility.

Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs and subject to a floor of 0.00% or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.50%, the prime rate as determined by the Agent, the one-month LIBOR rate plus 1.00%, and subject to a floor of 1.00%, in each case plus an applicable margin. In the event that the LIBOR rate is no longer available or no longer used to determine the interest rate of loans, the Company and the Agent will amend the Credit Agreement to replace LIBOR with an alternate benchmark rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR and until such amendment has become effective, loans will be based on the base rate. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.5% commitment fee in respect of commitments under the Revolving Credit Facility, which may be subject to one or more step-downs based on the Company’s total net leverage ratio. As of June 30, 2019, the interest rate for the Credit Facility was 5.16%. There were no borrowings on the Revolving Credit Facility as of June 30, 2019.

The Credit Facility allows the Company to (1) establish additional Term B Loans and/or establish one or more new tranches of term loans and/or (2) increase commitments under the Revolving Credit Facility and/or add one or more new tranches of revolving facilities, in an aggregate amount not to exceed (I) the greater of (x) $195 million and (y) 100% of consolidated EBITDA for the most recent four-quarter period plus or minus certain amounts as specified in the Credit Agreement, including an unlimited amount subject to compliance with a consolidated total secured net leverage ratio as set out in the Credit Agreement.

The Company’s obligations under the Credit Facility are guaranteed by each of the Company’s existing and future wholly owned domestic restricted subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the Company’s and each of the guarantors’ existing and future property and assets, subject to certain exceptions.

On May 10, 2019, the Company, issued $400 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 (the “Senior Notes”). Interest on the Senior Notes will be paid semi-annually in arrears on June 1 and December 1. The Company used a portion of the net proceeds from the Senior Notes, together with a portion of the proceeds from our Term Loan Facility, to repay borrowings under the Company’s prior credit agreement (the “Former Credit Facility”). The balance of such net proceeds is currently held in cash form.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Credit Facility and the indenture governing the Senior Notes (the “Indenture”) each contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into certain transactions with affiliates, sell or otherwise dispose of assets, create or incur liens, and merge, consolidate or sell all or substantially all of the Company’s assets, in each case, subject to certain exceptions and qualifications. In addition, if more than 30% of the capacity of the Revolving Credit Facility is utilized, the Company must comply with a maximum total net leverage ratio, which is currently set at 5.50:1.00. These covenants are subject to exceptions and qualifications set forth in the Credit Facility and the Indenture. The Company was in compliance with all such covenants as of June 30, 2019.

The Company may redeem some or all of the Senior Notes at any time prior to June 1, 2022 at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed plus a “make-whole” premium and accrued and unpaid interest. In addition, prior to June 1, 2022, the Company may redeem up to 40% of the original principal amount of the Senior Notes with proceeds of certain equity offerings at a redemption price equal to 106.750% of the aggregate principal amount of such Senior Notes plus accrued and unpaid interest. On or after June 1, 2022, the Company may redeem some or all of the Senior Notes at the redemption prices set forth in the Indenture plus accrued and unpaid interest. The Senior Notes are subject to disposition and redemption requirements imposed by gaming laws and regulations of applicable gaming regulatory authorities.

The Senior Notes are guaranteed, jointly and severally, by each of the Company’s restricted subsidiaries that guarantees our Credit Facility.
Former Credit Agreements
The Credit Facility replaced the Former Credit Facility, which was entered into on July 10, 2014, and included a term loan (“Former Term Loan”) in the principal amount of $480 million and an original issue discount of 1%, payable in quarterly installments of $1.2 million with the balance payable upon maturity on July 10, 2020 and a revolving credit facility (“Former Revolving Credit Facility”) with an original capacity of $40.0 million and a capacity on March 31, 2019 of $150 million as a result of several amendments, the last of which occurred on March 26, 2019 and increased the capacity from $100.0 million to $150.0 million to, among other things, help retire debt of Dover Downs at the closing of the acquisition on March 28, 2019.
The interest rate for the Former Term Loan and the Former Revolving Credit Facility was based on LIBOR, with a LIBOR floor of 1.00% on the Former Term Loan, plus a 3.50% interest rate margin per annum in the case of both the Former Term Loan and Former Revolving Credit Facility. Both the Former Term Loan and the Former Revolving Credit Facility were pre-payable at any time, provided notice was given. The interest rate for the Former Term Loan was 6.30% as of December 31, 2018.
As of December 31, 2018, the Former Revolving Credit Facility balance was $55.0 million. The Company repaid the Former Revolving Credit Facility and the Former Term Loan during the second quarter of 2019. There were no letters of credit issued as of December 31, 2018. The weighted average interest rate on outstanding borrowings on the Former Revolving Credit facility was 6.26% on December 31, 2018.
There are no operations at TRWH. Cash held as of June 30, 2019 and December 31, 2018 was $261.9 million and $0.2 million, respectively, an increase driven by proceeds received from the Term Loan Facility and Senior Notes, as described above.

9.	LEASES
Operating Leases
The Company is committed under various operating lease agreements primarily related to submerged tidelands, property and equipment.
Hard Rock Biloxi has an agreement with the State of Mississippi for the lease and use of approximately five acres of submerged tidelands for a primary term of thirty years, expiring September 30, 2037. Upon expiration of the primary term, Hard Rock Biloxi will have an option to extend the lease for a renewal term of thirty years; the renewal option has not been included in the calculation of the lease liability or right of use asset as the Company is not reasonably certain to exercise the option. Annual rent for the lease as of June 30, 2019 is approximately $1.2 million and adjusts annually by the increase in the consumer price index (“CPI”). Future changes to the CPI are treated as variable lease payments and are recognized in the period in which the obligation for those payments are incurred.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
During the six months ended June 30, 2019, three equipment leases were terminated via purchase of the underlying assets.
At June 30, 2019, the Company had operating lease liabilities of approximately $17.7 million and right of use assets of approximately $17.7 million, which were included in the condensed consolidated balance sheet.
The following summarizes quantitative information about the Company’s operating leases:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating leases:
Operating lease cost	$544	$1,341
Variable lease cost	7	36
Operating lease expense	551	1,377
Short-term lease expense	450	883
Total lease expense	$1,001	$2,260

(In thousands, except term and percentages)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Other information
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$544	$1,353
Right of use assets obtained in exchange for operating lease liabilities		$18,771
Weighted-average remaining lease term - operating leases	17.0 years
Weighted-average discount rate - operating leases	6.8%

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of June 30, 2019, future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)
Remaining 2019	$1,087
2020	2,157
2021	2,130
2022	1,846
2023	1,803
2024	1,753
Thereafter	19,503
Total	30,279
Less: present value discount	(12,560)
Operating lease obligations	$17,719

As of December 31, 2018, as calculated under ASC 840, Leases, future undiscounted minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)
2019	$2,941
2020	2,308
2021	1,688
2022	1,627
2023	1,653
Thereafter	27,252
$37,469

The Company also has leasing arrangements with third-party lessees at its properties. Leasing arrangements for which the Company acts as a lessor are not deemed material as of June 30, 2019.

10.	BENEFIT PLANS

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

As the Company consummated the acquisition of Dover Downs on March 28, 2019, the net periodic benefit (income) cost was immaterial for the three months ended March 31, 2019.The net periodic benefit (income) cost and other changes in plan assets and benefit obligations, excluding service cost, is set forth in the table below for the three and six months ended June 30, 2019.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	Three and Six Months Ended June 30, 2019
Service cost	$—
Interest cost	221
Expected return on plan assets	(325)
Net periodic benefit (income) cost	$(104)

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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The asset allocation targets and the actual allocation of pension assets in the Dover Downs Pension Plan as of March 28, 2019 were as follows:

Asset Category	Target	Asset Allocation as of March 28, 2019
Equity Securities	60%	69%
Debt Securities	40%	29%
Other	—%	2%
Total	100%	100%

The fair values of pension assets in the Dover Downs Pension Plan as of March 28, 2019 by asset category were as follows:

(in thousands)
Asset Category	Total	Level 1	Level 2	Level 3
Mutual funds/ETFs:
Equity-large cap	$4,932	$4,932	$—	$—
Equity-mid cap	2,044	2,044	—	—
Equity-small cap	2,465	2,465	—	—
Equity-international	2,681	2,681	—	—
Fixed income	4,981	4,981	—	—
Money market	351	351	—	—
Total mutual funds/ETFs	$17,454	$17,454	$—	$—

Contributions

Minimum pension contributions of $0.4 million are required to be made to the Dover Downs Pension Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in 2019. We expect to contribute approximately $0.4 million to the Dover Downs Pension Plan in 2019.

Estimated Future Benefit Payments

The estimated future benefit payments under the Dover Downs Pension Plan are as follows:

(in thousands)
Remaining 2019	$522
2020	873
2021	911
2022	964
2023	1,035
Years 2024-2028	5,918

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
401(k) Plan
The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering non-union employees and certain union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. Total employer contribution expense to the 401(k) profit-sharing plan was $0.5 million and $0.8 million for the three and six months ended June 30, 2019 and $0.2 million and $0.5 million for the three and six months ended June 30, 2018.

11.	SEGMENT REPORTING
As of June 30, 2019, the Company has five operating segments: Twin River Casino Hotel, Hard Rock Biloxi, the Tiverton Casino Hotel, Dover Downs, and Mile High USA. Newport Grand, which represented an immaterial operating segment and operated up until its closing in August 2018, has been aggregated with Twin River Casino Hotel and Tiverton Casino Hotel to form the Rhode Island reportable segment. The Company’s Biloxi reportable segment includes only Hard Rock Biloxi. The Company is evaluating whether Dover Downs will be aggregated into one of the Company’s existing reportable segments or represent its own reportable segment. As of June 30, 2019, and reflected in the table below, the Company reported Dover Downs separately under the “Delaware” segment, which includes only Dover Downs. The “Other” category includes Mile High USA, an immaterial operating segment. "Other" also includes interest expense for the Company and certain corporate operating expenses that are not allocated to the other segments, which include, among other expenses, share-based compensation, merger and acquisition costs, and certain non-recurring charges.
The Company’s operations are all within the United States. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table shows revenues, income (loss), and identifiable assets for each of the Company’s reportable segments and reconciles these to amounts shown in the Company’s condensed consolidated financial statements.

(in thousands)	Rhode Island	Delaware	Biloxi	Other	Total
Three Months Ended June 30, 2019
Total Revenue	$82,856	$25,751	$32,118	$2,493	$143,218
Income (loss) from operations	31,552	1,862	5,655	(5,223)	33,846
Income (loss) before provision for income taxes	29,560	1,843	5,663	(13,741)	23,325
Depreciation and amortization	4,546	1,284	2,359	44	8,233
Interest expense	955	59	—	8,952	9,966
Capital expenditures	6,694	809	3,565	112	11,180
Goodwill	83,101	711	48,934	—	132,746
Total assets	588,224	137,914	268,092	235,234	1,229,464

Three Months Ended June 30, 2018
Total Revenue	$75,935	n/a	$32,016	$2,864	$110,815
Income (loss) from operations	32,776	n/a	5,914	(7,266)	31,424
Income (loss) before provision for income taxes	30,802	n/a	5,914	(10,360)	26,356
Depreciation and amortization	2,778	n/a	2,319	38	5,135
Interest expense	1,975	n/a	4	3,127	5,106
Capital expenditures	33,634	n/a	1,811	493	35,938
Goodwill	83,101	n/a	48,934	—	132,035
Total assets	393,606	n/a	246,344	106,379	746,329

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	Rhode Island	Delaware	Biloxi	Other	Total
Six months ended June 30, 2019
Total Revenue	$168,980	$27,275	$63,149	$4,445	$263,849
Income (loss) from operations	62,871	1,862	11,069	(11,649)	64,153
Income (loss) before provision for income taxes	58,567	1,843	11,081	(24,897)	46,594
Depreciation and amortization	8,961	1,284	4,666	91	15,002
Interest expense	3,275	59	—	13,683	17,017
Capital expenditures	13,597	809	4,148	125	18,679
Goodwill	83,101	711	48,934	—	132,746
Total assets	588,224	137,914	268,092	235,234	1,229,464

Six months ended June 30, 2018
Total Revenue	$148,308	n/a	$62,024	$5,289	$215,621
Income (loss) from operations	58,310	n/a	11,604	(13,613)	56,301
Income (loss) before provision for income taxes	53,869	n/a	11,602	(19,937)	45,534
Depreciation and amortization	5,641	n/a	4,632	74	10,347
Interest expense	4,443	n/a	8	6,394	10,845
Capital expenditures	51,501	n/a	3,080	23,867	78,448
Goodwill	83,101	n/a	48,934	—	132,035
Total assets	393,606	n/a	246,344	106,379	746,329

12.	EARNINGS PER SHARE
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income applicable to common stockholders	$17,180	$18,995	$34,776	$30,324

Weighted average shares outstanding, basic	41,137	36,925	39,701	36,874
Weighted average effect of dilutive securities	124	1,616	121	1,698
Weighted average shares outstanding, diluted	41,261	38,541	39,822	38,572

Per share data
Basic	$0.42	$0.51	$0.88	$0.82
Diluted	$0.42	$0.49	$0.87	$0.79

For the three and six months ended June 30, 2019 and 2018, there were no share-based awards that were considered anti-dilutive.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13.	SUBSEQUENT EVENTS

On July 11, 2019, the Company announced that it had entered into a definitive agreement to purchase Isle Kansas City and Lady Luck Vicksburg. Refer to Note 4. “Acquisitions” for more information.

On July 26, 2019, the Company completed a modified Dutch auction tender offer (“Offer”) and repurchased approximately 2.5 million shares of its common stock for cash at a price of $29.50 per share for an aggregate purchase price of $75 million. The Offer was funded with cash on hand. Shares repurchased will be included in treasury stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plans,” “planned,” “seek,” “should,” “will,” and “would,” or similar words. Statements that contain these words and other statements that are forward-looking in nature should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other “forward-looking” information.
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

•
the risk that any breach of the terms of the regulatory agreement we have entered into related to the operation of our Rhode Island properties could harm our business or limit our ability to grow our business;

•	our obligation to fund multi-employer pension plans to which we contribute;

•
our ability to realize the anticipated benefit from our acquisition of Dover Downs and our proposed acquisitions, including, without limitation, the anticipated operating results and other benefits we anticipate from the transactions;

•
the risk that our acquisitions and other expansion opportunities divert management’s attention or incur substantial costs, or that we are otherwise unable to develop, profitably manage or successfully integrate the businesses we acquire;

•
 the risk that one or more closing conditions to the Company’s proposed acquisitions, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed transactions or may require conditions, limitations or restrictions in connection with such approvals;

•	the risk that we may be unable to refinance our outstanding indebtedness as it comes due, or that if we do refinance, the terms are not favorable to us;

•	the risk that we may not declare future dividends on shares of our common stock in 2019 or beyond;

•	the effects of extreme weather conditions or natural disasters on our facilities and the geographic areas from which we draw our customers, and our ability to recover insurance proceeds (if any);

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
Executive Overview
We are a diverse, multi-jurisdictional owner and operator of gaming and racing facilities, including slot machines and various casino table games. Headquartered in Rhode Island, we own and manage the Twin River Casino Hotel (“Twin River Casino Hotel”) in Lincoln, Rhode Island, which is our flagship property, the Tiverton Casino Hotel (“Tiverton Casino Hotel”) in Tiverton, Rhode Island, the Hard Rock Hotel & Casino (“Hard Rock Biloxi”) in Biloxi, Mississippi, the Dover Downs Hotel & Casino (“Dover Downs”) in Dover, Delaware, and the Arapahoe Park racetrack and Havana Park off-track betting (“Mile High USA”) in Aurora, Colorado. On September 1, 2018, we opened the Tiverton Casino Hotel following the closure of the Newport Grand Casino (“Newport Grand”) in August 2018. As of June 30, 2019, our casinos had an aggregate of over 400,000 square feet of gaming space and approximately 8,500 slot machines, 250 gaming tables, 70 stadium gaming positions, 40 dining establishments, 20 bars, 1,200 hotel rooms and three entertainment venues.
Recent and Pending Acquisitions
On March 28, 2019, we completed our acquisition of Dover Downs Gaming & Entertainment, Inc. (“Dover Acquisition”) and on March 29, 2019, in conjunction with the Dover Acquisition, our common stock was listed on the New York Stock Exchange (“NYSE”) and began trading under the ticker symbol “TRWH.”
On January 29, 2019, we entered into a definitive agreement pursuant to which we have agreed to acquire a subsidiary of Affinity Gaming (“Affinity”) that owns Golden Gates, Golden Gulch and Mardi Gras (“Black Hawk, CO”), Affinity’s three casino properties in Black Hawk, Colorado. The transaction is subject to the satisfaction of customary closing conditions, including review by the Colorado Division of Gaming and approval by the Colorado Limited Gaming Control Commission, and is expected to close in early 2020.

On July 10, 2019, we entered into a definitive agreement with Eldorado Resorts, Inc., a Nevada corporation, to acquire the operations and real estate of Isle of Capri Casino Kansas City in Kansas City, Missouri (“Isle Kansas City”) and Lady Luck Casino Vicksburg in Vicksburg, Mississippi (“Lady Luck Vicksburg”) for an aggregate purchase price of $230 million in cash, subject to certain customary post-closing adjustments. The transaction is subject to the satisfaction of certain customary closing conditions, including approval by the gaming regulators in Mississippi and Missouri, and is expected to close in early 2020.
Assuming the closing of our recent and pending acquisitions, we will operate ten properties in total. These acquisitions will further expand our operating footprint and diversify us from a financial standpoint, while continuing to mitigate our susceptibility to regional economic downturns, idiosyncratic regulatory changes or increases in regional competition.

Rhode Island Investigation

On June 14, 2019, Rhode Island state police executed search warrants seeking evidence from us, a non-officer management employee and a third party who operates certain leased food court facilities in our Lincoln, Rhode Island facility. We are cooperating fully in the state investigation as well as conducting our own investigation of the matter but do not know the focus of the investigation as of the date of this filing. There can be no assurance as to the outcome of the investigation. The Rhode Island Attorney General’s Office has advised the Company’s counsel that it and its employees (excluding the non-officer management employee) are not targets or subjects of the investigation. We were further advised that if the status changes we will be informed accordingly. To date there has been no change in status.

Segment Information

We consider each operating property, Twin River Casino Hotel, Hard Rock Biloxi, Dover Downs, Tiverton Casino Hotel and Mile High USA, as an operating segment. The Company is evaluating whether Dover Downs will be aggregated into one of the Company’s existing reportable segments or represent its own reportable segment. As of June 30, 2019, the Company has reported Dover Downs in a separate “Delaware” segment thus for purposes of financial reporting, our operating properties have been aggregated into the following three reportable segments, Rhode Island, Delaware and Biloxi. In addition, prior to its closing in August 2018, we operated an additional immaterial operating segment, Newport Grand. Twin River Casino Hotel, Newport Grand and Tiverton Casino Hotel have been aggregated to form the Rhode Island reportable segment. Our Delaware and Biloxi segment includes only Dover Downs and Hard Rock Biloxi, respectively. We report Mile High USA, an immaterial operating segment, and shared services provided by our management subsidiary, in the “Other” category.
Our properties have historically generated strong free cash flow driven by income growth and low maintenance capital expenditures. Our Rhode Island and Delaware casinos do not bear the costs of slot machine acquisitions, replacements or maintenance, as this responsibility is borne by the state, in each case.

Results of Operations

The following table presents, for the periods indicated, certain revenue and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Total Revenue	$143.2	$110.8	$263.8	$215.6
Income from operations	$33.8	$31.4	64.2	56.3
Net income	$17.2	$20.3	34.8	32.9
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019		2018	2019		2018
Total Revenue	100.0%		100.0%	100.0%		100.0%
Gaming, racing, hotel, food and beverage, retail, entertainment and other expenses	35.5%		29.6%	33.8%		29.5%
Advertising, general and administrative	33.5%		36.4%	32.7%		36.4%
Other operating costs and expenses	1.6%		1.0%	3.5%		3.3%
Depreciation and amortization	5.7%		4.6%	5.7%		4.8%
Total operating costs and expenses	76.4%	*	71.6%	75.7%		73.9%	*
Income from operations	23.6%		28.4%	24.3%		26.1%
Other income (expense)
Interest income	0.5%		—%	0.3%		—%
Interest expense	(7.0)%		(4.6)%	(6.4)%		(5.0)%
Loss on extinguishment and modification of debt	(1.0)%		—%	(0.6)%		—%
Other, net	0.1%		—%	0.1%		—%
Total other income (expense)	(7.3)%	*	(4.6)%	(6.7)%	*	(5.0)%
Income before provision for income taxes	16.3%		23.8%	17.7%	*	21.1%
Provision for income taxes	4.3%		5.5%	4.5%		5.8%
Net income	12.0%		18.3%	13.2%		15.3%
* Percentage amounts do not subtotal due to rounding.

Second Quarter and First Six Months 2019 Financial Highlights

We reported revenue and income from operations of $143.2 million and $33.8 million, respectively, for the three months ended June 30, 2019, compared to $110.8 million and $31.4 million, respectively, for the same period last year. We reported revenue and income from operations of $263.8 million and $64.2 million, respectively, for the six months ended June 30, 2019, compared to $215.6 million and $56.3 million, respectively, for the same period last year.

Other notable factors affecting our results for the three and six months ended June 30, 2019 compared to the prior year comparable periods are as follows:

•	the acquisition of Dover Downs on March 28, 2019 which contributed revenue of $25.8 million and $27.3 million for the three and six months ended June 30, 2019, respectively;

•
softness in the overall New England market throughout the second quarter of 2019 which was attributed to a challenging comparable period in 2018 due to pent up demand in the second quarter of 2019 as a result of poor weather during the first quarter of 2018 as well as the likely impact of decreased tax return dollars in the current year as a result of federal tax legislation changes at the end of 2017;

•
the continued ramp of Tiverton Casino Hotel, which opened in September 2018, which provided incremental top and bottom line contributions compared to Newport Grand which we operated in the first quarter 2018 prior to transferring the license to Tiverton;

•	new competition in the New England region did impact revenue late in the second quarter of 2019, particularly at the Twin River Casino Hotel;

•
legal and financial advisory costs of $0.8 million and $7.2 million recorded in the second quarter of 2019 and year-to-date period, respectively, related to the merger with Dover Downs and costs of becoming a publicly traded company;

•
decreased share-based compensation expense of $4.4 million and $9.3 million for the three and six month periods ended, respectively, as a result of the timing of performance awards and the settlement of the majority of liability classified awards in place in the prior year;

•	results for the first six months of 2018 included a $5.9 million charge associated with the Newport Grand disposal loss; and

•	restructuring charges of $0.7 million recorded in the second quarter of 2019 related to severance as we integrate our Dover Downs business.

Segment Performance
The following table sets forth certain financial information associated with results of operations for the three and six months ended June 30, 2019 and 2018. Non-gaming revenue includes hotel, food and beverage and other revenue. Non-gaming expenses include hotel, food and beverage and retail, entertainment and other expenses. All amounts are before any allocation of corporate costs.

(In thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue:
Gaming and Racing Revenue
Rhode Island	$66,727	$63,026	$3,701	5.9%	$136,558	$123,341	$13,217	10.7%
Delaware	14,158	—	14,158	100.0%	15,154	—	15,154	100.0%
Biloxi	20,756	20,351	405	2.0%	41,815	40,490	1,325	3.3%
Other	2,376	2,759	(383)	(13.9)%	4,298	5,171	(873)	(16.9)%
Total Gaming and Racing Revenue	104,017	86,136	17,881	20.8%	197,825	169,002	28,823	17.1%

Non-Gaming Revenue
Rhode Island	16,129	12,909	3,220	24.9%	32,422	24,967	7,455	29.9%
Delaware	11,593	—	11,593	100.0%	12,121	—	12,121	100.0%
Biloxi	11,362	11,665	(303)	(2.6)%	21,334	21,534	(200)	(0.9)%
Other	117	105	12	11.4%	147	118	29	24.6%
Total Non-Gaming Revenue	39,201	24,679	14,522	58.8%	66,024	46,619	19,405	41.6%
Total Revenue	143,218	110,815	32,403	29.2%	263,849	215,621	48,228	22.4%

Operating costs and expenses:
Gaming and Racing Expenses
Rhode Island	$14,636	$10,912	$3,724	34.1%	$28,951	$21,787	$7,164	32.9%
Delaware	5,562	—	5,562	100.0%	6,003	—	6,003	100.0%
Biloxi	7,051	7,003	48	0.7%	14,173	13,589	584	4.3%
Other	1,662	1,657	5	0.3%	3,051	3,102	(51)	(1.6)%
Total Gaming and Racing Expenses	28,911	19,572	9,339	47.7%	52,178	38,478	13,700	35.6%

Non-Gaming Expenses
Rhode Island	8,727	7,094	1,633	23.0%	18,015	13,674	4,341	31.7%
Delaware	7,124	—	7,124	100.0%	7,474	—	7,474	100.0%
Biloxi	6,088	6,108	(20)	(0.3)%	11,595	11,390	205	1.8%
Other	3	4	(1)	(25.0)%	5	4	1	25.0%
Total Non-Gaming Expenses	21,942	13,206	8,736	66.2%	37,089	25,068	12,021	48.0%

Advertising, general and administrative
Rhode Island	20,823	19,839	984	5.0%	43,961	38,690	5,271	13.6%
Delaware	7,883	—	7,883	100.0%	8,617	—	8,617	100.0%
Biloxi	9,961	9,685	276	2.8%	19,327	18,982	345	1.8%
Other	9,380	10,839	(1,459)	(13.5)%	14,405	20,721	(6,316)	(30.5)%
Total Advertising, general and administrative	48,047	40,363	7,684	19.0%	86,310	78,393	7,917	10.1%

Margins:
Gaming and Racing Expenses as a percentage of Gaming and Racing Revenue	28%	23%		5%	26%	23%		3%
Non-Gaming Expenses as a percentage of Non-gaming Revenue	56%	54%		2%	56%	54%		2%
Advertising, general and administrative as a percentage of Total Revenue	34%	36%		(2)%	33%	36%		(3)%

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018
Revenue
Revenue for the three months ended June 30, 2019 increased 29.2%, or $32.4 million, to $143.2 million, from $110.8 million in the same period last year. Revenue for the six months ended June 30, 2019 increased 22.4%, or $48.2 million, to $263.8 million, from $215.6 million in the same period last year. The increases in revenue for the three and six month periods were primarily driven by Dover Downs which contributed $25.8 million and $27.3 million, respectively, to revenues. The three and six months ended June 30, 2019 were also favorably impacted by incremental revenue at the Tiverton Casino Hotel, which opened in the third quarter of 2018. Revenue in the quarter was also negatively impacted by new competition in the region that opened late in the quarter.
Gaming revenue for the three months ended June 30, 2019 increased $18.0 million, or 21.8%, food & beverage revenue increased $6.5 million, or 52.9%, and hotel revenue increased $5.9 million, or 107.6%, each compared to the same period in 2018. Gaming revenue for the six months ended June 30, 2019 increased $29.3 million, or 18.1%, food & beverage revenue increased $8.5 million, or 35.8%, and hotel revenue increased $7.8 million, or 78.0%, each compared to the same period in 2018.
Operating costs and expenses
Gaming and racing expenses for the three months ended June 30, 2019 increased $9.3 million, or 47.7%, to $28.9 million from $19.6 million in the comparable period in 2018. Gaming and racing expenses for the six months ended June 30, 2019 increased $13.7 million, or 35.6%, to $52.2 million from $38.5 million in the comparable period in 2018. Gaming and racing expenses from Dover Downs and incremental gaming and racing expenses from Tiverton, partially offset by the closing of Newport Grand, accounted for $8.3 million and $11.1 million of the increase for the three and six month periods, respectively.
Non-gaming expenses for the three months ended June 30, 2019 increased $8.7 million, or 66.2%, to $21.9 million from $13.2 million in the same period last year. Non-gaming expenses for the six months ended June 30, 2019 increased $12.0 million, or 48.0%, to $37.1 million from $25.1 million in the same period last year. These increases for the three and six month periods were primarily attributable to the inclusion of Dover Downs coupled with increases of $1.6 million and $4.3 million, respectively, in our Rhode Island segment due to the opening of the Tiverton Casino Hotel and new hotel at Twin River Casino Hotel, partially offset by the closing of Newport Grand.
Advertising, general and administrative
Advertising, general and administrative expenses for the three months ended June 30, 2019 increased $7.7 million, or 19.0%, to $48.0 million from $40.4 million in the same period last year. Advertising, general and administrative expenses for the six months ended June 30, 2019 increased $7.9 million, or 10.1%, to $86.3 million from $78.4 million in the same period last year. These increases were primarily related to the addition of Dover Downs in the current year periods. Additionally, we incurred higher corporate overhead costs as we made corporate investments in preparation of future growth coupled with the additional costs to meet reporting requirements associated with becoming a publicly traded company. Increases in our advertising, general and administrative expenses were partially offset by decreases in share-based compensation expense of $4.4 million and $9.3 million for the three and six month periods, respectively, resulting from the timing of performance grants and the settlement of certain liability classified awards which were being marked-to-market in the prior year that settled in late 2018.
Acquisition, integration and restructuring expense
We incurred $2.2 million and $9.1 million of acquisition, integration and restructuring expense during the three and six month periods ended June 30, 2019, respectively, compared to $0.7 million in each of the prior year periods. The Dover Downs merger and going public expenses were $0.8 million and $7.2 million for the current year three and six month periods compared to $0.7 million in each of the prior year three and six month periods. Additionally, we incurred $0.8 million of acquisition costs in the second quarter 2019 related to the recently announced proposed acquisitions of Black Hawk, CO, Isle Kansas City and Lady Luck Casino Vicksburg. During the three months ended June 30, 2019, we also reported restructuring expenses of $0.7 million related to Dover Downs severance.
Other operating costs and expenses
During the six months ended June 30, 2018, we recorded other operating costs and expenses of $5.9 million directly attributable to a disposal loss related to the sale of Newport Grand. We also incurred $0.5 million of expansion and pre-opening expenses during the six months ended June 30, 2018 related to Tiverton Casino Hotel prior to its opening on September 1, 2018. We did not incur other operating costs and expenses during the three and six months ended June 30, 2019.

Depreciation and amortization
Depreciation and amortization for the three months ended June 30, 2019 was $8.2 million, an increase of $3.1 million, or 60.3%, compared to the same period last year. Depreciation and amortization for the six months ended June 30, 2019 was $15.0 million, an increase of $4.7 million, or 45.0%, compared to the same period last year. These increases were attributable to increased depreciation as a result of the Tiverton Casino Hotel which opened in late 2018, the Dover Downs acquisition and, to a lesser extent, the new hotel at Twin River Casino Hotel.
Income from operations
Income from operations was $33.8 million for the three months ended June 30, 2019 compared to $31.4 million in 2018. As a percentage of revenue, income from operations decreased from 28.4% to 23.6% compared to the same period last year.
Income from operations was $64.2 million for the six months ended June 30, 2019 compared to $56.3 million in 2018. As a percentage of revenue, income from operations decreased from 26.1% to 24.3% compared to the prior year. The six months ended June 30, 2018 included the $5.9 million disposal for Newport Grand.
Other income (expense)
Total other expense increased $5.5 million to $10.5 million for the three months ended June 30, 2019 compared to last year and $6.8 million to $17.6 million for the six months ended June 30, 2019 compared to last year. Total other expense is primarily comprised of interest expense which was $10.0 million for the three months ended June 30, 2019, an increase of $4.9 million from $5.1 million in 2018, and $17.0 million for the six months ended June 30, 2019, an increase of $6.2 million from $10.8 million in 2018, due to increased borrowings and higher interest rates year-over-year. The three and six months ended June 30, 2019 also included a loss on extinguishment and modification of debt of $1.5 million as a result of the debt refinancing completed during the quarter ended June 30, 2019.
Provision for income taxes
Provision for income taxes for the three months ended June 30, 2019 decreased $0.1 million year-over-year. The effective tax rate for the quarter was 26.3% compared to 23.0% for the three months ended June 30, 2018. We expect our effective tax rate for the remainder of the year to be consistent with the second quarter of 2019.
Provision for income taxes for the six months ended June 30, 2019 decreased $0.8 million year-over-year. The effective tax rate for the six months ended June 30, 2019 was 25.4% compared to 27.7% for the six months ended June 30, 2018. The decrease in the effective tax rate was primarily due to a decrease in nondeductible share-based compensation expenses in the six months ended June 30, 2019 compared to the same period last year.
Net income
Net income for the three months ended June 30, 2019 was $17.2 million, a decrease of $3.1 million, or 15.4%, from $20.3 million in the same period last year. As a percentage of revenue, net income decreased from 18.3% for the three months ended March 31, 2018 to 12.0% for the three months ended June 30, 2019. Net income for the six months ended June 30, 2019 was $34.8 million, an increase of $1.8 million, or 5.6%, from $32.9 million in the same period last year. As a percentage of revenue, net income decreased from 15.3% for the six months ended June 30, 2018 to 13.2% for the six months ended June 30, 2019.

Critical Accounting Policies and Estimates

Except as described below, there were no material changes in critical accounting policies and estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to Item 7. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a complete list of our Critical Accounting Policies and Estimates.

Pension Plan

We sponsor a pension plan that covers certain employees who meet eligibility requirements. On June 15, 2011, it was announced that the Dover Downs Gaming & Entertainment, Inc. Pension Plan (“Dover Downs Pension Plan”), which we acquired during the first quarter of 2019, was frozen to participation and benefit accruals as of July 31, 2011. The benefits provided by our defined benefit pension plan are based on years of service and employee’s remuneration through July 31, 2011.

While we believe the valuation methods used to determine the fair value of plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The determination of our obligation and related expense for Company-sponsored pension benefits is dependent, in part, on management’s selection of certain actuarial assumptions used in calculating these amounts. These assumptions include, among other things, the discount rate and the expected long-term rate of return on plan assets. Refer to Note 10. “Benefit Plans” in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to the actuarial assumptions used in determining pension liabilities and expenses.

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

Share-based Compensation

In the second quarter of 2019, the Company changed its accounting principle for reporting share-based compensation expense in the condensed consolidated statements of operations per FASB Codification Topic 718, Compensation - Stock Compensation (“ASC 718”). The new principle will be to record compensation expense for share-based compensation awards which contain only a service condition, i.e. time-based awards, using the straight-line method of accounting recognizing compensation expense over the requisite service period and treating all tranches as one award. The Company previously recorded share-based compensation expense for awards with graded vesting over the requisite service period on an accelerated basis, as if each tranche were a separate award. The straight-line method of accounting was adopted to better align the Company’s recognition of share-based compensation expense with its peers and to expense restricted stock units in a consistent manner that is representative of the requisite service period.

Recent Accounting Pronouncements

Refer to Note 2. “Recently Adopted and Issued Accounting Pronouncements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that affect us.

Liquidity and Capital Resources
Cash flow summary

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$56,666	$55,435
Net cash used in investing activities	(29,220)	(70,417)
Net cash provided by (used in) financing activities	282,009	(5,237)
Net cash provided by operating activities
Net cash provided by operating activities for the six months ended June 30, 2019 was $56.7 million, an increase of $1.2 million compared to the six months ended June 30, 2018. This increase was attributable to a $8.2 million increase in cash provided by operating assets and liabilities, driven by an increase in accounts payable of $6.1 million resulting primarily from gaming taxes payable to the State of Rhode Island, offset by a decrease of $7.0 million in net income adjusted for non-cash items for the six months ended June 30, 2019 compared to 2018.
We believe that our net cash flows from operating activities and funds available from our Credit Facility (defined below) will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future. In addition, with the Expanded Gaming Act that was signed into law in Massachusetts, we expect to face increased competition in the Rhode Island market. In June 2015, the slots-only Plainridge Park Casino opened in Plainville, Massachusetts, in the third quarter of 2018, MGM Resorts International opened the $1.0 billion Springfield resort casino in Springfield, Massachusetts and in June 2019, Encore Boston Harbor opened in Everett, Massachusetts. We did see some impact at the end of the second quarter of 2019 as a result of the opening of Encore Boston Harbor, which was in line with our expectations. While competition has and will continue to affect us, by focusing on attracting and maintaining customers and increasing our marketing, we believe we will continue to be competitive in our markets.
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2019 was $29.2 million, a decrease of $41.2 million compared to the six months ended June 30, 2018. The decrease was primarily driven by a reduction in capital expenditures compared to the prior year period related to the Tiverton Casino Hotel and the new hotel at Twin River Casino Hotel of $56.9 million and $10.4 million, respectively. This decrease was partially offset by the cash outlay for the acquisition of Dover Downs, net of cash acquired of $9.6 million, and a year-over-year increase in maintenance and small project capital expenditures of $7.5 million.

Net cash provided by financing activities
Net cash provided by financing activities for the six months ended June 30, 2019 was $282.0 million, compared to net cash used in financing activities for the six months ended June 30, 2018 of $5.2 million. This change was primarily driven by proceeds received from the Term Loan Facility and Senior Notes (both defined below) net of fees incurred, of $683.2 million, partially offset by an increase of $310.3 million of debt repayments on our previous term loan.
Working Capital
At June 30, 2019, cash and cash equivalents and restricted cash totaled $390.9 million, compared to $81.4 million at December 31, 2018. The increase of $309.5 million is primarily attributable to proceeds received from the Term Loan Facility and Senior Notes (both defined below), net of fees incurred and repayment of existing debt balances, coupled with cash from operations from the six months ended June 30, 2019 offset by the acquisition of Dover Downs and capital expenditures.
At June 30, 2019, net working capital balance was $344.6 million, compared to $46.9 million at December 31, 2018, reflective of the timing of working capital balances discussed above.
We assess liquidity in terms of the ability to generate cash to fund operating, investing and financing activities. The primary ongoing cash requirements will be to fund operations, capital expenditures, interest payments, investments and pay a quarterly dividend in line with our business strategy. We believe that future operating cash flows will be sufficient to meet future needs for operating and internal investing cash for the next twelve months. Furthermore, existing cash balances and availability of additional borrowings under the Credit Facility (defined below) provide additional sources of liquidity which were utilized to fund the $75 million tender offer, which we completed on July 26, 2019, and are expected to be used to fund the payment of the purchase price for the announced proposed acquisitions of Black Hawk, CO, Isle Kansas City and Lady Luck Vicksburg, all of which are expected to close in early 2020. We are also considering further repurchases of our common stock, which may be effected through one or more private repurchase transactions, tender offers and/or market or accelerated stock repurchase programs. The amount, timing and terms of any return of capital to shareholders will be determined at that time and will be based on prevailing market conditions, our financial condition and prospects, our debt and regulatory covenants, our near- and long-term cash requirements and other factors.

Capital Return Program and Quarterly Cash Dividend

During the second quarter of 2019, we announced that our Board of Directors approved a capital return program under which the Company may expend a total of up to $250 million for a stock repurchase program and payment of dividends. On June 14, 2019, the Board of Directors declared a cash dividend of $0.10 per common share payable on July 23, 2019 to shareholders of record as of July 9, 2019. On July 26, 2019, we completed a tender offer and repurchased approximately 2.5 million shares of our common stock for cash at a price of $29.50 per share for an aggregate purchase price of $75 million. The tender offer was funded with cash on hand. In addition, we expect to continue to pay quarterly cash dividends on our common stock targeted at approximately 1% on an annual yield basis based on our recent common stock trading price. However, future dividends will be considered and declared by the Board of Directors at its discretion.

Senior Secured Credit Facility

On May 10, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with Citizens Bank, N.A., as administrative agent (the “Agent”), and the lenders party thereto (the “Credit Facility”), consisting of a $300.0 million term loan B facility (the “Term Loan Facility” or “Term Loan”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility” or “Revolver”). There were no borrowings under the Revolver at closing. The Company’s obligations under the Revolver will mature on May 10, 2024. The Company’s obligations under the Term Loan Facility will mature on May 10, 2026. The Company is required to make quarterly principal payments of $750,000 on the Term Loan Facility on the last day of each fiscal quarter beginning on September 30, 2019. In addition, the Company is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances and asset sales and, commencing in the fiscal year ending December 31, 2020, the Company is required to apply a portion of its excess cash flow to repay amounts outstanding under the Credit Facility.

6.75% Senior Notes due 2027

On May 10, 2019, the Company issued $400 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 (the “Senior Notes”). Interest on the Senior Notes will be paid semi-annually in arrears on June 1 and December 1. The Company used a portion of the net proceeds from the Senior Notes, together with a portion of the proceeds from our Term Loan

Facility, to repay borrowings under its retired bank credit facility. The balance of such net proceeds as of June 30, 2019 was held in cash.
Refer to Note 8. “Long-Term Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Credit Facility and Senior Notes.
Capital Expenditures
Capital expenditures are accounted for as either project or maintenance (replacement) capital expenditures. Project capital expenditures are for fixed asset additions that expand an existing facility or create a new facility. Maintenance and small project capital expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost effective to repair.
For the six months ended June 30, 2019, capital expenditures, were $18.7 million, consisting of a mix of payments associated with the Tiverton Casino Hotel and the new hotel at Twin River Casino Hotel and maintenance and small project capital expenditures. We anticipate that 2019 capital spending will be approximately $24 million. The decrease in expected capital expenditures from 2018 to 2019 is primarily driven by the completion of Tiverton Casino Hotel and the new hotel for Twin River Casino Hotel during 2018, partially offset by an increase related to planned capital expenditures following the acquisition of Dover Downs.

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

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings. Except as described in Note 8. “Long-Term Debt” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no other material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting
On March 28, 2019, the Company completed its acquisition of Dover Downs. See Note 4. “Acquisitions” included in Part I. Item 1 of this Quarterly Report on Form 10-Q for a discussion of the acquisition and related financial data. The Company is currently in the process of integrating Dover Downs’ internal controls over financial reporting. Except for the inclusion of Dover Downs, there has been no change in our internal control over financial reporting that occurred during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR NOTES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
2.1
Equity Purchase Agreement dated as of July 10, 2019, by and among Isle of Capri Casinos LLC, IOC-Vicksburg, Inc. and IOC-Vicksburg, L.L.C., Rainbow Casino Vicksburg Partnership, L.P., IOC-Kansas City, Inc., Twin River Management Group, Inc., Premier Entertainment Vicksburg, LLC, and, solely for purposes of Section 1.5, Section 4.17, Section 4.21, Section 4.22 and Section 8.19, Eldorado Resorts, Inc., and solely for purposes of Section 1.5 and Section 8.20, Twin River Worldwide Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-38850) filed July 11, 2019)

4.1
Indenture, dated as of May 10, 2019, among Twin River Worldwide Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-38850) filed on May 13, 2019)

10.1
Credit Agreement, dated as of May 10, 2019, among Twin River Worldwide Holdings, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Citizens Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-38850) filed on May 13, 2019)

18.1	Preferability letter of Deloitte & Touche LLP, independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tages are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Twin River Worldwide Holdings, Inc.’s Quarterly report on Form 10-Q for the quarter ended June 30, 2019, formatted in inline XBRL contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 12, 2019.

TWIN RIVER WORLDWIDE HOLDINGS, INC.

By:	/s/ STEPHEN H. CAPP
Stephen H. Capp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)