Form 10-Q
period 2019-09-30
Twin River Worldwide Holdings, Inc.
filed 2019-11-14
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 31, 2019 there were 34,233,501 shares of the registrant’s common stock outstanding.

TWIN RIVER WORLDWIDE HOLDINGS, INC.

PART I.	FINANCIAL INFORMATION
ITEM 1.     Financial Statements

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$232,603	$77,580
Restricted cash	2,056	3,851
Accounts receivable, net	22,525	22,966
Inventory	8,021	6,418
Prepaid expenses and other assets	24,840	11,647
Total current assets	290,045	122,462
Property and equipment, net	513,157	416,148
Right of use assets, net	17,473	—
Goodwill	132,805	132,035
Intangible assets, net	111,896	110,104
Other assets	5,542	1,603
Total assets	$1,070,918	$782,352
Liabilities and Shareholders’ Equity
Current portion of long-term debt	$3,000	$3,595
Current portion of lease obligations	1,009	—
Accounts payable	13,753	14,215
Accrued liabilities	79,129	57,778
Total current liabilities	96,891	75,588
Lease obligations, net of current portion	16,467	—
Pension benefit obligations	6,144	—
Deferred tax liability	5,647	17,526
Long-term debt, net of current portion	681,219	390,578
Other long-term liabilities	1,785	—
Total liabilities	808,153	483,692
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 41,167,609 and 39,421,356 shares issued as of September 30, 2019 and December 31, 2018, respectively; 34,574,587 and 37,989,376 shares outstanding as of September 30, 2019 and December 31, 2018, respectively.	411	380
Additional paid in capital	184,953	125,629
Treasury stock, at cost, 6,593,022 and 1,431,980 shares as of September 30, 2019 and December 31, 2018, respectively.	(163,114)	(30,233)
Retained earnings	240,515	202,884
Total shareholders’ equity	262,765	298,660
Total liabilities and shareholders’ equity	$1,070,918	$782,352
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Gaming	$88,315	$82,067	$279,417	$243,915
Racing	3,255	3,286	9,978	10,440
Hotel	11,119	5,712	28,814	15,652
Food and beverage	18,054	12,129	50,366	35,915
Other	8,566	7,300	24,583	20,193
Total revenue	129,309	110,494	393,158	326,115

Operating costs and expenses:
Gaming	23,529	17,906	70,683	51,660
Racing	2,293	2,317	7,317	7,041
Hotel	4,190	2,098	11,087	5,914
Food and beverage	15,324	9,656	42,065	28,324
Retail, entertainment and other	2,252	1,892	5,703	4,476
Advertising, general and administrative	50,011	35,303	136,321	113,696
Expansion and pre-opening	—	2,139	—	2,624
Acquisition, integration and restructuring expense	1,930	3,680	11,047	4,344
Newport Grand disposal loss	—	656	—	6,541
Depreciation and amortization	8,329	5,196	23,331	15,543
Total operating costs and expenses	107,858	80,843	307,554	240,163
Income from operations	21,451	29,651	85,604	85,952

Other income (expense):
Interest income	810	42	1,577	120
Interest expense, net of amounts capitalized	(11,461)	(5,406)	(28,478)	(16,251)
Loss on extinguishment and modification of debt	—	—	(1,491)	—
Other, net	1	—	183	—
Total other expense, net	(10,650)	(5,364)	(28,209)	(16,131)

Income before provision for income taxes	10,801	24,287	57,395	69,821

Provision for income taxes	3,802	7,913	15,620	20,513
Net income	$6,999	$16,374	$41,775	$49,308
Deemed dividends related to changes in fair value of common stock subject to possible redemption	—	1,036	—	(1,574)
Net income applicable to common stockholders	$6,999	$17,410	$41,775	$47,734

Net income per share, basic	$0.19	$0.47	$1.07	$1.29
Weighted average common shares outstanding, basic	37,809	36,925	39,063	36,891
Net income per share, diluted	$0.18	$0.45	$1.07	$1.21
Weighted average common shares outstanding, diluted	37,925	38,575	39,183	39,338
Note: Net income equals comprehensive income for all the periods presented.
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2018	37,989,376	$380	$125,629	$(30,233)	$202,884	$298,660
Release of restricted stock	161,980	1	—	—	—	1
Share-based compensation - equity awards	—	—	151	—	—	151
Retirement of treasury shares	—	—	(30,233)	30,233	—	—
Share repurchases	(16,340)	—	—	(409)	—	(409)
Stock issued for purchase of Dover Downs	2,976,825	30	86,750	—	—	86,780
Net income	—	—	—	—	17,596	17,596
Balance as of March 31, 2019	41,111,841	$411	$182,297	$(409)	$220,480	$402,779
Release of restricted stock	35,756	—	—	—	—	—
Dividends - $0.10 per share	—	—	—	—	(4,144)	(4,144)
Share-based compensation - equity awards	—	—	1,628	—	—	1,628
Net income	—	—	—	—	17,180	17,180
Balance as of June 30, 2019	41,147,597	411	183,925	(409)	233,516	417,443
Share-based compensation - equity awards	—	—	1,028	—	—	1,028
Release of restricted stock	3,672	—	—	—	—	—
Share repurchases (including tender offer)	(6,576,682)	—	—	(162,705)	—	(162,705)
Net income	—	—	—	—	6,999	6,999
Balance as of September 30, 2019	34,574,587	$411	$184,953	$(163,114)	$240,515	$262,765

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2017	36,199,704	$362	$67,910	$(22,275)	$130,806	$176,803
Stock options exercised via repayment of non-recourse notes	368,000	4	9,016	—	—	9,020
Share-based compensation - equity awards	—	—	506	—	—	506
Release of restricted stock	25,136	—	—	—	—	—
Common stock subject to possible redemption	(25,136)	—	(685)	—	—	(685)
Deemed dividends related to changes in fair value of common stock subject to possible redemption	—	—	—	—	(1,305)	(1,305)
Net income	—	—	—	—	12,634	12,634
Balance as of March 31, 2018	36,567,704	$366	$76,747	$(22,275)	$142,135	$196,973
Share-based compensation - equity awards	—	—	504	—	—	504
Deemed dividend related to changes in fair value of common stock subject to possible redemption	—	—	—	—	(1,305)	(1,305)
Net income	—	—	—	—	20,300	20,300
Balance as of June 30, 2018	36,567,704	366	77,251	(22,275)	161,130	216,472
Share-based compensation - equity awards	—	—	689	—	—	689
Deemed dividends related to changes in fair value of common stock subject to possible redemption	—	—	—	—	1,036	1,036
Net income	—	—	—	—	16,374	16,374
Balance as of September 30, 2018	36,567,704	$366	$77,940	$(22,275)	$178,540	$234,571
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$41,775	$49,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	18,920	11,438
Amortization of intangible assets	4,411	4,105
Amortization of operating lease right of use assets	966	—
Share-based compensation - liability awards	—	5,652
Share-based compensation - equity awards	2,807	1,699
Amortization of debt financial costs and discounts on debt	1,976	2,480
Loss on debt extinguishment and modification of debt	1,491	—
Bad debt expense	135	182
Net pension and other postretirement benefit income	(39)	—
Deferred income taxes	—	2,649
Newport Grand disposal loss	—	6,541
Gain on disposal of property and equipment	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	5,980	(7,133)
Inventory	(210)	1,345
Prepaid expenses and other assets	(7,834)	(2,422)
Accounts payable	(5,439)	1,066
Accrued liabilities	7,768	5,135
Net cash provided by operating activities	72,702	82,045
Cash flows from investing activities:
Deposit paid	—	(981)
Repayment of loans from officers and directors	—	1,073
Acquisition of Dover Downs Gaming & Entertainment, Inc., net of cash acquired	(9,606)	—
Proceeds from sale of land and building for Newport Grand disposal	—	7,108
Proceeds from sale of property and equipment	7	5
Capital expenditures, excluding Tiverton Casino Hotel and new hotel at Twin River Casino	(17,645)	(5,107)
Capital expenditures - Tiverton Casino Hotel	(1,824)	(79,010)
Capital expenditures - new hotel at Twin River Casino	(3,765)	(20,781)
Payments associated with licenses	(1,092)	(209)
Net cash used in investing activities	(33,925)	(97,902)
Cash flows from financing activities:
Revolver borrowings	25,000	41,000
Revolver repayments	(80,000)	—
Term loan proceeds, net of fees of $10,655	289,345	—
Term loan repayments	(343,189)	(33,327)
Senior note proceeds, net of fees of $6,130	393,870	—
Payment of financing fees	(3,352)	—
Share repurchases (including tender offer)	(163,114)	—
Stock options exercised via repayment of non-recourse notes	—	890
Payment of shareholder dividends	(4,109)	—
Net cash provided by financing activities	114,451	8,563

Net change in cash and cash equivalents and restricted cash	153,228	(7,294)
Cash and cash equivalents and restricted cash, beginning of period	81,431	93,216
Cash and cash equivalents and restricted cash, end of period	$234,659	$85,922

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,069	$17,005
Cash paid for income taxes	12,843	17,017

Non-cash investing and financing activities:
Unpaid property and equipment	$498	$24,219
Deposit applied to fixed asset purchases	981	—
Deemed dividends related to changes in fair value of common stock subject to possible redemption	—	1,574
Intrinsic value of stock options exercised via repayment of non-recourse notes	—	8,130
Termination of operating leases via purchase of underlying assets	1,665	—
Stock issued for acquisition of Dover Downs Gaming & Entertainment, Inc.	86,780	—
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Twin River Worldwide Holdings, Inc. (the “Company”, “TRWH”) is a diverse, multi-jurisdictional owner and operator of gaming and racing facilities, including slot machines and various casino table games. The Company, through its wholly owned subsidiary Twin River Management Group, Inc. (“TRMG”), owns and manages the Twin River Casino Hotel (“Twin River Casino Hotel”) in Lincoln, Rhode Island, the Tiverton Casino Hotel (“Tiverton Casino Hotel”) in Tiverton, Rhode Island, the Hard Rock Hotel & Casino (“Hard Rock Biloxi”) in Biloxi, Mississippi, the Dover Downs Hotel & Casino (“Dover Downs Casino Hotel”) in Dover, Delaware, and the Arapahoe Park racetrack and Havana Park off-track betting (“Mile High USA”) in Aurora, Colorado. Following the closure of the Newport Grand Casino (“Newport Grand”) in August 2018, we opened the Tiverton Casino Hotel on September 1, 2018. On March 28, 2019, we completed our acquisition of Dover Downs Gaming & Entertainment, Inc., which consisted of Dover Downs Casino Hotel (collectively, “Dover Downs”). On January 29, 2019, the Company entered into an agreement to acquire the operations and real estate of three casino properties in Black Hawk, Colorado and on July 10, 2019 the Company entered into an agreement to acquire the operations and real estate of Isle of Capri Casino Kansas City in Kansas City, Missouri (“Isle Kansas City”) and Lady Luck Casino Vicksburg in Vicksburg, Mississippi (“Lady Luck Vicksburg”). See Note 4. “Acquisitions” for further information.
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all cash balances and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.
As of September 30, 2019 and December 31, 2018, restricted cash of $2.1 million and $3.9 million, respectively, was comprised of video lottery terminal (“VLT”) and table games cash, payable to the State of Rhode Island, which is unavailable for the Company’s use. The following table reconciles cash and restricted cash in the condensed consolidated balance sheets to the total shown on the condensed consolidated statements of cash flows.

	September 30,	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$232,603	$77,580
Restricted cash	2,056	3,851
Total cash and cash equivalents and restricted cash	$234,659	$81,431

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Treasury Stock
The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. Upon settlement, these shares are classified as treasury stock, which is a reduction to shareholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.
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
The inputs used to measure the fair value of an asset or a liability are categorized within levels of the fair value hierarchy. The fair value measurement is categorized in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the measurement. There were no transfers made among the three levels in the fair value hierarchy for the three and nine months ended September 30, 2019.

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
The Company also has leasing arrangements with third-party lessees at its properties. Leasing arrangements for which the Company acts as a lessor are not deemed to be material as of September 30, 2019.
The Company continues to account for leases in the prior period financial statements under ASC 840. See Note 9. “Leases” for further discussion.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Change in Accounting Principle

In the second quarter of 2019, the Company changed its accounting principle for reporting share-based compensation expense in the condensed consolidated statements of operations per FASB Codification Topic 718, Compensation - Stock Compensation (“ASC 718”). The new principle is to record compensation expense for share-based compensation awards which contain only a service condition, i.e. time-based awards, using the straight-line method of accounting recognizing compensation expense over the requisite service period and treating all tranches as one award. The Company previously recorded share-based compensation expense for awards with graded vesting over the requisite service period on an accelerated basis, as if each tranche were a separate award. The straight-line method of accounting was adopted to better align the Company’s recognition of share-based compensation expense with its peers and to expense restricted stock units in a consistent manner that is representative of the requisite service period. This change in accounting principle was retrospectively applied, but had an immaterial effect on the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of shareholders’ equity, and condensed consolidated statements of cash flows. As a result of this change in accounting principle, share-based compensation expense was reduced by $0.2 million and $0.3 million for the three and nine months ended September 30, 2019, respectively. Net income for the three and nine months ended September 30, 2019 increased by approximately $0.1 million and $0.2 million, respectively, with an immaterial impact to diluted earnings per share amounts.

2.    RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous United States Generally Accepted Accounting Principles (“US GAAP”). For public companies, ASU 2016-02 was effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods, which for the Company was the first quarter of 2019) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carry-forward accounting conclusions under previous US GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under ASC 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted ASC 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the entire package of practical expedients described above. Based on the analysis, on January 1, 2019, the Company recorded right of use assets and a corresponding lease liability of approximately $18.8 million. There was no impact to opening retained earnings.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line item as the hedged item. The ASU also provides new alternatives for applying hedge accounting to additional hedging strategies, measuring the hedged item in fair value hedges of interest rate risk, reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method and reducing the risk of a material error correction if a company applies the shortcut method inappropriately. This ASU is effective for public companies in fiscal years beginning after December 15, 2018, which for the Company was the first quarter of 2019. The Company adopted this ASU in the first quarter of 2019, with no impact to its condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326)–Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard amends several aspects of the measurement of credit losses on financial instruments, including trade receivables. The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model and amends certain aspects of accounting for purchased financial assets with deterioration in credit quality since origination. Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets, based on historical experience, current conditions and forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses, to clarify that receivables arising from operating leases are not within the scope of ASC 326 and should instead, be accounted for in accordance with ASC 842, Leases. The standard is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. Adoption is through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (a modified-retrospective approach). The Company anticipates adopting this standard in the first quarter of 2020. The impact of adoption on the Company’s consolidated financial statements will depend on, among other things, the economic environment and the type of financial assets held on the date of adoption.

In August 2018, the FASB issued ASU No 2018-14, Compensation–Retirement Benefits–Defined Benefit Plans–General. This amendment improves disclosures over defined benefit plans and is effective for interim and annual periods ending after December 15, 2020 with early adoption allowed. The Company anticipates adopting this amendment during the first quarter of 2021 and does not expect it to have a significant impact on the condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820),–Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company anticipates adopting this amendment in the first quarter of 2020, and does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.
3.    REVENUE RECOGNITION

The Company accounts for revenue earned from contracts with customers under ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). The Company generates revenue from five principal sources: gaming services, hotel, racing, food and beverage and other.

Gaming revenue includes the share of VLT revenue for Twin River Casino Hotel, Tiverton Casino Hotel (upon its opening on September 1, 2018) and Newport Grand (until its closing on August 28, 2018), in each case, as determined by each property’s respective master VLT contracts with the State of Rhode Island. Twin River Casino Hotel is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share of VLT revenue generated from units in excess of 3,002 units. Tiverton Casino Hotel is (and Newport Grand was) entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Twin River Casino Hotel. Gaming revenue also includes Twin River Casino Hotel’s and Tiverton Casino Hotel’s share of table games revenue. Twin River Casino Hotel and Tiverton Casino Hotel each were entitled to an 83.5% share of table games revenue as of September 30, 2019. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming services on behalf of the State of Rhode Island.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Gaming revenue also includes Dover Downs’ share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Dover Downs is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of September 30, 2019, Dover Downs was entitled to an approximately 42% share of VLT revenue and an 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis, which is the percentage share of VLT and table games revenue received, as the Company acts as an agent in operating the gaming services on behalf of the State of Delaware.

Gaming revenue also includes the casino revenue of Hard Rock Biloxi, which is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips outstanding and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of credits played, are charged to revenue as the amount of the progressive jackpots increase.

Gaming services contracts have two performance obligations for those customers earning incentives under the Company’s player loyalty programs and a single performance obligation for customers who do not participate in the programs. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the effects on the condensed consolidated financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with incentives earned under loyalty programs, the Company allocates an amount to the loyalty program contract liability based on the stand-alone selling price of the incentive earned for a hotel room stay, food and beverage or other amenity. The performance obligations for the incentives earned under the loyalty programs are deferred and recognized as revenue when the customer redeems the incentive. When redeemed, revenue is recognized in the department that provides the goods or service. After allocating revenue to other goods and services provided as part of casino wager contracts, the Company records the residual amount to gaming revenue as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. The allocated revenue for gaming wagers is recognized when the wagers occur as all such wagers settle immediately.

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Hotel	$5,594	$2,945	$14,528	$8,270
Food and beverage	8,940	5,908	22,488	17,465
Other	1,910	1,656	5,071	4,234
	$16,444	$10,509	$42,087	$29,969

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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables provide a disaggregation of revenue by segment:

(in thousands)	Rhode Island	Delaware	Biloxi	Other	Total
Three Months Ended September 30, 2019
Gaming	$52,477	$14,594	$21,244	$—	$88,315
Racing	714	181	—	2,360	3,255
Hotel	1,781	4,036	5,302	—	11,119
Food and beverage	7,433	5,915	4,702	4	18,054
Other	5,437	1,167	1,847	115	8,566
Total revenue	$67,842	$25,893	$33,095	$2,479	$129,309

Three Months Ended September 30, 2018
Gaming	$61,209	n/a	$20,858	$—	$82,067
Racing	900	n/a	—	2,386	3,286
Hotel	109	n/a	5,603	—	5,712
Food and beverage	6,928	n/a	5,198	3	12,129
Other	5,633	n/a	1,542	125	7,300
Total revenue	$74,779	n/a	$33,201	$2,514	$110,494

Nine Months Ended September 30, 2019	Rhode Island	Delaware	Biloxi	Other	Total
Gaming	$186,888	$29,469	$63,060	$—	$279,417
Racing	2,861	460	—	6,657	9,978
Hotel	5,016	8,372	15,426	—	28,814
Food and beverage	24,833	12,604	12,923	6	50,366
Other	17,225	2,264	4,836	258	24,583
Total revenue	$236,823	$53,169	$96,245	$6,921	$393,158

Nine Months Ended September 30, 2018
Gaming	$182,567	n/a	$61,348	$—	$243,915
Racing	2,883	n/a	—	7,557	10,440
Hotel	109	n/a	15,543	—	15,652
Food and beverage	21,599	n/a	14,312	4	35,915
Other	15,930	n/a	4,022	241	20,193
Total revenue	$223,088	n/a	$95,225	$7,802	$326,115

Revenue included in operations from Dover Downs from the date of its acquisition, March 28, 2019, through September 30, 2019 is reported in the “Delaware” segment. Refer to Note 4. “Acquisitions” for further information.

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays, and amounts due from tracks and off track betting (“OTB”) locations. The Company’s receivables related to contracts with customers were $12.8 million and $13.3 million as of September 30, 2019 and December 31, 2018, respectively. The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, deposits made in advance for goods and services yet to be provided, and unpaid wagers. All of the contract liabilities are short term in nature. Loyalty program incentives earned by customers are typically redeemed within one year from when they are earned and expire if a customer’s account is inactive for more than twelve months; therefore, the majority of these incentives outstanding at the end of a period will either be redeemed or expire within the next twelve months. The Company’s contract liabilities related to loyalty programs were $12.0 million and $9.5 million as of September 30, 2019 and December 31, 2018, respectively, and are included as accrued liabilities in the condensed consolidated balance sheets. The Company recognized $2.7 million and $2.1 million of revenue related to loyalty program redemptions for the three months ended September 30, 2019 and 2018, respectively, and $7.3 million and $6.1 million for the nine months ended September 30, 2019 and 2018, respectively.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Advance deposits are typically for future banquet events and to reserve hotel rooms. These deposits are usually received weeks or months in advance of the event or hotel stay. The Company’s contract liabilities related to deposits from customers were $1.8 million and $0.6 million as of September 30, 2019 and December 31, 2018, respectively, and are included as accrued liabilities in the condensed consolidated balance sheets.

Unpaid wagers include unpaid pari-mutuel tickets and unpaid sports bet tickets. Unpaid pari-mutual tickets not claimed within twelve months by the customer who earned them are escheated to the state. The Company’s contract liabilities related to unpaid wagers were $1.1 million and $0.9 million as of September 30, 2019 and December 31, 2018, respectively, and are included as accrued liabilities in the condensed consolidated balance sheets.

ASC 606 requires complimentary items to be considered a separate performance obligation, which requires the Company to allocate a portion of revenue from a gaming transaction to other operating revenue based on the estimated standalone selling prices of the promotional items provided. For example, when a casino customer is given a complimentary room, the Company is required to allocate a portion of the casino revenue earned from the customer to hotel revenue based on the estimated standalone selling price of the hotel room. The estimated standalone selling price of hotel rooms is determined based on observable prices. The standalone selling price of food and beverage and other miscellaneous goods and services is determined based upon the actual retail prices charged customers for those items. Revenue is recognized in the period the goods or services are provided.

4.	ACQUISITIONS

Dover Downs Gaming & Entertainment, Inc.

On July 22, 2018, the Company entered into a merger agreement with Dover Downs pursuant to which, among other things, on March 28, 2019, a subsidiary of the Company merged with and into Dover Downs with Dover Downs becoming an indirect wholly-owned subsidiary of the Company. The merger resulted in Dover Downs’ shareholders exchanging their Dover Downs stock for Company common shares representing 7.225% of the outstanding shares of common stock in the combined company at closing. A total of 2,976,825 shares of common stock were issued at the transaction closing on March 28, 2019 and the valuation of those shares was based on the closing price of Dover Downs’ common stock on March 27, 2019.

(in thousands, except share and per share data)	March 28, 2019
Dover Downs shares outstanding	33,125,997
Closing Dover Downs share price on March 27, 2019	$2.62
Total fair value of Dover Downs stock purchased *	$86,790
Cash paid by the Company at closing, including amounts to retire Dover Downs debt, inclusive of accrued interest	$29,096
Consideration transferred	$115,886

*Shares issued at approximately $29.15 per share when considering the fair value of stock purchased and number of Company shares issued in conjunction with the acquisition.

The total consideration paid by the Company in connection with the Dover Downs acquisition was approximately $115.9 million, or $96.4 million, net of cash acquired of $19.5 million. This preliminary purchase price excludes transaction costs. During the three and nine months ended September 30, 2019, the Company incurred $0.4 million and $7.6 million, respectively, of transaction costs related to the merger and becoming a publicly traded company, compared to $3.7 million and $4.3 million, respectively, during the three and nine months ended September 30, 2018. These costs are included in acquisition, integration and restructuring expense in the condensed consolidated statements of operations and comprehensive income.

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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed. The Company has recorded adjustments to the preliminary opening balance sheet, as reflected in the table below, as a result of valuation procedures performed on balance sheet amounts. As of September 30, 2019, the purchase price allocation was preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such finalizations will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible assets acquired and liabilities assumed. Goodwill was $0.8 million at September 30, 2019. While the Company is still completing the final purchase accounting adjustments, material changes are not expected to the amounts recorded in the condensed consolidated financial statements as of September 30, 2019.

	As of March 28, 2019
(in thousands)	Preliminary as of March 31, 2019	Year to Date Adjustments	Preliminary as of September 30, 2019
Cash	$19,500	$—	$19,500
Accounts receivable	5,674	—	5,674
Due from State of Delaware	2,535	—	2,535
Inventory	1,891	(498)	1,393
Prepaid expenses and other assets	2,586	(107)	2,479
Property and equipment	103,657	(5,378)	98,279
Right of use asset	1,333	—	1,333
Intangible assets	5,110	—	5,110
Deferred income tax assets	6,655	5,224	11,879
Other assets	320	—	320
Goodwill	—	770	770
Accounts payable	(7,470)	97	(7,373)
Purses due to horseman	(2,613)	—	(2,613)
Accrued and other current liabilities	(13,014)	(80)	(13,094)
Lease obligations	(1,333)	—	(1,333)
Pension benefit obligations	(6,613)	—	(6,613)
Other long-term liabilities	(2,332)	(28)	(2,360)
Total purchase price	$115,886	$—	$115,886

Dover Downs’ revenue for the three and nine months ended September 30, 2019 was $25.9 million and $53.2 million, respectively. Net income for the three and nine months ended September 30, 2019 was $2.7 million and $4.0 million, respectively.

The following table presents unaudited supplemental pro forma consolidated revenue and net income based on Dover Downs’ historical reporting periods as if the acquisition had occurred as of January 1, 2018:

	Three Months Ended	Nine Months Ended
(in thousands, except per share data)	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	$135,002	$416,215	$396,948
Net income	$19,558	$47,325	$53,783
Net income applicable to common stockholders	$20,594	$47,325	$52,209
Net income per share, basic	$0.52	$1.21	$1.31
Net income per share, diluted	$0.50	$1.21	$1.23

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

Isle Kansas City and Lady Luck Vicksburg

On July 10, 2019, the Company entered into a definitive agreement to acquire the operations and real estate of Isle Kansas City and Lady Luck Vicksburg from Eldorado Resorts, Inc. in a cash transaction for $230 million, subject to certain customary post-closing adjustments. The transaction is subject to the satisfaction of certain customary closing conditions, including approval by the gaming regulators in Mississippi (which was received in October 2019) and Missouri, and is expected to close in early 2020.

The Company recorded acquisition costs related to pending acquisitions of Black Hawk, CO, Isle Kansas City and Lady Luck Vicksburg of $1.0 million and $2.2 million during the three and nine months ended September 30, 2019, respectively. These costs are included in acquisition, integration and restructuring expense in the condensed consolidated statements of operations and comprehensive income.

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
As of January 17, 2018, Newport Grand met the accounting guidance for assets held for sale, thus the Company recorded an impairment loss of $3.5 million during the three months ended March 31, 2018 and an additional $0.7 million during the three months ended September 30, 2018, for the difference between the fair value and the carrying value of the land, building and building improvements included in the Sale Agreement. The Company also recorded an expense of $2.4 million during the three months ended March 31, 2018, in accordance with ASC 450, Contingencies, as the amount due for certain liabilities became probable and reasonably estimable during the quarter ended March 31, 2018. The move from Newport Grand to Tiverton Casino Hotel occurred on September 1, 2018.
The following sets forth the calculation of the Newport Grand disposal loss for sale for the nine months ended September 30, 2018:

(in thousands)	Nine Months Ended September 30, 2018
Stated sale price	$10,150
Carrying value of land, building and improvements	(12,993)
Transaction costs	(669)
Impairment loss	(3,512)
Participation fees	(2,373)
Land, building and improvement disposal loss	$(5,885)
Equipment written-off upon facility closure	(656)
Newport Grand disposal loss	$(6,541)

The sale of the Newport Grand assets did not qualify as a discontinued operation as the sale was not a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.	ACCRUED LIABILITIES
As of September 30, 2019 and December 31, 2018, accrued liabilities consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Gaming liabilities	$22,443	$18,740
Compensation	16,432	16,622
Legal	1,121	3,784
Construction accruals	—	3,677
Property taxes	1,650	2,582
Purses due to horsemen	9,341	—
Interest payable	10,618	238
Other	17,524	12,135
Total accrued liabilities	$79,129	$57,778

7.	ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSE

The following table reflects acquisition, integration and restructuring expenses the Company recorded during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Acquisition and integration costs:
Dover Downs merger and going public expenses	$359	$3,680	$7,558	$4,344
Acquisition costs for other recently announced and pending acquisitions	1,043	—	2,245	—
Total	1,402	3,680	9,803	4,344
Restructuring expense	528	—	1,244	—
Total acquisition, integration and restructuring expense	$1,930	$3,680	$11,047	$4,344

Delaware

During the third quarter of 2019, the Company incurred restructuring expenses of $0.1 million related to severance costs incurred attributable to the acquisition of Dover Downs in the first quarter of 2019. The following table summarizes the restructuring liability accrual activity during the nine months ended September 30, 2019 related to the Delaware reportable segment.

(in thousands)	Severance
Restructuring liability as of December 31, 2018	$—
Additions	840
Payments	(716)
Restructuring liability as of September 30, 2019	$124

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Rhode Island

During the third quarter of 2019, the Company incurred restructuring expenses of $0.4 million related to severance costs incurred at the Company’s Twin River Casino Hotel location. The following table summarizes the restructuring liability accrual activity during the nine months ended September 30, 2019 related to the Rhode Island reportable segment.

(in thousands)	Severance
Restructuring liability as of December 31, 2018	$—
Additions	404
Payments	(247)
Restructuring liability as of September 30, 2019	$157

As of the end of the third quarter 2019, the Company does not expect to incur additional material restructuring costs for the remainder of 2019.

8.	LONG-TERM DEBT
As of September 30, 2019 and December 31, 2018, long-term debt consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Term Loan principal	$299,250	$342,439
Revolving Credit Facility	—	55,000
6.75% Senior Notes due 2027	400,000	—
Less: Unamortized original issue discount	(2,082)	(1,027)
Less: Unamortized deferred financing fees	(12,949)	(2,239)
Long-term debt, including current portion	684,219	394,173
Less: Current portion of Term Loan and Revolving Credit Facility	(3,000)	(3,595)
Long-term debt, net of discount and deferred financing fees, excluding current portion	$681,219	$390,578

Senior Secured Credit Facility and 6.75% Senior Notes due 2027

On May 10, 2019, the Company entered into a credit agreement (“the “Credit Agreement”) with Citizens Bank, N.A., as administrative agent, (the “Agent”), and the lenders party thereto (the “Credit Facility”), consisting of a $300.0 million Term B Loan facility (the “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility will mature on May 10, 2024. The Company’s obligations under the Term Loan Facility will mature on May 10, 2026. Beginning September 30, 2019, the Company is required to make quarterly principal payments of $750,000 on the Term Loan Facility on the last business day of each fiscal quarter. In addition, the Company is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, commencing with the fiscal year beginning January 1, 2020, the Company is required to apply a portion of its excess cash flow to repay amounts outstanding under the Credit Facility.

Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs and subject to a floor of 0.00% or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.50%, the prime rate as determined by the Agent, the one-month LIBOR rate plus 1.00%, and subject to a floor of 1.00%, in each case plus an applicable margin. In the event that the LIBOR rate is no longer available or no longer used to determine the interest rate of loans, the Company and the Agent will amend the Credit Agreement to replace LIBOR with an alternate benchmark rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR and until such amendment has become effective, loans will be based on the base rate. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.5% commitment fee, in respect of commitments under the Revolving Credit Facility, which may be subject to one or more step-downs based on the Company’s total net leverage ratio. As of September 30, 2019, the interest rate for the Credit Facility was 4.79%. There were no borrowings on the Revolving Credit Facility as of September 30, 2019.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Credit Facility allows the Company to (1) establish additional Term B Loans and/or establish one or more new tranches of term loans and/or (2) increase commitments under the Revolving Credit Facility and/or add one or more new tranches of revolving facilities, in an aggregate amount not to exceed the greater of (x) $195 million and (y) 100% of consolidated EBITDA for the most recent four-quarter period plus or minus certain amounts as specified in the Credit Agreement, including an unlimited amount subject to compliance with a consolidated total secured net leverage ratio as set out in the Credit Agreement.

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

The Credit Facility and the indenture governing the Senior Notes (the “Indenture”) each contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into certain transactions with affiliates, sell or otherwise dispose of assets, create or incur liens, and merge, consolidate or sell all or substantially all of the Company’s assets, in each case, subject to certain exceptions and qualifications. In addition, if more than 30% of the capacity of the Revolving Credit Facility is utilized, the Company must comply with a maximum total net leverage ratio, which is currently set at 5.50:1.00. These covenants are subject to exceptions and qualifications set forth in the Credit Facility and the Indenture. The Company was in compliance with all such covenants as of September 30, 2019.

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

As of December 31, 2018, the Former Revolving Credit Facility balance was $55.0 million. The Company repaid the Former Revolving Credit Facility and the Former Term Loan during the second quarter of 2019 with a portion of the proceeds from the Term Loan Facility and the Senior Notes. There were no letters of credit issued as of December 31, 2018. The weighted average interest rate on outstanding borrowings on the Former Revolving Credit facility was 6.26% on December 31, 2018.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

There are no operations at TRWH. Cash held as of September 30, 2019 and December 31, 2018 was $100.0 million and $0.2 million, respectively, an increase driven by proceeds received from the Term Loan Facility and Senior Notes, as described above.

9.	LEASES
Operating Leases
The Company is committed under various operating lease agreements primarily related to submerged tidelands, property and equipment.
Hard Rock Biloxi has an agreement with the State of Mississippi for the lease and use of approximately five acres of submerged tidelands for a primary term of thirty years, expiring September 30, 2037. Upon expiration of the primary term, Hard Rock Biloxi will have an option to extend the lease for a renewal term of thirty years; the renewal option has not been included in the calculation of the lease liability or right of use asset as the Company is not reasonably certain to exercise the option. Annual rent for the lease, as of September 30, 2019, is approximately $1.2 million and adjusts annually by the increase in the consumer price index (“CPI”). Future changes to the CPI are treated as variable lease payments and are recognized in the period in which the obligation for those payments is incurred.
Hard Rock Biloxi also has a Lease and Air Space agreement with the City of Biloxi. The agreement grants the Company rights to a parking area, and to the airspace above two defined parcels of land along with certain support structure rights for the construction of a parking garage. The arrangement has a 40-year term expiring November 18, 2043 with one 25-year renewal option at the Company’s option; the renewal option has not been included in the calculation of the lease liability or right of use asset as the Company is not reasonably certain to exercise the option. Monthly rent escalates every 5 years based on CPI, and we are responsible for property taxes. Future changes to the CPI are treated as variable lease payments and are recognized in the period in which the obligation for those payments is incurred.
Certain of the Company’s subsidiaries lease office space, parking space, memorabilia and equipment under agreements classified as operating leases that expire on various dates through 2027. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. Discount rates used to determine the present value of the lease payments are based on a credit-adjusted secured borrowing rate commensurate with the term of the lease.
Variable expenses generally represent the Company’s share of the landlord’s operating expenses and CPI increases. The Company does not have any leases classified as financing leases.
During the nine months ended September 30, 2019, three equipment leases were terminated via purchase of the underlying assets.
At September 30, 2019, the Company had operating lease liabilities of approximately $17.5 million and right of use assets of approximately $17.5 million, which were included in the condensed consolidated balance sheet.
As of September 30, 2019, the weighted average remaining lease term was 16.6 years, with a weighted-average discount rate of 6.7%.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following summarizes quantitative information about the Company’s operating leases:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating leases:
Operating lease cost	$544	$1,885
Variable lease cost	8	44
Operating lease expense	552	1,929
Short-term lease expense	1,205	2,088
Total lease expense	$1,757	$4,017

Supplemental cash flow and other information for the three and nine months ended September 30, 2019, related to operating leases was as follows:

(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$544	$1,897
Right of use assets obtained in exchange for operating lease liabilities		$18,771

As of September 30, 2019, future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)
Remaining 2019	$544
2020	2,157
2021	2,130
2022	1,846
2023	1,803
2024	1,753
Thereafter	19,503
Total	29,736
Less: present value discount	(12,260)
Operating lease obligations	$17,476

As of December 31, 2018, as calculated under ASC 840, Leases, future undiscounted minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)
2019	$2,941
2020	2,308
2021	1,688
2022	1,627
2023	1,653
Thereafter	27,252
$37,469

The Company also has leasing arrangements with third-party lessees at its properties. Leasing arrangements for which the Company acts as a lessor are not deemed material as of September 30, 2019.

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

Dover Downs Defined Benefit Pension Plan

Dover Downs maintained the Dover Downs Pension Plan, a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011. All full-time employees, and part-time employees who worked over 1,000 hours per year, were eligible to participate in the Dover Downs Pension Plan. Benefits provided by the qualified pension plan were based on years of service and employees’ remuneration over their term of employment. Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under the Dover Downs Pension Plan with no future benefit accruals after this date.

As the Company consummated the acquisition of Dover Downs on March 28, 2019, the net periodic benefit (income) cost was immaterial for the three months ended March 31, 2019. The net periodic benefit (income) cost and other changes in plan assets and benefit obligations, excluding service cost, is set forth in the table below for the three and nine months ended September 30, 2019.

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Service cost	$—	$—
Interest cost	221	442
Expected return on plan assets	(325)	(650)
Net periodic benefit (income) cost	$(104)	$(208)

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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assumptions

The principal assumptions used to determine net periodic pension benefit cost and benefit obligation under the Dover Downs Pension Plan as of March 28, 2019 consisted of the following:

Benefit Obligation
Weighted-average discount rate	4.1%
Expected long-term rate of return on plan assets	n/a

The Company utilizes a spot rate approach to determine the benefit obligation and the subsequent years’ interest cost component of the net periodic pension benefit. This method uses individual spot rates along the yield curve that correspond with the timing of each benefit payment and will provide a more precise measurement of the interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The Society of Actuaries’ RP 2014 Total Employee and Healthy Annuitant Mortality Tables rolled back to 2006 and projected with Mortality Improvement Scale MP-2018 are also utilized.

For 2019, the assumed long-term rate of return on plan assets is 7.5%.  In developing the expected long-term rate of return assumption, the Company reviewed asset class return expectations and long-term inflation assumptions and considered its historical compounded return, which was consistent with its long-term rate of return assumption.

Pension Plan Assets

The Company’s investment goals for the Dover Downs Pension Plan assets are to achieve a combination of moderate growth of capital and income with moderate risk. Acceptable investment vehicles will include mutual funds, exchange-traded funds (“ETFs”), limited partnerships, and individual securities. Target allocations for plan assets are 60% equities and 40% fixed income. Of the equity portion, approximately 50% will be targeted to be invested in passively managed securities using ETFs and the other approximately 50% will be targeted to be invested in actively managed investment vehicles. Diversification is addressed by investing in mutual funds and ETFs which hold large, mid and small capitalization U.S. stocks, international (non-U.S.) equities, REITS, and real estate assets (consisting of inflation-linked bonds, real estate and natural resources). A percentage of the investments are readily marketable in order to be available to fund benefit payment obligations as they become payable.

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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contributions

Minimum pension contributions of $0.4 million are required to be made to the Dover Downs Pension Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in 2019. We expect to contribute approximately $0.4 million to the Dover Downs Pension Plan in 2019.

Estimated Future Benefit Payments

The estimated future benefit payments under the Dover Downs Pension Plan are as follows:

(in thousands)
Remaining 2019	$419
2020	873
2021	911
2022	964
2023	1,035
Years 2024-2028	5,918

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
401(k) Plans
The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering non-union employees and certain union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. Dover Downs also maintains a defined contribution 401(k) plan, which permits participation by substantially all of its employees. Total employer contribution expense to both 401(k) profit-sharing plans was $0.4 million and $1.2 million for the three and nine months ended September 30, 2019, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2018, respectively.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.	SHAREHOLDERS’ EQUITY

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
Capital Return Program and Quarterly Cash Dividend

On June 14, 2019, the Company announced that its Board of Directors approved a capital return program under which the Company may expend a total of up to $250 million for a share repurchase program and payment of dividends. Share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. The Company expects to fund any share repurchases and dividends from existing capital resources. There is no fixed time period to complete share repurchases.

On July 26, 2019, the Company completed a modified Dutch auction tender offer (“Offer”). Initially, 2,542,357 shares were accepted for payment. As a result of a DTC participant’s error identified in August 2019, 37,386 shares that had been improperly tendered were returned, which reduced the number of purchased shares to 2,504,971 and an aggregate purchase price of $74 million. The Offer was funded with cash on hand.

During the third quarter of 2019, in addition to those shares purchased as part of the Offer, the Company repurchased 4,071,711 shares under the capital return program for an aggregate cost of $89 million.

Total share repurchase activity during the three and nine months ended September 30, 2019 was as follows:

(in thousands, except share data)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Number of common shares repurchased	6,576,682	6,593,022
Total cost	$162,705	$163,114
Average cost per share, including commissions	$24.74	$24.74

There was no share repurchase activity during the three and nine months ended September 30, 2018. All shares repurchased during the three and nine months ended September 30, 2019 were included in treasury stock as of September 30, 2019. The Company retired 1,431,980 shares of its common stock held in treasury during the three months ended March 31, 2019. The shares were returned to the status of authorized but unissued.

During the three and nine months ended September 30, 2019, the Company paid a cash dividend of $0.10 per common share, for a total cost of approximately $4.1 million. The dividend was declared on June 14, 2019 and paid on July 23, 2019 to shareholders of record as of the close of business on July 9, 2019. As of September 30, 2019, $83.2 million remained available for use under the above-mentioned capital return program. Subsequent to quarter end, on October 4, 2019 the Board of Directors declared a cash dividend of $0.10 per common share payable on October 25, 2019 to shareholders of record as of the close of business on October 15, 2019 for a total cost of approximately $3 million. Future dividends will be considered and declared by the Board of Directors at its discretion.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.	SEGMENT REPORTING
As of September 30, 2019, the Company has five operating segments, Twin River Casino Hotel, Hard Rock Biloxi, the Tiverton Casino Hotel, Dover Downs, and Mile High USA, which have been aggregated into three reportable segments. Newport Grand, which represented an immaterial operating segment and operated up until its closing in August 2018, has been aggregated with Twin River Casino Hotel and Tiverton Casino Hotel to form the Rhode Island reportable segment. The Company’s Biloxi reportable segment includes only Hard Rock Biloxi. The Company’s Delaware reportable segment includes only Dover Downs. The “Other” category includes Mile High USA, an immaterial operating segment. "Other" also includes interest expense for the Company and certain corporate operating expenses that are not allocated to the other segments, which include, among other expenses, share-based compensation, merger and acquisition costs, and certain non-recurring charges.
The Company’s operations are all within the United States. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.
The following table shows revenues, income (loss), and identifiable assets for each of the Company’s reportable segments and reconciles these to amounts shown in the Company’s condensed consolidated financial statements.

(in thousands)	Rhode Island	Delaware	Biloxi	Other	Total
Three Months Ended September 30, 2019
Total revenue	$67,842	$25,893	$33,095	$2,479	$129,309
Income (loss) from operations	16,331	3,765	6,771	(5,416)	21,451
Income (loss) before provision for income taxes	16,332	3,711	6,782	(16,024)	10,801
Depreciation and amortization	4,779	1,322	2,181	47	8,329
Interest expense	—	55	—	11,406	11,461
Capital expenditures	2,068	1,170	1,125	192	4,555
Goodwill	83,101	770	48,934	—	132,805
Total assets	546,218	143,387	271,446	109,867	1,070,918

Three Months Ended September 30, 2018
Total revenue	$74,779	n/a	$33,201	$2,514	$110,494
Income (loss) from operations	22,693	n/a	7,166	(208)	29,651
Income (loss) before provision for income taxes	20,798	n/a	7,167	(3,678)	24,287
Depreciation and amortization	2,889	n/a	2,246	61	5,196
Interest expense	1,898	n/a	4	3,504	5,406
Capital expenditures	25,098	n/a	1,342	10	26,450
Goodwill	83,101	n/a	48,934	—	132,035
Total assets	545,701	n/a	244,872	3,139	793,712

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	Rhode Island	Delaware	Biloxi	Other	Total
Nine months ended September 30, 2019
Total revenue	$236,823	$53,169	$96,245	$6,921	$393,158
Income (loss) from operations	79,202	5,627	17,840	(17,065)	85,604
Income (loss) before provision for income taxes	74,899	5,554	17,863	(40,921)	57,395
Depreciation and amortization	13,740	2,606	6,847	138	23,331
Interest expense	3,274	114	—	25,090	28,478
Capital expenditures	15,664	1,979	5,272	319	23,234
Goodwill	83,101	770	48,934	—	132,805
Total assets	546,218	143,387	271,446	109,867	1,070,918

Nine months ended September 30, 2018
Total revenue	$223,088	n/a	$95,225	$7,802	$326,115
Income (loss) from operations	81,004	n/a	18,769	(13,821)	85,952
Income (loss) before provision for income taxes	74,667	n/a	18,770	(23,616)	69,821
Depreciation and amortization	8,530	n/a	6,878	135	15,543
Interest expense	6,341	n/a	12	9,898	16,251
Capital expenditures	76,600	n/a	4,423	23,875	104,898
Goodwill	83,101	n/a	48,934	—	132,035
Total assets	545,701	n/a	244,872	3,139	793,712

13.	EARNINGS PER SHARE
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income applicable to common stockholders	$6,999	$17,410	$41,775	$47,734

Weighted average shares outstanding, basic	37,809	36,925	39,063	36,891
Weighted average effect of dilutive securities	116	1,650	120	2,447
Weighted average shares outstanding, diluted	37,925	38,575	39,183	39,338

Per share data
Basic	$0.19	$0.47	$1.07	$1.29
Diluted	$0.18	$0.45	$1.07	$1.21

For the three and nine months ended September 30, 2019 and 2018, there were no share-based awards that were considered anti-dilutive.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.	SUBSEQUENT EVENTS

Quarterly Cash Dividend

On October 4, 2019 the Company declared a cash dividend of $0.10 per common share to shareholders of record as of the close of business on October 15, 2019. The dividend was paid on October 25, 2019. Refer to Note 11. “Shareholders’ Equity” for more information.

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
Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•
the risk that negative industry or economic trends and reductions in discretionary consumer spending as a result of competition, downturns in the economy, acts of terrorism, disasters, wars or other changes could harm our business;

•	the risk that new gaming licenses or jurisdictions become available (or offer different gaming regulations or taxes) that results in increased competition to us;

•	the effect of the expansion of legalized gaming (including sports wagering or online gaming) in the regions in which we operate;

•	the effects of intense competition that exists in the gaming industry;

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

•	our obligation to fund multi-employer pension plans for which we are responsible;

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

•
the risk that one or more closing conditions to our acquisitions, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed transactions or may require conditions, limitations or restrictions in connection with such approvals;

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

•
the risk of failing to maintain the integrity of our information technology infrastructure, including cyber security hacking, enabling the unintended distribution of our customer data to third parties and access by third parties to our customer data;

•	our estimated effective income tax rates, estimated tax benefits, and the merits of our tax positions;

•	the potential of certain of our shareholders owning large interests in our capital stock to significantly influence our affairs;

•	the risk of hiring delays due to the regulatory approval process in the state of Rhode Island; and

•
the risks related to the Company’s announcement that it and a consortium of partners are seeking to potentially bid on the State of Rhode Island’s lottery contract should the state open the contract up for public bid.

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
Executive Overview
We are a diverse, multi-jurisdictional owner and operator of gaming and racing facilities, including slot machines and various casino table games. Headquartered in Rhode Island, we own and manage the Twin River Casino Hotel (“Twin River Casino Hotel”) in Lincoln, Rhode Island, which is our flagship property, the Tiverton Casino Hotel (“Tiverton Casino Hotel”) in Tiverton, Rhode Island, the Hard Rock Hotel & Casino (“Hard Rock Biloxi”) in Biloxi, Mississippi, the Dover Downs Hotel & Casino (“Dover Downs”) in Dover, Delaware, and the Arapahoe Park racetrack and Havana Park off-track betting (“Mile High USA”) in Aurora, Colorado. On September 1, 2018, we opened the Tiverton Casino Hotel following the closure of the Newport Grand Casino (“Newport Grand”) in August 2018. As of September 30, 2019, our casinos had an aggregate of over 412,000 square feet of gaming space and approximately 8,450 slot machines, 240 gaming tables, 65 stadium gaming positions, 45 dining establishments, 20 bars, 1,200 hotel rooms and three entertainment venues.
Recent and Pending Acquisitions
On March 28, 2019, we completed our acquisition of Dover Downs Gaming & Entertainment, Inc. (“Dover Acquisition”) and on March 29, 2019, in conjunction with the Dover Acquisition, our common stock was listed on the New York Stock Exchange (“NYSE”) and began trading under the ticker symbol “TRWH.”
On January 29, 2019, we entered into a definitive agreement pursuant to which we have agreed to acquire a subsidiary of Affinity Gaming (“Affinity”) that owns Golden Gates, Golden Gulch and Mardi Gras (“Black Hawk, CO”), Affinity’s three casino properties in Black Hawk, Colorado. The transaction is subject to the satisfaction of customary closing conditions, including review by the Colorado Division of Gaming and approval by the Colorado Limited Gaming Control Commission, and is expected to close in early 2020. On November 5, 2019, Proposition DD was passed by the voters of Colorado, legalizing sports gambling in the state. As a result of this new legislation, when the expected acquisition of Black Hawk, CO closes, we will acquire the right to three sports gaming licenses in Colorado.

On July 10, 2019, we entered into a definitive agreement with Eldorado Resorts, Inc., a Nevada corporation, to acquire the operations and real estate of Isle of Capri Casino Kansas City in Kansas City, Missouri (“Isle Kansas City”) and Lady Luck Casino Vicksburg in Vicksburg, Mississippi (“Lady Luck Vicksburg”) for an aggregate purchase price of $230 million in cash, subject to certain customary post-closing adjustments. The transaction is subject to the satisfaction of certain customary closing conditions, including approval by the gaming regulators in Mississippi (which we received in October 2019) and Missouri, and is expected to close in early to mid 2020.
Assuming the closing of our recent and pending acquisitions, we will operate ten properties in total. These acquisitions will further expand our operating footprint and diversify us from a financial standpoint, while continuing to mitigate our susceptibility to regional economic downturns, idiosyncratic regulatory changes or increases in regional competition.

Rhode Island Investigation

On June 14, 2019, Rhode Island State Police executed search warrants seeking evidence from us and a non-officer management employee. We also understand the State Police may have sought evidence from a third party who leases certain food court facilities in our Lincoln, Rhode Island facility. We are cooperating fully in the state investigation, as well as reviewing our internal records relating to the matter. We understand the focus of the investigation to be the relationship between the non-officer management employee and a third party food court lessee. There can be no assurance as to the outcome of the investigation. The Rhode Island Attorney General’s office has advised the Company’s legal counsel that it and its employees (excluding the non-officer management employee) are not targets or subjects in the investigation. We were further advised that if there are any changes to our status, we will be informed accordingly. To date, we have not been so informed.

Segment Information

We consider each operating property, Twin River Casino Hotel, Hard Rock Biloxi, Dover Downs, Tiverton Casino Hotel and Mile High USA, as an operating segment. For financial reporting purposes, our operating properties have been aggregated into the following three reportable segments, Rhode Island, Delaware and Biloxi. In addition, prior to its closing in August 2018, we operated an additional immaterial operating segment, Newport Grand. Twin River Casino Hotel, Newport Grand and Tiverton Casino Hotel have been aggregated to form the Rhode Island reportable segment. Our Delaware and Biloxi segment include only Dover Downs and Hard Rock Biloxi, respectively. We report Mile High USA, an immaterial operating segment, and shared services provided by Twin River Management Group (our management subsidiary), in the “Other” category.

Our properties have historically generated strong free cash flow driven by income growth and low maintenance capital expenditures. Our Rhode Island and Delaware casinos do not bear the costs of slot machine acquisitions, replacements or maintenance, as these responsibilities are borne by the state, in each case, and are paid for, in effect, by these states’ gaming taxes on slot machine revenue.

The Regulatory Agreement

Effective November 13, 2019, certain of the Company’s subsidiaries and the regulatory authorities a party to the existing regulatory agreement, agreed to amend and restate the regulatory agreement to update it, in general, in light of the Company’s current business plan and recent financing activity. The regulatory agreement sets forth certain requirements with respect to these regulatory authorities’ oversight of the Company. The amended and restated regulatory agreement contains financial and other covenants that, among other things, (1) restrict the acquisition of stock and other financial interests in the Company, (2) relate to the licensing and composition of members of the Company’s management and Board, (3) prohibit certain competitive activities and related-party transactions, and (4) restrict the Company’s ability to declare or make restricted payments, or incur additional indebtedness, or take certain other actions, if the Company’s leverage ratio exceeds 4.75 to 1.00 (as such ratio is defined in the regulatory agreement). This ratio level is subject to potential reduction after June 30, 2021.

Results of Operations
The following table presents, for the periods indicated, certain revenue and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Total revenue	$129.3	$110.5	$393.2	$326.1
Income from operations	21.5	29.7	85.6	86.0
Net income	7.0	16.4	41.8	49.3
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019	2018
Total revenue	100.0%		100.0%		100.0%	100.0%
Gaming, racing, hotel, food and beverage, retail, entertainment and other expenses	36.8%		30.7%		34.8%	29.9%
Advertising, general and administrative	38.7%		32.0%		34.7%	34.9%
Other operating costs and expenses	1.5%		5.9%		2.8%	4.1%
Depreciation and amortization	6.4%		4.7%		5.9%	4.8%
Total operating costs and expenses	83.4%		73.2%	*	78.2%	73.6%	*
Income from operations	16.6%		26.8%		21.8%	26.4%
Other income (expense)
Interest income	0.6%		—%		0.4%	—%
Interest expense	(8.9)%		(4.9)%		(7.2)%	(5.0)%
Loss on extinguishment and modification of debt	—%		—%		(0.4)%	—%
Other, net	—%		—%		—%	—%
Total other expense, net	(8.2)%	*	(4.9)%		(7.2)%	(4.9)%	*
Income before provision for income taxes	8.4%		22.0%	*	14.6%	21.4%	*
Provision for income taxes	2.9%		7.2%		4.0%	6.3%
Net income	5.4%		14.8%		10.6%	15.1%
* Percentage amounts do not subtotal due to rounding.
Third Quarter and First Nine Months of 2019 Financial Highlights

We reported revenue and income from operations of $129.3 million and $21.5 million, respectively, for the three months ended September 30, 2019, compared to $110.5 million and $29.7 million, respectively, for the same period last year. We reported revenue and income from operations of $393.2 million and $85.6 million, respectively, for the nine months ended September 30, 2019, compared to $326.1 million and $86.0 million, respectively, for the same period last year.

Notable factors affecting our results for the three and nine months ended September 30, 2019 compared to the prior year comparable periods are as follows:

•	revenue was negatively impacted by new competition in the New England market at Twin River Casino Hotel for the third quarter of 2019, as discussed below;

•
increased advertising, general and administrative expenses of $14.7 million and $22.6 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods last year, resulting from drivers noted below;

•
increased depreciation and amortization expense of $3.1 million for the third quarter of 2019 compared to the same period last year, driven by Tiverton, which opened in the third quarter last year, the hotel at Twin River Casino Hotel and the addition of Dover Downs;

•
legal and financial advisory costs of $0.4 million and $7.6 million recorded in the third quarter of 2019 and year-to-date period, respectively, related to the merger with Dover Downs and the costs of becoming a publicly traded company;

•
acquisition costs of $1.0 million and $2.2 million in the third quarter of 2019 and year-to-date period, respectively, associated with our proposed acquisitions of Isle Kansas City and Lady Luck Vicksburg;

•	results for the first nine months of 2018 included a $6.5 million charge associated with the Newport Grand disposal loss; and

•
restructuring expense of $0.5 million and $1.2 million recorded in the three and nine months ended September 30, 2019, respectively, related to severance costs incurred attributable to the acquisition of the Dover Downs business, as well as at our Twin River Casino Hotel facility.

Segment Performance
The following table sets forth certain financial information associated with results of operations for the three and nine months ended September 30, 2019 and 2018. Non-gaming revenue includes hotel, food and beverage and other revenue. Non-gaming expenses include hotel, food and beverage and retail, entertainment and other expenses. All amounts are before any allocation of corporate costs.

(In thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue:
Gaming and Racing revenue
Rhode Island	$53,191	$62,109	$(8,918)	(14.4)%	$189,749	$185,450	$4,299	2.3%
Delaware	14,775	—	14,775	100.0%	29,929	—	29,929	100.0%
Biloxi	21,244	20,858	386	1.9%	63,060	61,348	1,712	2.8%
Other	2,360	2,386	(26)	(1.1)%	6,657	7,557	(900)	(11.9)%
Total Gaming and Racing revenue	91,570	85,353	6,217	7.3%	289,395	254,355	35,040	13.8%

Non-gaming revenue
Rhode Island	14,651	12,670	1,981	15.6%	47,074	37,638	9,436	25.1%
Delaware	11,118	—	11,118	100.0%	23,240	—	23,240	100.0%
Biloxi	11,851	12,343	(492)	(4.0)%	33,185	33,877	(692)	(2.0)%
Other	119	128	(9)	(7.0)%	264	245	19	7.8%
Total Non-gaming revenue	37,739	25,141	12,598	50.1%	103,763	71,760	32,003	44.6%
Total revenue	129,309	110,494	18,815	17.0%	393,158	326,115	67,043	20.6%

Operating costs and expenses:
Gaming and Racing expenses
Rhode Island	$12,297	$11,896	$401	3.4%	$41,248	$33,683	$7,565	22.5%
Delaware	4,924	—	4,924	100.0%	10,927	—	10,927	100.0%
Biloxi	7,003	6,768	235	3.5%	21,176	20,357	819	4.0%
Other	1,598	1,559	39	2.5%	4,649	4,661	(12)	(0.3)%
Total Gaming and Racing expenses	25,822	20,223	5,599	27.7%	78,000	58,701	19,299	32.9%

Non-gaming expenses
Rhode Island	8,616	7,394	1,222	16.5%	26,631	21,068	5,563	26.4%
Delaware	6,785	—	6,785	100.0%	14,259	—	14,259	100.0%
Biloxi	6,361	6,244	117	1.9%	17,956	17,634	322	1.8%
Other	4	8	(4)	(50.0)%	9	12	(3)	(25.0)%
Total Non-gaming expenses	21,766	13,646	8,120	59.5%	58,855	38,714	20,141	52.0%

Advertising, general and administrative
Rhode Island	23,322	24,643	(1,321)	(5.4)%	67,284	63,333	3,951	6.2%
Delaware	8,123	—	8,123	100.0%	16,740	—	16,740	100.0%
Biloxi	9,757	9,905	(148)	(1.5)%	29,084	28,887	197	0.7%
Other	8,809	755	8,054	1,066.8%	23,213	21,476	1,737	8.1%
Total Advertising, general and administrative	50,011	35,303	14,708	41.7%	136,321	113,696	22,625	19.9%

Margins:
Gaming and Racing expenses as a percentage of Gaming and Racing revenue	28%	24%		4%	27%	23%		4%
Non-gaming expenses as a percentage of Non-gaming revenue	58%	54%		4%	57%	54%		3%
Advertising, general and administrative as a percentage of Total revenue	39%	32%		7%	35%	35%		—%

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

Revenue

Revenue for the three months ended September 30, 2019 increased 17.0%, or $18.8 million, to $129.3 million, from $110.5 million in the same period last year. Revenue for the nine months ended September 30, 2019 increased 20.6%, or $67.0 million, to $393.2 million, from $326.1 million in the same period last year. The increases in revenue for the three and nine month periods were primarily driven by the inclusion of Dover Downs in the current period, which contributed $25.9 million and $53.2 million, respectively. The three and nine months ended September 30, 2019 were also favorably impacted by incremental revenue at the Tiverton Casino Hotel, which opened in the third quarter of 2018. New competition in the New England market, and the associated increases in marketing and promotional activity, significantly impacted revenue in the third quarter of 2019 at Twin River Casino Hotel. We expect this unusually high level of competitive market activity to moderate over time and are responding with new initiatives of our own, the combination of which we believe will result in recaptured market share over time. Tiverton continued to demonstrate marked resilience in the face of the new regional competition mentioned above and Hard Rock Biloxi revenue performance remained strong.

Gaming revenue for the three months ended September 30, 2019 increased $6.2 million, or 7.6%, food and beverage revenue increased $5.9 million, or 48.8%, and hotel revenue increased $5.4 million, or 94.7%, each compared to the same period in 2018. Gaming revenue for the nine months ended September 30, 2019 increased $35.5 million, or 14.6%, food and beverage revenue increased $14.5 million, or 40.2%, and hotel revenue increased $13.2 million, or 84.1%, each compared to the same period in 2018.

Operating costs and expenses

Gaming and racing expenses for the three months ended September 30, 2019 increased $5.6 million, or 27.7%, to $25.8 million from $20.2 million in the comparable period in 2018. Gaming and racing expenses for the nine months ended September 30, 2019 increased $19.3 million, or 32.9%, to $78.0 million from $58.7 million in the comparable period in 2018. Gaming and racing expenses from Dover Downs and incremental gaming and racing expenses from Tiverton Casino Hotel, partially offset by the closing of Newport Grand, accounted for $6.5 million and $17.7 million of the increase for the three and nine month periods, respectively.

Non-gaming expenses for the three months ended September 30, 2019 increased $8.1 million, or 59.5%, to $21.8 million from $13.6 million in the same period last year. Non-gaming expenses for the nine months ended September 30, 2019 increased $20.1 million, or 52.0%, to $58.9 million from $38.7 million in the same period last year. These increases for the three and nine month periods were primarily attributable to the inclusion of Dover Downs in the current period, coupled with increases of $1.2 million and $5.6 million, respectively, in our Rhode Island segment due to the opening of the Tiverton Casino Hotel and the new hotel at Twin River Casino Hotel, partially offset by the closing of Newport Grand.

Advertising, general and administrative

Advertising, general and administrative expenses for the three months ended September 30, 2019 increased $14.7 million, or 41.7%, to $50.0 million from $35.3 million in the same period last year. Advertising, general and administrative expenses for the nine months ended September 30, 2019 increased $22.6 million, or 19.9%, to $136.3 million from $113.7 million in the same period last year. The increase in advertising, general and administrative expenses year-over-year is primarily due to the following:

•	the addition of Dover Downs, which accounted for $8.1 million and $16.7 million for the three and nine months ended September 30, 2019, respectively;

•
an increase in share-based compensation expense of $4.7 million to $1.0 million for the three months ended September 30, 2019 compared to a benefit of $3.7 million the same period last year, primarily due to a reduction in the fair value of outstanding liability classified awards, and a decrease of $4.5 million for the nine months ended September 30, 2019 compared to the same period last year, resulting from the timing of grants and the mix of liability classified awards creating expense volatility in 2018;

•	professional and advisory fees of $1.8 million and $3.5 million for the three and nine months ended September 30, 2019 associated with our capital return program;

•
higher corporate overhead costs as we made corporate investments in preparation of future growth coupled with the additional costs to meet reporting requirements associated with becoming a publicly traded company; and

•
credit agreement amendment expenses of $0.5 million and $2.2 million for the three and nine months ended September 30, 2019, respectively, compared to $9 thousand and $0.4 million in three and nine months ended September 30, 2018, respectively.

Acquisition, integration and restructuring expense

We incurred $1.9 million and $11.0 million of acquisition, integration and restructuring expense during the three and nine months ended September 30, 2019, respectively, compared to $3.7 million and $4.3 million in the prior year three and nine month periods, respectively. The Dover Downs merger and going public expenses were $0.4 million and $7.6 million for the current year three and nine month periods compared to $3.7 million and $4.3 million in the prior year three and nine month periods, respectively. Additionally, we incurred $1.0 million and $2.2 million of acquisition costs in the three and nine months ended September 30, 2019 related to the recently announced proposed acquisitions of Black Hawk, CO, Isle Kansas City and Lady Luck Casino Vicksburg. During the three months ended September 30, 2019, we reported restructuring expense of $0.5 million primarily related to severance costs at our Twin River Casino Hotel property as a result of a voluntary termination program put into place in response to softness in the market due to new competition.

Other operating costs and expenses

During the three and nine months ended September 30, 2018, we recorded other operating costs and expenses of $0.7 million and $6.5 million, respectively, directly attributable to a disposal loss related to the sale of Newport Grand. We also incurred $2.6 million of expansion and pre-opening expenses during the nine months ended September 30, 2018 related to Tiverton Casino Hotel prior to its opening on September 1, 2018. We did not incur other operating costs and expenses during the three and nine months ended September 30, 2019.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2019 was $8.3 million, an increase of $3.1 million, or 60.3%, compared to the same period last year. Depreciation and amortization for the nine months ended September 30, 2019 was $23.3 million, an increase of $7.8 million, or 50.1%, compared to the same period last year. These increases were attributable to increased depreciation as a result of the Tiverton Casino Hotel, which opened in late 2018, the Dover Downs acquisition and, to a lesser extent, the new hotel at Twin River Casino Hotel.

Income from operations

Income from operations was $21.5 million for the three months ended September 30, 2019 compared to $29.7 million in the comparable period in 2018. As a percentage of revenue, income from operations decreased from 26.8% to 16.6%, compared to the same period last year.

Income from operations was $85.6 million for the nine months ended September 30, 2019 compared to $86.0 million in 2018. As a percentage of revenue, income from operations decreased from 26.4% to 21.8% compared to the prior year. The nine months ended September 30, 2018 included the $6.5 million disposal for Newport Grand.

Other income (expense)

Total other expense increased $5.3 million to $10.7 million for the three months ended September 30, 2019 compared to last year and $12.1 million to $28.2 million for the nine months ended September 30, 2019 compared to last year. Total other expense is primarily comprised of interest expense, which was $11.5 million for the three months ended September 30, 2019, an increase of $6.1 million from $5.4 million in 2018, and $28.5 million for the nine months ended September 30, 2019, an increase of $12.2 million from $16.3 million in 2018, due to increased borrowings and higher interest rates year-over-year. The nine months ended September 30, 2019 also included a loss on extinguishment and modification of debt of $1.5 million as a result of the debt refinancing completed during the second quarter of 2019.

Provision for income taxes

Provision for income taxes for the three months ended September 30, 2019 decreased $4.1 million year-over-year. The effective tax rate for the quarter was 35.2% compared to 32.6% for the three months ended September 30, 2018. The increase in the effective tax rate was primarily due to the fluctuations in the income concentrations between the segments during the quarter compared to the same period in 2018.

Provision for income taxes for the nine months ended September 30, 2019 decreased $4.9 million year-over-year. The effective tax rate for the nine months ended September 30, 2019 was 27.2% compared to 29.4% for the nine months ended September 30, 2018. The decrease in the effective tax rate was primarily due to a decrease in nondeductible share-based compensation expenses in the nine months ended September 30, 2019 compared to the same period last year.

Net income and earnings per share (“EPS”)

Net income for the three months ended September 30, 2019 was $7.0 million, a decrease of $9.4 million, or 57.3%, from $16.4 million in the same period last year. As a percentage of revenue, net income decreased from 14.8% for the three months ended September 30, 2018 to 5.4% for the three months ended September 30, 2019. Net income for the nine months ended September 30, 2019 was $41.8 million, a decrease of $7.5 million, or 15.3%, from $49.3 million in the same period last year. As a percentage of revenue, net income decreased from 15.1% for the nine months ended September 30, 2018 to 10.6% for the nine months ended September 30, 2019. Diluted EPS for the three and nine months ended September 30, 2019 was $0.18 and $1.07, respectively, compared to $0.45 and $1.21 for the three and nine months ended September 30, 2018, respectively, and was impacted by the factors noted above and share repurchases under our capital return program during the third quarter of 2019.

Critical Accounting Policies and Estimates

Except as described below, there were no material changes in critical accounting policies and estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to Item 7. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a complete list of our Critical Accounting Policies and Estimates.

Pension Plan

We sponsor a pension plan that covers certain employees who meet eligibility requirements. On June 15, 2011, it was announced that the Dover Downs Gaming & Entertainment, Inc. Pension Plan (“Dover Downs Pension Plan”), which we acquired during the first quarter of 2019, was frozen to participation and benefit accruals as of July 31, 2011. The benefits provided by our defined benefit pension plan are based on years of service and an employee’s remuneration through July 31, 2011.

While we believe the valuation methods used to determine the fair value of plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The determination of our obligation and related expense for Company-sponsored pension benefits is dependent, in part, on management’s selection of certain actuarial assumptions used in calculating these amounts. These assumptions include, among other things, the discount rate and the expected long-term rate of return on plan assets. Refer to Note 10 “Benefit Plans” in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to the actuarial assumptions used in determining pension liabilities and expenses.

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

Our assumption regarding the expected long-term rate of return on plan assets is determined based on the portfolio’s actual and target composition, current market conditions, forward-looking return and risk assumptions by asset class, and historical long-term investment performance. In accordance with applicable accounting standards, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligations in future periods.

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

Share-based Compensation

In the second quarter of 2019, the Company changed its accounting principle for reporting share-based compensation expense in the condensed consolidated statements of operations per FASB Codification Topic 718, Compensation - Stock Compensation (“ASC 718”). The new principle is to record compensation expense for share-based compensation awards which contain only a service condition, i.e. time-based awards, using the straight-line method of accounting recognizing compensation expense over the requisite service period and treating all tranches as one award. The Company previously recorded share-based compensation expense for awards with graded vesting over the requisite service period on an accelerated basis, as if each tranche were a separate award. The straight-line method of accounting was adopted to better align the Company’s recognition of share-based compensation expense with its peers and to expense restricted stock units in a consistent manner that is representative of the requisite service period.

Recent Accounting Pronouncements

Refer to Note 2. “Recently Adopted and Issued Accounting Pronouncements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that affect us.

Liquidity and Capital Resources
Cash flow summary

	Nine Months Ended September 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$72,702	$82,045
Net cash used in investing activities	(33,925)	(97,902)
Net cash provided by financing activities	114,451	8,563

Net cash provided by operating activities
Net cash provided by operating activities for the nine months ended September 30, 2019 was $72.7 million, a decrease of $9.3 million compared to the nine months ended September 30, 2018. This decrease was attributable to a $2.3 million increase in cash provided by operating assets and liabilities, driven by an decrease in accounts payable of $6.5 million resulting primarily from gaming taxes payable to the State of Rhode Island, offset by an increase of $13.1 million in accounts receivable, driven by increases in receivables from the State of Rhode Island in 2018 from the addition of the Tiverton Casino Hotel, for the nine months ended September 30, 2019 compared to 2018.
We believe that our net cash flows from operating activities and funds available from our Credit Facility (defined below) will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future. However, with the Expanded Gaming Act that was signed into law in Massachusetts and the resulting opening of competitors’ new facilities in that state, we are facing increased competition in the Rhode Island market that we believe will continue. In June 2015, the slots-only Plainridge Park Casino opened in Plainville, Massachusetts, in the third quarter of 2018, MGM Resorts International opened the Springfield resort casino in Springfield, Massachusetts and in June 2019, Encore Boston Harbor opened in Everett, Massachusetts. While competition has and will continue to affect us, by focusing on attracting and maintaining customers and continuing to refine our marketing programs, we believe we will continue to be competitive in our markets.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2019 was $33.9 million, a decrease of $64.0 million compared to the nine months ended September 30, 2018. The decrease was primarily driven by a reduction in capital expenditures compared to the prior year period related to the Tiverton Casino Hotel and the new hotel at Twin River Casino Hotel of $77.2 million and $17.0 million, respectively. This decrease was partially offset by the cash outlay for the acquisition of Dover Downs, net of cash acquired of $9.6 million, and a year-over-year increase in maintenance and small project capital expenditures of $12.5 million.
Net cash provided by financing activities
Net cash provided by financing activities for the nine months ended September 30, 2019 was $114.5 million, compared to $8.6 million for the nine months ended September 30, 2018. This change was primarily driven by proceeds received from the Term Loan Facility and Senior Notes (both defined below) net of fees incurred, of $683.2 million, partially offset by an increase of $309.9 million of debt repayments on our previous term loan and the required quarterly payments on our new Term Loan Facility. We also paid $163 million to repurchase shares of our common stock, including shares repurchased in connection with our Dutch auction tender offer completed in July, during the third quarter of 2019 under our capital return program.
Working Capital
At September 30, 2019, cash and cash equivalents and restricted cash totaled $234.7 million, compared to $81.4 million at December 31, 2018. The increase of $153.2 million is primarily attributable to proceeds received from the Term Loan Facility and Senior Notes (both defined below), net of fees incurred and repayment of existing debt balances, coupled with cash from operations from the nine months ended September 30, 2019, offset by share repurchases of $163 million under our capital return program, the acquisition of Dover Downs and capital expenditures.
At September 30, 2019, our net working capital balance was $193.2 million, compared to $46.9 million at December 31, 2018, reflective of the timing of working capital balances discussed above.
We assess liquidity in terms of the ability to generate cash to fund operating, investing and financing activities. The primary ongoing cash requirements will be to fund operations, capital expenditures, interest payments, investments and pay a quarterly dividend in line with our business strategy. We believe that future operating cash flows will be sufficient to meet future needs for operating and internal investing cash for the next twelve months. Furthermore, existing cash balances and availability of additional borrowings under the Credit Facility (defined below) provide additional sources of liquidity which were utilized to fund the $74 million tender offer, which we completed on July 26, 2019, as well as $89 million of repurchases of our outstanding common stock during the three months ended September 30, 2019 under our previously disclosed capital return program, and are expected to be used to fund the payment of the purchase price for the announced proposed acquisitions of Black Hawk, CO, Isle Kansas City and Lady Luck Vicksburg, each of which is expected to close in early 2020. We are also considering further repurchases of our common stock, which may be effected through one or more private repurchase transactions, tender offers and/or market or accelerated share repurchase programs. The amount, timing and terms of any return of capital to shareholders will be determined at that time and will be based on prevailing market conditions, our financial condition and prospects, our debt and regulatory covenants, our near- and long-term cash requirements and other factors.

Capital Return Program and Quarterly Cash Dividend

During the second quarter of 2019, we announced that our Board of Directors approved a capital return program under which the Company may expend a total of up to $250 million for a share repurchase program and payment of dividends. On June 14, 2019, the Board of Directors declared a cash dividend of $0.10 per common share payable on July 23, 2019 to shareholders of record as of July 9, 2019. On July 26, 2019, the Company completed a modified Dutch auction tender offer (“Offer”), purchasing 2,504,971 common shares at an aggregate purchase price of $74 million. The Offer was funded with cash on hand. During the third quarter of 2019, the Company repurchased an additional 4,071,711 common shares through the capital return program. As of September 30, 2019, $83 million remained available for use under the aforementioned program. On October 4, 2019, the Board of Directors declared a cash dividend of $0.10 per common share payable on October 25, 2019 to shareholders of record as of the close of business on October 15, 2018 for a total cost of approximately $3 million. We expect to continue to opportunistically repurchase shares of our common stock under our capital return program and anticipate that we will continue to pay quarterly cash dividends on our common stock targeted at approximately 1% on an annual yield basis based on our recent common stock trading price. However, future dividends will be considered and declared by the Board of Directors at its discretion.

Senior Secured Credit Facility

On May 10, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with Citizens Bank, N.A., as administrative agent (the “Agent”), and the lenders party thereto (the “Credit Facility”), consisting of a $300.0 million term loan B facility (the “Term Loan Facility” or “Term Loan”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility” or “Revolver”). There were no borrowings under the Revolver at closing or during the three months ended September 30, 2019. The Company’s obligations under the Revolver will mature on May 10, 2024. The Company’s obligations under the Term Loan Facility will mature on May 10, 2026. Beginning September 30, 2019, the Company is required to make quarterly principal payments of $750,000 on the Term Loan Facility on the last day of each fiscal quarter. In addition, the Company is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances and asset sales and, commencing in the fiscal year beginning January 1, 2020, the Company is required to apply a portion of its excess cash flow to repay amounts outstanding under the Credit Facility.

6.75% Senior Notes due 2027

On May 10, 2019, the Company issued $400 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 (the “Senior Notes”). Interest on the Senior Notes will be paid semi-annually in arrears on June 1 and December 1. The Company used a portion of the net proceeds from the Senior Notes, together with a portion of the proceeds from our Term Loan Facility, to repay borrowings under its retired bank credit facility. The balance of such net proceeds as of September 30, 2019 was held in cash.
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
For the nine months ended September 30, 2019, capital expenditures were $23.2 million, consisting of a mix of payments associated with the Tiverton Casino Hotel and the new hotel at Twin River Casino Hotel, and maintenance and small project capital expenditures. We anticipate that 2019 capital spending, inclusive of payments associated with the Tiverton Casino Hotel and the new hotel at Twin River Casino Hotel, will be approximately $28 million. The decrease in expected capital expenditures from 2018 to 2019 is primarily driven by the project completions of Tiverton Casino Hotel and the new hotel for Twin River Casino Hotel during 2018, partially offset by an increase related to planned capital expenditures following the acquisition of Dover Downs.

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

Changes in Internal Control over Financial Reporting

On March 28, 2019, the Company completed its acquisition of Dover Downs. See Note 4 “Acquisitions” included in Part I. Item 1 of this Quarterly Report on Form 10-Q for a discussion of the acquisition and related financial data. The Company is currently in the process of integrating Dover Downs’ internal controls over financial reporting. Except for the inclusion of Dover Downs, there has been no change in our internal control over financial reporting that occurred during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2019, the Company announced that its Board of Directors approved a capital return program under which Twin River may expend a total of up to $250 million for a share repurchase program and payment of dividends. Share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated share repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete the capital returns.

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended September 30, 2019 (in thousands, except Average Price Paid per Share):

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019 (a)	2,505	$29.50		2,505	$171,966	(b)
August 1, 2019 - August 31, 2019 (c)	2,651	21.32		2,651	115,452
September 1, 2019 - September 30, 2019 (c)	1,421	22.72		1,421	83,158
	6,577	$24.74	(d)	6,577	$83,158
_______________________________

(a)
Shares were repurchased in an issuer tender offer that expired on July 26, 2019. Initially, 2,542,357 shares were accepted for payment. As a result of a DTC participant’s error identified in August 2019, 37,386 shares that had been improperly tendered were returned, which reduced the number of purchased shares to 2,504,971.

(b)	Includes $4 million of common stock dividends paid in July 2019.

(c)	Open-market purchases.

(d)	Weighted-average.

ITEM 3.    DEFAULTS UPON SENIOR NOTES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

The information disclosed under the header “Regulatory Agreement” on page 30 above is incorporated herein by reference.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Twin River Worldwide Holdings, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2019, formatted in inline XBRL contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 14, 2019.

TWIN RIVER WORLDWIDE HOLDINGS, INC.

By:	/s/ STEPHEN H. CAPP
Stephen H. Capp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)