Form 10-K
period 2019-12-31
Twin River Worldwide Holdings, Inc.
filed 2020-03-13
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-38850
TWIN RIVER WORLDWIDE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________

Delaware	20-0904604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Westminster Street, Providence, RI 02903
(Address of principal executive offices) (Zip Code)
(401) 475-8474
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value of $0.01 per share	TRWH	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of June 30, 2019, there were 27,845,412 shares of the registrant’s voting common stock outstanding held by non-affiliates of the registrant, and the aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange for such date, was approximately $822.0 million.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 6, 2020
Common stock, $0.01 par value	31,570,415

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2020 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plans,” “planned,” “seek,” “should,” “will,” and “would,” or similar words. Statements that contain these words and other statements that are forward-looking in nature should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other “forward-looking” information.
Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•
the risk that negative industry or economic trends and reductions in discretionary consumer spending as a result of downturns in the economy, acts of terrorism, disasters, pandemics (including COVID-19) or fear thereof, wars, competition or other changes could harm our business;

•	the risk that new gaming licenses or jurisdictions become available (or offer different gaming regulations or taxes) that results in increased competition to us;

•	the effect of the expansion of legalized gaming (including sports wagering and online gaming) in the regions in which we operate;

•	the effects of intense competition that exist in the gaming industry, including online wagering and gaming;

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

•	our obligation to fund multi-employer pension plans and the Dover Downs Gaming & Entertainment, Inc. Pension Plan (“Dover Downs Pension Plan”) for which we are responsible;

•
our ability to realize the anticipated benefit from our acquisitions of Dover Downs and the Black Hawk Casinos and our proposed acquisition of two properties from Eldorado Resorts, Inc., including, without limitation, the anticipated operating results and other benefits we anticipate from these acquisitions;

•
the risk that our acquisitions and other expansion opportunities divert management’s attention or cause us to incur substantial costs, or that we are otherwise unable to develop, profitably manage or successfully integrate the businesses we acquire;

•
the risk that one or more closing conditions to our acquisition of two properties from Eldorado Resorts, Inc., including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed acquisition or may require conditions, limitations or restrictions in connection with such approvals;

•	the risk that we may be unable to refinance our outstanding indebtedness as it comes due, or that if we do refinance indebtedness, the terms are not favorable to us;

•	the risk that we may not declare future dividends on shares of our common stock in 2020 or beyond;

•
the effects of extreme weather conditions or natural disasters on our facilities and the geographic areas from which we draw our customers, and our ability to recover insurance proceeds (if any) related thereto;

•
the risk that our proposed joint venture with International Gaming Technology PLC (“IGT”) to form a new company that will focus on creating and maintaining a competitive gaming machine offering will not obtain the necessary state approval or will not be successful or consummated at all;

•	the risk that we fail to adapt our business and amenities to changing customer preferences;

•
the risk of failing to maintain the integrity of our information technology infrastructure, including cyber security hacking, enabling the unintended distribution of our customer data to third parties and access by third parties to our customer data;

•	our estimated effective income tax rates, estimated tax benefits, and the merits of our tax positions;

•	the potential of certain of our stockholders owning large interests in our capital stock to significantly influence our affairs; and

•	the risk of hiring delays due to the regulatory approval process, including in the state of Rhode Island.
This list of risks and uncertainties, however, is only a summary of some of the most important factors that could cause our actual results to differ materially from those anticipated in forward-looking statements and is not intended to be exhaustive. You should carefully review the risks described under “Part I. Item 1A. Risk Factors,” as well as any other cautionary language in this Annual Report on Form 10-K, as the occurrence of any of these events could adversely affect our business, financial condition or results of operations, and such adverse effect could be material.

PART I

ITEM 1.	BUSINESS

Unless otherwise specified, references to the “Company,” “Twin River,” “we,” “our” or “us” in this Annual Report on Form 10-K mean Twin River Worldwide Holdings, Inc. and all entities included in our consolidated financial statements along with the entity that owns the Golden Gates, Golden Gulch and Mardi Gras casinos, which became an indirect wholly-owned subsidiary on January 23, 2020. See the consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for information regarding our financial performance.

Overview

We are a Delaware corporation headquartered in Providence, Rhode Island, and a multi-jurisdictional owner of gaming and racing facilities, including slot machines and various casino table games, and restaurant and hotel facilities. Through our wholly owned subsidiary Twin River Management Group, Inc. (“TRMG”), we currently own and manage the Twin River Casino Hotel (“Twin River Casino Hotel”) in Lincoln, Rhode Island, which is our flagship property, the Tiverton Casino Hotel (“Tiverton Casino Hotel”) in Tiverton, Rhode Island, the Hard Rock Hotel & Casino (“Hard Rock Biloxi”) in Biloxi, Mississippi, the Dover Downs Hotel & Casino (“Dover Downs Casino Hotel”) in Dover, Delaware, the Golden Gates, Golden Gulch and Mardi Gras casinos in Black Hawk, Colorado (collectively “Black Hawk Casinos”) and the Arapahoe Park racetrack and 13 off-track betting licenses (“Mile High USA”) in Aurora, Colorado. Following the closure of the Newport Grand Casino (“Newport Grand”) in August 2018, we opened the Tiverton Casino Hotel on September 1, 2018. On March 28, 2019, we completed our merger with Dover Downs Gaming & Entertainment Inc., which included Dover Downs Casino Hotel (collectively, “Dover Downs”). On January 23, 2020 we completed our acquisition of the Black Hawk Casinos. As of February 29, 2020, our casinos had an aggregate of over 446,000 square feet of gaming space, approximately 9,130 slot machines, approximately 267 gaming tables, approximately 54 stadium gaming positions, approximately 45 dining establishments, 25 bars, 1,200 hotel rooms and three entertainment venues.

Acquisitions

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

Our recent and pending business acquisitions include:

•
Dover Downs - On March 28, 2019, we completed our merger with Dover Downs, with Dover Downs becoming our indirect wholly-owned subsidiary (the “Merger”). As part of the Merger, Dover Downs shareholders received common stock of Twin River representing 7.225% of the equity of the combined company at closing. We expect to continue to operate the wholly-owned subsidiary as “Dover Downs, Inc.”

•
Black Hawk Casinos - On January 23, 2020 we completed our acquisition of three casino properties in Black Hawk, Colorado: Golden Gates, Golden Gulch and Mardi Gras from a subsidiary of Affinity Gaming (“Affinity”) for an aggregate purchase price of $53 million in cash, subject to certain customary post-closing adjustments. On November 5, 2019, Proposition DD was passed by the voters of Colorado, legalizing sports gambling in the state. As a result of this new legislation, we expect to receive three sports betting licenses in Colorado through the acquisition of the Black Hawk Casinos. We have entered into separate partnerships with DraftKings Inc. and FanDuel Group to provide sportsbook products through these licenses.

•
Isle Kansas City and Lady Luck Vicksburg - On July 10, 2019, we entered into a definitive agreement with Eldorado Resorts, Inc., a Nevada corporation, to acquire the operations and real estate of Isle of Capri Casino Kansas City in Kansas City, Missouri (“Isle Kansas City”) and Lady Luck Casino Vicksburg in Vicksburg, Mississippi (“Lady Luck Vicksburg”) for an aggregate purchase price of $230 million in cash, subject to certain customary post-closing adjustments. The transaction is subject to the satisfaction of certain customary closing conditions, including approval by the gaming regulators in Mississippi (which we received in October 2019) and Missouri, and is expected to close in the second quarter of 2020.

Assuming the closing of our pending acquisitions, we will operate ten properties in total. We believe these acquisitions have expanded and will, in the case of the pending acquisitions, further expand our operating footprint and diversify us from a financial standpoint, while continuing to mitigate our susceptibility to regional economic downturns, idiosyncratic regulatory changes and increases in regional competition.

Our Operating Structure

As of December 31, 2019, the Company has five operating segments; Twin River Casino Hotel, Hard Rock Biloxi, Tiverton Casino Hotel, Dover Downs and Mile High USA, which have been aggregated into the following three reportable segments: Rhode Island; Delaware; and Biloxi. Newport Grand, which represented an immaterial operating segment and operated up until its closing in August 2018, has been aggregated with Twin River Casino Hotel and Tiverton Casino Hotel to form the Rhode Island reportable segment. Our Biloxi segment includes only Hard Rock Biloxi. Our Delaware reportable segment includes only Dover Downs. The “Other” category includes Mile High USA, an immaterial operating segment. “Other” also includes interest expense for the Company and certain corporate operating expenses that are not allocated to the other segments, which include, among other expenses, share-based compensation, merger and acquisition costs and certain non-recurring charges. We anticipate that the Black Hawk Casinos will operate as a separate operating segment and we are still evaluating the reporting segment structure inclusive of the Black Hawk Casinos.

Our properties have historically generated strong free cash flow driven by income growth and low maintenance capital expenditures. Our Rhode Island and Delaware casinos do not currently bear the costs of Video Lottery Terminal (“VLT”) acquisitions, replacements or maintenance, as these responsibilities are borne by the respective state, in each case, and are paid for, in effect, by these states’ gaming taxes on VLT machine revenue.

Our operations are all within the United States. See Note 17 “Segment Reporting” to our consolidated financial statements presented in Part II, Item 8 for additional information.

Properties

As of February 29, 2020, we own and operate eight properties. We derive the majority of our total revenues from our gaming operations, which generated approximately 70% of total revenue in 2019, and 75% of total revenue in 2018 and 2017. Food and beverage revenue represents our next most significant revenue source, generating approximately 13% of total revenue in 2019, and 11% of total revenue in 2018 and 2017. Information relating to the location and general characteristics of our properties is provided in “Item 2. Properties”.

Intellectual Property

As of February 29, 2020, we own 28 trademarks and have three pending applications for trademarks with the U.S. Patent and Trademark Office.

As part of our acquisition of the Hard Rock Biloxi in July 2014, Hard Rock Biloxi entered into an amendment to the existing license agreement with Hard Rock Hotel, Licensing, Inc., which originally provided for an initial term of 20 years through September 2025 and the option to renew for two successive ten-year terms. Under the license agreement, we have the exclusive right to use the “Hard Rock” brand name in connection with, and as it relates to, the Hard Rock Biloxi property for an annual fee.

Competition

The gaming industry is characterized by a high degree of competition among a large number of operators, including land-based casinos, riverboat casinos, dockside casinos, video lotteries, video gaming terminals at taverns in certain states, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of Internet and fantasy sports gaming, increased sports betting and other forms of gaming in the United States (“U.S.”). In a broader sense, our gaming operations face competition from many leisure and entertainment activities, including, for example: shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms in different parts of the U.S., in several Canadian provinces and on many lands taken into trust for the benefit of certain Native Americans in the U.S. and First Nations in Canada. Other jurisdictions, including states near our current properties (such as Massachusetts, Maryland, Pennsylvania, and Connecticut), have legalized and expanded or have plans to license additional gaming facilities, video gaming terminals and other gaming offerings (including sports wagering) in the near future. In addition, more gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other companies could increase competition for our gaming operations and could adversely affect us. Finally, the imposition of smoking bans in Rhode Island or Mississippi and/or higher gaming tax rates in Mississippi, Colorado and Delaware, would have a significant impact on our properties’ ability to compete with facilities in nearby jurisdictions.

Various competitive properties have opened that may affect our flagship casino in Rhode Island. In November 2011, the Expanded Gaming Act was signed into law in Massachusetts, which allowed up to three commercial destination resort casinos located in three geographically diverse regions across the state and a single slots facility for one location statewide. In February 2014, the Massachusetts Gaming Commission (“MGC”) awarded the slots-only gaming license to Plainridge Park Casino in Plainville, Massachusetts, which opened in June 2015. In the third quarter of 2018, MGM Resorts International opened the Springfield resort casino in Springfield, Massachusetts, and in June 2019 the Encore Boston Harbor casino opened in Everett, Massachusetts. While we have taken various steps designed to increase our competitive position, including building a hotel adjacent to our Twin River Casino Hotel facility near Providence, Rhode Island, constructing a new facility in Tiverton, Rhode Island and obtaining regulatory approvals for changes in gaming operations designed to bolster our competitive position, the new competition, in particular with the opening of Encore Boston Harbor, had a negative impact on our results at Twin River Casino Hotel in 2019. Also, the Massachusetts Expanded Gaming Act allows the MGC at its discretion to award one additional commercial casino license, limited to the southeast region of Massachusetts. The MGC continues to evaluate whether to issue such license. Among other things, the regulatory agreement under which our Rhode Island properties operate (the “Regulatory Agreement”) prohibits us and our subsidiaries from owning, operating, managing, or providing gaming specific goods and services to any properties in Rhode Island (other than the Twin River Casino Hotel and Tiverton Casino Hotel), Massachusetts, Connecticut or New Hampshire, which may adversely affect growth and market opportunity in those states.

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

As a result, numerous states, including, Nevada, Delaware, Mississippi, New Jersey, Pennsylvania, Rhode Island, West Virginia, New York, Tennessee, Colorado, New Mexico and Arkansas as well as Washington D.C. have passed legislation authorizing fixed-odds sports betting. Our Rhode Island, Delaware, and Mississippi properties now offer sports wagering pursuant to state law in each case, and we expect that our Black Hawk Casinos will soon offer sports betting.

We may also face competition from other gaming facilities which are able to offer sports wagering services following the enactment of applicable legislation. Numerous states that border our locations have pending or proposed legislation which would allow for sports betting, each of which could adversely affect our financial results.

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

Typically, a state regulatory environment is established by statute and underlying regulations and is administered by one or more regulatory agencies with broad discretion to regulate the affairs of owners, managers and persons with financial interests in gaming operations. Among other things, gaming authorities in the various jurisdictions in which we conduct our business:

•	adopt rules and regulations under the implementing statutes;

•	interpret and enforce gaming laws and regulations;

•	impose disciplinary sanctions for violations, including fines and penalties;

•	review the character and fitness of participants in gaming operations and make determinations regarding their suitability or qualification for licensure;

•	grant licenses for participation in gaming operations;

•	collect and review reports and information submitted by participants in gaming operations;

•	in the case of Rhode Island and Delaware, collect proceeds from our operations and provide us with commissions based on such proceeds;

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

Licensing and Suitability Determinations

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

Moreover, in many jurisdictions, certain of our shareholders may be required to undergo a suitability investigation similar to that described above. Many jurisdictions require any person who acquires beneficial ownership of more than a certain percentage of our voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability. Many gaming authorities, including certain jurisdictions that we operate in, allow an “institutional investor” to apply for a waiver or a reduced disclosure obligation. An “institutional investor” is generally defined as an investor acquiring and holding voting securities in the ordinary course of business as an institutional investor for passive investment purposes only, and not for the purpose of causing, directly or indirectly, the election of a member of our board of directors (the “Board”), any change in our corporate charter, bylaws, management, policies or operations, or those of any of our gaming affiliates, or the taking of any other action which gaming authorities find to be inconsistent with holding our voting securities for passive investment purposes only. Even if a waiver or reduced disclosure obligation is granted, an institutional investor generally may not take any action inconsistent with its status when the waiver was granted without once again becoming subject to the foregoing reporting and application obligations.

Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised that it is required by gaming authorities may be denied a license or found unsuitable, as applicable. Pursuant to the Company’s bylaws, if a shareholder were to be found by an applicable gaming authority to be an unsuitable person, or if the Board were otherwise to determine that a shareholder is an unsuitable person under applicable gaming laws, then the Company may, subject to compliance with the bylaws, redeem such shareholder’s voting securities. In addition, in these circumstances, until such voting securities are owned by suitable shareholders, (1) the Company would not be required or permitted to pay any dividend, payment, distribution or interest with respect to such voting securities, (2) the unsuitable shareholder holder would not be entitled to exercise any voting rights in respect of such voting securities, (3) the Company would not pay any remuneration in any form to the holder of such voting securities (other than, if applicable, the redemption price for such securities), (4) no unsuitable person could continue as a manager, officer, partner or director of the Company or any subsidiary of the Company, and (5) all other rights (including economic and voting rights) of such unsuitable persons in respect of the voting securities would be suspended.

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

Review and Approval of Transactions

Substantially all material loans, leases, sales of securities and similar financing transactions by us and our subsidiaries must be reported to, and in some cases approved by, gaming authorities. Neither us nor any of our subsidiaries may make a public offering of securities without the prior approval of certain gaming authorities. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise are subject to receipt of prior approval of gaming authorities. Entities seeking to acquire control of us or one of our subsidiaries must satisfy gaming authorities with respect to a variety of stringent standards prior to assuming control. Gaming authorities may also require controlling shareholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

Because of regulatory restrictions, our ability to grant a security interest in any of our gaming assets is limited and subject to receipt of prior approval by certain gaming authorities.

License Fees and Gaming Taxes

We pay substantial taxes in our jurisdictions, including some of the cities and towns in which our operations are conducted, in connection with our casino gaming operations, computed in various ways depending on the type of gaming or activity involved and the jurisdiction where our operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable with varying frequency. License fees and taxes are based upon such factors as:

•	a percentage of the gaming revenues received;

•	the number of gaming devices and table games; and/or

•	one-time fees payable upon the initial receipt of a license and fees in connection with the renewal of a license.

In some jurisdictions, gaming tax rates are graduated such that the tax rates increase as gaming revenue increases. Tax rates are subject to change, sometimes with little notice, and such changes could adversely affect our gaming operations.

In addition to taxes specifically unique to gaming, we are required to pay all other applicable taxes, such as income and property taxes.

Rhode Island Commissions

In Rhode Island, our gaming operations are subject to extensive regulation by the Rhode Island Department of Business Regulation and the Division of Lotteries of the Rhode Island Department of Revenue. Similar to Delaware and unlike the other jurisdictions in which we operate, Rhode Island does not have a traditional tax on gaming operations. The state receives all of the gaming win that comes into our Rhode Island operations and then pays us a percentage of the gaming win. As a result, our revenue from Rhode Island operations reflects only the net amount we are paid of the total gaming win from our Rhode Island casinos. As of December 31, 2019, Twin River Casino Hotel is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share on VLT revenue generated from units in excess of 3,002. Tiverton Casino Hotel is and Newport Grand was entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Twin River Casino Hotel. Twin River Casino Hotel and Tiverton Casino Hotel are entitled to an 83.5% share of table games revenue.

Delaware Commissions

In Delaware, our gaming operations are subject to extensive regulations related to our operations by the Delaware State Lottery Office, Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement and the Delaware Harness Racing Commission. Similar to the Rhode Island jurisdiction, Delaware does not have a traditional tax on gaming operations. The Delaware State Lottery Office sweeps the win from the casino operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the slot machines and associated computer systems, collects the amount allocable to purses for harness horse racing and remits the remainder to us as our commission. As a result, our revenue from Delaware operations reflects only the net amount we are paid of the total gaming win from our Delaware casino and raceway. As of December 31, 2019, Dover Downs was entitled to an approximate 42% share of VLT revenue and 80% share of table games revenue.

Colorado Gaming Taxes

The Colorado Constitution provides for a tax on the total amount wagered less all payouts to players at graduated annual rates. The gaming tax rates in effect as of July 1, 2008 can only be increased by amendment to the Colorado Constitution by voters in a statewide election. With respect to games of poker, the tax is calculated based on the sums wagered that are retained by the licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Commission. The tax is assessed on each individual Colorado license, so separately for each of our three properties in Black Hawk, Colorado. The graduated rates effective for each license as of July 1, 2012 are:

•	0.25% up to and including $2 million of the subject amounts;

•	2.0% on amounts from $2 million to $5 million;

•	9.0% on amounts from $5 million to $8 million;

•	11.0% on amounts from $8 million to $10 million;

•	16.0% on amounts from $10 million to $13 million; and

•	20.0% on amounts over $13 million.

The City of Black Hawk also assesses monthly device fees that are based on the number of gaming devices operated. These consist of an $87.50 fee per slot device, $350.00 per table game device, and a transportation fee of $3.39 for each slot and table game device.

Mississippi Gaming Taxes

The State of Mississippi requires all establishments where gaming is conducted and where gambling devices are operated to pay annual license fees and weekly gross revenue fees. Under Mississippi law, each applicant for a license to conduct gaming must pay an annual license fee of $5,000.

An additional license fee based on the number of games pursuant to applicable Mississippi law is due before or at the time of application, then annually on the anniversary date of license based on the following schedule:

1 Game	$50
2 Games	$100
3 Games	$200
4 Games	$375
5 Games	$875
6 to 7 Games	$1,500
8, 9 or 10 Games	$3,000
11-16 Games	$500 each game (from 1-16)
17-26 Games	$8,000 plus $4,800 each game (from 17-26)
27-35 Games	$56,000 plus $2,800 each game (from 27-35)
Over 35 Games	$81,200 plus $100 each game (over 35)
A weekly gross revenue fee under applicable Mississippi law requires the payment of taxes by the Friday of the week following the week in which fees accrue. A monthly reconciliation return is due by the 20th day of the month following the month in which fees accrue based on the following schedule:

First $50,000 Gross Revenue	4%
Next $84,000 Gross Revenue	6%
All Gross Revenue over $134,000	8%
Additionally, a City of Biloxi municipal/county ordinance sets a $150 per gaming device annual fee and we pay a 3.2% monthly gross revenue tax.

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

Rhode Island Investigation

On June 14, 2019, Rhode Island State Police executed search warrants seeking evidence from the Company and a former non-officer management employee. The Company also understood the State Police may have sought evidence from a third party who leases certain food court facilities in the Lincoln, Rhode Island facility. The Company cooperated fully in the state investigation, as well as reviewed its internal records relating to the matter. The Rhode Island Attorney General’s office continually advised the Company’s legal counsel that it and its employees (excluding the former non-officer management employee) were not targets or subjects in the investigation. On December 17, 2019, the Rhode Island Attorney General announced the unsealing of the grand jury Indictment against the former non-officer management employee whose employment has been terminated, a casino vendor and his associate. The former non-officer management employee’s prior termination of employment from the Company was converted to a termination with justifiable cause pursuant to the terms of his employment agreement as a result of the Indictment. The Indictment includes counts against the defendants including bribery in violation of Rhode Island General Laws § 11-7-4, obtaining property under false pretense in violation of Rhode Island General Laws § 11-41-4, conspiracy in violation of Rhode Island General Laws § 11-1-6 and casino gaming crimes/providing false information in violation of Rhode Island General Laws § 42-61.3-2(b)(19). The defendants were arraigned in Providence County Superior Court on December 17, 2019 and a pretrial conference was scheduled. The Company has put its insurance carrier on notice under the terms of its crime policy.

The Regulatory Agreement

On November 13, 2019, certain of our subsidiaries, the Rhode Island Department of Business Regulation and the Division of Lotteries of the Rhode Island Department of Revenue amended and restated the Regulatory Agreement (the “Regulatory Agreement”), replacing the previous regulatory agreement dated July 1, 2016. The Regulatory Agreement sets forth certain requirements with respect to the Division of Lotteries of the Rhode Island Department of Revenue and the Rhode Island Department of Business Regulation’s regulatory oversight of us. The Regulatory Agreement contains financial and other covenants that, among other things, (1) restrict the acquisition of stock and other financial interests in the Company, (2) relate to the licensing and composition of members of our management and Board, (3) prohibit certain competitive activities and related-party transactions, and (4) restrict our ability to declare or make restricted payments, or incur additional indebtedness, or take certain other actions, if the Company’s leverage ratio exceeds 4.75 to 1.00 (as such ratio is defined in the Regulatory Agreement). This ratio level is subject to potential reduction after June 30, 2021.

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

Delaware Regulation

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

We neither own nor lease the slot machines or computer systems used by Delaware in connection with our video lottery gaming operations. The Lottery Director enters into contracts directly with the providers of the slot machines and computer systems and we are not a party to those negotiations. Delaware purchases or leases all equipment and the Lottery Director licenses all technology from the providers, and we share in the expense. Similarly, but at no expense to us, the Lottery Director enters into contracts directly with internet service providers. Our operations could be disrupted if a licensed technology provider violates its agreement with Delaware or ceases to be licensed for any reason. Such an event would be outside of our control and could adversely affect our gaming revenues.

Our gaming license in Delaware allows for video lottery operations, sports wagering, table games and internet gaming operations.  Delaware gaming licenses do not have an expiration date. However, the Lottery Director may revoke or suspend the license of a Licensed Agent, such as ours, for “cause”. In order to maintain our gaming license with the Delaware Lottery, we are required to maintain our license for harness horse racing with the Delaware Harness Racing Commission (“DHRC”) and must conduct a minimum of 80 live race days each racing season, subject to the availability of racing stock. We hold a license from the DHRC, through which we are authorized to hold harness race meetings on our premises, and to make, conduct and sell pools through the use of pari-mutuel machines or totalizators. The license requires renewal on an annual basis. DHRC may reject an application for a license for any cause which it deems sufficient, and the action of the DHRC is final. Any license granted by the DHRC may also be subject to such reasonable rules and regulations as may be prescribed from time to time by the United States Trotting Association. If we were to lose our license from the DHRC, we would not be able to conduct our gaming operations at Dover Downs.

Mississippi Regulation

We are subject to the licensing and regulatory control of the Mississippi Gaming Commission, and are required to periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and furnish any other information which the Mississippi Gaming Commission may require. If we are unable to satisfy the requirements of the Mississippi Act, we cannot own or operate gaming facilities in Mississippi. We are also required to periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and the Mississippi Department of Revenue and to furnish any other information required thereby. With certain exceptions, no person may become a shareholder of, or receive any percentage of profits from, the casino licensees without first obtaining licenses and approvals from the Mississippi Gaming Commission.

Colorado Regulation

The Colorado Division of Gaming within the Colorado Department of Revenue oversees licensing and supervision of conduct regarding limited stakes gaming in Colorado. Operation of limited stakes gaming facilities in Colorado are subject to the Colorado Gaming Regulations (the “Colorado Regulations”) and final authority of the Colorado Limited Gaming Control Commission (the “Colorado Commission”).

Limited stakes gaming is lawful pursuant to an amendment to the Colorado Constitution (the “Colorado Amendment”), in the cities of Central City, Black Hawk and Cripple Creek. Currently, limited stakes gaming means a maximum single bet of $100 on slot machines and permitted table games. Gaming is permitted to be conducted 24 hours each day.

The Colorado Commission has enacted Rule 4.5, which imposes requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licenses owned directly or indirectly by a publicly traded corporation, whether through a subsidiary or intermediary company. Such requirements automatically apply to any ownership interest held by a publicly traded corporation, holding company or intermediary company thereof, where the ownership interest directly or indirectly is, or will be upon approval of the Colorado Commission, 5% or more of the entire licensee. If the Colorado Commission determines that a publicly traded corporation or a subsidiary, intermediary company or holding company has the actual ability to exercise influence over a licensee, regardless of the percentage of ownership possessed by such entity, the Colorado Commission may require the entity to comply with the disclosure regulations contained in Rule 4.5.

Employees and Labor Relations

As of February 29, 2020, we had approximately 4,831 employees. We consider our employee relations to be good. Most of our employees in Rhode Island are represented by a labor union and have collective bargaining agreements with us. Employees in Delaware, Mississippi and Colorado are not represented by any labor union.

Corporate Information

We were incorporated in Delaware on March 1, 2004. Our principal executive offices are located at 100 Westminster Street, Providence, Rhode Island 02903, and our telephone number is (401) 475-8474. Our website address is www.twinriverwwholdings.com. The information that is contained in, or that is accessed through, our website is not part of this filing.

Available Information

As a publicly traded company we are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are also available on the SEC’s website at www.sec.gov. We make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, available free of charge through our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters of the Audit Committee, the Compensation Committee, the Compliance Committee, and the Nominating and Governance Committee are available on our website, www.twinriverwwholdings.com.

References in this document to our website address do not incorporate by reference the information contained on the website into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, the following Risk Factors should be considered carefully in evaluating our business.

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

We face significant competition in all of the areas in which we conduct our business. Increased competitive pressures may adversely affect our ability to continue to attract customers or affect our ability to compete efficiently.

Several of the facilities where we conduct our business are located in jurisdictions that restrict gaming to certain areas and/or may be affected by state laws that currently prohibit or restrict gaming operations. We also face the risk that existing casino licensees will expand their operations and the risk that Native American gaming will continue to grow. Budgetary and other political pressures faced by state governments could lead to intensified efforts directed at the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for our business, or create competitive pressures, depending on where the legalization occurs and our ability to capitalize on it. Our ability to attract customers to the existing casinos which we own could be significantly and adversely affected by the legalization or expansion of gaming in certain jurisdictions and by the development or expansion of Native American casinos in areas where our customers may visit.

In addition, our competitors may refurbish, rebrand or expand their casino offerings, which could result in increased competition. Furthermore, changes in ownership may result in improved quality of our competitors’ facilities, which may make such facilities more competitive. Certain of our competitors are large gaming companies with greater name recognition and marketing and financial resources. In some instances, particularly in the case of Native American casinos, our competitors pay lower taxes or no taxes. These factors create additional challenges for us in competing for customers and accessing cash flow or financing to fund improvements for our casino and entertainment products that enable us to remain competitive.

We also compete with other forms of legalized gaming and entertainment such as bingo, pull-tab games, card parlors, sports books, pari-mutuel or simulcast betting on horse and dog racing, state-sponsored lotteries, instant racing machines, VLTs (including racetracks that offer VLTs), and video poker terminals and, in the future, we may compete with gaming or entertainment at other venues. Further competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from the facilities we own and thus adversely affect our business. Such internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of U.S. Department of Justice positions related to the application of federal laws to intrastate internet gaming and initiatives in some states to consider legislation to legalize intrastate internet wagering. The law in this area has been rapidly evolving, and additional legislative developments may occur at the federal and state levels that would accelerate the proliferation of certain forms of internet gaming in the United States.

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

As a result, numerous states, including states we operate in currently in Rhode Island, Delaware, Mississippi and Colorado have passed legislation authorizing fixed-odds sports betting. Our Rhode Island, Delaware and Mississippi properties now offer sports wagering pursuant to state law in each case and the properties we have recently acquired in Black Hawk, Colorado will also offer sports wagering.

We may also face competition from other gaming facilities which are able to offer sports wagering services (including mobile sports wagering) following the enactment of applicable legislation. Numerous states that border the states in which we operate have pending or proposed legislation which would allow for sports betting, each of which could have an adverse effect on our financial results.

Our gaming operations (including our online wagering and sports gaming operations) rely heavily on technology services and software provided by third parties. In the event that there is an interruption of these services, it may have an adverse effect on our operations and financial condition.

We, or one of our state regulatory bodies, engage a number of third parties to provide gaming operating systems for the facilities we own. As a result, we rely on such third parties to provide uninterrupted services in order to run our business efficiently and effectively. In the event one of these third parties experiences a disruption in its ability to provide such services (whether due to technological or financial difficulties or power problems), this may result in a material disruption to the wagering activity at the casinos which we own and have a material adverse effect on our business, operating results and financial condition.

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

Increased competition in our Rhode Island market, in particular, could adversely affect our business, results of operations and financial condition.

Various competitive properties have opened and may be opening in the future that may affect our Twin River Casino Hotel in Rhode Island, and perhaps our Tiverton Casino Hotel in Rhode Island as well. In November 2011, the Expanded Gaming Act was signed into law in Massachusetts, which allowed up to three commercial destination resort casinos located in three geographically diverse regions across the state and a single slots facility for one location statewide. In February 2014, the MGC awarded the slots-only gaming license to Plainridge Park Casino in Plainville, Massachusetts which opened in June 2015. In the third quarter of 2018, MGM Resorts International opened the $1.0 billion Springfield resort casino in Springfield, Massachusetts, and Encore Boston Harbor opened in June 2019. We have taken various steps designed to increase our competitive position, including building a hotel adjacent to our Twin River Casino Hotel property in Lincoln, Rhode Island, near Providence, Rhode Island, constructing a new facility in Tiverton, Rhode Island and obtaining regulatory approvals for changes in gaming operations. There can be no assurance that these steps will be effective, or the ultimate effect of this additional competition. In addition, the Expanded Gaming Act allows the MGC at its discretion to award one additional commercial casino license, limited to the southeast region of the Commonwealth. The MGC has solicited public comment since late in 2018 on this issue as it continues to evaluate whether to issue such license. Finally, construction of a tribal casino in Taunton, Massachusetts is currently on hold following several rulings negating the validity of the tribe’s land in trust taking. Further, a House bill has been introduced in Congress that would award the land in trust to the tribe and prevent any further litigation, including pending cases, with regard to its status. The outcome of challenges to the rulings and the likelihood of the proposed legislation is inherently uncertain.

Our business is particularly sensitive to reductions in discretionary consumer spending.

Consumer demand for casinos and casino hotel properties, such as ours, is sensitive to downturns in the economy and the associated impact on discretionary consumer spending on leisure activities. Any adverse change in general economic conditions (including those that impact the stock market) can adversely affect consumer spending, which can adversely affect our ability to generate revenues from operations. Adverse developments affecting economies throughout the world including a general tightening of the availability of credit, increasing energy costs, rising prices, inflation, acts of war or terrorism, natural disasters, declining consumer confidence, significant declines in the stock market or epidemics, pandemics or other health-related events or widespread illnesses, like the ongoing outbreak of the COVID-19 virus, could lead to a reduction in visitors to our properties, including those that stay in our hotels, or discretionary spending by our customers on entertainment and leisure activities, which could adversely affect our business, financial condition and results of operations.

Recessions have affected our business and financial condition, and economic conditions may continue to affect them in ways that currently cannot accurately be predicted.

Economic recessions have had, and may continue to have, far reaching adverse consequences across many industries, including the gaming industry, which may adversely affect our business and financial condition. In the past decade, the U.S. economy has experienced periods of weakness and recession following a financial crisis, which resulted in increased unemployment, decreased consumer spending and a decline in housing values. Presently, the ongoing outbreak of the COVID-19 virus threatens the return of a recessionary environment that, should it occur and continue, could materially and adversely impact our business. Moreover, we rely on the strength of regional and local economies for the performance of each of our properties. If the national economy experiences another recession or any of the relevant regional or local economies suffers a downturn, we may experience a material adverse effect on our business, results of operations and financial condition.

Our insurance and self-insurance programs may not be adequate to cover future claims.

We use a combination of insurance and self-insurance to provide for potential liabilities, including employee healthcare benefits, up to certain stop-loss amounts which limit our exposure above the amounts we have self-insured. We estimate the liabilities and required reserves associated with the risks we retain. Any such estimates and actuarial projection of losses is subject to a considerable degree of variability. A considerable increase in claims as a result of a pandemic including COVID-19, should they occur, could have a material adverse effect on our business, financial condition or results of operations. If actual losses incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss that exceeds our self-insurance reserves, and any excess insurance coverage, the loss and attendant expenses could harm our business, financial condition, or results of operations.

We are subject to extensive state and local regulation and licensing, and gaming authorities have significant control over our operations, which could have an adverse effect on our business.

Our ownership and operation of casino gaming and horse racing facilities and online offerings are subject to extensive state and local regulation, and regulatory authorities at the state and local levels have broad powers with respect to the licensing of these businesses, and may revoke, suspend, condition, fail to renew or limit our gaming or other licenses, impose substantial fines and take other actions, each of which poses a significant risk to our business, results of operations and financial condition. We currently hold all state and local licenses and related approvals necessary to conduct our present operations, but must periodically apply to renew many of these licenses and registrations and have the suitability of certain of our directors, officers and employees renewed. There can be no assurance that we will be able to obtain such renewals or that we will be able to obtain future approvals that would allow us to expand our gaming operations. Any failure to maintain or renew existing licenses, registrations, permits or approvals would have a material adverse effect on us. Furthermore, if additional gaming laws or regulations are adopted in jurisdictions where we operate, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us.

Any of the Rhode Island Department of Business Regulation and the Division of Lotteries of the Rhode Island Department of Revenue, the Mississippi Gaming Commission, the Delaware Gaming Commission, the Colorado Department of Revenue, Division of Gaming or the Colorado Racing Commission may, in their discretion, require certain holders of any securities issued by us to file applications, be investigated and be found suitable to own our securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of its respective state. The Rhode Island regulatory authorities limit the ability of third parties to acquire (1) 5% or more of our common stock, unless the shareholder has been granted a gaming license or the ownership is otherwise approved by the Rhode Island regulatory authorities, (2) 20% or more of our outstanding common stock, unless the acquiring shareholder has been granted a gaming license by the Rhode Island regulatory authorities or such ownership is otherwise approved or (3) as to passive institutional investors, generally 15% or more of our common stock, but in all cases the amount approved by the Rhode Island regulatory authorities with respect to that investor.

The Delaware regulatory authorities limit the ability of third parties to acquire 10% or more of our common stock, or, as to passive institutional investors, up to 15% of our common stock, unless the acquiring shareholder has been granted a license by the Delaware regulatory authorities or such ownership is otherwise approved. The Delaware regulatory authorities have adopted regulations substantially similar to those in effect in Rhode Island permitting a waiver for institutional shareholders who own up to 15% of a regulated company. The Colorado regulatory authorities limit the ability of third parties to acquire (1) 5% or more of our common stock, unless the shareholder has provided notice to the Colorado regulatory authorities of such holdings and comply with any further requirements, (2) 10% or more of our common stock, unless the shareholder has been found suitable by the Colorado regulatory authorities or been deemed a passive institutional investor, or (3) 20% or more of our common stock, unless the shareholder has been found suitable by the Colorado regulatory authorities. The costs of any investigation conducted by any of these or other gaming authorities under these circumstances must be paid by the applicant, and refusal or failure to pay these charges may constitute grounds for a finding that the applicant is unsuitable to own the securities. If any of the gaming authorities with regulatory oversight over our operations determines that a person is unsuitable to own our securities, then, under the applicable gaming or horse racing laws and regulations, we could be sanctioned, including the loss of approvals, if, without the prior approval of the applicable gaming authority, we conduct certain business with the unsuitable person.

Our officers, directors and key employees are also subject to a variety of regulatory requirements and various licensing and related approval procedures in the various jurisdictions in which we manage gaming facilities. If any applicable gaming authority were to find any of our officers, directors, or key employees unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the applicable gaming authority may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could adversely affect our gaming operations.

Applicable gaming laws and regulations may restrict our ability to issue certain securities, incur debt and undertake other financing activities. Such transactions would generally require notice and/or approval of applicable gaming authorities, and our financing counterparties, including lenders, might be subject to various licensing and related approval procedures in the various jurisdictions in which we manage gaming facilities. Applicable gaming laws further limit our ability to engage in certain competitive activities and impose requirements relating to the composition of our board of directors and senior management personnel. If state regulatory authorities were to find any person unsuitable with regard to his, her or its relationship to us or any of our subsidiaries, we would be required to sever our relationship with that person, which could materially adversely affect our business.

We are subject to numerous other federal, state and local laws that may expose us to liabilities or have a significant adverse impact on our operations. Changes to any such laws could have a material adverse effect on our operations and financial condition.

Our business is subject to a variety of other federal, state and local laws, rules, regulations and ordinances. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Changes to any of the laws, rules, regulations or ordinances to which we are subject, new laws or regulations, or material differences in interpretations by courts or governmental authorities could have an adverse effect on our business, financial condition, results of operations and prospects.

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

The sale of alcoholic beverages is a highly regulated and taxed business. Federal, state and local laws and regulations govern the production and distribution of alcoholic beverages, including permitting, licensing, trade practices, labeling, advertising, marketing, distributor relationships and related matters. Federal, state and local governmental entities also levy various taxes, license fees, and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure to comply with applicable federal, state or local laws and regulations could result in higher taxes, penalties, fees, and suspension or revocation of permits, licenses or approvals and could have a material adverse effect on our business, financial condition, results of operations and prospects. From time to time, local and state lawmakers, as well as special interest groups, have proposed legislation that would increase the federal and/or state excise tax on alcoholic beverages or certain types of alcoholic beverages. If federal or state excise taxes are increased, we may have to raise prices to maintain our current profit margins. Higher taxes may reduce overall demand for alcoholic beverages, thus negatively impacting sales of our alcoholic beverages at our properties. Further federal or state regulation may be forthcoming that could further restrict the distribution and sale of alcohol products. Any material increases in taxes or fees, or the adoption of additional taxes, fees or regulations could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In gaming jurisdictions in which we conduct our business, with the exception of Rhode Island, state and local governments raise considerable revenues from taxes based on casino revenues and operations. In Rhode Island, the state takes all of the gaming win that comes into our Rhode Island operations and then pays us a percentage of the gaming win. We also pay property taxes, occupancy taxes, sales and use taxes, payroll taxes, franchise taxes and income taxes. Our profitability will depend on generating enough revenues to cover variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. From time to time, state and local governments have increased gaming taxes and such increases could significantly impact the profitability of our gaming operations.

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

We are subject to the costs and risks generally associated with labor disputes and organizing activities related to unionized labor. From time to time, our operations may be disrupted by strikes, public demonstrations or other coordinated actions and publicity. We may incur increased legal costs and indirect labor costs as a result of contractual disputes, negotiations or other labor-related disruptions. We have collective bargaining agreements applicable to approximately 36% of our employees as of December 31, 2019. We have 13 collective bargaining agreements with terms ranging between three to five years generally. These agreements are based solely in Rhode Island. We may also face organizing activities that could result in additional employees becoming unionized. Furthermore, collective bargaining agreements may limit our ability to reduce the size of our workforce during an economic downturn, which could put us at a competitive disadvantage.

Our obligation to fund multi-employer defined benefit plans and the Dover Downs Pension Plan to which we are a party, may adversely affect us.

We must contribute to a number of multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

•	assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers;

•	if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•
if we choose to stop participating in some of our multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

In addition, the funding obligations for our pension plans will be impacted by the performance of the financial markets, particularly the equity markets, and interest rates. Funding obligations are determined by government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected, we could be required to make larger contributions. The equity markets can be very volatile, and in the first quarter of 2020 have displayed meaningful volatility and, therefore, our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase our required contributions in the future and adversely impact our liquidity.

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

Because we are heavily dependent upon hotel/casino and related operations that are conducted in certain limited regions, we are subject to greater risks than a company that is geographically or otherwise more diversified.
We are heavily dependent upon hotel/casino and related operations that are conducted in Rhode Island, Mississippi, Colorado and Delaware for all of our cash flow. As a result, we are subject to a greater degree of risk than a gaming company that has greater geographical diversity. The risks to which we may have a greater degree of exposure include the following:

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

We cannot assure you that our recently completed acquisition of the Black Hawk Casinos, or any future acquisitions, such as our pending acquisition of properties in Vicksburg, Mississippi and Kansas City, Missouri, will enhance our financial performance. Our ability to achieve the expected benefits of any acquisitions will depend on, among other things, our ability to effectively translate our strategies (including our planned renovation of the property we are acquiring in Kansas City) into revenue, our ability to retain and assimilate the acquired businesses’ employees, our ability to retain existing customers and suppliers on terms similar to, or better than, those in place with the acquired businesses, our ability to attract new customers, the adequacy of our implementation plans, our ability to maintain our financial and internal controls and systems as we expand our operations, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and revenue goals. The integration of the businesses that we acquire might also cause us to incur costs that are unforeseen or that exceed our estimates, which would lower our future earnings and would prevent us from realizing the expected benefits of such acquisitions. Our recent acquisition of the Black Hawk Casinos and our pending acquisition of two properties from Eldorado Resorts each involve acquiring properties from larger parent companies and will require the provision of transition services from the seller for a period of time as we work to separate the properties from their parent companies. In some cases, the services provided by the sellers are critical to the ongoing efficient operation of the properties and may involve costly payments from us to the provider of the services. If the provision of these services by the sellers is disrupted or given insufficient attention by the sellers, our ability to operate the properties may be negatively impacted until such time as we are able to take full control over the services. Moreover, we must pay the sellers for these services and the costs to us for these services may exceed our estimates and these expenses will negatively impact the results of operations of these properties during these transition periods. Failure to achieve the anticipated benefits of these acquisitions could result in decreases in the amount of expected revenues and diversion of management’s time and energy and could adversely affect our business, financial condition and operating results including, ultimately, a reduction in our stock price.

We face risks associated with growth and acquisitions.

As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. In the future, we may also pursue expansion opportunities, including joint ventures or partnerships, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming.

Although we only intend to engage in acquisitions that, if consummated, will be accretive to us and our shareholders, acquisitions require significant management attention and resources to integrate new properties, businesses and operations. Our ability to realize the anticipated benefits of acquisitions will depend, in part, on our ability to integrate the acquired businesses with our businesses. The combination of two independent companies is a complex, costly, and time-consuming process. This process may disrupt the business of either or both of the companies and may not result in the full benefits expected. Potential difficulties we may encounter as part of the integration process that may negatively impact our earnings or otherwise adversely affect our business and financial results include, among other things, the following:

•	the inability to successfully incorporate the assets in a manner that permits us to achieve the full revenue increases, cost reductions and other benefits anticipated to result from any acquisitions;

•
complexities associated with managing the combined business, including difficulty addressing possible differences in cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	the disruption of, or the loss of momentum in, each of our ongoing businesses;

•	inconsistencies in standards, controls, procedures and policies; and

•	potential unknown liabilities and unforeseen increased expenses associated with acquisitions.

Additionally, even if integration is successful, the overall integration of acquired assets and businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships and diversion of management attention. There is also no guarantee that the acquired assets or businesses will generate any of the projected synergies and earnings growth, and the failure to realize such projected synergies and earnings growth may adversely affect our operating and financial results and derail any growth plans.

There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for new projects that we may pursue or that gaming will be approved in jurisdictions where it is not currently approved.

Ballot measures or other voter-approved initiatives to allow gaming in jurisdictions where gaming, or certain types of gaming (such as slots and sports wagering), was not previously permitted could be challenged, and, if such challenges are successful, these ballot measures or initiatives could be invalidated. Furthermore, there can be no assurance that there will not be similar or other challenges to legalized gaming in existing or current markets in which we may operate or have development plans, and successful challenges to legalized gaming could require us to abandon or substantially curtail our operations or development plans in those locations, which could have a material adverse effect on our financial condition and results of operations.

There can be no assurance that we will not face similar challenges and difficulties with respect to new development projects or expansion efforts that we may undertake, which could result in significant sunk costs that we may not be able to fully recoup or that otherwise have a material adverse effect on our financial condition and results of operations. We may not be able to obtain additional financing on acceptable terms or at all. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could adversely affect our ability to complete acquisitions.

We may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures, or new business strategies.

We have invested in, formed strategic alliances with, and announced proposed joint ventures with other companies, including a proposed joint venture with International Game Technology, PLC (“IGT”) in Rhode Island (the “Joint Venture”), and we may expand those relationships or enter into similar relationships with additional companies which may require various state approvals which may or may not be granted. These initiatives are typically complex and we may not be able to complete anticipated alliance or joint venture transactions, the anticipated benefits of these transactions may not be realized, or the benefits may be delayed. For example, we may not successfully integrate an alliance or joint venture with our operations, including the implementation of our controls, systems, procedures, and policies, or unforeseen expenses or liabilities may arise that were not discovered during due diligence prior to an investment or entry into a strategic alliance, or a misalignment of interests may develop between us and the other party. Further, to the extent we share ownership, control, or management with another party in a joint venture, our ability to influence the joint venture may be limited, and we may be unable to prevent misconduct or implement our compliance or internal control systems. In addition, implementation of a new business strategy may lead to the disruption of our existing business operations, including distracting management from current operations. Results of operations from new activities may be lower than our existing activities, and, if a strategy is unsuccessful, we may not recoup our investments in that strategy. Failure to successfully and timely realize the anticipated benefits of these transactions or strategies could have an adverse effect on our financial condition or results of operations.

With respect to the proposed Joint Venture, any material unanticipated issues arising from the integration process could negatively impact our stock price, future business and financial results. Moreover, uncertainty about the effect of the proposed transaction on employees, customers, suppliers, distributors and other business partners may have an adverse effect on us and the Joint Venture. These uncertainties may impair our and/or the Joint Venture’s ability to attract, retain and motivate key personnel to execute the Joint Venture’s strategy, and could cause customers, suppliers, distributors and others who deal with us and/or the Joint Venture to seek to change or cancel existing business relationships with us and/or the Joint Venture or fail to renew existing relationships.

The Joint Venture will be subject to the risks associated with the Company’s gaming business, approvals by the state of Rhode Island, in addition to the risks associated with IGT’s machine gaming business, and the business, financial condition and results of operations of the Joint Venture may be affected by factors that are different from or in addition to those currently affecting the independent business, financial condition and results of operations of the Company’s gaming business. Many of these factors are outside of our and the Joint Venture’s control, and could materially impact the business, financial condition and results of operations of the Joint Venture. Moreover, although we will have certain consent, board representation and other governance rights with respect to the joint venture, the Company will be a minority owner of the Joint Venture. As a result, we will not have control over the Joint Venture, its management or its policies and we may have business interests, strategies and goals that differ in certain respects from those of IGT or the Joint Venture.

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

Our debt agreements and regulatory agreement contain restrictive covenants that may limit our operating flexibility.

Our current credit facility and regulatory agreement includes, and our future debt agreements and regulatory agreements will likely include, numerous financial and other covenants, imposing financial and operating restrictions on our business. Our ability to comply with these provisions may be affected by general economic conditions, industry conditions and other events beyond our control. There can be no assurance that we will be able to comply with these covenants. The failure to comply with a financial covenant or other restrictions contained in the agreements governing such indebtedness or our regulatory agreement, may result in an event of default under the credit agreement or sanctions or fines under the regulatory agreement. An event of default under our credit facility could result in acceleration of some or all of the applicable indebtedness as well as other indebtedness of ours and the inability to borrow additional funds. We do not have, and cannot be certain we would be able to obtain, sufficient funds to repay any such indebtedness if it is accelerated. Restrictions in our debt agreements or our regulatory agreements might affect our ability to operate our business, might limit our ability to take advantage of potential business opportunities as they arise and might adversely affect the conduct of our current business, including by restricting our ability to finance future operations and capital needs and limiting our ability to engage in other business activities.

Our existing and future indebtedness may limit our operating and financial flexibility.

As of December 31, 2019, we had approximately $698.5 million of total indebtedness outstanding consisting of $298.5 million outstanding under our term loan facility (the “Term Loan Facility” or “Term Loan”) pursuant to the terms of a credit agreement the Company entered into on May 10, 2019 (the “Credit Agreement”) with Citizens Bank, N.A., as administrative agent (the “Agent”), and the lenders party thereto, and $400.0 million in aggregate principal amount of outstanding 6.75% senior notes due 2027 (the “Senior Notes”). As of December 31, 2019, we also were a party to a $250.0 million revolving credit facility (the “Revolving Credit Facility” or “Revolver” and together with the Term Loan, the “Credit Facility”), of which there were no borrowings as of that date. This indebtedness may have important negative consequences for us, including:

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

•
causing our failure to comply with the financial and restrictive covenants contained in our current or future indebtedness, which could cause a default under that indebtedness (and other indebtedness of ours) and which, if not cured or waived, could adversely affect us; and

•	affecting our ability to renew gaming and other licenses necessary to conduct our business.

Though we have significant amounts of indebtedness outstanding, we have the ability to borrow the entire $250.0 million under our Revolving Credit Facility and may issue or incur additional indebtedness to fund our operations, including as necessary to execute on our growth strategy. Further, we may incur other liabilities that do not constitute indebtedness. The risks that we face based on our outstanding indebtedness may intensify if we incur additional indebtedness or financing obligations in the future.

Servicing our indebtedness and funding our other obligations requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which will be beyond our control.

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

Some of these factors will be beyond our control. There can be no assurance that our business will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other needs. If our operating results and available cash are insufficient to meet our debt service obligations we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. The inability to generate cash flow could result in us needing to refinance all or a portion of our indebtedness on or before maturity, including through the issuance of additional debt or equity securities. If needed, there can be no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could adversely affect our financial condition.

A market downturn may negatively impact our access to financing.

Since emergence from a recession over ten years ago, the U.S. economy has been expanding at various growth rates. Such growth could slow, or reverse, and another economic downturn could occur, including as a result of the ongoing outbreak of the COVID-19 virus. A downturn in the financial markets or market volatility (like those now being experienced) could negatively impact our ability to access capital and financing (including financing necessary for acquisitions or to refinance our existing indebtedness) on acceptable terms and prices, that we would otherwise need in connection with the operation of our business.

The market price of our common stock could fluctuate significantly.

There have been and are periods of time when the U.S. securities markets have experienced significant price fluctuations. These price fluctuations may be day-to-day or they may last for extended periods of time. Significant price fluctuations in the securities markets as a whole have caused, and may continue to cause, the market price of our common stock to be volatile and subject to wide fluctuations. The trading volume of our common stock may fluctuate and cause significant price variations to occur. Additional factors that could cause fluctuations in, or adversely affect, our stock price or trading volume include:

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

Our largest shareholder owns a meaningful percentage of our outstanding common stock, which could limit the ability of other shareholders to influence corporate matters.

Our largest shareholder beneficially owned 37.1% of our outstanding common stock as of February 20, 2020. As a result, this shareholder, who is also our chairman, may be able to exert influence over our affairs and policies. This concentrated ownership could limit the ability of the remaining shareholders to influence corporate matters, and the interests of the large shareholder may not coincide with our interests or the interests of the remaining shareholders. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control.

We cannot provide assurance that we will continue to pay dividends on our common stock.

In June 2019, we commenced the payment of a quarterly cash dividend on our common stock. The timing, declaration, amount and payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other factors, our earnings, cash requirements, financial condition, requirements to comply with the covenants under our debt instruments and the Regulatory Agreement, legal considerations, and other factors that our board of directors deems relevant. A reduction in the amount of cash dividends on our common stock, the suspension of those dividends, or a failure to meet market expectations regarding potential dividend increases could have a material adverse effect on the market price of our common stock. If we do not pay cash dividends on our common stock in the future, then the return on an investment in our common stock will depend entirely upon our future stock price. There is no guarantee that our common stock will maintain its value or appreciate in value.

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

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our business and financial condition.

From time to time, we are named in lawsuits or other legal proceedings relating to our businesses. In particular, the nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, shareholders, competitors, business partners and others in the ordinary course of business. As with all legal proceedings, no assurances can be given as to the outcome of these matters. Moreover, legal proceedings can be expensive and time consuming, and we may not be successful in defending or prosecuting these lawsuits, which could result in settlements or damages that could adversely affect our business, financial condition and results of operations.

We are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid, animal and hazardous wastes and exposure to hazardous materials. These laws and regulations, which are complex and subject to change, include United States Environmental Protection Agency regulations. In addition, our horse racing facility in Colorado is subject to state laws and regulations that address the impacts of manure and wastewater generated by Concentrated Animal Feeding Operations (“CAFO”) on water quality, including, but not limited to, storm water discharges. CAFO regulations include permit requirements and water quality discharge standards. Enforcement of CAFO regulations has been receiving increased governmental attention. Compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures. For example, we may incur future costs under existing and new laws and regulations pertaining to storm water and wastewater management at our racetracks. Moreover, violations can result in significant penalties and, in some instances, interruption or cessation of operations.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups (JOBS) Act and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. If some investors find our common stock less attractive as a result of our reliance on these exemptions, there may be a less active trading market for our common stock, our stock price may be more volatile and it may be difficult for us to raise additional capital as and when we need it. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years. We will remain an “emerging growth company” until the earliest of (1) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the preceding three-year period and (4) the last day of our fiscal year containing the fifth anniversary of the date on which we first sold common equity securities pursuant to an effective registration statement, or December 31, 2024.

As a public company we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the value of our common stock.

We are required by Section 404 of the Sarbanes-Oxley Act to furnish an annual report by management on, among other things, our assessment of the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We also are required to disclose significant changes made in our internal control procedures on a quarterly basis. The process of designing, implementing and testing internal controls over financial reporting is time consuming, costly and complicated. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us to avoid the independent registered public accounting firm attestation requirement.

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

Our business may be harmed from cyber security incidents and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our guests’, business partners’ or our own information or other breaches of information security.

We make extensive use of online services and centralized data processing, including through third party service providers. We have experienced cyber-attacks, attempts to breach our systems and other similar incidents. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit guest information, or those of service providers, business partners or employee information may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our guests’ information may be lost, disclosed, accessed or taken without our guests’ consent.

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

All of our facilities are subject to the risk that operations could be halted for a temporary or extended period of time, as the result of casualty, forces of nature, mechanical failure, or extended or extraordinary maintenance, among other causes. In addition, our gaming operations could be damaged or halted due to extreme weather conditions. These risks are particularly pronounced at our Hard Rock Biloxi property because of its location adjacent to water and the potential for hurricanes in the Gulf of Mexico.

Our operations have historically been subject to seasonal variations and quarterly fluctuations in operating results, and we can expect to experience such variations and fluctuations in the future.

Historically, our gaming facilities have typically been subject to seasonal variations.

In the Rhode Island market, excessive snowfall during the winter months can make travel to Rhode Island casinos more difficult. This often results in significant declines in traffic on major highways and causes a decline in customer volume. Furthermore, management believes that substantially all visitors to the Rhode Island casinos arrive by some form of ground transportation. Therefore, even normal winter weather may cause revenues and cash flows for our Rhode Island and Delaware operations to be adversely affected. Our recently acquired Black Hawk Casinos are subject to similar risks.

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

For example, in 2005, prior to our ownership, Hurricane Katrina destroyed the Hard Rock Biloxi before its opening and the property had to be rebuilt. In 2017, customer traffic to the Hard Rock Biloxi was negatively impacted by Hurricanes Harvey and Nate.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
The following table summarizes certain features of properties managed/owned by Twin River as of February 29, 2020:

Property	Location	Type	Opening Year	Gaming Square Footage	Slot Machines	Table Games	Hotel Rooms	Food and Beverage Outlets	Racebook	Sportsbook
Twin River Casino Hotel (1)	Lincoln, RI	Casino and Hotel	2007	162,420	4,108	111	136	23	Yes	Yes
Hard Rock Biloxi(1)	Biloxi, MS	Casino and Resort	2007	50,984	1,183	53	479	18	No	Yes
Tiverton Casino Hotel (1)	Tiverton, RI	Casino and Hotel	2018	33,600	1,000	32	83	7	Yes	Yes
Dover Downs Hotel and Casino(1)	Dover, DE	Casino, Hotel and Raceway	1995	165,000	2,173	38	500	15	Yes	Yes
Black Hawk Casinos(2)	Black Hawk, CO	3 Casinos	multiple(4)	34,632	666	33	—	7	No	No
Mile High USA	Aurora, CO	Racetrack/OTB Site	1992	—	—	—	—	3	Yes	No
Corporate Headquarters(3)	Providence, RI	Office Space	2019	—	—	—	—	—	No	No
_______________________________

(1)	The properties noted above are mortgaged under and encumbered by our Credit Agreement initially entered into on May 10, 2019.

(2)	These properties include the Golden Gates, Golden Gulch and Mardi Gras casinos which were acquired on January 23, 2020.

(3)	The corporate headquarters located in Providence, RI is a leased property with a lease end date of May 31, 2020.

(4)	The Golden Gates, Mardi Gras and Golden Gulch casinos opened in 1992, 2000 and 2003, respectively.

Our Twin River Casino Hotel property is located in Lincoln, Rhode Island. It is situated 10 minutes from Providence, Rhode Island and is in close proximity to the southeastern Massachusetts market and Boston. The Twin River Casino Hotel is a full-service casino with 162,420 square feet of gaming space, 4,108 slot machines, 111 table games, which includes 23 poker tables, 16 dining establishments, seven bars and over 29,000 square feet of event space. It also hosts simulcasting of thoroughbred and greyhound racing from around the country. Additionally, we opened a new hotel on the Twin River Casino Hotel property in October 2018 which features 136 guest rooms. We also began offering sports betting at the Twin River Casino Hotel in late 2018. The Twin River Casino Hotel is open 24 hours per day.

Our Hard Rock Biloxi property is located in Biloxi, Mississippi. This location serves southern Mississippi and is also a Gulf Coast tourist destination. The Hard Rock Biloxi is a 1.6-acre waterfront resort with a full-service casino, including 50,984 square feet of gaming space, 1,183 slot machines and 53 table games, a two-tower hotel featuring 479 guest rooms, 11 dining establishments, seven bars and a 9,000 square foot theatre. It also includes four on-site nightlife venues and an outdoor pool with a swim-up bar. We also offer sports betting at the Hard Rock Biloxi. We lease certain property related to this location from the State of Mississippi with a primary term of 30 years, expiring September 30, 2037, with an option to extend for an additional 30 years. Annual rent for the year ending December 31, 2019 is $1.2 million and adjusts annually based on the increase in the consumer price index. The Hard Rock Biloxi is open 24 hours per day.

Our Tiverton Casino Hotel property is located in Tiverton, Rhode Island and opened in September 2018. This property is located near the Rhode Island-Massachusetts border, serving both the southeastern Massachusetts market and the Rhode Island market. The Tiverton Casino Hotel has 33,600 square feet of gaming space, 1,000 slot machines, 32 table games, five dining establishments, two bars and a hotel featuring 83 guest rooms. We also began offering sports betting at the Tiverton Casino Hotel in late 2018.The Tiverton Casino Hotel is open 24 hours a day.

Our Dover Downs property is located in Dover, Delaware. This location serves the Mid-Atlantic region. The casino is a 165,000 square foot complex featuring 38 table games, 2,173 slot machines, multi-player electronic table games, a poker room, and a race and sports book operation. The hotel is a 500-room hotel with conference, banquet, ballroom and concert hall facilities.  We have a perpetual easement to Dover Downs Raceway, our harness racing track. Our casino offers pari-mutuel wagering on live racing from this raceway and simulcast horse races.  The casino facility includes several bars, restaurants and retail outlets, all of which are located at our entertainment complex situated on approximately 69 acres of owned land. The Dover Downs Hotel & Casino is open 24 hours per day.

Our Black Hawk Casinos are located in Black Hawk, Colorado. They are in close proximity to one another along a half mile strip of casino and casino-hotel properties in this historic mining town located approximately 40 miles from Denver, Colorado. Together, the properties contain a combined 34,632 square feet of gaming space, featuring 666 slot machines, 16 table games, a poker parlor containing 17 tables, three restaurants, four bars and one of the only parking garages in the market, with 700 spaces.

Our Mile High USA properties are located in Aurora, Colorado. This location serves the central Colorado market, including the Denver area. Arapahoe Park is a seasonal live horse racing track with a racebook, concession stands, a bar, outside grill and retail store. It also hosts simulcasting of thoroughbred and greyhound racing from around the country. Arapahoe Park holds 13 OTB licenses, certain of which it currently licenses to third parties. Havana Park is an OTB site, which we operate in Aurora, Colorado. The Havana Park property is leased through September 28, 2022 at an annual rent of $165,758 and contains two five-year options.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

On January 9, 2019, Chatham Asset Management, LLC and certain of its affiliates, which own less than 1% of our outstanding common stock as of December 31, 2019, filed an amended action in the Delaware Chancery Court against our directors and certain officers asserting individual and derivative claims. The complaint alleges that the defendants breached their fiduciary obligations by launching a tender offer in 2016 to benefit their own personal interests and the interests of one shareholder, made false and misleading disclosures in connection with the tender offer and improperly made payments to themselves in respect of the settlement of certain Twin River awards. The defendants believe the plaintiffs’ claims are without merit and intend to vigorously defend the action, and we believe the action will not have a material adverse effect on our results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Our Common Stock

Shares of our common stock has traded on the NYSE under the symbol “TRWH” since March 29, 2019. Prior to that date, there was no public market for our common stock. The declaration, amount and payment of dividends on shares common stock are at the discretion of the board of directors, subject to legally available funds.

Stock Performance Graph

The Company’s shares of common stock began trading on the NYSE on March 29, 2019. Accordingly, no comparative stock performance information is available prior to this date. The performance graph below compares the cumulative total return on the Company’s common stock to the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones US Gambling Index. The performance graph assumes that $100 was invested on March 29, 2019 in each of the Company’s common stock, the S&P 500 and the Dow Jones Gambling Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

COMPARISON OF 9 MONTH CUMULATIVE TOTAL RETURN*
Among Twin River Worldwide Holdings, Inc., the S&P 500 Index
and the Dow Jones US Gambling Index

*$100 invested on March 29, 2019 in stock or index, including reinvestment of dividends.

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2020 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

Dividend Policy

We began paying quarterly cash dividends as part of the capital return program announced in June 2019. We expect to continue to pay a quarterly cash dividend targeted at approximately 1%, on an annual yield basis based on our recent common stock trading price. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, cash requirements, financial condition, requirements to comply with the covenants under our debt instruments and the Regulatory Agreement, legal considerations, and other factors that our Board deems relevant.

During the year ended December 31, 2019, the Company declared and paid cash dividends of $0.20 per share to common shareholders. In February 2020, the Board of Directors declared a dividend of $0.10 per share of common stock to holders of record as of March 6, 2020 to be paid on March 20, 2020.

Holders

At March 6, 2020, there were 245 holders of record of our common stock, although we believe there are a significantly larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of shareholders.

Issuer Purchases of Equity Securities

On June 14, 2019, the Company announced that its Board of Directors approved a capital return program under which Twin River may expend a total of up to $250 million for a share repurchase program and payment of dividends. On February 10, 2020, the Board of Directors approved an additional $100 million for stock repurchases and payment of dividends. Share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated share repurchase programs, tender offers or other transactions. The amount, timing and terms of any capital transactions will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete the capital returns.

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended December 31, 2019 (in thousands, except Average Price Paid per Share):

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	375	$23.00		375	$71,066	(a)
November 1, 2019 - November 30, 2019	905	23.57		905	49,743
December 1, 2019 - December 31, 2019	1,207	24.86		1,207	19,738
	2,487	$24.11	(b)	2,487	$19,738
_______________________________
(a)    Includes $3 million of common stock dividends paid in October 2019.
(b)    Weighted-average.

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial data presented below has been derived from our audited consolidated financial statements. This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes thereto.

	Years Ended December 31,
(In thousands, except per share data)	2019(a)	2018 (b)	2017	2016
Statement of Operations Data:
Total revenue	$523,577	$437,537	$421,053	$414,817
Income from operations	114,626	120,649	123,723	112,456
Income before provision for income taxes	75,180	97,797	101,108	83,392
Net income	55,130	71,438	62,247	44,839
Net income applicable to common stockholders	55,130	72,078	59,903	43,811

Per Common Share Data:
Net income per share, basic	$1.46	$1.95	$1.64	$1.17
Net income per share, diluted	$1.46	$1.87	$1.56	$1.12
Cash dividends declared per share	$0.20	$—	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$182,581	$77,580	$85,814	$55,360
Total assets	1,021,887	782,352	718,134	640,891
Long-term debt, net of current portion	680,601	390,578	357,875	404,311
Total shareholders’ equity	211,411	298,660	176,803	115,568
_______________________________

(a)	Includes the results of Dover Downs from the date of its acquisition on March 28, 2019.

(b)	Includes the results of Tiverton Casino Hotel from its opening on September 1, 2018 and the results of Newport Grand up until its closing on August 28, 2018.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview
We are a Delaware corporation headquartered in Providence, Rhode Island, and a multi-jurisdictional owner of gaming and racing facilities, including slot machines and various casino table games, and restaurant and hotel facilities. Through our wholly owned subsidiary TRMG, we currently own and manage the Twin River Casino Hotel in Lincoln, Rhode Island, which is our flagship property, the Tiverton Casino Hotel in Tiverton, Rhode Island, Hard Rock Biloxi in Biloxi, Mississippi, Dover Downs in Dover, Delaware, the Golden Gates, Golden Gulch and Mardi Gras casinos (collectively “Black Hawk Casinos”) and Mile High USA in Aurora, Colorado. Following the closure of the Newport Grand Casino (“Newport Grand”) in August 2018, we opened the Tiverton Casino Hotel on September 1, 2018. On March 28, 2019, we completed our acquisition of Dover Downs Gaming & Entertainment Inc., which consisted of Dover Downs Casino Hotel (collectively, “Dover Downs”). On January 23, 2020 we completed our acquisition of the Black Hawk Casinos. As of February 29, 2020, our casinos had an aggregate of over 446,000 square feet of gaming space, approximately 9,130 slot machines, approximately 267 gaming tables, approximately 54 stadium gaming positions, approximately 45 dining establishments, 25 bars, three entertainment venues and approximately 1,200 hotel rooms.
Twin River Casino Hotel, Hard Rock Biloxi, Tiverton Casino Hotel, Dover Downs and Mile High USA have been aggregated into three reportable segments, Rhode Island, Delaware and Biloxi. Newport Grand, which represented an immaterial operating segment and operated up until its closing in August 2018, has been aggregated with Twin River Casino Hotel and Tiverton Casino Hotel to form the Rhode Island reportable segment. Our Biloxi segment includes only Hard Rock Biloxi. Our Delaware reportable segment includes only Dover Downs. The “Other” category includes Mile High USA, an immaterial operating segment. "Other" also includes interest expense for the Company and certain corporate operating expenses that are not allocated to the other segments, which include, among other expenses, share-based compensation, merger and acquisition costs, and certain non-recurring charges. We anticipate that the Black Hawk Casinos will operate as a separate operating segment and we are still evaluating the reporting segment structure inclusive of the Black Hawk Casinos.
Results of Operations
The following table presents, for the periods indicated, certain revenue and income items:

	Years Ended December 31,
(In millions)	2019	2018	2017
Total revenue	$523.6	$437.5	$421.1
Income from operations	114.6	120.6	123.7
Net income	55.1	71.4	62.2
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Years Ended December 31,
	2019	2018	2017
Total revenue	100.0%	100.0%	100.0%
Gaming, racing, hotel, food and beverage, retail, entertainment and other expenses	35.4%	30.9%	29.8%
Advertising, general and administrative	34.5%	32.7%	35.5%
Other operating costs and expenses	2.1%	3.7%	0.0%
Depreciation and amortization	6.2%	5.1%	5.3%
Total operating costs and expenses	78.1%	72.4%	70.6%
Income from operations	21.9%	27.6%	29.4%
Other income (expense):
Interest income	0.4%	0.0%	0.0%
Interest expense	(7.6)%	(5.3)%	(5.4)%
Loss on extinguishment and modification of debt	(0.3)%	0.0%	0.0%
Other, net	0.0%	0.0%	0.0%
Total other expense, net	(7.5)%	(5.2)%	(5.4)%
Income before provision for income taxes	14.4%	22.4%	24.0%
Provision for income taxes	3.8%	6.0%	9.2%
Net income	10.5%	16.3%	14.8%
______________________________________________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Information

The following table sets forth certain financial information associated with results of operations for the years ended December 31, 2019, 2018 and 2017. Non-gaming revenue includes hotel, food and beverage and other revenue. Non-gaming expenses include hotel, food and beverage and retail, entertainment and other expenses.

(In thousands, except percentages)	Years Ended December 31,			2019 over 2018		2018 over 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Revenue:
Gaming and Racing revenue
Rhode Island	$243,372	$249,922	$239,126	$(6,550)	(2.6)%	$10,796	4.5%
Delaware	44,796	—	—	44,796	100.0%	—	—%
Biloxi	84,247	81,614	79,570	2,633	3.2%	2,044	2.6%
Other	8,647	9,362	10,132	(715)	(7.6)%	(770)	(7.6)%
Total Gaming and Racing revenue	381,062	340,898	328,828	40,164	11.8%	12,070	3.7%

Non-gaming revenue
Rhode Island	62,934	52,730	48,733	10,204	19.4%	3,997	8.2%
Delaware	36,010	—	—	36,010	100.0%	—	—%
Biloxi	43,185	43,523	43,124	(338)	(0.8)%	399	0.9%
Other	386	386	368	—	—%	18	4.9%
Total Non-gaming revenue	142,515	96,639	92,225	45,876	47.5%	4,414	4.8%
Total revenue	523,577	437,537	421,053	86,040	19.7%	16,484	3.9%

Operating costs and expenses:
Gaming and Racing expenses
Rhode Island	$53,431	$47,567	$41,961	$5,864	12.3%	$5,606	13.4%
Delaware	16,139	—	—	16,139	100.0%	—	—%
Biloxi	28,159	27,325	26,753	834	3.1%	572	2.1%
Other	5,828	5,937	6,378	(109)	(1.8)%	(441)	(6.9)%
Total Gaming and Racing expenses	103,557	80,829	75,092	22,728	28.1%	5,737	7.6%

Non-gaming expenses
Rhode Island	35,625	31,323	27,848	4,302	13.7%	3,475	12.5%
Delaware	22,426	—	—	22,426	100.0%	—	—%
Biloxi	23,487	23,002	22,382	485	2.1%	620	2.8%
Other	77	88	91	(11)	(12.5)%	(3)	(3.3)%
Total Non-gaming expenses	81,615	54,413	50,321	27,202	50.0%	4,092	8.1%

Advertising, general and administrative
Rhode Island	86,148	85,650	76,090	498	0.6%	9,560	12.6%
Delaware	25,584	—	—	25,584	100.0%	—	—%
Biloxi	38,654	37,955	38,582	699	1.8%	(627)	(1.6)%
Other	30,014	19,673	34,887	10,341	52.6%	(15,214)	(43.6)%
Total Advertising, general and administrative	180,400	143,278	149,559	37,122	25.9%	(6,281)	(4.2)%

Margins:
Gaming and Racing expenses as a percentage of Gaming and Racing revenue	27%	24%	23%		3%		1%
Non-gaming expenses as a percentage of Non-gaming revenue	57%	56%	55%		1%		1%
Advertising, general and administrative as a percentage of Total Revenue	34%	33%	36%		1%		(3)%

Year ended December 31, 2019 compared to year ended December 31, 2018

Total revenue

Total revenue for the year ended December 31, 2019 increased 19.7% to $523.6 million, from $437.5 million in 2018. This increase was primarily attributable to the addition of Dover Downs, which added $80.8 million of revenue in 2019. Revenue was also favorably impacted by incremental revenue at the Tiverton Casino, which opened on September 1, 2018 replacing Newport Grand which closed on August 28, 2018. New competition in the New England market, and the associated increases in marketing and promotional activity, significantly impacted revenue in the second half of 2019 at Twin River Casino Hotel. We expect this unusually high level of competitive market activity to moderate over time and are responding with new initiatives of our own, the combination of which we believe will result in some recaptured market share over time. In 2019, Tiverton Casino Hotel continued to demonstrate marked resilience in the face of the new regional competition mentioned above and Hard Rock Biloxi gaming revenue performance remained strong.

Gaming revenue for the year ended December 31, 2019 increased $40.2 million, or 12.3%, food and beverage revenue increased $21.5 million, or 44.5%, and hotel revenue increased $17.6 million, or 82.7%, each compared to the prior year.

Operating costs and expenses

For 2019, we recorded total operating costs and expenses of $409.0 million, up 29.1% compared to the $316.9 million we recorded in 2018. Gaming and racing expenses for the year ended December 31, 2019 increased $22.7 million, or 28.1%, to $103.6 million from $80.8 million in 2018. Gaming and racing expenses from Dover Downs and incremental gaming and racing expenses from Tiverton Casino Hotel, partially offset by the closing of Newport Grand, accounted for $23.1million of the increase year-over-year.

Non-gaming expenses for the year ended December 31, 2019 increased $27.2 million, or 50.0%, to $81.6 million from $54.4 million in 2018. This increase was primarily attributable to the inclusion of Dover Downs, coupled with increases of $0.8 million and $1.7 million in our Rhode Island segment due to the opening of the Tiverton Casino Hotel and the new hotel at Twin River Casino Hotel, respectively, partially offset by the closing of Newport Grand.

We expect our total operating costs and expenses to increase in 2020 as compared to 2019 as a result of the inclusion of four quarters of Dover Downs operations, our Black Hawk Casinos operations and the operations that we expect to acquire in Mississippi and Missouri.

Advertising, general and administrative

Advertising, general and administrative expenses for the year ended December 31, 2019 increased $37.1 million, or 25.9%, to $180.4 million from $143.3 million, in 2018. The increase in advertising, general and administrative expenses year-over-year is primarily due to the following:

•	the addition of Dover Downs, which accounted for $25.6 million for the year ended December 31, 2019;

•
an increase in share-based compensation expense of $3.8 million in the year ended December 31, 2019 compared to a benefit of $1.5 million in 2018, due to a reduction in the fair value of outstanding liability classified awards as well as the timing of grants and the mix of liability classified awards, creating expense volatility in 2018;

•	professional advisory fees of $3.5 million for the year ended December 31, 2019 associated with our capital return program;

•
higher corporate overhead costs as we made corporate investments in preparation of future growth coupled with the additional costs to meet reporting requirements associated with becoming a publicly traded company; and

•	credit agreement amendment expenses of $2.9 million related to the Company’s debt refinancing for the year ended December 31, 2019, compared to $0.5 million in 2018.

We expect share-based compensation expense to increase meaningfully in the year ended December 31, 2020 compared to 2019, with a significant portion recorded during the first quarter of 2020.

Acquisition, integration and restructuring expense

We incurred $12.2 million of acquisition, integration and restructuring expense during the year ended December 31, 2019 compared to $6.8 million in 2018. The Dover Downs merger and going public expenses were $7.9 million for 2019, compared to $6.6 million in 2018. Additionally, we incurred $1.7 million and $1.3 million of acquisition costs related to the acquisitions of the Black Hawk Casinos and Isle Kansas City and Lady Luck Vicksburg, respectively, in the current period. During the year ended December 31, 2019, we reported restructuring expense of $1.3 million related to severance costs incurred attributable to the acquisition of Dover Downs as well as severance costs at our Twin River Casino Hotel location as a result of a voluntary termination program put into place in response to softness in the market due to new competition.

Other operating costs and expenses

During the year ended December 31, 2019 we recorded a gain on insurance recoveries of $1.2 million related to proceeds received for a damaged roof at the Company’s Arapahoe Park racetrack. During the year ended December 31, 2018, we recorded other operating costs and expenses of $6.5 million, directly attributable to a disposal loss related to the sale of Newport Grand. We also incurred $2.7 million of expansion and pre-opening expenses during the year ended December 31, 2018 related to Tiverton Casino Hotel prior to its opening on September 1, 2018.

Depreciation and amortization

Depreciation and amortization of intangibles expense for the year ended December 31, 2019 was $32.4 million, an increase of $10.1 million, or 45.0%, compared to $22.3 million in 2018. The increase is attributable to increased depreciation as a result of the Tiverton Casino Hotel, which opened in late 2018, the Dover Downs acquisition and, to a lesser extent, the new hotel at Twin River Casino Hotel.

Income from operations

Income from operations was $114.6 million for the year ended December 31, 2019 compared to $120.6 million in 2018. As a percentage of total revenue income from operations decreased from 27.6% to 21.9%, primarily driven by the factors driving the increase in advertising, general and administrative expenses noted above.

Other income (expense)

Total other expense increased $16.6 million, or 72.6%, to $39.4 million for the year ended December 31, 2019 from $22.9 million in 2018. Total other expense is primarily comprised of interest expense, which was $39.8 million for the year ended December 31, 2019, an increase of $16.8 million from $23.0 million in 2018, due to increased borrowings and higher interest rates year-over-year. The year ended December 31, 2019 also included a loss on extinguishment and modification of debt of $1.7 million as a result of the debt refinancing completed during the second quarter of 2019.

Provision for income taxes

Provision for income taxes for the year ended December 31, 2019 decreased $6.3 million from $26.4 million in 2018 to $20.1 million. The effective tax rate for the year ended December 31, 2019 was 26.7%, compared to 27.0% in 2018. The decrease in the effective tax rate was primarily due to the fluctuations in the income concentrations between the segments compared to the prior year.

Net Income and earnings per share (“EPS”)

Reported net income for the year ended December 31, 2019 was $55.1 million, a decrease of 22.8% from $71.4 million in 2018. As a percentage of total revenue, net income decreased from 16.3% in 2018 to 10.5% for the year ended December 31, 2019. Diluted EPS for the year ended December 31, 2019 was $1.46, compared to $1.87 for the year ended December 31, 2018, and was impacted by the factors noted above and share repurchases under our capital return program during the year.

Year ended December 31, 2018 compared to year ended December 31, 2017

The information required by this section can be found in our Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity and Capital Resources

Cash Flow Summary

	Years Ended December 31,
(In thousands)	2019	2018	2017
Net cash provided by operating activities	$94,100	$109,244	$107,832
Net cash used in investing activities	(38,925)	(117,600)	(47,485)
Net cash provided by (used in) financing activities	48,896	(3,429)	(28,933)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2019 was $94.1 million, a decrease of $15.1 million compared to 2018. This decrease was attributable to a $16.3 million decrease in net income and a $13.2 million decrease in operating assets and liabilities, partially offset by a $14.4 million increase in non-cash items. The decrease in operating assets and liabilities was driven by a $10.2 million decrease in cash used in accrued liabilities, driven primarily by the addition of the accrued liabilities related to the Dover Downs operating segment, and a $12.4 million increase in cash used in prepaid expenses and other assets, related to prepaid taxes, offset by an increase in cash provided by accounts receivable of $10.1 million, resulting primarily from the acquisition of Dover Downs and the decrease in receivables related to the Tiverton Casino Hotel.

Net cash provided by operating activities for the year ended December 31, 2018 was $109.2 million, an increase of $1.4 million, compared to the year ended December 31, 2017. This increase was primarily attributable to a $7.7 million increase in net income adjusted for non-cash items that remained relatively consistent, up $1.5 million, for the year ended December 31, 2018 compared to 2017. This increase is partially offset by a $6.3 million decrease in cash provided by operating assets and liabilities, primarily driven by a $6.3 million increase in cash used in prepaid expenses and other assets related to prepaid taxes, and an increase in accounts receivable of $4.0 million resulting primarily from higher balances due from the State of Rhode Island in connection with the Tiverton Casino Hotel, including a one-time $1.8 million receivable associated with construction of a roundabout built in conjunction with the Tiverton Casino Hotel. These decreases were partially offset by an increase in cash provided by accounts payable and accrued expenses of $2.7 million due to incrementally higher accounts payable and accrued balances associated with the Tiverton Casino Hotel as compared to Newport Grand.

We believe that our net cash flows from operating activities and funds available from our Credit Facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future. However, with the Expanding Gaming Act that was signed into law in Massachusetts and the resulting opening of competitors’ new facilities in that state, we are facing increased competition in the Rhode Island market that we believe will continue. In June 2015, the slots-only Plainridge Park Casino opened in Plainville, Massachusetts. In the third quarter of 2018, MGM Resorts International opened the Springfield resort casino in Springfield, Massachusetts and in June 2019, Encore Boston Harbor opened in Everett, Massachusetts. While competition has and will continue to affect us, by focusing on attracting and maintaining customers and continuing to refine our marketing programs, we believe we will continue to be competitive in our markets.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $38.9 million, a decrease of $78.7 million compared to $117.6 million used in investing activities for 2018. The change was primarily driven by a reduction in capital expenditures compared to the prior year related to the Tiverton Casino Hotel and the new hotel at Twin River Casino Hotel of $92.7 million and $18.6 million, respectively. This decrease was partially offset by the cash outlay for the acquisition of Dover Downs, net of cash acquired of $9.6 million, and a year-over-year increase in maintenance and small project capital expenditures of $10.7 million.

Net cash used in investing activities for the year ended December 31, 2018 was $117.6 million, an increase of $70.1 million compared to $47.5 million used in investing activities for 2017. The change was primarily driven by an increase in capital expenditures for the Tiverton Casino Hotel and the new hotel at Twin River Casino Hotel of $60.2 million and $17.5 million, respectively, partially offset by proceeds of $7.1 million from the sale of the land and building relating of the closing of the Newport Grand and an increase in the repayments of the loans to officers and directors related to taxes on stock options of $5.0 million. All loans to officers and directors were repaid during 2018.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $48.9 million compared to net cash used in financing activities of $3.4 million for 2018. This change was primarily driven by proceeds received from the Term Loan Facility and Senior Notes (both defined below) net of fees incurred, of $683.2 million, partially offset by an increase in debt repayments of $309.4 million on our previous term loan and the required quarterly payments on our new Term Loan Facility. During 2019, we also paid $223.1 million to repurchase shares of our common stock, including shares repurchased in connection with our Dutch auction tender offer completed in July, and paid cash dividends of $7.5 million to shareholders under our capital return program.

Net cash used in financing activities for the year ended December 31, 2018 was $3.4 million, a decrease of $25.5 million compared to cash used in financing activities in 2017. This decrease was primarily driven by an increase in borrowings of $31.0 million, which was partially offset by an increase in repayments of $4.0 million, and an increase in the cash received for stock options exercised via repayment of non-recourse notes of $4.0 million. This increase was partially offset by an increase of stock repurchases of $5.7 million related to equity awards put to us by holders of our options and other entity-based awards.

Working Capital

At December 31, 2019, net working capital balance was $155.2 million, compared to $46.9 million at December 31, 2018. The increase in working capital of $108.4 million is primarily attributable to proceeds received from the Term Loan Facility and Senior Notes (both defined below) net of fees incurred and repayment of existing debt balances, which drove our cash and cash equivalents and restricted cash balances to $185.5 million at December 31, 2019 compared to $81.4 million in 2018, coupled with cash from operations for the year ended December 31, 2019, offset by share repurchases of $222.7 million under our capital return program, the acquisition of Dover Downs and capital expenditures.

At December 31, 2018, cash and cash equivalents and restricted cash totaled $81.4 million, compared to $93.2 million at December 31, 2017. This decrease is primarily attributable to capital expenditures of $128.9 million, including those related to the Tiverton Casino Hotel and the new hotel at Twin River Casino Hotel, partially offset by cash provided by operating activities of $109.2 million and proceeds from the sale of Newport Grand land and building of $7.1 million.

At December 31, 2018, net working capital balance was $46.9 million, compared to $17.8 million at December 31, 2017. The increase was primarily attributable to the decrease in the current portion of the term loan of $29.7 million, as a mandatory prepayment was due on December 31, 2017, as well as a decrease of $10.9 million in accounts payable and accrued liabilities balances primarily driven by the completion of the Tiverton Casino Hotel and the completion of the new hotel at Twin River Casino Hotel. These decreases in current liabilities were partially offset by a decrease in cash and cash equivalents and restricted cash, discussed above.

We assess liquidity in terms of the ability to generate cash to fund operating, investing and financing activities. The primary ongoing cash requirements will be to fund operations, capital expenditures, interest payments, investments and pay a quarterly dividend in line with our business strategy. We believe that future operating cash flows will be sufficient to meet future needs for operating and internal investing cash for the next twelve months. Furthermore, existing cash balances and availability of additional borrowings under the Credit Facility provide additional sources of liquidity, which were utilized to fund the $73.9 million tender offer, which we completed on July 26, 2019, and $148.8 million of share repurchases under our capital return program during 2019, and to fund the payment of the purchase price for the acquisition of the Black Hawk Casinos. While we may seek other funding alternatives, we believe existing cash balances and availability under our Credit Facility will provide the cash necessary to fund our proposed acquisition of Isle Kansas City and Lady Luck Vicksburg, which is expected to close in the second quarter of 2020.

Capital Return Program and Quarterly Cash Dividend

During the second quarter of 2019, we announced that our Board of Directors approved a capital return program under which the Company may expend a total of up to $250 million for a share repurchase program and payment of dividends. On July 26, 2019, the Company completed a modified Dutch auction tender offer (“Offer”), purchasing 2,504,971 common shares at an aggregate purchase price of $73.9 million. The Offer was funded with cash on hand. During the year ended December 31, 2019, the Company repurchased an additional 6,558,379 common shares under the capital return program. During the year ended December 31, 2019, the Company paid cash dividends of $0.10 per common share in each of the third and fourth quarters, for a total of $0.20 per common share and a total cost of approximately $7.6 million. As of December 31, 2019, $19.7 million remained available for use under the aforementioned program.

On February 10, 2020, the Board of Directors approved an increase in the capital return program of $100.0 million. Additionally, on February 24, 2020 the Company’s Board of Directors declared a cash dividend of $0.10 per common share to shareholders of record as of the close of business on March 6, 2020, payable on March 20, 2020. We expect to continue to opportunistically repurchase shares of our common stock under our capital return program and anticipate that we will continue to pay quarterly cash dividends on our common stock targeted at approximately 1% on an annual yield basis based on our recent common stock trading price. However, future dividends will be considered and declared by the Board of Directors at its discretion.

Any future repurchases of our common stock may be effected through one or more private repurchase transactions, tender offers and/or market or accelerated share repurchase programs. The amount, timing and terms of any return of capital to shareholders will be determined at that time and will be based on prevailing market conditions, our financial condition and prospects, our debt and regulatory covenants, our near- and long-term cash requirements and other factors.

Senior Secured Credit Facility

On May 10, 2019, the Company entered into the Credit Agreement with the Agent and the lenders party thereto. The Credit Facility, consists of the $300.0 million Term Loan Facility and the $250.0 million Revolving Credit Facility. There were no borrowings under the Revolver during 2019. The Company’s obligations under the Revolver will mature on May 10, 2024. The Company’s obligations under the Term Loan Facility will mature on May 10, 2026. Beginning September 30, 2019, the Company is required to make quarterly principal payments of $750,000 on the Term Loan Facility on the last day of each fiscal quarter. In addition, the Company is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances and asset sales and, commencing January 1, 2020, the Company is required to apply a portion of its excess cash flow to repay amounts outstanding under the Credit Facility.

6.75% Senior Notes due 2027

On May 10, 2019, the Company issued $400 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 (the “Senior Notes”). Interest on the Senior Notes will be paid semi-annually in arrears on June 1 and December 1. The Company used a portion of the net proceeds from the Senior Notes, together with a portion of the proceeds from our Term Loan Facility, to repay borrowings under its retired bank credit facility. The balance of such net proceeds as of December 31, 2019 was held in cash.

Refer to “Note 10 “Long-Term Debt” in Item 8 of this Annual Report on Form 10-K.

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

For the year ended December 31, 2019, capital expenditures were $28.2 million compared to $128.9 million in 2018. The decrease in capital expenditures year-over-year is primarily driven by the project completions of Tiverton Casino Hotel and the new hotel for Twin River Casino Hotel during 2018, partially offset by capital expenditures following the acquisition of Dover Downs and maintenance and small project capital expenditures. We expect capital expenditures in 2020 to exceed 2019 amounts as we are anticipating commencing improvements to the Isle Kansas City property following completion of our pending acquisition of that property. We may also commence our expansion and other capital improvements at our Twin River Casino Hotel location related to our proposed partnership with IGT late in 2020.

Contractual Obligations

The following table has been included to assist understanding our debt and similar obligations as of December 31, 2019:

(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Current and long-term obligations, at par	$298,500	$3,000	$9,000	$6,000	$280,500
Senior notes, at par	400,000	—	—	—	400,000
Interest(a)	286,936	40,529	120,767	79,829	45,811
Operating Leases(b)	29,192	2,157	5,779	3,291	17,965
Total contractual obligations	$1,014,628	$45,686	$135,546	$89,120	$744,276
____________________________________________

(a)
Interest for the term loan with obligations at par of $298,500 is calculated at the December 31, 2019 interest rate of 4.55% and interest for senior notes with obligations at par of $400,000 is calculated at the stated rate of 6.75%.

(b)	Represents the minimum rents payable under operating leases.

Off-Balance Sheet Arrangements

Except for obligations under operating leases described above under “Contractual Obligations” and performance obligations incurred in the ordinary course of business, we are not party to any off-balance sheet arrangements involving guarantee, contingency or similar obligations to entities whose financial statements are not consolidated with our results, and that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors in our securities.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies are: (i) valuing intangible assets, (ii) valuing goodwill, (iii) income taxes, (iv) business combinations and (v) pension plans. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies and estimates.

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

The identifiable intangible assets identified in connection with the acquisition of Dover Downs include trademarks, rated player relationships and hotel and conference pre-bookings, which are being amortized on a straight-line basis over estimated useful lives.

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

Valuation of Goodwill

Goodwill represents the excess of reorganization value over the fair market value of Twin River Casino Hotel net assets on the Emergence Date and the excess of the Hard Rock Biloxi, Newport Grand and Dover Downs purchase prices over the respective fair values of tangible and identifiable assets acquired and liabilities assumed. We are required to test goodwill for impairment at least annually, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment as of the first day of the fourth quarter of each year. We test for goodwill impairment at the reporting unit level, which is at or one level below the operating segment level.

When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. The quantitative goodwill test compares the estimated fair value of each reporting unit with its estimated net book value (including goodwill and identifiable intangible assets). If the reporting unit’s estimated fair value exceeds its estimated net book value, goodwill is not impaired. Prior to the adoption of Accounting Standards Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment for our 2017 goodwill impairment test, if a reporting unit’s estimated fair value did not exceed its carrying value, an impairment was recognized if the implied fair value of goodwill was less than its carrying value. After the adoption of this new standard, an impairment is recognized if the estimated fair value of a reporting unit is less than its estimated net book value, in an amount not to exceed the carrying value of the reporting unit’s goodwill.

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

We recorded the impact of enactment of U.S. tax reform subject to SAB 118, which provided for a twelve-month remeasurement period to complete the accounting required under Accounting Standards Codification (“ASC”) 740, Income Taxes. During the fourth quarter of 2018, we completed our analysis to determine the deferred tax effect of the TCJA and recorded immaterial adjustments as of December 22, 2018.

Business Combinations

We account for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of the acquisition at their respective estimated fair values. Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. The judgments made in determining the estimated fair value assigned to each class of assets acquired, as well as the estimated useful life of each asset, can materially impact the net income of the periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. In determining the estimated fair value for intangible assets, we typically utilize the income approach, which discounts the projected future net cash flow using a discount rate deemed appropriate by management that reflects the risks associated with such projected future cash flow.

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

Pension Plan

We sponsor a defined benefit pension plan that covers certain employees who meet eligibility requirements. On June 15, 2011, it was announced that the Dover Downs Pension Plan was frozen to participation and benefit accruals as of July 31, 2011. The benefits provided by our defined benefit pension plan are based on years of service and employee’s remuneration through July 31, 2011.

While we believe the valuation methods used to determine the fair value of plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The determination of our obligation and related expense for Company-sponsored pension benefits is dependent, in part, on management’s selection of certain actuarial assumptions used in calculating these amounts. These assumptions include, among other things, the discount rate and the expected long-term rate of return on plan assets. See Note 14 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information related to the actuarial assumptions used in determining pension liabilities and expenses.

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

For 2019, each 25 basis point increase/decrease in the discount rate and expected return on plan assets would, collectively, increase/decrease pension expense by less than $0.1 million. Although we believe our assumptions are appropriate, the actuarial assumptions may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants.

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

Recently Issued Accounting Pronouncements

For a discussion of recently issued financial accounting standards, refer to Note 3 “Recently Issued and Adopted Accounting Pronouncements”, “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further detail.

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

We will rely on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we will rely on certain of these exemptions, including without limitation, (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will be considered an emerging growth company until the earlier to occur of (1) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which could occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (3) the date on which we have issued more than $1.0 billion in non convertible debt during the preceding three-year period and (4) the last day of our fiscal year containing the fifth anniversary of the date on which we first sold common equity securities pursuant to an effective registration statement, or December 31, 2024.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements. As of December 31, 2019, interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On December 31, 2019, we had $298.5 million of variable rate debt outstanding under our Term Loan Facility and $400.0 million in 6.75% unsecured senior notes. Based upon a sensitivity analysis of our debt levels on December 31, 2019, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense of approximately $3.0 million over the next twelve months.

We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019, 2018 or 2017.

Inflation generally affects us by increasing our cost of labor. Twin River does not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019, 2018 or 2017.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements listed below are filed as part of this Annual Report on Form 10-K.

The accompanying audited consolidated financial statements of Twin River Worldwide Holdings, Inc. (and together with its subsidiaries, the “Company, or “Twin River”) have been prepared in accordance with the instructions to Form 10-K and Regulation S-X and include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of
Twin River Worldwide Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Twin River Worldwide Holdings, Inc. (the "Company"), as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, statements of changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.
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

/s/ DELOITTE & TOUCHE, LLP

Parsippany, New Jersey March 13, 2020 We have served as the Company’s auditor since 2015.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$182,581	$77,580
Restricted cash	2,921	3,851
Accounts receivable, net	23,190	22,966
Inventory	7,900	6,418
Prepaid expenses and other assets	28,439	11,647
Total current assets	245,031	122,462
Property and equipment, net	510,436	416,148
Right of use assets, net	17,225	—
Goodwill	133,082	132,035
Intangible assets, net	110,373	110,104
Other assets	5,740	1,603
Total assets	$1,021,887	$782,352
Liabilities and Shareholders’ Equity
Current portion of long-term debt	$3,000	$3,595
Current portion of lease obligations	1,014	—
Accounts payable	14,921	14,215
Accrued liabilities	70,849	57,778
Total current liabilities	89,784	75,588
Lease obligations, net of current portion	16,214	—
Pension benefit obligations	8,688	—
Deferred tax liability	13,790	17,526
Long-term debt, net of current portion	680,601	390,578
Other long-term liabilities	1,399	—
Total liabilities	810,476	483,692
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 41,193,018 and 39,421,356 shares issued as of December 31, 2019 and 2018, respectively; 32,113,328 and 37,989,376 shares outstanding as of December 31, 2019 and 2018, respectively.	412	380
Additional paid-in-capital	185,544	125,629
Treasury Stock, at cost, 9,079,690 and 1,431,980 shares as of December 31, 2019 and 2018, respectively.	(223,075)	(30,233)
Retained earnings	250,418	202,884
Accumulated other comprehensive loss	(1,888)	—
Total shareholders’ equity	211,411	298,660
Total liabilities and shareholders’ equity	$1,021,887	$782,352
The accompanying notes are an integral part of these consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Years Ended December 31,
	2019	2018	2017
Revenue:
Gaming	$367,948	$327,740	$314,794
Racing	13,114	13,158	14,034
Hotel	38,988	21,339	19,431
Food and beverage	69,904	48,380	47,004
Other	33,623	26,920	25,790
Total revenue	523,577	437,537	421,053

Operating costs and expenses:
Gaming	93,965	71,798	65,558
Racing	9,592	9,031	9,534
Hotel	14,841	8,266	7,173
Food and beverage	58,447	40,246	37,371
Retail, entertainment and other	8,327	5,901	5,777
Advertising, general and administrative	180,400	143,278	149,559
Expansion and pre-opening	—	2,678	154
Acquisition, integration and restructuring expense	12,168	6,844	—
Newport Grand disposal loss	—	6,514	—
Gain on insurance recoveries	(1,181)	—	—
Depreciation and amortization	32,392	22,332	22,204
Total operating costs and expenses	408,951	316,888	297,330
Income from operations	114,626	120,649	123,723

Other income (expense):
Interest income	1,904	173	194
Interest expense, net of amounts capitalized	(39,830)	(23,025)	(22,809)
Loss on extinguishment and modification of debt	(1,703)	—	—
Other, net	183	—	—
Total other expense, net	(39,446)	(22,852)	(22,615)

Income before provision for income taxes	75,180	97,797	101,108

Provision for income taxes	20,050	26,359	38,861
Net income	$55,130	$71,438	$62,247
Deemed dividends related to changes in fair value of common stock subject to possible redemption	—	640	(2,344)
Net income applicable to common stockholders	$55,130	$72,078	$59,903

Net income per share, basic	$1.46	$1.95	$1.64
Weighted average common shares outstanding, basic	37,705,179	36,938,943	36,478,759

Net income per share, diluted	$1.46	$1.87	$1.56
Weighted average common shares outstanding, diluted	37,819,617	38,551,708	38,442,944
The accompanying notes are an integral part of these consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

December 31, 2019
Net income	$55,130
Other comprehensive loss (income):
Defined benefit pension plan:
Losses arising during the period	(2,740)
Tax effect	852
Net of tax amount	(1,888)
Other comprehensive loss	(1,888)
Total comprehensive income	$53,242
____________________________________________
Note: Net income equals comprehensive income for the years ended December 31, 2018 and 2017.

The accompanying notes are an integral part of these consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2016	36,199,704	$362	$64,303	$(20,000)	$70,903	$—	$115,568
Release of restricted stock	16,968	—	—	—	—	—	—
Common stock subject to possible redemption	(16,968)	—	(326)	—	—	—	(326)
Stock option exercised	54,976	1	1,387	—	—	—	1,388
Stock options exercised via repayment of non-recourse notes	93,332	1	2,274	—	—	—	2,275
Share-based compensation - equity awards	—	—	1,658	—	—	—	1,658
Share repurchases	(93,332)	(1)	1	(2,275)	—	—	(2,275)
Common stock subject to possible redemption	(54,976)	(1)	(1,387)	—	—	—	(1,388)
Deemed dividends related to changes in fair value of common stock subject to possible redemption	—	—	—	—	(2,344)	—	(2,344)
Net income	—	—	—	—	62,247	—	62,247
Balance as of December 31, 2017	36,199,704	362	67,910	(22,275)	130,806	—	176,803
Stock options exercised via repayment of non-recourse notes	1,771,096	18	44,739	—	—	—	44,757
Share-based compensation - equity awards	—	—	1,692	—	—	—	1,692
Release of restricted stock	25,136	—	—	—	—	—	—
Common stock subject to possible redemption	(25,136)	—	(685)	—	—	—	(685)
Share repurchases	(338,648)	(3)	3	(7,958)	—	—	(7,958)
Common stock no longer subject to possible redemption due to extinguishment of Puts	357,224	3	9,095	—	—	—	9,098
Fair value of vested stock options converted from liability to equity awards	—	—	2,875	—	—	—	2,875
Deemed dividend related to changes in fair value of common stock subject to possible redemption	—	—	—	—	640	—	640
Net income	—	—	—	—	71,438	—	71,438
Balance as of December 31, 2018	37,989,376	380	125,629	(30,233)	202,884	—	298,660
Release of restricted stock, net	226,817	2	(428)	—	—	—	(426)
Dividends and dividend equivalents - $0.20 per share	—	—	—	—	(7,596)	—	(7,596)
Share-based compensation - equity awards	—	—	3,826	—	—	—	3,826
Retirement of treasury shares	—	—	(30,233)	30,233	—	—	—
Stock issued for purchase of Dover Downs	2,976,825	30	86,750	—	—	—	86,780
Share repurchases (including tender offer)	(9,079,690)	—	—	(223,075)	—	—	(223,075)
Other comprehensive loss	—	—	—	—	—	(1,888)	(1,888)
Net income	—	—	—	—	55,130	—	55,130
Balance as of December 31, 2019	32,113,328	$412	$185,544	$(223,075)	$250,418	$(1,888)	$211,411
The accompanying notes are an integral part of these consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$55,130	$71,438	$62,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	26,459	16,861	16,621
Amortization of intangible assets	5,933	5,471	5,583
Amortization of operating lease right of use assets	1,215	—	—
Share-based compensation - liability awards	—	(3,166)	16,133
Share-based compensation - equity awards	3,826	1,692	1,658
Amortization of debt financial costs and discounts on debt	2,684	3,267	3,287
Loss on extinguishment and modification of debt	1,703	—	—
Bad debt expense	239	202	29
Net pension and other post-retirement benefit income	(39)	—	—
Deferred income taxes	8,995	5,880	(5,126)
Newport Grand disposal loss	—	6,514	—
Loss on disposal of property and equipment	98	11	24
Changes in operating assets and liabilities:
Accounts receivable	5,211	(4,857)	(870)
Inventory	(89)	842	(461)
Prepaid expenses and other assets	(14,172)	(1,778)	4,547
Accounts payable	(3,860)	(4,078)	1,155
Accrued liabilities	767	10,945	3,005
Net cash provided by operating activities	94,100	109,244	107,832
Cash flows from investing activities:
Deposit paid	—	(981)	—
Repayment of loans from officers and directors	—	5,360	362
Acquisition of Dover Downs Gaming & Entertainment, Inc., net of cash acquired	(9,606)	—	—
Proceeds from sale of land and building for Newport Grand disposal	—	7,108	—
Proceeds from sale of property and equipment	10	11	6
Capital expenditures, excluding Tiverton Casino Hotel and new hotel at Twin River Casino	(22,582)	(11,874)	(8,574)
Capital expenditures - Tiverton Casino Hotel	(1,855)	(94,581)	(34,355)
Capital expenditures - new hotel at Twin River Casino	(3,800)	(22,435)	(4,924)
Payments associated with licenses	(1,092)	(208)	—
Net cash used in investing activities	(38,925)	(117,600)	(47,485)

Cash flows from financing activities:
Revolver borrowings	25,000	41,000	10,000
Revolver repayments	(80,000)	(6,000)	(25,000)
Term loan proceeds, net of fees of $10,655	289,345	—	—
Term loan repayments	(343,939)	(34,527)	(11,564)
Senior note proceeds, net of fees of $6,130	393,870	—	—
Payment of financing fees	(4,340)	(221)	(373)
Share repurchases (including tender offer)	(223,075)	(7,958)	(2,275)
Stock options exercised via repayment of non-recourse notes	—	4,277	280
Stock options exercised	—	—	237
Stock options put	—	—	(238)
Payment of shareholder dividends	(7,539)	—	—
Share redemption for tax withholdings - restricted stock	(426)	—	—
Net cash provided by (used in) financing activities	48,896	(3,429)	(28,933)
Net change in cash and cash equivalents and restricted cash	104,071	(11,785)	31,414
Cash and cash equivalents and restricted cash, beginning of period	81,431	93,216	61,802
Cash and cash equivalents and restricted cash, end of period	$185,502	$81,431	$93,216

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,040	$23,178	$20,067
Cash paid for income taxes	16,519	22,217	41,029
Non-cash investing and financing activities:
Unpaid property and equipment	$419	$7,073	$24,858
Deposit applied to fixed asset purchases	981	—	—
Deemed dividends related to changes in fair value of common stock subject to possible redemption	—	(640)	2,344
Intrinsic value of stock options exercised via repayment of non-recourse note	—	40,480	1,995
Intrinsic value of stock options exercised with cash	—	—	1,151
Termination of operating leases via purchase of underlying assets	1,665	—	—
Common stock no longer subject to possible redemption due to extinguishment of Puts	—	9,098	—
Fair value of vested stock options converted from liability to equity awards	—	2,875	—
Stock issued for acquisition of Dover Downs Gaming & Entertainment, Inc.	86,780	—	—
The accompanying notes are an integral part of these consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

Description of Business

Twin River Worldwide Holdings, Inc. (the “Company”, “TRWH”) was formed on March 1, 2004. Twin River Management Group, Inc. (“TRMG”), is a wholly-owned subsidiary of the Company and is the parent company of UTGR, Inc. (“Twin River Casino Hotel”), Premier Entertainment Biloxi LLC and subsidiaries (“Hard Rock Biloxi”), Premier Entertainment II, LLC (“Newport Grand”), Mile High USA, Inc. and subsidiaries (“Mile High USA”), Twin River-Tiverton, LLC (“Tiverton Casino Hotel”), Premier Entertainment III, LLC and subsidiaries, (“Dover Downs”), and Premier Entertainment Black Hawk LLC (“Black Hawk Casinos”) all of which are wholly-owned subsidiaries of TRMG.

Twin River Casino Hotel is located in Lincoln, Rhode Island and is authorized to house a maximum of 4,752 Video Lottery Terminals (“VLTs”) and traditional casino table games on behalf of the State of Rhode Island. Twin River Casino Hotel is entitled to a blended 27.8% share of VLT revenue when the maximum number of VLTs are in operation and is entitled to an 83.5% share of revenue from table games as of December 31, 2019. As of December 31, 2019, the property houses approximately 4,108 VLTs, and is entitled to a 28.1% share of VLT revenue on those machines and offers approximately 89 traditional table games, 23 poker tables and 36 stadium gaming positions on behalf of the State of Rhode Island in addition to simulcast racing, various food and beverage venues and a multi-purpose event center. The Twin River Casino Hotel also offers live and mobile sports wagering. The Twin River Casino Hotel has a 136-room hotel.

Hard Rock Biloxi’s operations consist of a casino and hotel located in Biloxi, Mississippi. As of December 31, 2019, the property includes approximately 1,183 slot machines, 52 table games and two hotel towers containing 479 guest rooms and suites, a pool with swim up bar and a spa. The property also features a variety of restaurants and nightlife options.

TRMG formed Premier Entertainment II LLC which acquired substantially all of the assets of Newport Grand Casino located in Newport, Rhode Island on July 14, 2015. Newport Grand housed approximately 1,100 VLTs on behalf of the State of Rhode Island and also offered simulcast wagering as well as a restaurant and bar. Until Newport Grand closed on August 28, 2018, Newport Grand was entitled to a 28.0% share of VLT revenue. The Company has included the results of Newport Grand in its consolidated financial statements from the date of acquisition until the date Newport Grand vacated the building after closing. See Note 6 “Sale of Newport Grand”.

On February 3, 2015, TRMG formed Border Investments LLC for the purpose of acquiring the rights to land located in Tiverton, Rhode Island and subsequently proposed a relocation of the existing Newport Grand gaming license to a new casino to be developed in that town. On November 9, 2015, TRMG formed Twin River-Tiverton, LLC to develop and house the new casino. The Tiverton casino was approved by a majority vote in both the State of Rhode Island and the Town of Tiverton on November 8, 2016. During 2017, the land acquired by Border Investments LLC was transferred to Twin River-Tiverton, LLC and Border Investments LLC was dissolved. On September 1, 2018, the casino and hotel located in Tiverton, Rhode Island (“Tiverton Casino Hotel”) began operations. As of December 31, 2019, the property houses approximately 1,000 VLTs, 32 table games and 18 stadium gaming positions on behalf of the State of Rhode Island. Tiverton Casino Hotel is entitled to a 28.1% share of VLT revenue and an 83.5% share of revenue from table games as of December 31, 2019. The Tiverton Casino Hotel also offers live and mobile sports wagering. The Tiverton Casino Hotel has an 83-room hotel.

On March 28, 2019, the Company, through its wholly owned subsidiary Premier Entertainment III, LLC acquired Dover Downs Gaming & Entertainment, Inc. (“Dover Downs”). In the transaction, each share of Dover Downs common stock and class A common stock was converted into the right to receive 0.0899 shares of the Company’s common stock. Dover Downs common stock, which previously traded under the ticker symbol “DDE” on the New York Stock Exchange (the “NYSE”), ceased trading on, and was delisted from, the NYSE on March 28, 2019. On March 29, 2019, the Company’s common stock was listed on the NYSE and began trading under the ticker symbol “TRWH.” See Note 5 “Acquisitions” for further information.

The Dover Downs operations consist of a casino, a hotel and conference center and a harness racing track located in Dover, Delaware. As of December 31, 2019, the property includes approximately 2,173 slot machines, 35 traditional table games and 3 poker tables, in addition to a harness racing track with pari-mutuel wagering on live and simulcast horse races, online gaming, various food and beverage venues, a full-service spa/salon and a multi-purpose event center. Dover Downs also offers sports wagering. The Dover Downs Hotel and Conference Center has a 500 room hotel.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mile High USA’s operations consist of a horse racing track and simulcast wagering at Arapahoe Park Racetrack in Aurora, Colorado, as well as simulcast horse and dog wagering at up to 13 licensed off-track betting (“OTB”) sites in Colorado.

The Company has three reportable segments which are operated and managed as follows: 1) Rhode Island, 2) Delaware and 3) Biloxi. See Note 17 “Segment Reporting”.

On January 23, 2020, the Company acquired Affinity Gaming Black Hawk LLC, a subsidiary of Affinity Gaming (“Affinity”), which owned and operated three casino properties: Golden Gates, Golden Gulch and Mardi Gras in Black Hawk, Colorado for $53 million in cash subject to customary working capital adjustments. See Note 5 “Acquisitions” for further information.
On July 10, 2019 the Company entered into an agreement to acquire the operations and real estate of Isle of Capri Casino Kansas City in Kansas City, Missouri (“Isle Kansas City”) and Lady Luck Casino Vicksburg in Vicksburg, Mississippi (“Lady Luck Vicksburg”). See Note 5 “Acquisitions” for further information.

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

As of December 31, 2019 and 2018, restricted cash of $2.9 million and $3.9 million, respectively, was comprised of VLT and table games cash payable to the State of Rhode Island which is unavailable for the Company’s use. The following table reconciles cash and restricted cash in the consolidated balance sheets to the total shown on the consolidated statements of cash flows.

	December 31,
	2019	2018	2017
Cash and cash equivalents	$182,581	$77,580	$85,814
Restricted cash	2,921	3,851	7,402
Total cash and cash equivalents and restricted cash	$185,502	$81,431	$93,216

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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable are primarily comprised of receivables from the State of Rhode Island for Twin River Casino Hotel’s and Tiverton Casino Hotel’s share of VLT and table games revenue, receivables from the State of Delaware for Dover Downs’ share of VLT and table games revenue, receivables from tracks and OTB locations that air simulcast races, and casino and hotel receivables. As of December 31, 2019 and 2018, receivables from the State of Rhode Island comprised approximately 53% and 60% of the accounts receivable balance, respectively. As of December 31, 2019, receivables from the State of Delaware comprised approximately 10% of the accounts receivable balance.

For the years ended December 31, 2019, 2018 and 2017, gaming revenue from the State of Rhode Island accounted for 46%, 56% and 56% of total revenues, respectively. Based on the Master Video Lottery Terminal Contract (the “Contract”) with the State of Rhode Island and historical experience, the Company’s management believes any credit risk related to amounts owed to the Company by the State of Rhode Island to be minimal.

Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit-related losses. The allowance was $1.3 million and $1.0 million as of December 31, 2019 and 2018, respectively.

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

Development costs directly associated with the acquisition, development and construction of a project are capitalized as a cost of the project during the periods in which activities necessary to prepare the property for its intended use are in progress. Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. During the year ended December 31, 2019, there was no capitalized interest. During the year ended December 31, 2018, capitalized interest was $3.4 million.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019 and 2018, property and equipment was comprised of the following:

	Estimated Useful Life (in years)	December 31,
		2019	2018
Land		$35,146	$31,437
Land improvements	3-40	24,372	23,305
Building and improvements	3-40	458,111	364,561
Equipment	3-10	104,245	87,503
Furniture and fixtures	3-10	22,764	18,715
Construction in process		1,806	1,632
Total property, plant and equipment		646,444	527,153
Less: Accumulated depreciation		(136,008)	(111,005)
Property and equipment, net		$510,436	$416,148

Construction in process relates to costs capitalized in conjunction with major improvements that have not yet been placed in service, and accordingly are not currently being depreciated. The construction in process balance at December 31, 2019 included costs associated with various capital projects in process, primarily at our Twin River Casino Hotel properties and Dover Downs.

Depreciation expense relating to property and equipment was $26.5 million, $16.9 million and $16.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Goodwill

Goodwill represents the excess of reorganization value over the fair market value of Twin River Casino Hotel net assets on the Emergence Date and the excess of the Dover Downs Hotel & Casino, Hard Rock Biloxi and Newport Grand purchase prices over the respective fair values of tangible and identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but is reviewed for impairment annually in October, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value, by comparing the fair value of each reporting unit to its carrying value, including goodwill.

When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. The quantitative goodwill test compares the estimated fair value of each reporting unit with its estimated net book value (including goodwill and identifiable intangible assets). If the reporting unit’s estimated fair value exceeds its estimated net book value, goodwill is not impaired. Prior to the adoption of Accounting Standards Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment for the Company’s 2017 goodwill impairment test, if a reporting unit’s estimated fair value did not exceed its carrying value, an impairment was recognized if the implied fair value of goodwill was less than its carrying value. After the adoption of this new standard, an impairment is recognized if the estimated fair value of a reporting unit is less than its estimated net book value, in an amount not to exceed the carrying value of the reporting unit’s goodwill.

As of October 1, 2019 and 2018, the Company assessed goodwill for impairment for each of its reporting units. The Company performed a qualitative analysis for the annual assessment of goodwill (commonly referred to as “Step Zero”) for its Rhode Island reporting unit, which contained both the Lincoln and Tiverton reporting units, as of October 1, 2019 and 2018. From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, relevant events and circumstances are taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance. After assessing these and other factors the Company determined that it was more likely than not that the fair value of the Rhode Island reporting units exceeded its carrying amount as of October 1, 2019 and 2018. If future results vary significantly from current estimates and related projections, the Company may be required to record impairment charges.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 1, 2019, the Company performed a qualitative analysis for the annual assessment of goodwill (commonly referred to as “Step Zero”) for both the Delaware and Biloxi reporting units. From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, relevant events and circumstances are taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance. After assessing these and other factors, the Company determined that it was more likely than not that the fair value of the Delaware and Biloxi reporting units exceed their carrying amounts as of October 1, 2019. If future results vary significantly from current estimates and related projections, the Company may be required to record impairment charges.

The Company performed a quantitative test of goodwill for the Biloxi reporting unit as of October 1, 2018. The Company estimates the fair value of its reporting units using both income and market-based approaches. Specifically, the Company applied the Discounted Cash Flow (“DCF”) Method under the Income Approach and the Guideline Company and Comparable Transaction Methods under the Market Approach and weighed the results of the three valuation methodologies based on the facts and circumstances surrounding the Reporting Unit. For the DCF Method, the Company relied on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for the reporting unit as of each valuation date. The determination of fair value under the DCF Method involves the use of significant estimates and assumptions, including revenue growth rates driven by future gaming activity, hotel bookings and food and beverage expectations, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates and synergistic benefits available to market participants. For the Market Approaches, the Company utilized a comparison of the reporting unit to comparable publicly-traded companies and transactions and, based on the observed multiples for both of these methodologies, ultimately selected multiples to apply to the reporting unit. After assessing these and other factors utilized in the various valuation methodologies described above, the Company determined that the fair value of the Biloxi reporting unit exceeded its carrying amount as of October 1, 2018 and thus there was not impairment. If future results significantly vary from current estimates and related projections, the Company may be required to record impairment charges.

Intangible Assets

As a result of “fresh start accounting”, the Company adjusted Twin River Casino Hotel’s intangible assets to reflect their fair values on the Emergence Date. Intangible assets consist of a Rhode Island VLT license, the Contract with the Division of Lotteries for the State of Rhode Island and the State of Rhode Island Department of Transportation, as amended, the Twin River trade name and the Twin River Casino Hotel rated player relationships. The Rhode Island VLT license has an indefinite life and therefore is not being amortized. The Contract for the VLTs, the Twin River Casino Hotel rated player relationships and the Twin River trade name are being amortized using the straight-line method based on their estimated useful lives from the Emergence Date.

Intangible assets identified in connection with the Hard Rock Biloxi acquisition include a license agreement with Hard Rock Hotel Licensing, Inc., rated player relationships, pre-bookings and origination costs and leases in place which are amortized over their estimated useful lives using the straight-line method.

Intangible assets for Newport Grand were immaterial when Newport Grand closed on August 28, 2018. Prior to its closing, intangible assets included a Rhode Island VLT license, rated player relationships and the Newport Grand trade name. The Rhode Island VLT license had an indefinite life and therefore was not being amortized. The Newport Grand rated player relationships and trade name were being amortized over their estimated useful lives using the straight-line method.

Tiverton Casino Hotel’s intangible assets consist of a Rhode Island VLT license and rated player relationships. The Rhode Island VLT license has an indefinite life and therefore is not being amortized. The Tiverton Casino Hotel rated player relationships are being amortized over their estimated useful lives using the straight-line method.

Intangible assets identified in connection with the Dover Downs acquisition include trademarks, rated player relationships and hotel and conference pre-bookings, which are being amortized over their estimated useful lives using the straight-line method. See Note 5 “Acquisitions”.

The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets not subject to amortization are reviewed for impairment annually as of October 1 and between annual test dates whenever events or changes in circumstances may indicate that the carrying amount of the related asset may not be recoverable. The Company determined that its indefinite-lived assets were not impaired as of December 31, 2019 and 2018. If management’s estimates of revenues and costs change, it is possible that the Company may incur an impairment loss in the future.

Long-lived Assets

The Company reviews its long-lived assets, other than goodwill and intangible assets not subject to amortization, for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is still under development, the analysis includes the remaining construction costs. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of an asset may not be recoverable, the potential impairment is measured based on a fair value discounted cash flow model.

Debt Issuance Costs and Debt Discounts

Debt issuance costs and debt discounts incurred by the Company in connection with obtaining and amending financing have been included as a component of the carrying amount of debt in the consolidated balance sheets.

Debt issuance costs and debt discounts are amortized over the contractual term of the debt to interest expense. Debt issuance costs of the revolving credit facility are amortized on a straight-line basis, while all other debt issuance costs and debt discounts are amortized using the effective interest method. Amortization of debt issuance costs and debt discounts included in interest expense was $2.7 million, $3.3 million and $3.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Self-Insurance Reserves

The Company is self-insured for employee medical insurance coverage up to an individual stop loss of $100,000 in 2019, 2018 and 2017. Self-insurance liabilities are estimated based on the Company’s claims experience using actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. The self-insurance liabilities are included in accrued liabilities in the consolidated balance sheets. Such amounts were $1.3 million and $1.0 million as of December 31, 2019 and 2018, respectively.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with FASB Codification Topic 718, Compensation - Stock Compensation (“ASC 718”). The Company has two share-based employee compensation plans, which are described more fully in Note 12 “Equity Plans”. Share-based compensation consists of stock options, time-based restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and performance-based restricted stock units (“PSUs”). The grant date closing price per share of the Company's stock is used to estimate the fair value of RSUs and RSAs. Stock options are granted at exercise prices equal to the fair market value of the Company's stock at the dates of grant. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the individual grants. The Company's Chief Executive Officer and certain of its other executive officers or members of senior management have been granted PSUs which vest, when and if earned, in accordance with the terms of the related PSU award agreements. The Company recognizes share-based compensation expense based on the target number of shares of common stock that may be earned pursuant to the award and the Company’s stock price on the date of grant and subsequently adjusts expense based on actual and forecasted performance compared to planned targets. Forfeitures are recognized as reductions to share-based compensation when they occur.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the second quarter of 2019, the Company changed its accounting principle for reporting share-based compensation expense in the consolidated statements of operations. The new principle is to record compensation expense for share-based compensation awards which contain only a service condition, i.e. time-based awards, using the straight-line method of accounting recognizing compensation expense over the requisite service period and treating all tranches as one award. The Company previously recorded share-based compensation expense for awards with graded vesting over the requisite service period on an accelerated basis, as if each tranche were a separate award. The straight-line method of accounting was adopted to better align the Company’s recognition of share-based compensation expense with its peers and to expense RSUs in a consistent manner that is representative of the requisite service period. This change in accounting principle was retrospectively applied, but had an immaterial effect on the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of shareholders’ equity, and condensed consolidated statements of cash flows. As a result of this change in accounting principle, share-based compensation expense was reduced by $0.5 million for the year ended December 31, 2019. Net income for the year ended December 31, 2019 increased by approximately $0.4 million, or $0.01 per diluted share.

Revenue

The Company accounts for revenue earned from contracts with customers under ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). The Company generates revenue from five principal sources: gaming services, hotel, racing, food and beverage and other. See Note 4 “Revenue Recognition”.

Gaming Expenses

Gaming expenses include, among other things, payroll costs and expenses associated with the operation of VLTs, slots and table games, including the win tax paid to the Mississippi Gaming Commission.

Racing Expenses

Racing expenses include payroll costs, OTB commissions and other expenses associated with the operation of live racing and simulcasting.

Advertising Expense

The Company expenses advertising costs as incurred. For the years ended December 31, 2019, 2018 and 2017, advertising expense was $7.6 million, $5.9 million and $5.8 million, respectively.

Expansion and Pre-opening Expenses

Expansion and pre-opening expenses are charged to expense as incurred. The Company defines pre-opening expenses as costs incurred before the property commences commercial operations and defines expansion expenses as costs incurred in connection with the opening of a new facility or significant expansion of an existing property. Costs classified as expansion and pre-opening costs consist primarily of marketing, master planning, conceptual design fees and legal and professional fees that are not eligible for capitalization incurred in connection with the Tiverton Casino Hotel and the new hotel at Twin River Casino Hotel. Expansion and pre-opening costs for the years ended December 31, 2018 and 2017 were $2.7 million and $0.2 million, respectively. There were no expansion and pre-opening expenses for the year ended December 31, 2019.

Gain on Insurance Recoveries

Gain on insurance recoveries relates to insurance recovery proceeds received for a damaged roof at the Company’s Arapahoe Park racetrack in Aurora, Colorado during the year ended December 31, 2019 for $1.2 million.

Interest Expense

Interest expense is comprised of interest costs for the Company’s debt, amortization of deferred financing fees and original issue discount, net of amounts capitalized for construction projects. Interest expense recorded in the consolidated statements of operations totaled $39.8 million, $23.0 million and $22.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive (Income) Loss

Comprehensive (income) loss includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive (income) loss consists of net income and changes in defined benefit pension plan, net of tax.

Earnings Per Share

Basic earnings per common share (EPS) is calculated by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding and RSUs, RSAs, and PSUs for which no future service is required as a condition to the delivery of the underlying common stock (collectively, basic shares). Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable for stock options, using the treasury stock method, and for RSUs, RSAs and PSUs for which future service is required as a condition to the delivery of the underlying common stock. The table below presents the computations of basic and diluted EPS:

	Years Ended December 31,
	2019	2018	2017
Net income applicable to common stockholders	$55,130	$72,078	$59,903

Weighted average shares outstanding, basic	37,705,179	36,938,943	36,478,759
Weighted average effect of dilutive securities	114,438	1,612,765	1,964,185
Weighted average shares outstanding, diluted	37,819,617	38,551,708	38,442,944

Per share data
Basic	$1.46	$1.95	$1.64
Diluted	$1.46	$1.87	$1.56

For the year ended December 31, 2019, 3,251 shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. There were no share-based awards that were considered anti-dilutive in the year ended December 31, 2018.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock
The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. The Company repurchased 9,079,690, 338,648, and 93,332 shares of its common stock at an aggregate annual cost of $223.1 million, $8.0 million and $2.3 million in the years ended December 31, 2019, 2018 and 2017, respectively. The Company retired 1,431,980 shares of its common stock held in treasury during the year ended December 31, 2019. The shares were returned to the status of authorized but unissued.

Business Combinations

The Company accounts for its acquisitions in accordance with ASC 805, Business Combinations. The results of operations of acquisitions are included in the consolidated financial statements from their respective dates of acquisition. Costs incurred to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and are charged to acquisition, integration and restructuring expense as they are incurred. See Note 5 “Acquisitions” and Note 9 “Acquisition, Integration and Restructuring Expense”.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. Certain operating segments are aggregated into reportable segments. See Note 17 “Segment Reporting”.

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

The inputs used to measure the fair value of an asset or a liability are categorized within levels of the fair value hierarchy. The fair value measurement is categorized in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the measurement. There were no transfers made among the three levels in the fair value hierarchy for the years ended December 31, 2019 and 2018.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

Standards implemented

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional ASUs have been issued that are part of the overall new revenue guidance including: (i) ASU 2016-08, “ Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (ii) ASU 2016-10, “ Identifying Performance Obligations and Licensing ,” (iii) ASU 2016-20, “ Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers ” and (iv) ASU 2016-12, “ Narrow Scope Improvements and Practical Expedients,” which clarified guidance on certain items such as reporting revenue as a principal or agent, identifying performance obligations, accounting for fixed odds wagering contracts associated with the Company’s racing operations, accounting for intellectual property licenses and accessing collectability and presentation of sales tax. The Company adopted Topic 606 on January 1, 2018 using the full retrospective method.

Topic 606 changed the presentation of total revenue and operating expenses. Prior to the adoption of Topic 606, the retail value of complimentary hotel rooms, food, beverages and other services provided to the Company’s customers was included in gross revenue, with an offsetting reduction for promotional allowances to derive total revenues. The estimated direct cost of providing these items was charged to the casino through interdepartmental allocations and included in gaming expenses. Under the new guidance, revenues are allocated among our revenue classifications based on the relative standalone selling prices of the goods and services provided to the customer after factoring in the likelihood of redemption of incentives. The accounting for the Company’s loyalty programs was also impacted, with changes to the timing and/or classification of certain transactions between total revenue and operating expenses. See Note 4 “Revenue Recognition”.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows—Restricted Cash. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard effective January 1, 2018 by retrospective restatement of all prior period consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment. This standard simplifies the quantitative goodwill impairment test by eliminating the second step of the test. Under this standard, impairment will be measured by comparing the estimated fair value of the reporting unit with its carrying value. The Company early adopted this standard in conjunction with its 2017 goodwill impairment test. Adoption of this standard did not have a material impact on the results of the Company’s goodwill impairment test.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line item as the hedged item. The ASU also provides new alternatives for applying hedge accounting to additional hedging strategies, measuring the hedged item in fair value hedges of interest rate risk, reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method and reducing the risk of a material error correction if a company applies the shortcut method inappropriately. This ASU is effective for public companies in fiscal years beginning after December 15, 2018, which for the Company was the first quarter of 2019. The Company adopted this ASU in the first quarter of 2019, with no impact to its consolidated financial statements.

Standards to be implemented

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326)–Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard amends several aspects of the measurement of credit losses on financial instruments, including trade receivables. The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model and amends certain aspects of accounting for purchased financial assets with deterioration in credit quality since origination. Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets, based on historical experience, current conditions and forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses, to clarify that receivables arising from operating leases are not within the scope of ASC 326 and should instead, be accounted for in accordance with ASC 842, Leases. The standard is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. Adoption is through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (a modified-retrospective approach). The Company anticipates adopting this standard in the first quarter of 2020 and it is not expected to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation–Retirement Benefits–Defined Benefit Plans–General. This amendment improves disclosures over defined benefit plans and is effective for interim and annual periods ending after December 15, 2020, with early adoption allowed. The Company anticipates adopting this amendment during the first quarter of 2021 and does not expect it to have a significant impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820),–Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company anticipates adopting this amendment in the first quarter of 2020, and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. This amendment serves to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendment also improves the consistent application of ASC Topic 740 by clarifying and amending existing guidance. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted for periods for which financial statements have not yet been issued. The Company is currently in the process of evaluating the impact of the future adoption of this amendment on its consolidated financial statements.

4 .     REVENUE RECOGNITION

The Company accounts for revenue earned from contracts with customers under ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). The Company generates revenue from five principal sources: gaming services, hotel, racing, food and beverage and other.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gaming revenue includes Twin River Casino Hotel’s, Tiverton Casino Hotel’s (upon its opening on September 1, 2018) and Newport Grand’s (until its closing on August 28, 2018) share of VLT revenue as determined by their respective master VLT contracts with the State of Rhode Island. Twin River Casino Hotel is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share on VLT revenue generated from units in excess of 3,002. Tiverton Casino Hotel is and Newport Grand was entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Twin River Casino Hotel. Gaming revenue also includes Twin River Casino Hotel’s and Tiverton Casino Hotel’s share of table games revenue whereby Twin River Casino Hotel and Tiverton Casino Hotel are entitled to an 83.5% share of table games revenue generated as of December 31, 2019. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT revenue received as the Company acts as an agent in operating the gaming services on behalf of the State of Rhode Island.

Gaming revenue also includes Dover Downs’ share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Dover Downs is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of December 31, 2019, Dover Downs was entitled to an approximate 42% share of VLT revenue and 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis, which is the percentage share of the VLT and table games revenue received, as the Company acts as an agent in operating the gaming services on behalf of the State of Delaware.

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

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Hotel	$19,939	$11,697	$11,347
Food and beverage	31,569	23,051	23,674
Other	7,594	5,772	5,927
	$59,102	$40,520	$40,948

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a disaggregation of total revenue by segment (in thousands):

Years Ended December 31,	Rhode Island	Delaware	Biloxi	Other	Total
2019
Gaming	$239,836	$43,865	$84,247	$—	$367,948
Racing	3,536	931	—	8,647	13,114
Hotel	6,675	12,228	20,085	—	38,988
Food and beverage	33,124	19,799	16,886	95	69,904
Other	23,135	3,983	6,214	291	33,623
Total revenue	$306,306	$80,806	$127,432	$9,033	$523,577
2018
Gaming	$246,126	n/a	$81,614	$—	$327,740
Racing	3,796	n/a	—	9,362	13,158
Hotel	1,361	n/a	19,978	—	21,339
Food and beverage	29,922	n/a	18,342	116	48,380
Other	21,447	n/a	5,203	270	26,920
Total revenue	$302,652	n/a	$125,137	$9,748	$437,537
2017
Gaming	$235,224	n/a	$79,570	$—	$314,794
Racing	3,902	n/a	—	10,132	14,034
Hotel	—	n/a	19,431	—	19,431
Food and beverage	28,447	n/a	18,440	117	47,004
Other	20,286	n/a	5,253	251	25,790
Total revenue	$287,859	n/a	$122,694	$10,500	$421,053

Revenue included in operations from Dover Downs from the date of its acquisition, March 28, 2019, through December 31, 2019 is reported in the “Delaware” segment. Refer to Note 5 “Acquisitions” for further information.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays, and amounts due from tracks and off track betting (“OTB”) locations. The Company’s receivables related to contracts with customers were $16.0 million and $13.3 million as of December 31, 2019 and December 31, 2018, respectively. The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, deposits made in advance for goods and services yet to be provided, and unpaid wagers. All of the contract liabilities are short term in nature. Loyalty program incentives earned by customers are typically redeemed within one year from when they are earned and expire if a customer’s account is inactive for more than twelve months; therefore, the majority of these incentives outstanding at the end of a period will either be redeemed or expire within the next twelve months. The Company’s contract liabilities related to loyalty programs were $12.4 million, and $9.5 million as of December 31, 2019 and December 31, 2018, respectively, and are included as accrued liabilities in the condensed consolidated balance sheets. The Company recognized $10.0 million, $8.2 million and $8.0 million of revenue related to loyalty program redemptions for the years ended December 31, 2019, 2018 and 2017, respectively.

Advance deposits are typically for future banquet events and to reserve hotel rooms. These deposits are usually received weeks or months in advance of the event or hotel stay. The Company’s contract liabilities related to deposits from customers were $1.4 million and $0.6 million as of December 31, 2019 and 2018, respectively, and are included as accrued liabilities in the consolidated balance sheets.

Unpaid wagers include unpaid pari-mutuel tickets and unpaid sports bet tickets. Unpaid pari-mutuel tickets not claimed within twelve months by the customer who earned them are escheated to the state. The Company’s contract liabilities related to unpaid tickets were $1.1 million and $0.9 million as of December 31, 2019 and 2018, respectively, and are included as accrued liabilities in the consolidated balance sheets.

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

5 .    ACQUISITIONS

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

The total consideration paid by the Company in connection with the Dover Downs merger was approximately $115.9 million, or $96.4 million, net of cash acquired of $19.5 million. This purchase price excludes transaction costs. During the year ended December 31, 2019, the Company incurred $7.9 million of transaction costs related to the merger and becoming a publicly traded company, compared to $6.6 million during the year ended December 31, 2018. These costs are included in “Acquisition, integration and restructuring expense” in the consolidated statements of operations.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The identifiable intangible assets recorded in connection with the closing of the merger based on final valuations include trademarks of $3.9 million, rated player relationships of $0.8 million and hotel and conference pre-bookings of $0.4 million, which are being amortized on a straight-line basis over estimated useful lives of approximately ten years, eight years, and three years, respectively. The fair value of the identifiable intangible assets acquired was determined by using an income approach. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance.

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

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed based on preliminary and final valuations. The Company has recorded adjustments to the opening balance sheet, as reflected in the table below, as a result of final valuation procedures performed on balance sheet amounts.

	As of March 28, 2019
(in thousands)	Preliminary as of March 31, 2019	Year to Date Adjustments	Final as of December 31, 2019
Cash	$19,500	$—	$19,500
Accounts receivable	5,674	—	5,674
Due from State of Delaware	2,535	—	2,535
Inventory	1,891	(498)	1,393
Prepaid expenses and other assets	2,586	(107)	2,479
Property and equipment	103,657	(5,378)	98,279
Right of use asset	1,333	—	1,333
Intangible assets	5,110	—	5,110
Deferred income tax assets	6,655	5,224	11,879
Other assets	320	—	320
Goodwill	—	1,047	1,047
Accounts payable	(7,470)	97	(7,373)
Purses due to horseman	(2,613)	—	(2,613)
Accrued and other current liabilities	(13,014)	(499)	(13,513)
Lease obligations	(1,333)	—	(1,333)
Pension benefit obligations	(6,613)	—	(6,613)
Other long-term liabilities	(2,332)	114	(2,218)
Total purchase price	$115,886	$—	$115,886

Dover Downs’ revenue and net income for the year ended December 31, 2019 was $80.8 million and $6.0 million, respectively.

The following table represents unaudited supplemental pro forma consolidated revenue and net income based on Dover Downs’ historical reporting periods as if the acquisition had occurred as of January 1, 2018:

	Year Ended
(in thousands, except per share data)	December 31, 2019	December 31, 2018
Revenue	$546,634	$534,140
Net income	$61,945	$62,792
Net income applicable to common stockholders	$61,945	$63,432
Net income per share, basic	$1.64	$1.59
Net income per share, diluted	$1.64	$1.53

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Black Hawk Casinos

On January 29, 2019, the Company entered into an agreement to acquire a subsidiary of Affinity that owns the three casino properties that comprise the Black Hawk Casinos: Golden Gates, Golden Gulch and Mardi Gras. The acquisition was completed on January 23, 2020.

The preliminary purchase price paid including initial net working capital estimates, net of cash acquired was approximately $53.0 million, excluding transaction costs. The Company incurred $1.7 million and $0.2 million of transaction costs during the years ended December 31, 2019 and 2018, respectively, which is included in “Acquisition, integration and restructuring expense” in the consolidated statements of operations.

The Company will account for the Black Hawk Casinos acquisition as a business combination under the acquisition method of accounting. As such, the purchase price will be allocated to the net assets acquired, inclusive of intangible assets, with any excess fair value recorded to goodwill. Since the closing date of the acquisition occurred subsequent to the end of the reporting period, the allocation of purchase price to the underlying net assets has not yet been completed. The Company will reflect the preliminary purchase price allocation in its consolidated financial statements during the year ending December 31, 2020. A preliminary allocation resulted in the identification of goodwill of approximately $4.4 million and intangible assets of approximately $6.0 million.

Isle Kansas City and Lady Luck Vicksburg

On July 10, 2019, the Company entered into a definitive agreement to acquire the operations and real estate of Isle Kansas City and Lady Luck Vicksburg from Eldorado Resorts, Inc. in a cash transaction for $230 million, subject to certain customary post-closing adjustments. The transaction is subject to the satisfaction of certain customary closing conditions, including approval by the gaming regulators in Mississippi (which was received in October 2019) and Missouri, and is expected to close in the second quarter of 2020.

For the year ended December 31, 2019, the Company recorded acquisition costs related to the acquisition of Isle Kansas City and Lady Luck Vicksburg of $1.3 million. These costs are included in “Acquisition, integration and restructuring expense” in the consolidated statements of operations.

6.	SALE OF NEWPORT GRAND

On January 17, 2018, Newport Grand entered into a Purchase and Sale Agreement (the “Sale Agreement”) with a third party (the “Buyer”), pursuant to which the Buyer acquired the land and building relating to the Newport Grand Casino for $10.2 million in a transaction that closed on May 1, 2018. The Company leased back the Newport Grand Casino from May 1, 2018 until November 1, 2018 at which time it vacated the property. This lease is accounted for as an operating lease. On August 28, 2018, Newport Grand was closed, and Tiverton Casino Hotel was opened on September 1, 2018.

As of January 17, 2018, Newport Grand met the accounting guidance for assets held for sale, thus the Company recorded impairment losses of $4.2 million for the difference between the fair value and the carrying value of the land, building and building improvements included in the Sale Agreement. The Company also recorded an expense of $2.4 million, in accordance with ASC 450, Contingencies, as the amount due for certain brokerage fees associated with the sale of Newport Grand became probable and reasonably estimable on this date. The move from Newport Grand to Tiverton Casino Hotel occurred on September 1, 2018.

The following sets forth the calculation of the Newport Grand disposal loss for the year ended December 31, 2018:

Sale price	$10,150
Land, building and improvement costs sold or written off	(12,993)
Transaction costs	(669)
Impairment loss	(3,512)
Participation fees	(2,373)
Land, building and improvement disposal loss	(5,885)
Equipment written-off upon facility closure	(629)
Newport Grand disposal loss	$(6,514)

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sale of the Newport Grand assets did not qualify as a discontinued operation as the sale was not a strategic shift that had a major effect on the Company’s operations and financial results.

7.	GOODWILL AND INTANGIBLE ASSETS

The change in carrying value of goodwill by reportable segment for the year ended December 31, 2019 is as follows:

	Rhode Island	Delaware	Biloxi	Total
Goodwill as of December 31, 2018	$83,101	$—	$48,934	$132,035
Goodwill from current year business combinations	—	1,047	—	1,047
Goodwill as of December 31, 2019	$83,101	$1,047	$48,934	$133,082

There was no change in the carrying value of goodwill during the year ended December 31, 2018.
As of December 31, 2019, identifiable intangible assets for the Company were comprised of the following:

(in thousands, except years)	Weighted average remaining life (in years)	Gross amount	Accumulated amortization	Net Amount
Amortizable intangible assets:
Rhode Island contract for VLT’s	0.6	$29,300	$(27,629)	$1,671
Trade names	7.0	19,500	(14,576)	4,924
Hard Rock license	27.5	8,000	(1,333)	6,667
Rated player relationships	5.1	7,765	(4,660)	3,105
Other	3.2	1,220	(534)	686
Total amortizable intangible assets		65,785	(48,732)	17,053

Intangible assets not subject to amortization:
Rhode Island VLT license	Indefinite	92,108	—	92,108
Novelty game licenses	Indefinite	1,212	—	1,212
Total unamortizable intangible assets		93,320	—	93,320
Total intangible assets, net		$159,105	$(48,732)	$110,373

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018, identifiable intangible assets for the Company were comprised of the following:

(in thousands, except years)	Weighted average remaining life (in years)	Gross amount	Accumulated amortization	Net Amount
Amortizable intangible assets:
Rhode Island contract for VLT’s	1.6	$29,300	$(24,611)	$4,689
Trade names	1.8	15,600	(12,724)	2,876
Hard Rock license	28.5	8,000	(1,091)	6,909
Rated player relationships	5.4	6,945	(4,014)	2,931
Other	4.2	680	(359)	321
Total amortizable intangible assets		60,525	(42,799)	17,726

Intangible assets not subject to amortization:
Rhode Island VLT license	Indefinite	92,108	—	92,108
Novelty game licenses	Indefinite	270	—	270
Total unamortizable intangible assets		92,378	—	92,378
Total intangible assets, net		$152,903	$(42,799)	$110,104

Amortization of intangible assets was approximately $5.9 million, $5.5 million and $5.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The following table shows the remaining amortization expense associated with finite lived intangible assets as of December 31, 2019:

(in thousands)
2020	$4,514
2021	1,542
2022	1,430
2023	1,359
2024	776
Thereafter	7,432
$17,053

8.	ACCRUED LIABILITIES
As of December 31, 2019 and 2018, accrued liabilities consisted of the following:

	December 31,
(in thousands)	2019	2018
Gaming liabilities	$23,908	$18,740
Compensation	13,849	16,622
Legal	833	3,784
Construction accruals	—	3,677
Property taxes	2,920	2,582
Purses due to horsemen	7,868	—
Interest payable	2,291	238
Other	19,180	12,135
Total accrued liabilities	$70,849	$57,778

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSE

The following table reflects acquisition, integration and restructuring expense the Company recorded during the years ended December 31, 2019 and 2018:

	Years Ended December 31,
(in thousands)	2019	2018
Acquisition and integration costs:
Dover Downs merger and going public expenses	$7,883	$6,636
Black Hawk Casinos	1,724	208
Isle Kansas City and Lady Luck Vicksburg	1,293	—
Total	10,900	6,844
Restructuring expense	1,268	—
Total acquisition, integration and restructuring expense	$12,168	$6,844

The Company did not record acquisition, integration and restructuring expense during the year ended December 31, 2017.

Restructuring Expense

During the year ended December 31, 2019, the Company incurred restructuring expenses of $0.8 million related to severance costs incurred attributable to the acquisition of Dover Downs in the first quarter of 2019, as well as $0.4 million related to severance costs incurred at the Company’s Twin River Casino Hotel property. The following table summarizes the restructuring liability accrual activity during the year ended December 31, 2019 related to the Rhode Island and Delaware reportable segments.

	Severance
(in thousands)	Rhode Island	Delaware	Total
Restructuring liability as of December 31, 2018	$—	$—	$—
Additions	425	843	1,268
Payments	(425)	(820)	(1,245)
Restructuring liability as of December 31, 2019	$—	$23	$23

10.	LONG-TERM DEBT

As of December 31, 2019 and 2018, long term debt consisted of the following:

	December 31,
(in thousands)	2019	2018
Term Loan principal	$298,500	$342,439
Revolving credit facility	—	55,000
6.75% Senior Notes due 2027	400,000	—
Less: Unamortized original issue discount	(2,014)	(1,027)
Less: Unamortized deferred financing fees	(12,885)	(2,239)
Long-term debt, including current portion	683,601	394,173
Less: Current portion of Term Loan and Revolving Credit Facility	(3,000)	(3,595)
Long-term debt, net of discount and deferred financing fees; excluding current portion	$680,601	$390,578

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs and subject to a floor of 0.00% or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.50%, the prime rate as determined by the Agent, the one-month LIBOR rate plus 1.00%, and subject to a floor of 1.00%, in each case plus an applicable margin. In the event that the LIBOR rate is no longer available or no longer used to determine the interest rate of loans, the Company and the Agent will amend the Credit Agreement to replace LIBOR with an alternate benchmark rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR and until such amendment has become effective, loans will be based on the base rate. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.50% commitment fee, in respect of commitments under the Revolving Credit Facility, which may be subject to one or more step-downs based on the Company’s total net leverage ratio. As of December 31, 2019, the interest rate for the Credit Facility was 4.55%. There were no borrowings on the Revolving Credit Facility as of December 31, 2019.

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

The Credit Facility and the indenture governing the Senior Notes (the “Indenture”) each contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into certain transactions with affiliates, sell or otherwise dispose of assets, create or incur liens, and merge, consolidate or sell all or substantially all of the Company’s assets, in each case, subject to certain exceptions and qualifications. In addition, if more than 30% of the capacity of the Revolving Credit Facility is utilized, the Company must comply with a maximum total net leverage ratio, which is currently set at 5.50:1.00. These covenants are subject to exceptions and qualifications set forth in the Credit Facility and the Indenture. The Company was in compliance with all such covenants as of December 31, 2019.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Senior Notes are guaranteed, jointly and severally, by each of the Company’s restricted subsidiaries that guarantee the Company’s obligations under the Credit Facility.

Former Credit Agreements

The Credit Facility replaced the Former Credit Facility, which was entered into on July 10, 2014, and included a term loan (“Former Term Loan”) in the principal amount of $480 million and an original issue discount of 1%, payable in quarterly installments of $1.2 million with the balance payable upon maturity on July 10, 2020 and a revolving credit facility (“Former Revolving Credit Facility”) with an original capacity of $40 million and a capacity on March 31, 2019 of $150 million as a result of several amendments, the last of which occurred on March 26, 2019 and increased the capacity from $100 million to $150 million to, among other things, help retire debt of Dover Downs at the closing of the acquisition on March 28, 2019.

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

There are no operations at TRWH. Cash held as of December 31, 2019 and December 31, 2018 was $64.4 million and $0.2 million, respectively, an increase driven by proceeds received from the Term Loan Facility and Senior Notes, as described above.

Debt Maturities

As of December 31, 2019, the contractual annual principal maturities of long-term debt, including the Revolving Credit Facility, were as follows:

(in thousands)
2020	$3,000
2021	3,000
2022	3,000
2023	3,000
2024	3,000
Thereafter	683,500
$698,500

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	LEASES

Operating Leases

The Company is committed under various operating lease agreements primarily related to submerged tidelands, property and equipment.

Hard Rock Biloxi has an agreement with the State of Mississippi for the lease and use of approximately five acres of submerged tidelands for a primary term of thirty years, expiring September 30, 2037. Upon expiration of the primary term, Hard Rock Biloxi will have an option to extend the lease for a renewal term of thirty years; the renewal option has not been included in the calculation of the lease liability or right of use asset as the Company is not reasonably certain to exercise the option. Annual rent for the lease, as of December 31, 2019, is approximately $1.2 million and adjusts annually by the increase in the consumer price index (“CPI”). Future changes to the CPI are treated as variable lease payments and are recognized in the period in which the obligation for those payments is incurred.

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

During the year ended December 31, 2019, three equipment leases were terminated via purchase of the underlying assets.

At December 31, 2019, the Company had operating lease liabilities of $17.2 million and right of use assets of $17.2 million, which were included in the condensed consolidated balance sheet.

As of December 31, 2019, the weighted average remaining lease term was 16.7 years, with a weighted-average discount rate of 6.8%.

(in thousands)	Year Ended December 31, 2019
Operating leases:
Operating lease cost	$2,430
Variable lease cost	66
Operating lease expense	2,496
Short-term lease expense	1,830
Total lease expense	$4,326

Supplemental cash flow and other information for the year ended December 31, 2019, related to operating leases was a follows:

(In thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$2,440
Right of use assets obtained in exchange for operating lease liabilities	$18,771

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)
2020	$2,157
2021	2,130
2022	1,846
2023	1,803
2024	1,753
Thereafter	19,503
Total	29,192
Less: present value discount	(11,964)
Operating lease obligations	$17,228

As of December 31, 2018, as calculated under ASC 840, Leases, future undiscounted minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)
2019	$2,941
2020	2,308
2021	1,688
2022	1,627
2023	1,653
Thereafter	27,252
$37,469

The Company also has leasing arrangements with third-party lessees at its properties. Leasing arrangements for which the Company acts as a lessor are not deemed material as of December 31, 2019.

12.	EQUITY PLANS

The Company has two equity incentive plans: the 2010 BLB Worldwide Holdings, Inc. Stock Option Plan (the “2010 Option Plan”) and the 2015 Stock Incentive Plan (“2015 Incentive Plan”).

The 2010 Option Plan provided for options to acquire 2,455,368 shares of the Company’s common stock. Options granted to employees, officers and directors of the Company under the 2010 Option Plan vested on various schedules by individual as defined in the individual participants’ option agreements. Vested options can generally be exercised all or in part at any time until the tenth anniversary of the date of grant. Effective December 9, 2015, it was determined that no new awards would be granted under the 2010 Option Plan.

The 2015 Incentive Plan provides for the grant of stock options, RSAs, RSUs and other stock-based awards (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 2015 Incentive Plan provides for the issuance of up to 1,700,000 shares of the Company’s common stock. As of December 31, 2019, 1,222,462 shares were available for grant under the 2015 Incentive Plan.

The Company recognized total share-based compensation expense of $3.8 million for the year ended December 31, 2019, compared to a benefit of $1.5 million and expense of $17.8 million for the years ended December 31, 2018 and December 31, 2017, respectively. The total income tax benefit (expense) for share-based compensation arrangements was $0.9 million, $(0.4) million, and $4.4 million, for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, there was $1.9 million of unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock options, RSA, RSU and PSU arrangements) which is expected to be recognized over a weighted average period of 0.6 years.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Stock option activity under the 2010 Option Plan for the year ended December 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	109,564	$4.31
Outstanding at December 31, 2019	109,564	$4.31	3.6 years	$2.3	million
Exercisable at December 31, 2019	109,564	$4.31	3.6 years	$2.3	million

There were no stock options granted during the years ended December 31, 2019, 2018 or 2017.

There were no stock options exercised during the year ended December 31, 2019. The total intrinsic value of options exercised or unvested options put to the Company (see discussions below) and cancelled was $40.5 million and $3.4 million for the years ended December 31, 2018 and 2017, respectively.
All stock option awards were vested as of December 31, 2017. Accordingly, there was no remaining compensation cost relating to unvested stock options as of December 31, 2019, 2018 or 2017.

Exercises and Related Notes Receivable and Puts

In July and November 2015, certain employees and directors exercised a combined total of 1,864,428 outstanding stock options (the “Financed Options”) and executed promissory notes to TRMG in connection with those exercises to finance the exercise price and associated income taxes. The notes are considered nonrecourse for accounting purposes. As such, (i) the purchases of common stock with a promissory note continued to be accounted for as stock options and (ii) no receivable for amounts due under the promissory notes for the exercise price of the Financed Options were recorded on the Company’s consolidated balance sheets.

On August 19, 2015, all previously issued option agreements under the 2010 Option Plan were amended (the “Put Amendment”), allowing the participant to request purchase by the Company (“Put”) during April or October each year beginning in 2016 (“Put Periods”) of up to one-third of any previously issued shares or vested but unexercised options under the 2010 Option Plan for Fair Market Value, as defined therein, less the applicable exercise price in the case of vested but unexercised options. Participants seeking to exercise the Put were required to be employed by the Company or serving as a director of the Company at the time of the request. Any purchases by the Company during a Put Period were subject to limitations contained in the credit agreements related to the Company’s indebtedness that were outstanding at the time. In March 2018, the Company revised the Put Periods from April and October to four periods in each year, subject to anticipated blackout periods. In December 2018, all outstanding options under the 2010 Option Plan were amended to remove the Put rights. Refer to Note 13 “Shareholders' Equity” for more information.

Certain employees and directors Put a total of 331,112 and 93,332 Financed Options to the Company at $23.50 and $24.38 per share and paid the related promissory notes with a portion of the proceeds during the years ended December 31, 2018 and 2017, respectively. The shares are included in Treasury stock in the consolidated balance sheets after the respective Put dates. During the year ended December 31, 2018, in addition to the Put shares discussed above, promissory notes related to 1,439,984 Financed Options were paid. No additional promissory notes were paid for the year ended December 31, 2017. On the date the promissory notes are paid, the options are considered exercised and the common stock is considered issued for accounting purposes. As of December 31, 2018 and 2019, there were no Financed Options outstanding.

Exercises for Cash and Puts of Unexercised Options

During 2017, 13,336 vested but unexercised options were Put to the Company at $24.38 per share and 54,976 options were exercised, with cash paid for the exercise price. During the years ended December 31, 2018 and 2019, no vested but unexercised options were Put to the Company and no options, excluding the Financed Options, were exercised.

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
Prior to the removal of the Put rights in December 2018, the stock options were classified as liability classified options, thus at the end of each reporting period, the Company recognized share-based compensation expense for changes in the intrinsic value of the vested awards and the portion of the unvested awards that had been recorded in expense. All awards were vested as of December 31, 2017. Upon exercise, the Company recognized share-based compensation expense for the difference between the fair market value on the date of exercise and previously recognized compensation expense. The Company recorded compensation expense of $16.1 million in connection with the 2010 Option Plan for the year ended December 31, 2017.
Restricted Stock Units and Performance-Based Restricted Stock Units

Under the 2015 Incentive Plan, RSUs and PSUs have been awarded to members of the Company’s senior management and certain members of its Board of Directors. Each RSU and PSU represents the right to receive one share of the Company’s common stock. RSUs generally vest in one-third increments over a three years period, and compensation cost is recognized over the respective service periods based on the grant date fair value. Up to one third of the PSUs may become eligible for vesting upon attainment of performance objectives for each of the subsequent three years. The number of PSUs that may become eligible for vesting varies and is dependent upon whether the performance targets are met, partially met or exceeded each year. All PSUs that become eligible for vesting based on achievement of the performance criteria will cliff vest at the end of the three-year period. The fair value of RSUs and PSUs issued subsequent to the Company becoming publicly traded in 2019 are determined based on the number of units granted and the quoted price of the Company’s common stock as of the grant date. Refer to “Valuation of Equity Compensation Awards” below for the valuation methodology used for awards issued prior to 2019.

Under the terms of the above awards, shares of the Company’s stock are issued upon vesting of the awards, unless deferral is elected by the participant at the time of the award. The Company removed the Put rights from the award agreements in December 2018; prior to that time, at the election of the participant, issued shares could be Put to the Company at fair value during any Put Period that was at least three years following the vesting date.

Equity-Classified Awards
The following summary presents information of equity-classified RSU and PSU activity for the year ended December 31, 2019:

	Restricted Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	38,552	101,880	$17.42
Granted	132,511	46,609	30.68
Vested	(92,972)	(94,876)	21.91
Forfeited	(1,748)	—	19.27
Outstanding at December 31, 2019	76,343	53,613	$28.57

The weighted average grant date fair value for RSUs and PSUs was $30.68, $27.15, and $20.15 in 2019, 2018, and 2017, respectively.

The total intrinsic value of RSUs vested during the year ended December 31, 2019 was $5.4 million . Total intrinsic value of RSUs vested, but not deferred, for the years ended December 31, 2018 and 2017 were $0.6 million and $0.3 million, respectively.
For PSU awards, performance objectives for each year are established no later than 90 days following the start of the year. As the performance targets have not yet been established for the PSUs that are eligible to be earned in 2020, a grant date has not yet been established for those awards in accordance with ASC 718, Compensation—Stock Compensation. The grant date for the 2019, 2018 and 2017 performance periods have been established and, based upon achievement of the performance criteria for the years ended

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2017, 48,525 and 66,644 PSUs, respectively, became eligible for vesting. For the 2018 performance period the Company did not achieve the performance target, thus no shares became eligible to vest.
Liability-Classified Awards
On January 1, 2018, the Company granted RSU’s to certain employees with a cash settlement feature. The actual amount of cash will be determined by the number of RSUs to be settled in cash multiplied by the share price of Twin River common stock at the time of settlement. These awards vest in one-third increments as of December 31, 2018, 2019 and 2020.
The following summary presents liability-classified RSU activity for the year ended December 31, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	22,408	$25.50
Vested and settled for cash	(9,568)	25.50
Forfeited	(3,268)	25.50
Outstanding at December 31, 2019	9,572	$25.50

The 9,568 cash-settled vested RSUs were settled for $0.2 million cash in January 2020. 11,208 cash-settled vested RSUs were settled for $0.3 million of cash in January 2019.

Valuation of Equity Compensation Awards

Prior to the Company becoming publicly traded in 2019, the fair values of the shares of common stock underlying the Company’s liability classified awards, RSUs and PSUs were estimated on each grant date by the Board of Directors. In order to determine the fair value, the Company’s Board of Directors considered, among other things, valuations of its common stock in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, or the Practice Aid. Given the absence of a public trading market of Twin River’s common stock, its Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of its common stock. The Board of Directors used an income approach, weighted 50%, and a market approach, weighted 50%.

For the income approach, the Company performed a discounted cash flow analysis, which utilized projected cash flows as well as a residual value, which were discounted to the present value in order to arrive at an enterprise value. The Company relied on the following key assumptions for the income approach, in addition to management projections for the business:

•	a weighted average cost of capital (WACC), which served as the discount rate applied to forecasted future cash flows to calculate the present value of those cash flows; and

•	a long-term growth rate assumption, which was used to calculate the residual value of the Company before discounting to present value.

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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    SHAREHOLDERS’ EQUITY

Stock Dividend

On January 18, 2019, the Board of Directors of the Company approved a common stock dividend, accounted for as a stock split. The stock split was effected through a stock dividend of three shares for each share outstanding as of the approval date. The effect of this dividend has been retroactively applied to the consolidated financial statements as of and for the period ended December 31, 2018 resulting in an increase in shares outstanding from 9,855,339 to 39,421,356. All share and per share information included in the consolidated financial statements have been retroactively adjusted to reflect the impact of the stock dividend. The shares of common stock authorized remained at 100,000,000, and the shares retained a par value of $0.01.

Capital Return Program and Quarterly Cash Dividends

On June 14, 2019, the Company announced that its Board of Directors approved a capital return program under which the Company may expend a total of up to $250.0 million for a share repurchase program and payment of dividends. Share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. The Company expects to fund any share repurchases and dividends from existing capital resources. There is no fixed time period to complete share repurchases.

On July 26, 2019, the Company completed a modified Dutch auction tender offer (“Offer”). Initially, 2,542,357 shares were accepted for payment. As a result of a DTC participant’s error identified in August 2019, 37,386 shares that had been improperly tendered were returned, which reduced the number of purchased shares to 2,504,971 and an aggregate purchase price of $73.9 million. The offer was funded with cash on hand.

During the year ended December 31, 2019, in addition to those shares purchased as part of the Offer, the Company repurchased 6,558,379 shares under the capital return program for an aggregate cost of $148.8 million.

Total share repurchase activity during the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2019	2018
Number of common shares repurchased	9,079,690	338,648
Total cost	$223,075	$7,958
Average cost per share, including commissions	$24.57	$23.50

All shares repurchased during the years ended December 31, 2019 and 2018 were transferred to treasury stock during the year of repurchase. The Company retired 1,431,980 shares of its common stock held in treasury during the year ended December 31, 2019. All shares repurchased during the year ended December 31, 2019 remained in treasury stock as of December 31, 2019. The shares retired during the year were returned to the status of authorized but unissued.

During the year ended December 31, 2019, the Company paid cash dividends of $0.10 per common share on July 23, 2019 and October 25, 2019, for a total of $0.20 per common share and a total cost of approximately $7.6 million. As of December 31, 2019, $19.7 million remained available for use under the above-mentioned capital return program. Future dividends will be considered and declared by the Board of Directors at its discretion.

On February 10, 2020, subsequent to the year ended 2019, the Board of Directors approved an increase in its previously announced capital return program of $100.0 million.

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

In January 2018, 25,136 shares of redeemable common stock were issued and remained outstanding, respectively, upon vesting of RSUs. In December 2018, all outstanding equity awards were amended to remove the Put rights. See Note 12 “Equity Plans”. Upon the removal of the Put rights effective December 2018, the fair value of the 357,224 shares of common stock that were no longer redeemable were reclassified from temporary equity to common stock and additional paid in capital in permanent equity in the consolidated balance sheets.

The following table summarizes the Company’s redeemable common stock activities for the years ended December 31, 2018 and 2017:

(in thousands, except share data)	Shares Subject to Redemption	Total Temporary Equity
Balance as of December 31, 2016	260,144	$4,995
Release of restricted units for common stock subject to possible redemption	16,968	326
Stock options exercised for common stock subject to possible redemption	54,976	1,388
Deemed dividends related to change in fair value of common stock subject to possible redemption	—	2,344
Balance as of December 31, 2017	332,088	9,053
Release of restricted units for common stock subject to possible redemption	25,136	685
Deemed dividends related to change in fair value of common stock subject to possible redemption	—	(640)
Common stock no longer subject to possible redemption due to extinguishment of Puts	(357,224)	(9,098)
Balance as of December 31, 2018	—	$—

14.	EMPLOYEE BENEFIT PLANS

Multi-employer Defined Benefit Plans

The Company participates in and contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

a.	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.
If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines the Company’s participation in multi-employer pension plans for the years ended December 31, 2019, 2018 and 2017 and sets forth the calendar year contributions and accruals for each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2019 and 2018 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that the Company received from the plans’ administrators and is certified by each plan’s actuary. Plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. As of December 31, 2019 and 2018, all plans that have either a FIP or RP requirement have had the respective plan implemented.

	EIN/ Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions and Accruals (in $000’s)			Company Contributions > 5%	Union Contract Expires
Pension Fund		2019	2018		2019	2018	2017
SEIU National Industry Pension Fund	52-6148540	Red	Red	Yes/Implemented	$910	$845	$659	No	4/30/2022
New England Carpenters Pension Fund (1)	51-6040899	Green	Green	No	121	138	106	No	6/2/2020
Plumbers and Pipefitters Pension Fund	52-6152779	Yellow	Yellow	Yes/Implemented	299	311	267	No	8/29/2021
Rhode Island Laborers Pension Fund	51-6095806	Green	Green	No	785	934	929	Yes	7/31/2020
New England Teamsters Pension Fund	04-6372430	Red	Red	Yes/Implemented	361	582	541	No	6/30/2020
The Legacy Plan of the UNITE HERE Retirement Fund (3)	82-0994119/001	Red	Red	Yes/Implemented	936	1,474	783	No	6/30/2021
The Adjustable Plan of the UNITE HERE Retirement Fund (3)	82-0994119/002	N/A(2)		No
Total Contributions					$3,412	$4,284	$3,285
__________________________________

(1)
Effective January 1, 2018, the RI Carpenters Pension Fund merged into the New England Carpenters Pension Fund (EIN–51-6040899), which also has a green status for the pension protection act zone status.

(2)	The Plan is not subject to the Pension Protection Act of 2016 zone status certification rule.

(3)
Formerly listed as Hotel & Restaurant Employees International Pension Fund - Allocations of contributions between the two plans are determined by the plan administrator. Contributions for 2017 were made to the Legacy and Adjustable Plans of the National Retirement Fund (13-6130178). Effective January 1, 2018, certain assets of the National Retirement Fund were spun off into the UNITE HERE Retirement Fund.

Contributions, based on wages paid to covered employees totaled approximately $3.4 million, $4.3 million and $3.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. These aggregate contributions were not individually significant to any of the respective plans. The Company’s share of the unfunded vested liability related to its multi-employer plans, if any, other than the New England Teamsters and Trucking Industry Pension Fund discussed below, is not determinable.

Under the terms of certain collective bargaining agreements, the Company contributes to a number of multi-employer annuity funds. Contributions are made at a fixed rate per hour worked, in accordance with the collective bargaining agreements. These plans are not subject to the withdrawal liability provisions applicable to multi-employer defined benefit pension plans. Contributions made to these plans by the Company were $2.6 million, $2.7 million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dover Downs Defined Benefit Pension Plans

The Company acquired two defined pension plans with the acquisition of Dover Downs on March 28, 2019, the Dover Downs Gaming & Entertainment, Inc. Pension Plan (“Dover Downs Pension Plan”) and the Dover Downs Gaming & Entertainment, Inc Excess Pension Plan (“Excess Plan”). The acquisition resulted in a revaluation of the benefit pension plan obligation as of the acquisition date.

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

Dover Downs Pension Plan

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

For the defined benefit pension plan, the accumulated benefit obligation is equal to the projected benefit obligation. The following tables present the benefit obligation, fair value of plan assets and funded status of the plan:

(in thousands)	Year Ended December 31, 2019
Changes in Benefit Obligation
Benefit obligation at acquisition date of March 28, 2019	$24,067
Service cost	—
Interest cost	666
Actuarial (gain) loss	3,588
Benefits paid	(472)
Benefit obligation at end of year	$27,849
Changes in Plan Assets
Fair value of plan assets at acquisition date of March 28, 2019	$17,454
Actual return (loss) on plan assets	1,815
Employer contributions	365
Benefits paid	(472)
Settlement payments	—
Fair value of plan assets at end of year	$19,162

Unfunded status at end of year	$(8,687)

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit (income) cost and other changes in plan assets and benefit obligations recognized consist of the following:

(in thousands)	Year Ended December 31, 2019
Net Periodic Benefit (Income) Cost
Interest cost	$666
Expected return on plan assets	(967)
Net periodic benefit (income) cost	$(301)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss	$2,740
Total expense recognized in other comprehensive income	$2,740

Total expense recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$2,439

No estimated net actuarial loss is expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost for the Dover Downs Pension Plan for the year ending December 31, 2020.

Amounts recognized in the consolidated balance sheets as of December 31, 2019 consist of non-current liabilities of $8.7 million.

The principal assumptions used to determine net periodic pension benefit cost and benefit obligation under the Dover Downs Pension Plan as of December 31, 2019 consisted of the following:

Year Ended December 31, 2019
Benefit obligation assumptions:
Discount rate	3.28%
Salary scale	n/a
Net periodic benefit cost assumptions:
Discount rate	4.05%
Expected return on plan assets	7.5%
Salary scale	n/a

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

For 2019, the assumed long-term rate of return on plan assets is 7.50%.  In developing the expected long-term rate of return assumption, the Company reviewed asset class return expectations and long-term inflation assumptions and considered its historical compounded return, which was consistent with its long-term rate of return assumption.

The Company’s investment goals for the Dover Downs Pension Plan assets are to achieve a combination of moderate growth of capital and income with moderate risk. Acceptable investment vehicles will include mutual funds, exchange-traded funds (“ETFs”), limited partnerships, and individual securities. Target allocations for plan assets are 60% equities and 40% fixed income. Of the equity portion, approximately 50% will be targeted to be invested in passively managed securities using ETFs and the other approximately 50% will be targeted to be invested in actively managed investment vehicles. Diversification is addressed by investing in mutual funds and ETFs which hold large, mid and small capitalization U.S. stocks, international (non-U.S.) equities, and emerging markets. A percentage of the investments are readily marketable in order to be available to fund benefit payment obligations as they become payable.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The asset allocation targets and the actual allocation of pension assets in the Dover Downs Pension Plan as of December 31, 2019 were as follows:

Asset Category	Target	December 31, 2019
Equity Securities	60%	60%
Debt Securities	40%	35%
Other	—%	5%
Total	100%	100%

The fair values of pension assets in the Dover Downs Pension Plan as of December 31, 2019 by asset category were as follows:

(in thousands)
Asset Category	Total	Level 1	Level 2	Level 3
Mutual funds/ETFs:
Equity-large cap	$6,702	$6,702	$—	$—
Equity-mid cap	955	955	—	—
Equity-small cap	955	955	—	—
Equity-international	2,882	2,882	—	—
Fixed income	6,702	6,702	—	—
Money market	966	966	—	—
Total mutual funds/ETFs	$19,162	$19,162	$—	$—

Minimum pension contributions of $0.5 million are required to be made to the Dover Downs Pension Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in 2020. We expect to contribute approximately $0.8 million to the Dover Downs Pension Plan in 2020.

The estimated future benefit payments under the Dover Downs Pension Plan are as follows:

(in thousands)
Year Ending December 31,
2020	$902
2021	929
2022	976
2023	1,063
2024	1,106
2025-2029	6,130

Supplemental Executive Retirement Plan

The Company also acquired Dover Downs’ non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees of Dover Downs. The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of the committee responsible for administering the SERP. The liability for SERP pension benefits as of both the acquisition date and December 31, 2019, was de minimis.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) Plans

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering non-union employees and certain union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. Dover Downs also maintains a defined contribution 401(k) plan, which permits participation by substantially all of its employees. Total employer contribution expense to both 401(k) profit-sharing plans were $1.6 million, $1.0 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

New England Teamsters and Trucking Industry Pension Fund

The New England Teamsters and Trucking Industry Pension Fund (the “Pension Fund”) is in critical and declining status. On September 30, 2018, the Company entered into an agreement to withdraw from the Pension Fund and is not expected to have any further obligation to contribute to the Pension Fund following the withdrawal payment of $3.7 million the Company paid in October 2018. The Company recorded $3.7 million in advertising, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2018. On October 1, 2018, the Company entered into an agreement to re-enter the Pension Fund as a new employer and to contribute specified rates in the new agreement. The agreements have been ratified by the union and the trustees of the Pension Fund.

15.	INCOME TAXES

The components of the provision for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Current taxes
Federal	$9,022	$15,262	$38,400
State	2,033	5,217	5,587
	11,055	20,479	43,987
Deferred taxes
Federal	7,363	5,760	(5,437)
State	1,632	120	311
	8,995	5,880	(5,126)
Provision for income taxes	$20,050	$26,359	$38,861

The effective rate varies from the statutory U.S. federal tax rate as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Income tax expense at statutory federal rate	$15,789	$20,537	$35,388
State income taxes, net of federal effect	2,883	4,308	3,834
Nondeductible professional fees	1,255	1,776	—
Other permanent differences including lobbying expense	424	236	687
Share-based compensation	(261)	(718)	5,167
Deferred tax adjustment	—	—	(552)
Deferred tax impact of TCJA	—	117	(6,523)
Return to provision adjustments	(245)	89	—
Change in uncertain tax positions	205	14	860
Total provision for income taxes	$20,050	$26,359	$38,861
Effective income tax rate on continuing operations	26.7%	27.0%	38.4%

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes at December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
(in thousands)	2019	2018
Deferred tax assets:
Accrued liabilities and other	$3,233	$1,818
Tax basis difference in property and equipment	9,148	6,190
Tax basis difference in share-based compensation	1,800	1,694
Federal tax net operating loss carryforwards	121	—
State tax net operating loss carryforwards	310	131
Valuation allowance	—	—
Total deferred tax assets, net	$14,612	$9,833

Deferred tax liabilities:
Tax basis difference in land	$(2,865)	$(1,848)
Tax basis difference in goodwill	(4,296)	(3,673)
Tax basis difference in amortizable assets	(21,241)	(21,838)
Total deferred tax liabilities	$(28,402)	$(27,359)
Net deferred tax liabilities	$(13,790)	$(17,526)

The Company will only recognize a deferred tax asset when, based on available evidence, realization is more likely than not. Accordingly, no valuation has been established as of December 31, 2019 and 2018, respectively.

During 2019, the Company acquired Dover Downs Entertainment, Inc. in a stock acquisition. Pursuant to ASC Topic 805, Business Combinations, the Company recognized an acquisition of $11.9 million of deferred tax assets. For the years ended December 31, 2019 and 2018 the net deferred tax liabilities decreased by $3.7 million and increased by $5.9 million, respectively. For the year ended December 31, 2019, an increase of $9.0 million was included in income from operations, a decrease of $11.9 million was acquired from the Dover Downs Entertainment, Inc., and a decrease of $0.9 million was included in other comprehensive loss. For the year ended December 31, 2018, an increase of $5.9 million was included in income from operations.

As of December 31, 2019, the Company has $0.6 million of federal net operating carryforwards and $2.6 million of Delaware net operating loss carryforwards, both with an unlimited carryforward period. There was no federal or Delaware net operating loss carryforward as of December 31, 2018. As of December 31, 2019 and December 31, 2018, the Company has $3.6 million and $3.8 million, respectively, of Colorado net operating loss carryforwards which expire at various dates through 2037. As of December 31, 2019, the Company anticipates sufficient taxable income to make utilization of these net operating losses more likely than not during the carryforward periods, and accordingly, no valuation allowance has been established.

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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with SAB 118, the Company has recorded a provisional estimated income tax benefit of $6.5 million for the year ended December 31, 2018 related to the remeasurement of the Company’s net deferred tax liability and other effects of the TCJA. As a result of the adoption of the TCJA, the Company remeasured the net deferred tax liability at the reduced federal corporate income tax rate. During the fourth quarter of 2018, the Company completed its analysis to determine the deferred tax effect of the TCJA and recorded immaterial adjustments as of December 22, 2018.

From time to time, the Company may be subject to audits covering a variety of tax matters by taxing authorities in any taxing jurisdiction where the Company conducts business. While the Company believes that the tax returns filed, and tax positions taken are supportable and accurate, some tax authorities may not agree with the positions taken. This can give rise to tax uncertainties which, upon audit, may not be resolved in the Company’s favor. As of December 31, 2018, the Company has recorded tax contingency accruals for uncertain tax positions of approximately $0.4 million, which would impact the effective tax rate, if recognized. There were no tax contingency accruals for uncertain tax positions recorded as of December 31, 2019. As of December 31, 2018, $0.4 million of unrecognized tax benefit has been classified as a current liability based on the anticipated cash settlement with the tax authorities within the next during 2019. There was no unrecognized tax benefit recorded as of December 31, 2019. A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Uncertain tax position liability at the beginning of the year	$400	$445	$106
Increases related to tax positions taken during prior period	—	21	953
Decreases related to tax positions taken during prior periods	(400)	—	—
Decreases related to settlements with taxing authorities	—	(66)	(614)
Uncertain tax position liability at the end of the year	$—	$400	$445

The Company and its subsidiaries file tax returns in several jurisdictions. The Company remains subject to examination for U.S. federal income tax purposes for the years ended December 31, 2017 through 2019. The Company remains subject to examination for state tax purposes for the years ended December 31, 2012 through 2019 in Colorado, for the years ended December 31, 2016 through 2019 in Delaware, for the years ended December 31, 2015 through 2019 in Rhode Island and for the years ended December 31, 2016 through 2019 in Mississippi. The Company is currently under audit by the State of Colorado for tax years ended December 31, 2012 through 2015. Based on the current status of the Colorado audit, the Company believes no additional reserves are necessary.

The Company has a tax sharing agreement with its subsidiaries. Under the agreement, subsidiaries are required to satisfy their separate return liability and pay for benefits realized by virtue of filing a consolidated return. The Company and its subsidiaries made total cash tax payments during 2019 and 2018 of $16.5 million and $22.2 million, respectively, to federal and state taxing authorities. Effective July 10, 2014, the tax sharing agreement was amended to comply with the credit agreement in place related to the Company’s indebtedness. The amendment limits payments to any Unrestricted Subsidiaries, as defined in the credit agreement, to the actual payments of tax made by the unrestricted subsidiary directly or indirectly to the consolidated group. As of December 31, 2019, Mile High USA, Inc. and its subsidiaries are unrestricted subsidiaries.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    COMMITMENTS AND CONTINGENCIES

Operating Leases

As of December 31, 2019, future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)
Year Ending December 31,
2020	$2,157
2021	2,130
2022	1,846
2023	1,803
2024	1,753
Thereafter	19,503
$29,192

Total rent expense for these long-term lease obligations was approximately $4.3 million, $2.0 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Hard Rock License Agreement

Under the Hard Rock License agreement, beginning on June 30, 2007, the Company was obligated to pay an annual fee of $1.1 million, which increased to $1.5 million over the next five years and increases annually thereafter based on the consumer price index, plus fees based on non-gaming revenues. The Company will pay a “Continuing Fee” equal to 3% of the Licensing Fee Revenues and a marketing fee equal to 1% of the Licensing Fee Revenues during the term of the agreement. Fee expense under the license agreement was $3.0 million for each of the years ended December 31, 2019 and 2018 and was $2.9 million for the year ended December 31, 2017 and is included in advertising, general and administrative expenses in the consolidated statements of operations. As of both December 31, 2019 and 2018, $0.2 million had been accrued and recorded in accrued liabilities in the consolidated balance sheets.

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

Master Video Lottery Terminal Contract

The current term for the Twin River Casino Hotel contract with the Division of Lotteries of the Rhode Island Department of Revenue ends July 17, 2020, with two additional five-year options subject to Twin River Casino Hotel meeting minimum employment requirements.

The current term for the Tiverton Casino Hotel contract with the Division of Lotteries of the Rhode Island Department of Revenue ends November 23, 2020, with two additional five-year options subject to meeting minimum employment requirements. The contract was automatically assigned, pursuant to Rhode Island law, from Newport Grand to Tiverton Casino Hotel upon commencement of gaming operations at the new facility.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Matters

The Company is involved in various claims and legal actions. On January 9, 2019, Chatham Asset Management, LLC and certain of its affiliates, which own less than 1% of the Company’s outstanding common stock as of December 31, 2019, filed an amended action in the Delaware Chancery Court against the Company’s directors and certain officers asserting individual and derivative claims. The complaint alleges that the defendants breached their fiduciary obligations by launching a tender offer in 2016 to benefit their own personal interests and the interests of one shareholder, made false and misleading disclosures in connection with the tender offer and improperly made payments to themselves in respect of the settlement of certain Twin River awards. The defendants believe the plaintiffs’ claims are without merit and intend to vigorously defend the action, and the Company believes the action will not have a material adverse effect on our results of operations.

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

Certain members of the management team have agreements with the Company which would entitle them to, among other benefits, a severance payment equal to their base salary for the longer of the amount of time remaining until the end of the then-current term or twelve months (twenty-four months in the event that the termination occurs within twelve months following a change in control) in the event of termination of their employment under certain scenarios within twelve months following a change in control, as defined therein.

17.	SEGMENT REPORTING

As of December 31, 2019, the Company has five operating segments, Twin River Casino Hotel, Hard Rock Biloxi, Tiverton Casino Hotel, Dover Downs, and Mile High USA, which have been aggregated into three reportable segments. Newport Grand, which represented an immaterial operating segment and operated up until its closing in August 2018, has been aggregated with Twin River Casino Hotel and Tiverton Casino Hotel to form the Rhode Island reportable segment. The Company’s Biloxi reportable segment includes only Hard Rock Biloxi. The Company’s Delaware reportable segment includes only Dover Downs. The “Other” category includes Mile High USA, an immaterial operating segment. “Other” also includes interest expense for the Company and certain corporate operating expenses that are not allocated to the other segments, which include, among other expenses, share-based compensation, merger and acquisition costs, and certain non-recurring charges.

The Company’s operations are all within the United States. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects revenues, income (loss), and identifiable assets for each of the Company’s reportable segments and reconciles these to the amounts shown in the Company’s consolidated financial statements.

	Rhode Island	Delaware	Biloxi	Other	Total
Year Ended December 31,
2019
Total revenue	$306,306	$80,806	$127,432	$9,033	$523,577
Income (loss) from operations	102,080	9,039	23,242	(19,735)	114,626
Income (loss) before provision for income taxes	97,777	8,934	23,273	(54,804)	75,180
Depreciation and amortization	18,473	3,996	9,743	180	32,392
Interest expense	3,274	147	—	36,409	39,830
Capital expenditures, including Tiverton Casino Hotel and new hotel at Twin River Casino	16,649	3,984	6,355	1,249	28,237

2018
Total revenue	$302,652	n/a	$125,137	$9,748	$437,537
Income (loss) from operations	106,055	n/a	23,475	(8,881)	120,649
Income (loss) before provision for income taxes	97,508	n/a	23,479	(23,190)	97,797
Depreciation and amortization	12,896	n/a	9,255	181	22,332
Interest expense	8,555	n/a	13	14,457	23,025
Capital expenditures, including Tiverton Casino Hotel and new hotel at Twin River Casino	98,700	n/a	6,315	23,875	128,890

2017
Total revenue	$287,859	n/a	$122,694	$10,500	$421,053
Income (loss) from operations	122,791	n/a	21,334	(20,402)	123,723
Income (loss) before provision for income taxes	113,936	n/a	21,330	(34,158)	101,108
Depreciation and amortization	11,911	n/a	10,146	147	22,204
Interest expense	8,857	n/a	17	13,935	22,809
Capital expenditures, including Tiverton Casino Hotel and new hotel at Twin River Casino	8,285	n/a	5,124	34,444	47,853

	Rhode Island	Delaware	Biloxi	Other	Total
As of December 31,
2019
Goodwill	$83,101	$1,047	$48,934	$—	$133,082
Total assets	537,168	144,376	259,970	80,373	1,021,887
2018
Goodwill	$83,101	n/a	$48,934	$—	$132,035
Total assets	535,795	n/a	245,376	1,181	782,352

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Selected Quarterly Financial Data (Unaudited)
The following table contains quarterly financial information for the years 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Total revenue	$120,631	$143,218	$129,309	$130,419
Total operating costs and expenses	90,324	109,372	107,858	101,397
Income from operations	30,307	33,846	21,451	29,022
Total other expense, net	(7,038)	(10,521)	(10,650)	(11,237)
Income before provision for income taxes	23,269	23,325	10,801	17,785
Provision for income taxes	5,673	6,145	3,802	4,430
Net income	17,596	17,180	6,999	13,355

Net income per share
Basic	$0.46	$0.42	$0.19	$0.40
Diluted	$0.46	$0.42	$0.18	$0.40

2018
Total revenue	$104,806	$110,815	$110,494	$111,422
Total operating costs and expenses	79,929	79,391	80,843	76,725
Income from operations	24,877	31,424	29,651	34,697
Total other expense, net	(5,699)	(5,068)	(5,364)	(6,721)
Income before provision for income taxes	19,178	26,356	24,287	27,976
Provision for income taxes	6,544	6,056	7,913	5,846
Net income	12,634	20,300	16,374	22,130

Net income per share
Basic	$0.34	$0.55	$0.44	$0.60
Diluted	$0.33	$0.53	$0.42	$0.57

19.	SUBSEQUENT EVENTS

On January 23, 2020, the Company completed its acquisition of Affinity Gaming’s subsidiary that owns Golden Gates, Golden Gulch and Mardi Gras casinos in Black Hawk, Colorado. See Note 5 “Acquisitions”.

On February 10, 2020, the Company announced that its Board of Directors approved an increase in its previously announced capital return program of $100.0 million.

On February 24, 2020, the Company’s Board of Directors declared a cash dividend of $0.10 per common share to shareholders of record as of the close of business on March 6, 2020, payable on March 20, 2020.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on these criteria.

This Annual Report on Form 10-K does not include, and we are not required to include, as attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) for as long as we remain an “emerging growth company” as defined in the JOBS Act.

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

The information required by this item will be contained, in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on May 19, 2020 (the “2020 Proxy Statement”) under the captions “Directors and Nominees for Director,” “Directors and Executive Officers of the Registrant,” “Delinquent Section 16(a) Reports,” and “Committees of the Board of Directors—Audit Committee” and is incorporated herein by this reference.

Code of Business Conduct

We have adopted a Code of Business Conduct that applies to our Chief Executive Officer, Chief Financial Officer, and employees within our finance, operations and sales departments. Our Code of Business Conduct is publicly available on our website at www.twinriverwwholdings.com and is available free of charge by writing Twin River Worldwide Holdings, Inc., 100 Westminster Street, Providence, RI 02903, Attn: Investor Relations. We intend to make any legally required disclosures regarding amendments to, or waivers of, the provisions of the code of conduct and ethics on our website at www.twinriverwwholdings.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the 2020 Proxy Statement under the captions “Non-employee Director Compensation,” “Executive Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation Tables,” “Potential Payments Upon Termination or Change-in-Control,” “CEO Pay Ratio,” “Risk Oversight,” “Compensation Risk,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained, in part, in the 2020 Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners and Management”, and is incorporated herein by this reference.

The following table provides information as of December 31, 2019 with respect to Twin River’s common shares issuable under its equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	109,564	$4.31	1,516,345
Equity compensation plans not approved by security holders	—	—	—
Total	109,564	$4.31	1,516,345

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our 2020 Proxy Statement under the caption “Certain Relationships and Related Transactions”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our 2020 Proxy Statement under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this Annual Report on Form 10-K.

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
2.1#
Transaction Agreement, dated July 22, 2018, among Dover Downs Gaming & Entertainment, Inc., Twin River Worldwide Holdings, Inc. and Double Acquisition Corp., including amendment dated October 8, 2018 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-228973) filed on December 21, 2018)

2.2#
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
4.2
Indenture, dated as of May 10, 2019, among Twin River Worldwide Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-38850) filed on May 13, 2019)

4.3*	Description of Registrant’s Securities
10.1
License Agreement, dated May 15, 2003, by and between Hard Rock Hotel Licensing, Inc., Premier Entertainment Biloxi LLC, and Premier Entertainment, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.2
First Letter Agreement, dated April 4, 2006, by and between Hard Rock Hotel Licensing, Inc., Premier Entertainment Biloxi LLC, and Premier Entertainment, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.3
First Amendment to Hard Rock License Agreement, dated May 10, 2007, by and between Hard Rock Hotel Licensing, Inc., Premier Entertainment Biloxi LLC, and Premier Entertainment Biloxi LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.4
Second Amendment to Hard Rock License Agreement, dated July 10, 2014, by and between Hard Rock Hotel Licensing, Inc., Premier Entertainment Biloxi LLC, and Premier Entertainment Biloxi LLC, and Twin River Management Group, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.5
Master Video Lottery Terminal Contract, dated July 18, 2005, by and between the Division of Lotteries of the Division of Lotteries of the Rhode Island Department of Administration and UTGR, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.6
First Amendment to Master Video Lottery Terminal Contract, dated November 4, 2010, by and between Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.7
Second Amendment to Master Video Lottery Terminal Contract, dated May 3, 2012, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.8
Third Amendment to Master Video Lottery Terminal Contract, dated September 18, 2012, by and between Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.9
Fourth Amendment to Master Video Lottery Terminal Contract, dated July 1, 2014, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

Exhibit Number	Description of Exhibit
10.10
Fifth Amendment to Master Video Lottery Terminal Contract, dated May 2, 2017, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration)  and UTGR, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.11
Sixth Amendment to Master Video Lottery Terminal Contract, dated May 3, 2017, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.12
Seventh Amendment to Master Video Lottery Terminal Contract, dated March 12, 2018, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.13
Master Video Lottery Terminal Contract, dated November 23, 2005, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand Jai Alai, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.14
First Amendment to Master Video Lottery Terminal Contract, dated January 25, 2006, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand Jai Alai, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.15
First Amendment to Master Video Lottery Terminal Contract, as previously amended, dated December 21, 2010, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.16
Second Amendment to Master Video Lottery Terminal Contract, dated May 31, 2012, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC) (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.17
Third Amendment to Master Video Lottery Terminal Contract, dated May 1, 2013, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC) (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.18
Fourth Amendment to Master Video Lottery Terminal Contract, dated July 14, 2015, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Premier Entertainment II, LLC, d/b/a Newport Grand (assignee of Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC)) (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.19
Fifth Amendment to Master Video Lottery Terminal Contract, dated May 2, 2017, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Premier Entertainment II, LLC, d/b/a Newport Grand (assignee of Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC)) (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.20
Sixth Amendment to Master Video Lottery Terminal Contract, dated March 12, 2018, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration), Premier Entertainment II, LLC, d/b/a Newport Grand (assignee of Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC)) and Twin-River Tiverton, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.21
Seventh Amendment to Master Video Lottery Terminal Contract, dated September 13, 2018, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) Premier Entertainment II, LLC, d/b/a Newport Grand (assignee of Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC)) and Twin-River Tiverton, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

Exhibit Number	Description of Exhibit
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

10.24**	BLB Worldwide Holdings, Inc. 2010 Stock Option Plan (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.25**
Amendment to 2010 BLB Worldwide Holdings, Inc. Stock Option Plan, effective June 17, 2014 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.26**
Twin River Worldwide Holdings, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.27**	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
10.28**
Form of Restricted Stock United Award Agreement (Performance-Based) (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019).

10.29**
Amended Letter Agreement, effective as of December 31, 2018, by and between Twin River Worldwide Holdings, Inc. and John E. Taylor, Jr. (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.30**
Employment Agreement, effective as of March 29, 2016, by and between Twin River Management Group, Inc. and George Papanier (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.31**
Employment Agreement, effective as of January 1, 2019, by and between Twin River Worldwide Holdings, Inc. and Stephen H. Capp (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.32**
Amendment No 1. to Employment Agreement, dated as of January 13, 2020, by and among Twin River Worldwide Holdings, Inc. and George Papanier (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38850) filed on January 16, 2020)

10.33
Credit Agreement, dated as of May 10, 2019, among Twin River Worldwide Holdings, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Citizens Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38850) filed on May 13, 2019)

10.34*
Amended and Restated Regulatory Agreement, dated November 13, 2019, by and among the Rhode Island Department of Business Regulation, the Division of Lotteries of the Rhode Island Department of Revenue, Twin River Worldwide Holdings, Inc., Twin River Management Group, UTGR, Inc, Twin River-Tiverton, LLC

10.35* **	Restricted Stock Unit Award Agreement effective as of April 2, 2019, by and between Twin River Worldwide Holdings Inc., and George Papanier.
10.36* **	Restricted Stock Unit Award Agreement effective as of April 2, 2019, by and between Twin River Worldwide Holdings Inc., and Stephen H. Capp.
10.37* **	Restricted Stock Unit Award Agreement (Performance-Based) effective as of April 2, 2019, by and between Twin River Worldwide Holdings Inc., and George Papanier.
10.38* **	Restricted Stock Unit Award Agreement (Performance-Based) effective as of April 2, 2019, by and between Twin River Worldwide Holdings Inc., and Stephen H. Capp.
10.39* **	Form Restricted Stock Unit Award Agreement (Performance-Based)
10.40* **	Form Restricted Stock Unit Award Agreement
10.41* **	Employment Agreement, effective July 10, 2013, by and between Twin River Management Group, Inc. and Craig L. Eaton.
21.1*	Schedule of Subsidiaries
23.1*	Consent of Independent Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Twin River Worldwide Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in inline XBRL contained in Exhibit 101
#
As permitted under Item 601(a)(5) of Regulation S-K the exhibits and schedules to this exhibit are omitted from this filing. The Company agrees to furnish a supplemental copy of any omitted exhibit or schedule to the SEC upon its request.

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2020.

TWIN RIVER WORLDWIDE HOLDINGS, INC.

By:	/s/ STEPHEN H. CAPP
Stephen H. Capp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GEORGE T. PAPANIER	President, Chief Executive Officer and Director	March 13, 2020
George T. Papanier	(Principal Executive Officer)

/s/ STEPHEN H. CAPP	Executive Vice President and Chief Financial Officer	March 13, 2020
Stephen H. Capp	(Principal Financial and Accounting Officer)

/s/ SOOHYUNG KIM	Chairman	March 13, 2020
Soohyung Kim

/s/ TERRENCE DOWNEY	Director	March 13, 2020
Terrence Downey

/s/ JEFFREY W. ROLLINS	Director	March 13, 2020
Jeffrey W. Rollins

/s/ WANDA Y. WILSON	Director	March 13, 2020
Wanda Y. Wilson