Form 10-Q
period 2020-03-31
Twin River Worldwide Holdings, Inc.
filed 2020-05-14
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of April 30, 2020 there were 30,432,066 shares of the registrant’s common stock outstanding.

TWIN RIVER WORLDWIDE HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$361,591	$182,581
Restricted cash	—	2,921
Accounts receivable, net	7,455	23,190
Inventory	8,186	7,900
Prepaid expenses and other assets	24,335	28,439
Total current assets	401,567	245,031
Property and equipment, net	546,617	510,436
Right of use assets, net	17,085	17,225
Goodwill, net	133,082	133,082
Intangible assets, net	111,455	110,373
Other assets	5,517	5,740
Total assets	$1,215,323	$1,021,887
Liabilities and Shareholders’ Equity
Current portion of long-term debt	$3,000	$3,000
Current portion of lease obligations	1,040	1,014
Accounts payable	9,434	14,921
Accrued liabilities	65,213	70,849
Total current liabilities	78,687	89,784
Lease obligations, net of current portion	16,049	16,214
Pension benefit obligations	8,451	8,688
Deferred tax liability	9,836	13,790
Long-term debt, net of current portion	930,304	680,601
Other long-term liabilities	977	1,399
Total liabilities	1,044,304	810,476
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 30,594,691 and 41,193,018 shares issued as of March 31, 2020 and December 31, 2019, respectively; 30,594,691 and 32,113,328 shares outstanding as of March 31, 2020 and December 31, 2019, respectively.	306	412
Additional paid-in-capital	139,984	185,544
Treasury stock, at cost, 0 and 9,079,690 shares as of March 31, 2020 and December 31, 2019, respectively.	—	(223,075)
Retained earnings	32,617	250,418
Accumulated other comprehensive loss	(1,888)	(1,888)
Total shareholders’ equity	171,019	211,411
Total liabilities and shareholders’ equity	$1,215,323	$1,021,887
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue:
Gaming	$75,836	$90,868
Racing	2,957	2,940
Hotel	7,646	6,305
Food and beverage	15,316	13,511
Other	7,393	7,007
Total revenue	109,148	120,631

Operating costs and expenses:
Gaming	23,213	21,076
Racing	2,407	2,191
Hotel	3,292	2,714
Food and beverage	13,276	11,107
Retail, entertainment and other	1,930	1,326
Advertising, general and administrative	49,609	38,263
Goodwill and asset impairment	8,708	—
Acquisition, integration and restructuring expense	1,786	6,878
Gain on insurance recoveries	(883)	—
Depreciation and amortization	8,979	6,769
Total operating costs and expenses	112,317	90,324
(Loss) income from operations	(3,169)	30,307

Other income (expense):
Interest income	143	13
Interest expense, net of amounts capitalized	(11,516)	(7,051)
Total other expense, net	(11,373)	(7,038)

(Loss) income before provision for income taxes	(14,542)	23,269

(Benefit) provision for income taxes	(5,664)	5,673
Net (loss) income	$(8,878)	$17,596

Net (loss) income per share, basic	$(0.28)	$0.46
Weighted average common shares outstanding, basic	31,569	38,248
Net (loss) income per share, diluted	$(0.28)	$0.46
Weighted average common shares outstanding, diluted	31,660	38,367

Note: Net (loss) income equals comprehensive income for all periods presented.
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2019	32,113,328	$412	$185,544	$(223,075)	$250,418	$(1,888)	$211,411
Release of restricted stock	131,131	1	(2,484)	—	—	—	(2,483)
Dividends and dividend equivalents - $0.10 per share	—	—	—	—	(3,174)	—	(3,174)
Share-based compensation - equity awards	—	—	5,542	—	—	—	5,542
Retirement of treasury shares	—	(107)	(48,618)	254,416	(205,691)	—	—
Share repurchases	(1,649,768)	—	—	(31,341)	—	—	(31,341)
Adoption of ASU 2016-13	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(8,878)	—	(8,878)
Balance as of March 31, 2020	30,594,691	$306	$139,984	$—	$32,617	$(1,888)	$171,019

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2018	37,989,376	$380	$125,629	$(30,233)	$202,884	$—	$298,660
Release of restricted stock	161,980	1	—	—	—	—	1
Share-based compensation - equity awards	—	—	151	—	—	—	151
Retirement of treasury shares	—	—	(30,233)	30,233	—	—	—
Share repurchases	(16,340)	—	—	(409)	—	—	(409)
Stock issued for purchase of Dover Downs	2,976,825	30	86,750	—	—	—	86,780
Net income	—	—	—	—	17,596	—	17,596
Balance as of March 31, 2019	41,111,841	$411	$182,297	$(409)	$220,480	$—	$402,779

See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(8,878)	$17,596
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	7,401	5,402
Amortization of intangible assets	1,578	1,367
Amortization of operating lease right of use assets	256	482
Share-based compensation - equity awards	5,542	151
Amortization of debt financial costs and discounts on debt	676	692
Bad debt expense	1,277	22
Deferred income taxes	(3,954)	—
Gain on disposal of property and equipment	—	(2)
Goodwill and asset impairment	8,708	—
Changes in operating assets and liabilities:
Accounts receivable	14,400	(3,432)
Inventory	(146)	(278)
Prepaid expenses and other assets	4,949	5,791
Accounts payable	(6,582)	4,789
Accrued liabilities	(7,915)	(7,597)
Net cash provided by operating activities	17,312	24,983
Cash flows from investing activities:
Acquisition of Dover Downs Gaming & Entertainment, Inc., net of cash acquired	—	(9,606)
Acquisition of Black Hawk Casinos, net of cash acquired	(50,451)	—
Capital expenditures, excluding Tiverton Casino Hotel and new hotel at Twin River Casino	(2,999)	(4,212)
Capital expenditures - Tiverton Casino Hotel	—	(1,277)
Capital expenditures - new hotel at Twin River Casino	—	(2,010)
Net cash used in investing activities	(53,450)	(17,105)
Cash flows from financing activities:
Revolver borrowings	250,000	25,000
Term loan repayments	(750)	(1,200)
Share repurchases	(31,341)	(409)
Payment of shareholder dividends	(3,199)	—
Share redemption for tax withholdings - restricted stock	(2,483)	—
Net cash provided by financing activities	212,227	23,391

Net change in cash and cash equivalents and restricted cash	176,089	31,269
Cash and cash equivalents and restricted cash, beginning of period	185,502	81,431
Cash and cash equivalents and restricted cash, end of period	$361,591	$112,700

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,743	$6,286
Cash paid for income taxes, net of refunds	(165)	—

Non-cash investing and financing activities:
Unpaid property and equipment	$896	$5,928
Deposit applied to fixed asset purchases	—	981
Termination of operating leases via purchase of underlying assets	—	1,272
Stock issued for acquisition of Dover Downs Gaming & Entertainment, Inc.	—	86,780
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Twin River Worldwide Holdings, Inc. (the “Company”, “TRWH”) is a diverse, multi-jurisdictional owner and operator of gaming and racing facilities, including slot machines and various casino table games, and restaurant and hotel facilities. The Company, through its wholly owned subsidiary Twin River Management Group, Inc. (“TRMG”), owns and manages the Twin River Casino Hotel (“Twin River Casino Hotel”) in Lincoln, Rhode Island, the Tiverton Casino Hotel (“Tiverton Casino Hotel”) in Tiverton, Rhode Island, the Hard Rock Hotel & Casino (“Hard Rock Biloxi”) in Biloxi, Mississippi, the Dover Downs Hotel & Casino (“Dover Downs Casino Hotel”) in Dover, Delaware, the Golden Gates, Golden Gulch and Mardi Gras casinos (collectively, “Black Hawk Casinos”) and the Arapahoe Park racetrack and 13 off-track betting licenses (“Mile High USA”) in Aurora, Colorado. Following the closure of the Newport Grand Casino (“Newport Grand”) in August 2018, we opened the Tiverton Casino Hotel on September 1, 2018. On March 28, 2019, we completed our acquisition of Dover Downs Gaming & Entertainment, Inc., which consisted of Dover Downs Casino Hotel (collectively, “Dover Downs”). On January 23, 2020, the Company completed its acquisition of the Black Hawk Casinos. On July 10, 2019, the Company entered into an agreement to acquire the operations and real estate of Isle of Capri Casino Kansas City in Kansas City, Missouri (“Isle Kansas City”) and Lady Luck Casino Vicksburg in Vicksburg, Mississippi (“Lady Luck Vicksburg”). On April 24, 2020, the Company announced that it had entered into an agreement with Eldorado Resorts, Inc. to acquire Eldorado Shreveport Resort and Casino in Shreveport, Louisiana and the MontBleu Resort Casino & Spa in Lake Tahoe, Nevada and into an agreement with Caesars Entertainment Corporation and VICI Properties Inc. to acquire Bally's Atlantic City Hotel & Casino in Atlantic City, New Jersey. See Note 4. “Acquisitions” for further information.

On March 29, 2019, the Company’s common stock was listed on the New York Stock Exchange and began trading under the ticker symbol “TRWH.”

COVID-19 Pandemic

The novel coronavirus (“COVID-19”) pandemic has caused significant disruption to the US and global economy as well as financial markets around the world and has impacted, and is likely to continue to impact, the Company’s business in a material manner. As of March 16, 2020 all of the Company’s properties were temporarily closed as a result of the COVID-19 pandemic and as of March 17, 2020, all of the properties that the Company has entered into agreements to acquire were also temporarily closed. Each of these facilities remains closed as of the date hereof. As a result, since that date, the Company has effectively been generating no revenue. The length and the severity of the disruption from COVID-19 is unknown at this point as is the timing on when the Company’s properties may be allowed to reopen. Accordingly, the Company’s operations will continue to be negatively impacted by COVID-19 and that impact could be material.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Except as described below and in the Notes to the condensed consolidated financial statements, there were no material changes in significant accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financing statements and the accompanying notes. The inputs into our judgments and estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. The actual results that we experience may differ materially from our estimates.

Cash and Cash Equivalents and Restricted Cash

The Company considers all cash balances and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

As of December 31, 2019, restricted cash of $2.9 million was comprised of video lottery terminal (“VLT”) and table games cash, payable to the State of Rhode Island, which is unavailable for the Company’s use. There was no restricted cash as of March 31, 2020. The following table reconciles cash and restricted cash in the condensed consolidated balance sheets to the total shown on the condensed consolidated statements of cash flows.

	March 31,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$361,591	$182,581
Restricted cash	—	2,921
Total cash and cash equivalents and restricted cash	$361,591	$185,502

Treasury Stock

The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. Upon settlement, these shares are classified as treasury stock, which is a reduction to shareholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. The Company retired 10,729,458 and 1,431,980 shares of its common stock held in treasury during the three months ended March 31, 2020 and 2019, respectively. The shares were returned to the status of authorized but unissued shares.

2. RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326)–Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard amends several aspects of the measurement of credit losses on financial instruments, including trade receivables. The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model and amends certain aspects of accounting for purchased financial assets with deterioration in credit quality since origination. Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets, based on historical experience, current conditions and forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses, to clarify that receivables arising from operating leases are not within the scope of ASC 326 and should instead, be accounted for in accordance with ASC 842, Leases. The standard is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. Adoption is through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (a modified-retrospective approach). The Company adopted this ASU in the first quarter of 2020 and recorded a $58 thousand adjustment to retained earnings as of January 1, 2020.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820),–Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company adopted this ASU in the first quarter of 2020, with no impact to its consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-14, Compensation–Retirement Benefits–Defined Benefit Plans–General. This amendment improves disclosures over defined benefit plans and is effective for interim and annual periods ending after December 15, 2020, which for the Company will be the first quarter of 2021, with early adoption permitted. The Company does not expect this amendment to have a significant impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. This amendment serves to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendment also improves the consistent application of ASC Topic 740 by clarifying and amending existing guidance. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, which for the Company will be the first quarter of 2021, with early adoption permitted. The Company is currently in the process of evaluating the impact of this amendment on its consolidated financial statements.

3. REVENUE RECOGNITION

The Company accounts for revenue earned from contracts with customers under ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). The Company generates revenue from five principal sources: gaming services, hotel, racing, food and beverage and other.

Gaming revenue includes the share of VLT revenue for Twin River Casino Hotel and Tiverton Casino Hotel, in each case, as determined by each property’s respective master VLT contracts with the State of Rhode Island. Twin River Casino Hotel is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share of VLT revenue generated from units in excess of 3,002 units. Tiverton Casino Hotel is entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Twin River Casino Hotel. Gaming revenue also includes Twin River Casino Hotel’s and Tiverton Casino Hotel’s share of table games revenue. Twin River Casino Hotel and Tiverton Casino Hotel each were entitled to an 83.5% share of table games revenue generated as of March 31, 2020. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming services on behalf of the State of Rhode Island.

Gaming revenue also includes Dover Downs’ share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Dover Downs is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of March 31, 2020, Dover Downs was entitled to an approximately 42% share of VLT revenue and an 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis, which is the percentage share of VLT and table games revenue received, as the Company acts as an agent in operating the gaming services on behalf of the State of Delaware.

Gaming revenue also includes the casino revenue of Hard Rock Biloxi and the Black Hawk Casinos, which is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips outstanding and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of credits played, are charged to revenue as the amount of the progressive jackpots increase.

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

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Hotel	$4,586	$3,558
Food and beverage	7,833	5,790
Other	1,774	1,378
	$14,193	$10,726
Racing revenue includes Twin River Casino Hotel’s, Tiverton Casino Hotel’s, Mile High USA’s and Dover Downs’ share of wagering from live racing and the import of simulcast signals. Racing revenue is recognized when the wager is complete based on an established take-out percentage. The Company functions as an agent to the pari-mutuel pool. Therefore, fees and obligations related to the Company’s share of purse funding, simulcasting fees, tote fees, pari-mutuel taxes, and other fees directly related to the Company’s racing operations are reported on a net basis and included as a deduction to racing revenue.

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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables provide a disaggregation of revenue by segment:

(in thousands)	Rhode Island	Delaware	Biloxi	Other	Total
Three Months Ended March 31, 2020
Gaming	$43,459	$11,871	$16,718	$3,788	$75,836
Racing	503	636	—	1,818	2,957
Hotel	1,227	2,590	3,829	—	7,646
Food and beverage	6,250	4,676	3,824	566	15,316
Other	4,840	1,313	1,111	129	7,393
Total revenue	$56,279	$21,086	$25,482	$6,301	$109,148

Three Months Ended March 31, 2019
Gaming	$68,839	$969	$21,060	$—	$90,868
Racing	992	27	—	1,921	2,940
Hotel	1,541	144	4,620	—	6,305
Food and beverage	9,092	350	4,069	—	13,511
Other	5,661	35	1,283	28	7,007
Total revenue	$86,125	$1,525	$31,032	$1,949	$120,631

Revenue included in operations from Dover Downs from the date of its acquisition, March 28, 2019, through March 31, 2019 is reported in the “Delaware” segment for the three months ended March 31, 2019. Revenue included in operations from the Black Hawk Casinos from the date of their acquisition, January 23, 2020, through March 31, 2020 is reported in the “Other” segment for the three months ended March 31, 2020. Refer to Note 4. “Acquisitions” for further information.

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays, and amounts due from tracks and off track betting (“OTB”) locations. The Company’s receivables related to contracts with customers were $3.4 million and $16.0 million as of March 31, 2020 and December 31, 2019, respectively. The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, deposits made in advance for goods and services yet to be provided, and unpaid wagers. All of the contract liabilities are short term in nature. Loyalty program incentives earned by customers are typically redeemed within one year from when they are earned and expire if a customer’s account is inactive for more than twelve months; therefore, the majority of these incentives outstanding at the end of a period will either be redeemed or expire within the next twelve months. The Company’s contract liabilities related to loyalty programs were $13.2 million and $12.4 million as of March 31, 2020 and December 31, 2019, respectively, and are included as accrued liabilities in the condensed consolidated balance sheets. The Company recognized $2.1 million and $2.3 million of revenue related to loyalty program redemptions for the three months ended March 31, 2020 and 2019, respectively.

Advance deposits are typically for future banquet events and to reserve hotel rooms. These deposits are usually received weeks or months in advance of the event or hotel stay. The Company’s contract liabilities related to deposits from customers were $1.5 million and $1.4 million as of March 31, 2020 and December 31, 2019, respectively, and are included as accrued liabilities in the condensed consolidated balance sheets.

Unpaid wagers include unpaid pari-mutuel tickets and unpaid sports bet tickets. Unpaid pari-mutuel tickets not claimed within twelve months by the customer who earned them are escheated to the state. The Company’s contract liabilities related to unpaid wagers were $0.8 million and $1.1 million as of March 31, 2020 and December 31, 2019, respectively, and are included as accrued liabilities in the condensed consolidated balance sheets.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

4. ACQUISITIONS

Black Hawk Casinos

On January 23, 2020, the Company acquired a subsidiary of Affinity Gaming (“Affinity”) that owns three casino properties located in Black Hawk, Colorado: Golden Gates, Golden Gulch and Mardi Gras (the “Black Hawk Casinos”).

The total consideration paid by the Company in connection with the Black Hawk Casinos acquisition was approximately $53.8 million, or $50.5 million net of cash acquired, excluding transaction costs. The Company incurred $0.6 million and $0.4 million of transaction costs related to this acquisition during the three months ended March 31, 2020 and 2019, respectively. These costs are included in acquisition, integration and restructuring expenses in the condensed consolidated statements of operations and comprehensive income.

The Company accounted for the acquisition of the Black Hawk Casinos as a business combination using the acquisition method with Twin River as the accounting acquirer in accordance with FASB Codification Topic 805, Business Combinations (“ASC 805”). Under this method of accounting, the purchase price has been allocated to Black Hawk Casinos’ assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date.

The identifiable intangible assets recorded in connection with the closing of the Black Hawk acquisition based on preliminary valuations include trademarks of $2.1 million and rated player relationships of $0.6 million, which are being amortized on a straight-line basis over estimated useful lives of approximately 10 years and 6 years, respectively. The Company also initially recorded an intangible asset related to gaming licenses of $3.3 million, with an indefinite life. However, in connection with the impairment testing discussed in Note 5. “Goodwill and Intangible Assets”, the asset was deemed fully impaired and its value was written down to zero as of March 31, 2020. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance.

As of March 31, 2020, the purchase price allocation was preliminary and will be finalized when valuations are complete and final assessments of the fair value of the other acquired assets and assumed liabilities are completed. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible assets acquired and liabilities assumed.

Revenue included in operations from the Black Hawk Casinos from the date of their acquisition, January 23, 2020, through March 31, 2020 was $4.5 million.

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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company recorded acquisition costs related to the pending acquisitions of Isle Kansas City and Lady Luck Vicksburg of $0.4 million during the three months ended March 31, 2020. These costs are included in acquisition, integration and restructuring expense in the condensed consolidated statements of operations and comprehensive income.

Subsequent Event

On April 24, 2020, the Company announced that it had entered into an agreement with Eldorado Resorts, Inc. to acquire Eldorado Shreveport Resort and Casino in Shreveport, Louisiana (“Shreveport”) and the MontBleu Resort Casino & Spa in Lake Tahoe, Nevada (“MontBleu”) for an aggregate purchase price of $155 million in cash. Separately, the Company announced that it had entered into an agreement with Caesars Entertainment Corporation and VICI Properties Inc. to acquire Bally's Atlantic City Hotel & Casino in Atlantic City, New Jersey (“Bally’s Atlantic City”) for $25 million in cash. The agreed upon purchase prices are subject to customary post-closing adjustments. The Company recorded acquisition costs related to these pending acquisitions of $0.7 million during the three months ended March 31, 2020. These costs are included in acquisition, integration and restructuring expense in the condensed consolidated statements of operations and comprehensive income. The Shreveport and MontBleu transaction is expected to close in the first half of 2021 and the Bally’s Atlantic City transaction is expected to close in late 2020 or early 2021, subject to receipt of federal and state regulatory approvals and other customary closing conditions.

5. GOODWILL AND INTANGIBLE ASSETS

The Company performs its annual goodwill impairment test as of the first day of the fourth quarter of each year at the reporting unit level, which is at or one level below the operating segment level. Intangible assets not subject to amortization are reviewed for impairment annually. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. Late in the first quarter of 2020, as a result of the current and expected future economic and market conditions surrounding the COVID-19 pandemic and the decline in its stock price and market capitalization the Company experienced, the Company determined that it was more likely than not that the carrying value of all of its reporting units exceeded these units’ fair value and performed an interim quantitative impairment test of goodwill.

The Company estimated the fair values of all reporting units using both the market approach, applying a multiple of earnings based on guidelines for publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The rates used to discount projected future cash flows under the income approach reflect a weighted average cost of capital in the range of 10% to 15%, which considered guidelines for publicly traded companies, capital structure and risk premiums, including those reflected in the current market capitalization. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. Based on this analysis, the Company determined that only the carrying value of its Black Hawk Casinos reporting unit exceeded its fair value by an amount that exceeded the assigned goodwill and indefinite lived intangibles as of the acquisition date. As a result, the Company recorded a total impairment charge of $8.7 million, which as of March 31, 2020 is included in our “Other” reportable segment, and was allocated between goodwill and intangible assets with charges of $5.4 million and $3.3 million, respectively. The goodwill impairment charge reflects all of the Black Hawk Casinos reporting unit goodwill, based on the preliminary acquisition date assigned fair values.

The goodwill impairment charge recorded in the quarter ended March 31, 2020 is subject to change based upon the final purchase price allocation during the measurement period for estimated fair values of assets acquired and liabilities assumed from the Black Hawk Casinos acquisition. There can be no assurance that such final assessments will not result in material increases or decreases to the recorded goodwill and intangible impairment charge based upon the preliminary purchase price allocations, due to changes in the provisional opening balance sheet estimates of goodwill. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date). Refer to Note 4. “Acquisitions” for further information about the preliminary purchase price allocation and provisional goodwill and intangible balance estimated as of the acquisition date.

The change in carrying value of goodwill by reportable segment for the three months ended March 31, 2020 is as follows:

(in thousands)	Rhode Island	Delaware	Biloxi	Other	Total
Goodwill as of December 31, 2019	$83,101	$1,047	$48,934	$—	$133,082
Goodwill from current year business acquisitions	—	—	—	5,408	5,408
Impairment charges	—	—	—	(5,408)	(5,408)
Goodwill as of March 31, 2020	$83,101	$1,047	$48,934	$—	$133,082

6. ACCRUED LIABILITIES
As of March 31, 2020 and December 31, 2019, accrued liabilities consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Gaming liabilities	$24,492	$23,908
Compensation	10,374	13,849
Legal	1,853	833
Property taxes	1,961	2,920
Purses due to horsemen	2,621	7,868
Interest payable	9,347	2,291
Insurance reserves	3,749	2,477
Other	10,816	16,703
Total accrued liabilities	$65,213	$70,849

7. ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSE

The following table reflects acquisition, integration and restructuring expenses the Company recorded during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Acquisition and integration costs:
Dover Downs merger and going public expenses	$54	$6,440
Black Hawk Casinos	571	438
Isle Kansas City and Lady Luck Vicksburg	438	—
Other recently announced and pending acquisitions(1)	703	—
Total	1,766	6,878
Restructuring expense	20	—
Total acquisition, integration and restructuring expense	$1,786	$6,878
__________________________________
(1) Costs relate to the pending acquisitions of Shreveport, MontBleu and Bally’s Atlantic City.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the three months ended March 31, 2020, the Company incurred restructuring expenses of $20,000 related to severance costs incurred attributable to Dover Downs. The following table summarizes the restructuring liability accrual activity during the three months ended March 31, 2020 related to the Delaware reportable segment.

(in thousands)	Severance
Restructuring liability as of December 31, 2019	$23
Additions	20
Payments	(43)
Restructuring liability as of March 31, 2020	$—

There were no restructuring expenses incurred during the three months ended March 31, 2019.

8. LONG-TERM DEBT

As of March 31, 2020 and December 31, 2019, long-term debt consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Term Loan principal	$297,750	$298,500
Revolving Credit Facility	250,000	—
6.75% Senior Notes due 2027	400,000	400,000
Less: Unamortized original issue discount	(1,945)	(2,014)
Less: Unamortized deferred financing fees	(12,501)	(12,885)
Long-term debt, including current portion	933,304	683,601
Less: Current portion of Term Loan and Revolving Credit Facility	(3,000)	(3,000)
Long-term debt, net of discount and deferred financing fees, excluding current portion	$930,304	$680,601

Senior Secured Credit Facility and 6.75% Senior Notes due 2027

On May 10, 2019, the Company entered into a credit agreement (“the “Credit Agreement”) with Citizens Bank, N.A., as administrative agent, (the “Agent”), and the lenders party thereto (the “Credit Facility”), consisting of a $300 million Term B Loan facility (the “Term Loan Facility”) and a $250 million revolving credit facility (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility will mature on May 10, 2024. The Company’s obligations under the Term Loan Facility will mature on May 10, 2026. Beginning September 30, 2019, the Company is required to make quarterly principal payments of $750,000 on the Term Loan Facility on the last business day of each fiscal quarter. In addition, the Company is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, commencing with the fiscal year beginning January 1, 2020, the Company is required to apply a portion of its excess cash flow to repay amounts outstanding under the Credit Facility.

Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs and subject to a floor of 0.00% or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.50%, the prime rate as determined by the Agent, the one-month LIBOR rate plus 1.00%, and subject to a floor of 1.00%, in each case plus an applicable margin. In the event that the LIBOR rate is no longer available or no longer used to determine the interest rate of loans, the Company and the Agent will amend the Credit Agreement to replace LIBOR with an alternate benchmark rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR and until such amendment has become effective, loans will be based on the base rate. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.50% commitment fee, in respect of commitments under the Revolving Credit Facility, which may be subject to one or more step-downs based on the Company’s total net leverage ratio. As of March 31, 2020, the interest rate for the Credit Facility was 3.74% and the interest rate on outstanding revolver borrowings was 3.50%.

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

On March 16, 2020, the Company borrowed under its Revolving Credit Facility the full available amount of $250 million to increase its cash position and liquidity to facilitate financial flexibility in light of current uncertainty in the global markets and the Company’s business resulting from the COVID-19 pandemic. The amount was held in cash as of March 31, 2020.

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

The Credit Facility and the indenture governing the Senior Notes (the “Indenture”) each contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into certain transactions with affiliates, sell or otherwise dispose of assets, create or incur liens, and merge, consolidate or sell all or substantially all of the Company’s assets, in each case, subject to certain exceptions and qualifications. In addition, if more than 30% of the capacity of the Revolving Credit Facility is utilized, as was the case at March 31, 2020, the Company must comply with a maximum total net leverage ratio, which is currently set at 5.50:1.00. These covenants are subject to exceptions and qualifications set forth in the Credit Facility and the Indenture. The Company was in compliance with all such covenants as of March 31, 2020.

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

The Senior Notes are guaranteed, jointly and severally, by each of the Company’s restricted subsidiaries that guarantees the Company’s obligations under our Credit Facility.

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

There are no operations at TRWH. Cash held as of March 31, 2020 and December 31, 2019 was $162.8 million and $64.4 million, respectively, an increase driven by proceeds received from the borrowings under the Revolving Credit Facility, as described above.

Subsequent Events

Financial Covenant Relief - On April 24, 2020, the Company and its lenders amended the financial covenants and certain other terms of the Company’s Credit Facility to provide financial covenant relief from the effects of the COVID-19 pandemic. Until the period ending on the date on which the Company delivers its compliance statement and financial statements for the three months ending March 31, 2021 (the “Leverage Ratio Covenant Relief Period”) (unless the Company elects to terminate the covenant relief period earlier), the Company will not be required to comply with the maximum total net leverage ratio covenant applicable under the Credit Facility, but instead will be required to comply with a minimum liquidity covenant tested at the last day of each month during the Leverage Ratio Covenant Relief Period. Under the minimum liquidity requirement, the Company will be required to have unrestricted cash on hand at the end of each month in the following amounts: (1) $75.0 million at April 30, 2020 and May 31, 2020, (2) $65.0 million at June 30, 2020, (3) $55.0 million at July 31, 2020, and (4) $50.0 million at each month-end thereafter through March 31, 2021. The Company will not be permitted to declare or pay dividends on its common stock or make other restricted payments (including repurchases of shares of its common stock), complete investments or acquisitions (other than those previously announced) during the Leverage Ratio Covenant Relief Period, and the interest rates on the revolving credit facility borrowings are LIBOR + 2.75% during the Leverage Ratio Covenant Relief Period. Additionally, the amendment permanently changed the minimum LIBOR on revolver borrowings from 0.00% to 0.75%.

Increase to Term Loan Facility - On May 11, 2020, the Company closed on an amendment to its Credit Facility to increase its Term Loan Facility by $275 million. Borrowings under the increased Term Loan Facility will bear interest at LIBOR + 8.00% per annum with a 1.00% LIBOR floor through the May 10, 2026 maturity date. Following the amendment, the Company repaid the full $250 million outstanding under its Revolving Credit Facility. The financing satisfied the financing contingency in the agreement to acquire Shreveport and MontBleu from Eldorado Resorts, Inc.

9. LEASES

Operating Leases

The Company is committed under various operating lease agreements primarily related to submerged tidelands, property and equipment.

Hard Rock Biloxi has an agreement with the State of Mississippi for the lease and use of approximately five acres of submerged tidelands for a primary term of thirty years, expiring September 30, 2037. Upon expiration of the primary term, Hard Rock Biloxi will have an option to extend the lease for a renewal term of thirty years; the renewal option has not been included in the calculation of the lease liability or right of use asset as the Company is not reasonably certain to exercise the option. Annual rent for the lease, as of March 31, 2020, is approximately $1.2 million and adjusts annually by the increase in the consumer price index (“CPI”). Future changes to the CPI are treated as variable lease payments and are recognized in the period in which the obligation for those payments is incurred.

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

The Company had operating lease liabilities of approximately $17.1 million and $17.2 million as of March 31, 2020 and December 31, 2019, respectively, and right of use assets of approximately $17.1 million and $17.2 million as of March 31, 2020 and December 31, 2019, respectively, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating leases:
Operating lease cost	$549	$797
Variable lease cost	12	29
Operating lease expense	561	826
Short-term lease expense	434	433
Total lease expense	$995	$1,259

Supplemental cash flow and other information for the three months ended March 31, 2020, related to operating leases was as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$548	$809
Right of use assets obtained in exchange for operating lease liabilities	$116	$18,350

	March 31, 2020	December 31, 2019
Weighted average remaining lease term	16.3	16.7
Weighted average discount rate	6.7%	6.8%

As of March 31, 2020, future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)	March 31, 2020
Remaining 2020	$1,633
2021	2,157
2022	1,874
2023	1,830
2024	1,780
Thereafter	19,506
Total	28,780
Less: present value discount	(11,691)
Operating lease obligations	$17,089

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company also has leasing arrangements with third-party lessees at its properties. Leasing arrangements for which the Company acts as a lessor are not deemed material as of March 31, 2020 and December 31, 2019.

10. EQUITY PLANS

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

The 2015 Incentive Plan provides for the grant of stock options, RSAs, RSUs and other stock-based awards (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 2015 Incentive Plan provides for the issuance of up to 1,700,000 shares of the Company’s common stock. During the first quarter of 2020, the Company issued 483,860 RSUs under the 2015 Incentive Plan to eligible employees and executive management as part of its annual equity grant process. These RSUs vest ratably in three annual installments, the first of which vested during the first quarter of 2020. As of March 31, 2020, 738,602 shares were available for grant under the 2015 Incentive Plan.

The Company recognized total share-based compensation expense of $5.5 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively. The total income tax benefit for share-based compensation arrangements was $2.1 million and $37,000 for the three months ended March 31, 2020 and 2019, respectively.

11. BENEFIT PLANS

The Company participates in and contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees. The Company acquired a defined benefit pension plan with the acquisition of Dover Downs on March 28, 2019 (“Dover Downs Pension Plan”) which is a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.

Dover Downs Defined Benefit Pension Plan

As the Company consummated the acquisition of Dover Downs on March 28, 2019, the net periodic benefit (income) cost was immaterial for the three months ended March 31, 2019. The net periodic benefit (income) cost and other changes in plan assets and benefit obligations, excluding service cost, is set forth in the table below for the three months ended March 31, 2020.

(in thousands)	Three Months Ended March 31, 2020
Service cost	$—
Interest cost	223
Expected return on plan assets	(357)
Net periodic benefit (income) cost	$(134)

Contributions

Minimum pension contributions of $0.5 million are required to be made to the Dover Downs Pension Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in 2020.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), minimum required contributions for single-employer pension plans, including quarterly contributions, that are otherwise due during calendar year 2020 are instead due January 1, 2021. The CARES Act requires that any delayed contributions be increased by interest accrued between the original due date and the date of delayed payment. Prior to this action, the Company expected to contribute approximately $0.8 million to the Dover Downs Pension Plan in 2020. However, during the first quarter of 2020, the Company elected to not make a contribution to the Dover Downs Pension Plan.

401(k) Plans

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering non-union employees and certain union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. Dover Downs also maintains a defined contribution 401(k) plan, which permits participation by substantially all of its employees. Total employer contribution expense to both 401(k) profit-sharing plans was $0.5 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

12. SHAREHOLDERS’ EQUITY

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

On February 10, 2020, the Board of Directors approved an increase in the capital return program of $100 million.

Total share repurchase activity, including a private repurchase transaction, during the three months ended March 31, 2020 was as follows:

(in thousands, except share data)	Three Months Ended March 31, 2020
Number of common shares repurchased	1,649,768
Total cost	$31,341
Average cost per share, including commissions	$19.00

There was no share repurchase activity during the three months ended March 31, 2019. The Company retired 10,729,458 and 1,431,980 shares of its common stock held in treasury during the three months ended March 31, 2020 and 2019, respectively. The shares were returned to the status of authorized but unissued shares. As of March 31, 2020 there were no shares remaining in treasury.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the three months ended March 31, 2020, the Company paid a cash dividend of $0.10 per common share, for a total cost of approximately $3.2 million. The dividend was declared on February 24, 2020 and paid on March 20, 2020 to shareholders of record as of the close of business on March 6, 2020. There were no cash dividends paid during the three months ended March 31, 2019. As of March 31, 2020 and December 31, 2019, $86.9 million and $19.7 million, respectively, remained available for use under the above-mentioned $100 million capital return program. Pursuant to the terms of the amendment to the Credit Facility entered into on April 24, 2020, as noted in Note 8. “Long-term Debt,” the Company may not declare or pay dividends on its common stock or make other restricted payments (including repurchases of shares of its common stock) during the Leverage Ratio Covenant Relief Period.

13. SEGMENT REPORTING

As of March 31, 2020, the Company has six operating segments, Twin River Casino Hotel, Hard Rock Biloxi, Tiverton Casino Hotel, Dover Downs, the Black Hawk Casinos and Mile High USA, which have been aggregated into three reportable segments. The Company’s Rhode Island reportable segment includes Twin River Casino Hotel and Tiverton Casino Hotel. The Company’s Biloxi reportable segment includes only Hard Rock Biloxi. The Company’s Delaware reportable segment includes only Dover Downs. The Company is still evaluating whether the Black Hawk Casinos will be aggregated into one of the Company’s existing reportable segments or represent its own reportable segment. As of March 31, 2020, and reflected in the table below, the “Other” category includes the Black Hawk Casinos and Mile High USA, an immaterial operating segment. “Other” also includes interest expense for the Company and certain corporate operating expenses that are not allocated to the other segments, which include, among other expenses, share-based compensation, merger and acquisition costs, and certain non-recurring charges.

The Company’s operations are all within the United States. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

The following table shows revenues, income (loss), and identifiable assets for each of the Company’s reportable segments and reconciles these to amounts shown in the Company’s condensed consolidated financial statements.

(in thousands)	Rhode Island	Delaware	Biloxi	Other	Total
Three Months Ended March 31, 2020
Total revenue	$56,279	$21,086	$25,482	$6,301	$109,148
Income (loss) from operations	11,005	324	1,777	(16,275)	(3,169)
Income (loss) before provision for income taxes	11,041	283	1,786	(27,652)	(14,542)
Depreciation and amortization	4,782	1,454	2,263	480	8,979
Interest expense	—	41	—	11,475	11,516
Capital expenditures	1,139	765	714	381	2,999
Goodwill	83,101	1,047	48,934	—	133,082
Total assets	504,597	128,912	251,228	330,586	1,215,323

Three Months Ended March 31, 2019
Total revenue	$86,125	$1,525	$31,032	$1,949	$120,631
Income (loss) from operations	31,319	—	5,414	(6,426)	30,307
Income (loss) before provision for income taxes	29,007	—	5,418	(11,156)	23,269
Depreciation and amortization	4,415	—	2,307	47	6,769
Interest expense	2,319	—	—	4,732	7,051
Capital expenditures	6,902	—	582	15	7,499
Goodwill	83,101	—	48,934	—	132,035
Total assets	550,274	140,407	261,645	(1,250)	951,076

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share (“EPS”) is calculated by dividing net income (loss) per common share by the weighted average number of common shares outstanding and Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) for which no future service is required as a condition to the delivery of the underlying common stock (collectively, basic shares). Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable for stock options, using the treasury stock method, and for RSUs and PSUs for which future service is required as a condition to the delivery of the underlying common stock. The table below presents the computations of basic and diluted EPS:

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Net income (loss)	$(8,878)	$17,596

Weighted average common shares outstanding, basic	31,569	38,248
Weighted average effect of dilutive securities	91	119
Weighted average common shares outstanding, diluted	31,660	38,367

Per share data
Basic (loss) net income	$(0.28)	$0.46
Diluted (loss) net income	$(0.28)	$0.46

For the three months ended March 31, 2020, there were 102,443 share-based awards that were considered anti-dilutive. There were no share based awards that were considered anti-dilutive for the three months ended March 31, 2019.

15. SUBSEQUENT EVENTS

On April 24, 2020, the Company announced that it had entered into an agreement to purchase three casinos; Shreveport, MontBleu and Bally's Atlantic City. Refer to Note 4. “Acquisitions” for more information.

On April 24, 2020, the Company and its lenders amended the financial covenants and certain other terms of the Company’s Credit Facility to provide financial covenant relief from the effects of the COVID-19 pandemic. Additionally, on May 11, 2020, the Company increased its Term Loan Facility by an additional $275 million and repaid all outstanding borrowings under its revolving credit facility portion of its Credit Facility. Refer to Note 8. “Long-Term Debt” for more information.

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:
•the ongoing uncertainty caused by the COVID-19 pandemic, including uncertainty regarding its extent, duration and impact, the resulting closure and length of closure of our properties (all of which are currently closed), the negative perceptions of visiting properties that have large groups of people, and the costs to comply with any mandated health requirements associated with the virus or necessary for our re-opening;
•the adverse impacts of the COVID-19 pandemic on our business, prospects, financial condition, operating results, liquidity and personnel, as well as its adverse impacts on capital markets and general economic conditions, including unemployment levels, which affect our guests’ spending habits;
•the actions by government officials at the federal, state or local level with respect to steps to be taken, including, without limitation, temporary or extended property closures, travel restrictions, social distancing and shelter-in-place and safer-at-home orders, in connection with the COVID-19 pandemic;
•the actions we have undertaken to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic, which could negatively impact guest loyalty and our ability to attract and retain employees;
•our ability to effectively manage and control expenses during temporary or extended shutdown periods, including our ability to maintain compliance with the terms and conditions of our credit facilities and other material contracts;
•the risks associated with the reopening of the Company’s gaming facilities, including the time required for the ramp-up of operations upon reopening, limitations that may be imposed on our businesses upon reopening and such reopening being subject to various conditions, including government imposed conditions and regulatory approvals that may be delayed;
•the risk that negative industry or economic trends and reductions in discretionary consumer spending as a result of the COVID-19 pandemic (or other pandemics), downturns in the economy, acts of terrorism, disasters, wars, competition or other changes could harm our business;
•the risk that new gaming licenses or jurisdictions become available (or offer different gaming regulations or taxes) that results in increased competition to us;
•the effect of the expansion of legalized gaming (including sports wagering and online gaming) in the regions in which we operate;
•the effects of the extensive governmental gaming regulation and taxation policies that we are subject to, as well as any changes in laws and regulations, including increased taxes, which could harm our business;
•the risks of litigation that seeks to cause the repeal of certain gaming laws or regulations on which we rely to conduct our business, including a lawsuit filed in Rhode Island that seeks to overturn the decision to permit sports wagering within Rhode Island;

•the risk that regulatory authorities may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other adverse actions against any of our operations;
•the risk that any breach of the terms of the regulatory agreement we have entered into related to the operation of our Rhode Island properties could harm our business or limit our ability to grow our business;
•our obligation to fund multi-employer pension plans and the Dover Downs Gaming & Entertainment, Inc. Pension Plan (“Dover Downs Pension Plan”) for which we are responsible and the potential adverse impact on our funding obligations as a result of stock market conditions;
•our ability to realize the anticipated benefit from our acquisition of Dover Downs and Black Hawk Casinos and our proposed acquisition of the four properties from Eldorado Resorts, Inc (“Eldorado Properties”) including properties in Kansas City, Missouri, Vicksburg, Mississippi, Shreveport, Louisiana and Lake Tahoe, Nevada, and Bally’s Atlantic City Hotel & Casino (“Bally’s Atlantic City”) from Caesars Entertainment Corporation (“Caesars”), all of which are currently closed due to the COVID-19 pandemic, including, without limitation, the anticipated operating results and other benefits we anticipate from these acquisitions;
•the risk that our acquisitions and other expansion opportunities divert management’s attention or cause us to incur substantial costs, or that we are otherwise unable to consummate one or all of the acquisitions or develop, profitably manage or successfully integrate the businesses we acquire;
•the risk that one or more closing conditions to our acquisitions of the Eldorado Properties and Bally’s Atlantic City, including certain regulatory approvals, may not be satisfied or waived, on a timely basis (due to the COVID-19 pandemic) or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed acquisition or may require conditions, limitations or restrictions in connection with such approvals;
•the risk that we may be unable to access reasonable financing on a timely basis or refinance our outstanding indebtedness as it comes due, or that if we do refinance, the terms are not favorable to us;
•the risk that we may not declare future dividends on shares of our common stock after we are again permitted to pay dividends under the terms of our credit facility;
•the effects of extreme weather conditions or natural disasters on our facilities and the geographic areas from which we draw our customers, and our ability to recover insurance proceeds (if any);
•the risk that our proposed joint venture with International Gaming Technology PLC (“IGT”) to form a new company that will focus on creating and maintaining a competitive gaming machine offering will not obtain the necessary state approval or will not be successful or consummated at all;
•the risk that we fail to adapt our business and amenities to changing customer preferences;
•the risk of failing to maintain the integrity of our information technology infrastructure, including cyber security hacking, enabling the unintended distribution of our customer data to third parties and access by third parties to our customer data;
•our estimated effective income tax rates, estimated tax benefits, and the merits of our tax positions;
•the potential of certain of our shareholders owning large interests in our capital stock to significantly influence our affairs; and
•the risk of hiring delays due to the regulatory approval process in the state of Rhode Island.

This list of risks and uncertainties, however, is only a summary of some of the most important factors that could cause our actual results to differ materially from those anticipated in forward-looking statements and is not intended to be exhaustive. You should carefully review the risks described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020 as updated under Part II, Item 1A, as well as any other cautionary language in this Quarterly Report on Form 10-Q, as the occurrence of any of these events could adversely affect our business, financial condition or results of operations, and such adverse effect could be material.

Executive Overview

We are a Delaware corporation headquartered in Providence, Rhode Island, and a multi-jurisdictional owner of gaming and racing facilities, including slot machines, video lottery terminals (“VLTs”) and various casino table games, and restaurant and hotel facilities. Through our wholly owned subsidiary Twin River Management Group, Inc. (“TRMG”), we currently own and manage the Twin River Casino Hotel (“Twin River Casino Hotel”) in Lincoln, Rhode Island, which is our flagship property, the Tiverton Casino Hotel (“Tiverton Casino Hotel”) in Tiverton, Rhode Island, the Hard Rock Hotel & Casino (“Hard Rock Biloxi”) in Biloxi, Mississippi, the Dover Downs Hotel & Casino (“Dover Downs Casino Hotel”) in Dover, Delaware, the Golden Gates, Golden Gulch and Mardi Gras casinos in Black Hawk, Colorado (collectively “Black Hawk Casinos”) and the Arapahoe Park racetrack and 13 off-track betting licenses (“Mile High USA”) in Aurora, Colorado. Following the closure of the Newport Grand Casino (“Newport Grand”) in August 2018, we opened the Tiverton Casino Hotel on September 1, 2018. On March 28, 2019, we completed our merger with Dover Downs Gaming & Entertainment Inc., which included Dover Downs Casino Hotel (collectively, “Dover Downs”). On January 23, 2020 we completed our acquisition of the Black Hawk Casinos. Prior to the mandated shut down of our facilities in mid-March 2020, as a result of COVID-19, our casinos had an aggregate of over 446,636 square feet of gaming space, approximately 9,130 slot machines or VLTs, 267 gaming tables, 54 stadium gaming positions, 45 dining establishments, 25 bars, 1,200 hotel rooms and three entertainment venues.

Description of our Business

Our primary business is the ownership and operation of casino resorts which offer gaming, dining, entertainment, retail and, in certain instances hotel and other resort amenities. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our properties to generate operating cash flow to fund capital expenditures, provide excess cash flow for future development, repay debt financings and return capital to our shareholders. We make investments in our properties through newly remodeled hotel rooms, restaurants, entertainment and offerings, as well as other new features and amenities.

Recent and Pending Acquisitions

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

Our recently completed and pending business acquisitions include:

•Dover Downs - On March 28, 2019, we completed our merger with Dover Downs, with Dover Downs becoming our indirect wholly-owned subsidiary (the “Merger”). As part of the Merger, Dover Downs shareholders received common stock of Twin River representing 7.225% of the equity of the combined company at closing. We expect to continue to operate the wholly-owned subsidiary as “Dover Downs, Inc.”
•Black Hawk Casinos - On January 23, 2020 we completed our acquisition of three casino properties in Black Hawk, Colorado: Golden Gates, Golden Gulch and Mardi Gras from a subsidiary of Affinity Gaming (“Affinity”) for an aggregate purchase price of $53.8 million in cash, subject to certain customary post-closing adjustments. On November 5, 2019, Proposition DD was passed by the voters of Colorado, legalizing sports gambling in the state. As a result of this new legislation, we expect to receive three sports betting licenses in Colorado through the acquisition of the Black Hawk Casinos. We have entered into separate partnerships with DraftKings Inc. and FanDuel Group to provide sportsbook products through these licenses.
•Isle Kansas City and Lady Luck Vicksburg - On July 10, 2019, we entered into a definitive agreement with Eldorado Resorts, Inc., a Nevada corporation (“Eldorado”), to acquire the operations and real estate of Isle of Capri Casino Kansas City in Kansas City, Missouri (“Isle Kansas City”) and Lady Luck Casino Vicksburg in Vicksburg, Mississippi (“Lady Luck Vicksburg”) for an aggregate purchase price of $230 million in cash, subject to certain customary post-closing adjustments. The transaction is subject to the satisfaction of certain customary closing conditions, including approval by the gaming regulators in Mississippi (which we received in October 2019) and Missouri, and is expected to close in the second quarter of 2020.

•Shreveport and MontBleu - On April 24, 2020, we entered into a definitive agreement with Eldorado to acquire Eldorado Shreveport Resort and Casino operations and real estate, in Shreveport, Louisiana (“Shreveport”) and MontBleu Resort Casino & Spa operations in Lake Tahoe, Nevada (“MontBleu”) for an aggregate purchase price of $155 million, subject to customary post-closing adjustments and certain customary closing conditions including the receipt of required federal and state regulatory approvals and further conditioned upon consummation of the pending merger of Eldorado and Caesars Entertainment Corporation (“Caesars”) and is expected to close in the first half of 2021.
•Bally’s Atlantic City - On April 24, 2020, we entered into a definitive agreement with Caesars and Vici Properties Inc. to acquire certain assets of Bally’s Atlantic City Hotel & Casino (“Bally’s Atlantic City”) and the property on which it operates along with the license to build out a sports book and launch online sports and internet gaming for $25 million subject to post-closing adjustments. The transaction is expected to close in late 2020 to early 2021, subject to receipt of required state regulatory approvals and other customary closing conditions.

Assuming the closing of our pending acquisitions, we will operate 13 properties in total. We believe these acquisitions have expanded and will, in the case of the pending acquisitions, further expand our operating footprint and diversify us from a financial standpoint, while continuing to mitigate our susceptibility to regional economic downturns, idiosyncratic regulatory changes and increases in regional competition.

Rhode Island Investigation

On June 14, 2019, Rhode Island State Police executed search warrants seeking evidence from the Company and a former non-officer management employee. The Company also understood the State Police may have sought evidence from a third party who leases certain food court facilities in the Lincoln, Rhode Island facility. The Company cooperated fully in the state investigation, as well as reviewed its internal records relating to the matter. The Rhode Island Attorney General’s office continually advised the Company’s legal counsel that it and its employees (excluding the former non-officer management employee) were not targets or subjects in the investigation. On December 17, 2019, the Rhode Island Attorney General announced the unsealing of the grand jury Indictment against the former non-officer management employee whose employment has been terminated, a casino vendor and his associate. The former non-officer management employee’s prior termination of employment from the Company was converted to a termination with justifiable cause pursuant to the terms of his employment agreement as a result of the Indictment. The Indictment includes counts against the defendants including bribery in violation of Rhode Island General Laws § 11-7-4, obtaining property under false pretense in violation of Rhode Island General Laws § 11-41-4, conspiracy in violation of Rhode Island General Laws § 11-1-6 and casino gaming crimes/providing false information in violation of Rhode Island General Laws § 42-61.3-2(b)(19). The defendants were arraigned in Providence County Superior Court on December 17, 2019. There is a status conference scheduled for June 2, 2020, which may or may not occur depending on the position of the court system in light of the COVID-19 pandemic. Discovery issues will be the focus of the conference. In light of the court backlog and delays associated with the COVID-19 pandemic, as well as the volume of discovery associated with the case, a trial is not likely to be scheduled in 2020. The Company has put its insurance carrier on notice under the terms of its crime policy.

Segment Information

We consider each operating property, Twin River Casino Hotel, Hard Rock Biloxi, Dover Downs, Tiverton Casino Hotel, the Black Hawk Casinos and Mile High USA, as an operating segment. For purposes of financial reporting, our operating properties have been aggregated into the following three reportable segments: Rhode Island; Delaware; and Biloxi. Twin River Casino Hotel and Tiverton Casino Hotel have been aggregated to form the Rhode Island reportable segment. Our Delaware and Biloxi segments include only Dover Downs and Hard Rock Biloxi, respectively. The Company is evaluating whether the Black Hawk Casinos will be aggregated into one of the Company’s existing reportable segments or represent its own reportable segment. As of March 31, 2020, the Company has reported the Black Hawk Casinos and Mile High USA, an immaterial operating segment, and shared services provided by Twin River Management Group (our management subsidiary), in the “Other” category.

Prior to the onset of COVID-19, our properties have historically generated strong free cash flow driven by income growth and low maintenance capital expenditures. Our Rhode Island and Delaware casinos do not bear the costs of slot machine acquisitions, replacements or maintenance, as these responsibilities are borne by the state, in each case, and are paid for, in effect, by these states’ gaming taxes on slot machine revenue.

The Regulatory Agreement

On November 13, 2019, certain of our subsidiaries, the Rhode Island Department of Business Regulation and the Division of Lotteries of the Rhode Island Department of Revenue amended and restated the Regulatory Agreement (the “Regulatory Agreement”), replacing the previous regulatory agreement dated July 1, 2016. The Regulatory Agreement sets forth certain requirements with respect to the Division of Lotteries of the Rhode Island Department of Revenue and the Rhode Island Department of Business Regulation’s regulatory oversight of us. The Regulatory Agreement contains financial and other covenants that, among other things, (1) restrict the acquisition of stock and other financial interests in the Company, (2) relate to the licensing and composition of members of our management and Board, (3) prohibit certain competitive activities and related-party transactions, and (4) restrict our ability to declare or make restricted payments (including dividends), or incur additional indebtedness, or take certain other actions, if the Company’s leverage ratio exceeds 4.75 to 1.00 (as such ratio is defined in the Regulatory Agreement). This ratio level is subject to potential reduction after June 30, 2021.

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

Financial Impact of COVID-19

In the first quarter of 2020, we experienced unprecedented challenges resulting from the COVID-19 pandemic. In an effort to mitigate the spread of the virus, Rhode Island regulators temporarily closed our Rhode Island properties on March 14, 2020 and all of our other properties were temporarily closed by state regulators on March 16, 2020. In addition, each of the properties that we have agreed to acquire is also temporarily closed. As a result, our properties are effectively generating no revenue. We have also seen high levels of room cancellations through the end of June 2020 with some tentative re-bookings in July 2020 as well as convention cancellations through August 2020 with some tentative re-bookings in September 2020. While we are working closely with government officials on plans to re-open our properties when the government restrictions are lifted, we cannot predict the duration of the shutdowns or any limitations the government or we may impose on our operations when we are able to re-open. In addition, when we are able to re-open, we expect to see weakened demand at our properties in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when our properties will return to pre-pandemic demand or pricing.

As a result of the closure of our properties related to the COVID-19 pandemic and the uncertainty regarding when we will be allowed to re-open, we have established a multi-faceted plan to slow the usage of our available liquidity, focus on employee and community matters and prepare our facilities for re-opening.

Liquidity On March 16, 2020, we borrowed the full $250 million of availability under our revolving credit facility and are proactively managing expenses carefully in an effort to retain sufficient liquidity to last through these uncertain times. On May 11, 2020, we closed on the increase of our term loan facility by $275 million, a portion of the proceeds of which were utilized to repay outstanding borrowings under our revolving credit facility. Though the timing of when we will be able to reopen our facilities is uncertain, we are prepared for sustained closure and believe that our current available cash balances and availability under our revolving credit facility are sufficient to provide necessary liquidity to meet all of our obligations including debt service, required capital expenditures and acquisitions for the next twelve months.

We are carefully reviewing expenses to minimize variable costs and reviewing fixed property level costs and corporate expenses to find opportunities to reduce such expenses to protect our financial position. These efforts include the following:
•suspension of all major capital projects and significant reduction of our expected capital expenditure spend for the remainder of the 2020 year, depending on the timing of when our facilities will reopen;
•renegotiation of certain service and vendor agreements to reduce or eliminate certain recurring fees and/or defer payments;
•reducing employee costs through hiring freezes, headcount reduction, substantial furloughs and suspension of employer 401K matching contributions; and
•suspension of dividend payments on our common stock as well as share repurchases under our Capital Return Program, which is also a condition of the amendment we signed to our Credit Facility on April 24, 2020.

Employee and Community Matters We have taken a series of employee-and community-focused actions. Among other things, we have continued health coverage at no cost to all employees who have been furloughed. We have also established a fund to provide financial assistance to employees who experience severe hardship during the shutdown period and are working diligently to bring employees back to work as soon as possible when permitted. Our Twin River Casino property also is also serving as a host site for a drive through rapid COVID-19 testing. We continue to collaborate with community and employee leaders, health officials and regulatory authorities.

Facility Preparations We have actively engaged in a comprehensive sanitization of all properties with an emphasis on the public spaces and 'touchpoints' such as handrails, video lottery terminals (“VLTs”), countertops and elevator buttons along with a chip sanitizing program. Additionally, we are in the process of establishing a prudent, multi-phased approach to re-open our facilities. The plan will include, among other things, screening of team members and guests upon entrance of the properties, thermal imaging cameras, enforcement of social distancing guidelines, including spacing between VLTs and limited or no table games to start, frequent cleaning and sanitizing protocols for all areas, mask protection, and public awareness signage.

We expect that the shut down of our operations as a result of the COVID-19 pandemic will continue to negatively impact our results of operations. We do not expect to see an improvement until our properties are allowed to re-open to the public, which is indeterminable at this time and is dependent on the length and severity of the pandemic and the duration of the mandatory shut down periods in our markets.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees, including those like us that operate in the gaming area. Based on our preliminary analysis of the CARES Act, the benefits we believe will be available to us include:
•refund of federal income taxes due to five-year carryback of net operating loss incurred in 2020 when our 2020 tax return is filed;
• relaxation of interest expense deduction limitation for income tax purposes;
•reduction of employer Federal Insurance Contributions Act (“FICA”) taxes equal to 50 percent of wages paid and health care coverage provided to furloughed employees during 2020; and
•deferral of all employer FICA taxes for the remainder of 2020, 50 percent payable by December 2021 and the remainder payable by December 2022.

We intend to continue to review and consider any available potential benefits under the CARES Act for which we qualify, including those described above. We cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. If the U.S. government or any other governmental authority agrees to provide such aid under the CARES Act or any other crisis relief assistance, it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full.

Key Performance Indicator

The main key performance indicator used in managing our business is adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), a non-GAAP measure. Adjusted EBITDA is defined as earnings for the Company, or where noted the Company’s reporting segments, before, in each case, interest expense, net of interest income, provision for income taxes, depreciation and amortization, acquisition, integration and restructuring expense, goodwill and asset impairment, share-based compensation, professional and advisory fees associated with capital return program, credit agreement amendment expenses, gain on insurance recoveries, and certain other gains or losses as well as, when presented for the Company’s reporting segments, an adjustment related to the allocation of corporate cost among segments.

We use Adjusted EBITDA to analyze the performance of our business and it is used as a determining factor for performance based compensation for members of our management team. We have historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of the Company’s core operating results and as a means to evaluate period-to-period performance. Also, we present Adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, and to fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. Adjusted EBITDA information is presented because management believes that it is a commonly-used measure of performance in the gaming industry and that it is considered by many to be a key indicator of the Company’s operating results. Management believes that while certain items excluded from Adjusted EBITDA may be recurring in nature and should not be disregarded in evaluating the Company’s earnings performance, it is useful to exclude such items when comparing current performance to prior periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods presented or they may not relate specifically to current operating trends or be indicative of future results. Adjusted EBITDA should not be construed as an alternative to GAAP net income as an indicator of the Company’s performance. In addition, Adjusted EBITDA as used by the Company may not be defined in the same manner as other companies in the Company’s industry, and, as a result, may not be comparable to similarly titled non-GAAP financial measures of other companies.

First Quarter 2020 Results

We reported revenue and loss from operations of $109.1 million and $3.2 million, respectively, for the three months ended March 31, 2020, compared to revenue and income from operations of $120.6 million and $30.3 million, respectively, for the same period last year. The decrease in revenue and income from operations for the first quarter of 2020 compared to the prior year comparable period was directly attributable to the mandated temporary closure of our properties in the second half of March 2020 as a result of COVID-19. Revenue for the first two months of 2020, prior to the shut-down of our operations, was strong however, up $17.1 million, or 23.4%, over the first two months of 2019 driven primarily by the addition of Dover Downs and the Black Hawk Casinos.

Other notable factors affecting our results for the three months ended March 31, 2020 compared to the prior year comparable period are as follows:
•Dover Downs provided $21.1 million in revenue for the current year’s first quarter compared to $1.5 million for the same period last year as the Company acquired the entity on March 28, 2019;
•$4.5 million of revenue from Black Hawk Casinos was included in operations since the date of acquisition on January 23, 2020;
•goodwill and intangible asset impairment charge of $8.7 million recorded in the first quarter of 2020 as a result of an impairment analysis performed during the quarter;
•increase in interest expense of $4.5 million to $11.5 million as, on May 10, 2019, the Company extended its balance sheet by entering into a new credit facility and issuing $400 million aggregate principal amount of senior notes and on March 16, 2020 the Company borrowed the full $250 million available under its revolving credit facility; and
•a tax benefit of $5.7 million as compared to tax expense of $5.7 million in the prior year driven by a reduction in pre-tax book income and the impact of the CARES Act on the federal rate applied during the quarter ended March 31, 2020.

Results of Operations

The following table presents, for the periods indicated, certain revenue and income items:

	Three Months Ended March 31,
(In millions)	2020	2019
Total revenue	$109.1	$120.6
(Loss) income from operations	(3.2)	30.3
Net (loss) income	(8.9)	17.6
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2020	2019
Total revenue	100.0%	100.0%
Gaming, racing, hotel, food and beverage, retail, entertainment and other expenses	40.4%	31.8%
Advertising, general and administrative	45.5%	31.7%
Goodwill and asset impairment	8.0%	—%
Other operating costs and expenses	0.8%	5.7%
Depreciation and amortization	8.2%	5.6%
Total operating costs and expenses	102.9%	74.9%
(Loss) income from operations	(2.9)%	25.1%
Other income (expense)
Interest income	0.1%	—%
Interest expense	(10.6)%	(5.8)%
Other, net	—%	—%
Total other expense, net	(10.4)%	(5.8)%
(Loss) income before provision for income taxes	(13.3)%	19.3%
(Benefit) Provision for income taxes	(5.2)%	4.7%
Net (loss) income	(8.1)%	14.6%
____________________________________________________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Performance

The following table sets forth certain financial information associated with results of operations for the three months ended March 31, 2020 and 2019. Non-gaming revenue includes hotel, food and beverage and other revenue. Non-gaming expenses include hotel, food and beverage and retail, entertainment and other expenses. All amounts are before any allocation of corporate costs.

(In thousands, except percentages)	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenue:
Gaming and Racing revenue
Rhode Island	$43,962	$69,831	$(25,869)	(37.0)%
Delaware	12,507	996	11,511	1,155.7%
Biloxi	16,718	21,060	(4,342)	(20.6)%
Other	5,606	1,921	3,685	191.8%
Total Gaming and Racing revenue	78,793	93,808	(15,015)	(16.0)%

Non-gaming revenue
Rhode Island	12,317	16,294	(3,977)	(24.4)%
Delaware	8,579	529	8,050	1,521.7%
Biloxi	8,764	9,972	(1,208)	(12.1)%
Other	695	28	667	2,382.1%
Total Non-gaming revenue	30,355	26,823	3,532	13.2%
Total revenue	109,148	120,631	(11,483)	(9.5)%

Operating costs and expenses:
Gaming and Racing expenses
Rhode Island	$11,257	$14,315	$(3,058)	(21.4)%
Delaware	4,633	441	4,192	950.6%
Biloxi	6,517	7,122	(605)	(8.5)%
Other	3,213	1,389	1,824	131.3%
Total Gaming and Racing expenses	25,620	23,267	2,353	10.1%

Non-gaming expenses
Rhode Island	7,460	9,288	(1,828)	(19.7)%
Delaware	5,956	350	5,606	1,601.7%
Biloxi	4,976	5,507	(531)	(9.6)%
Other	106	2	104	5,200.0%
Total Non-gaming expenses	18,498	15,147	3,351	22.1%

Advertising, general and administrative
Rhode Island	19,023	23,139	(4,116)	(17.8)%
Delaware	7,667	734	6,933	944.6%
Biloxi	8,700	9,366	(666)	(7.1)%
Other	14,219	5,024	9,195	183.0%
Total Advertising, general and administrative	49,609	38,263	11,346	29.7%

Margins:
Gaming and Racing expenses as a percentage of Gaming and Racing revenue	33%	25%		8%
Non-gaming expenses as a percentage of Non-gaming revenue	61%	56%		5%
Advertising, general and administrative as a percentage of Total revenue	45%	32%		13%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenue

Revenue for the three months ended March 31, 2020 decreased 9.5% to $109.1 million, from $120.6 million in the same period last year. Gaming and racing revenue decreased $15.0 million, or 16.0%, to $78.8 million and non-gaming revenue increased $3.5 million, or 13.2%, to $30.4 million, both for the three months ended March 31, 2020 compared to the same period last year. The decrease in revenue year-over-year was driven by the mandated shut-down by March 16, 2020 of our operations in response to COVID-19. The acquisition of the Black Hawk Casinos on January 23, 2020 contributed $4.5 million to revenue for the three months ended March 31, 2020. We anticipate that our revenues for the three months ending June 30, 2020 will be materially and negatively impacted by the ongoing closure of our properties resulting from COVID-19.

Operating costs and expenses

Gaming and racing expenses for the three months ended March 31, 2020 increased $2.4 million, or 10.1%, to $25.6 million from $23.3 million in 2019. This increase was primarily attributable to the inclusion of Dover Downs and the Black Hawk Casinos, which contributed $4.6 million and $2.0 million of gaming and racing expenses during the three months ended March 31, 2020, respectively, partially offset by decreased gaming and racing expenses from our other properties due to the mandated shut-down of our facilities in mid-March of 2020 as of result of COVID-19. We anticipate that our gaming and racing expenses for the three months ending June 30, 2020 will continue to be impacted by the ongoing closure of our properties resulting from COVID-19.

Non-gaming expenses for the three months ended March 31, 2020 increased $3.4 million, or 22.1%, to $18.5 million from $15.1 million in the same period last year. This increase was primarily attributable to the inclusion of Dover Downs which contributed to $6.0 million of non-gaming expenses for the three months ended March 31, 2020 compared to $0.4 million for the three months ended March 31, 2019.

Advertising, general and administrative

Advertising, general and administrative expense for the three months ended March 31, 2020 increased $11.3 million, or 29.7%, to $49.6 million from $38.3 million in the same period last year. The increase in advertising, general and administrative expense year-over-year is primarily due to the addition of Dover Downs, which contributed $7.7 million of advertising, general and administrative expenses in the quarter, compared to $0.7 million in the same period last year. In addition, share-based compensation expense increased $5.4 million to $5.5 million for the first quarter of 2020 compared to the same period last year. This increase was directly attributable to the Company’s annual grant of restricted stock awards to eligible employees and executive management which occurred during the first quarter of 2020 with one-third of the restricted stock award vesting during the first quarter of 2020. In the prior year, the Company only granted equity awards to members of its board of directors and executive team with the grant occurring during the second quarter.

Acquisition, integration and restructuring expense

We incurred $1.8 million of acquisition, integration and restructuring expense during the three months ended March 31, 2020, compared to $6.9 million in the same period last year. We incurred $0.6 million and $0.4 million of acquisition costs related to the acquisition of the Black Hawk Casinos in the three months ended March 31, 2020 and 2019, respectively. Additionally, during the three months ended March 31, 2020, we incurred $0.4 million and $0.7 million of acquisition costs related to the acquisitions of Isle Kansas City and Lady Luck Vicksburg and the other recently announced acquisitions, respectively. During the three months ended March 31, 2019, $6.4 million of costs were incurred attributable to the Dover Downs merger and going public, compared to $54 thousand in the current period.

Other operating costs and expenses

During the three months ended March 31, 2020, we recorded an impairment charge of $8.7 million as a result of an impairment analysis performed on goodwill and intangible assets acquired in connection with our acquisition of the Black Hawk Casinos due to current and expected future economic and market conditions surrounding the COVID-19 pandemic. Additionally, during the first quarter of 2020 we recorded a gain on insurance recoveries of $0.9 million related to proceeds received for a damaged roof at the Company’s Arapahoe Park racetrack. We did not incur other operating costs and expenses during the three months ended March 31, 2019.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2020 was $9.0 million, an increase of $2.2 million, or 32.6%, compared to the same period last year. The increase in depreciation and amortization expenses is attributable to the additions of Dover Downs and the Black Hawk Casinos, which contributed $1.5 million and $0.4 million in expenses during the quarter, respectively. No depreciation and amortization expenses were incurred for these properties during the three months ended March 31, 2019.

Income (loss) from operations

Loss from operations was $3.2 million for the three months ended March 31, 2020 compared to income from operations of $30.3 million in 2019. The decrease in income from operations is primarily due to the shut-down of our properties in mid-March 2020 in response to the COVID-19 pandemic.

Other income (expense)

Total other expense, which is primarily comprised of interest expense of $11.5 million for the three months ended March 31, 2020, increased $4.5 million from $7.1 million in the same period due primarily to increased borrowings year-over-year, including our borrowing of the full amount available under our revolving credit facility on March 16, 2020. We anticipate that interest expense in the second quarter of 2020 will exceed levels for the first quarter of 2020 and the second quarter of 2019 as a result of increased borrowings resulting from the funding of the term loan extension and the higher rate we are paying on these borrowings

(Benefit) Provision for income taxes

Provision for income taxes for the three months ended March 31, 2020 decreased $11.3 million year-over-year. The effective tax rate for the quarter was 38.9% compared to 24.4% for the three months ended March 31, 2019. The change year over year was driven by a reduction in pre-tax book income and the impact of the CARES Act on the federal rate applied during 2020. In addition, the net effect for discrete items in the quarter, including the impairment of goodwill and intangible assets, the impact of the CARES Act on timing items, the vesting of restricted stock and the gain on insurance recoveries, increased the overall tax benefit in the quarter.

Net (loss) income and earnings (loss) per share

Net loss for the three months ended March 31, 2020 was $8.9 million, a decrease of $26.5 million, or 150.5%, from net income of $17.6 million in the same period last year. As a percentage of revenue, net income decreased from 14.6% for the three months ended March 31, 2019 to net loss of 8.1% for the three months ended March 31, 2020. Diluted loss per share for the three months ended March 31, 2020 was $0.28, compared to earnings per share of $0.46 for the same period last year, and was impacted by the factors noted above and share repurchases under our capital return program during the year.

Adjusted EBITDA

Consolidated Adjusted EBITDA was $22.1 million for the three months ended March 31, 2020, down 49.7% from $43.9 million in the same period last year. Adjusted EBITDA for the Rhode Island and Biloxi segments were $18.5 million and $5.3 million, representing decreases of 52.9% and 41.5%, respectively, compared to the prior year, partially offset by the full quarter impact of the Delaware segment, which contributed adjusted EBITDA of $2.8 million in the quarter.

The following tables reconcile Adjusted EBITDA, a non-GAAP measure, with net income, as derived from our financial statements (in thousands):

	Three Months Ended March 31, 2020
	Rhode Island	Delaware	Biloxi	Other	Total
Revenue	$56,279	$21,086	$25,482	$6,301	$109,148

Net income	8,083	205	1,408	(18,574)	(8,878)
Interest expense, net of interest income	(36)	41	(8)	11,376	11,373
(Benefit) provision for income taxes	2,958	78	378	(9,078)	(5,664)
Depreciation and amortization	4,782	1,454	2,263	480	8,979
Acquisition, integration and restructuring expense	—	20	—	1,766	1,786
Goodwill and asset impairment	—	—	—	8,708	8,708
Share-based compensation	—	—	—	5,542	5,542
Professional and advisory fees associated with capital return program	—	—	—	(16)	(16)
Credit agreement amendment expenses(1)	—	—	—	239	239
Gain on insurance recoveries(2)	—	—	—	(883)	(883)
Other(3)	—	—	—	875	875
Allocation of corporate costs	2,754	1,032	1,247	(5,033)	—
Adjusted EBITDA	$18,541	$2,830	$5,288	$(4,598)	$22,061
__________________________________
(1) Credit Agreement amendment expenses include costs associated with amendments made to the Company’s Credit Agreement.
(2) Gain related to insurance recovery proceeds received for a damaged roof at the Company’s Arapahoe Park racetrack.
(3) Other includes the following non-recurring items for the applicable periods (i) expenses incurred associated with the Rhode Island State Police investigation into a tenant in the Lincoln property and a former employee of the Company, (ii) expenses incurred associated with the campaign attempting to create an open bid process for the Rhode Island Lottery Contract, and (iii) non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements).

	Three Months Ended March 31, 2019
	Rhode Island	Delaware	Biloxi	Other	Total
Revenue	$86,125	$1,525	$31,032	$1,949	$120,631

Net income	21,224	—	4,277	(7,905)	17,596
Interest expense, net of interest income	2,311	—	(4)	4,731	7,038
(Benefit) provision for income taxes	7,783	—	1,141	(3,251)	5,673
Depreciation and amortization	4,415	—	2,307	47	6,769
Acquisition, integration and restructuring expense	—	—	—	6,878	6,878
Share-based compensation	—	—	—	151	151
Credit agreement amendment expenses(1)	—	—	—	335	335
Other(2)	—	—	—	(557)	(557)
Allocation of corporate costs	3,649	—	1,315	(4,964)	—
Adjusted EBITDA	$39,382	$—	$9,036	$(4,535)	$43,883
__________________________________
(1) Credit Agreement amendment expenses include costs associated with amendments made to the Company’s Credit Agreement.
(2) Other includes non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements).

Critical Accounting Policies and Estimates

There were no material changes in critical accounting policies and estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to Item 7. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a complete list of our Critical Accounting Policies and Estimates.

Recent Accounting Pronouncements

Refer to Note 2. “Recently Adopted and Issued Accounting Pronouncements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that affect us.

Liquidity and Capital Resources

Cash flow summary

	Three Months Ended March 31,
(In thousands)	2020	2019
Net cash provided by operating activities	$17,312	$24,983
Net cash used in investing activities	(53,450)	(17,105)
Net cash provided by financing activities	212,227	23,391

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2020 was $17.3 million, a decrease of $7.7 million compared to the three months ended March 31, 2019. This decrease was mostly attributable to a $26.5 million decrease in net income due to the mid-March 2020 shut-down of our facilities in response to the COVID-19 pandemic, partially offset by goodwill and intangible asset impairment charges of $8.7 million, a $5.4 million increase in share-based compensation, attributable to the Company’s annual grant of restricted stock awards which occurred during the first quarter of 2020, and positive changes in working capital cash flows of $5.4 million primarily due to the decrease in accounts receivable.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2020 was $53.5 million, an increase of $36.3 million compared to the three months ended March 31, 2019. The change was primarily driven by the $50.5 million cash outlay for the acquisition of Black Hawk Casinos compared to $9.6 million for the acquisition of Dover Downs in the prior year.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $212.2 million, compared to $23.4 million for the three months ended March 31, 2019. Cash provided by financing activities in the first quarter of 2020 was driven by $250.0 million of borrowings on our revolving credit facility offset by $31.3 million spent on share repurchases and cash dividends paid of $3.2 million under our capital return program.

Working capital

At March 31, 2020, our net working capital balance was $322.9 million compared to $155.2 million at December 31, 2019. The increase in working capital of $167.6 million was primarily attributable to proceeds received from the draw on our revolving credit facility of $250 million, which drove our cash and cash equivalents balance to $361.6 million as of March 31, 2020 compared to $182.6 million at December 31, 2019 coupled with cash from operations of $17.3 million, offset, in part, by the acquisition of Black Hawk Casinos for $50.5 million in cash, share repurchases of $31.3 million and cash dividends of $3.2 million paid to shareholders.

Senior Secured Credit Facility

On May 10, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with Citizens Bank, N.A., as administrative agent (the “Agent”), and the lenders party thereto (the “Credit Facility”), consisting of a $300.0 million term loan B facility (the “Term Loan Facility” or “Term Loan”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility” or “Revolver”). The Company’s obligations under the Revolver will mature on May 10, 2024. The Company’s obligations under the Term Loan Facility will mature on May 10, 2026. Beginning September 30, 2019, the Company began to make quarterly principal payments of $750,000 on the Term Loan Facility on the last day of each fiscal quarter. In addition, the Company is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances and asset sales and, commencing in the fiscal year beginning January 1, 2020, the Company is required to apply a portion of its excess cash flow to repay amounts outstanding under the Credit Facility.

On March 16, 2020, the Company borrowed under the Revolving Credit Facility the full available amount of $250.0 million to increase its cash position and liquidity to facilitate financial flexibility in light of current uncertainty in the global markets and the Company’s business resulting from the COVID-19 pandemic. As of March 31, 2020, there were $250.0 million in borrowings under the Revolver which is held as cash on the Company's balance sheet. Pursuant to the Revolving Credit Facility, the Company may utilize these funds for working capital, general corporate and other purposes as permitted under the terms of the Revolving Credit Facility. The Company believes that it had sufficient liquidity prior to taking this action to meet its obligations, including those under its Term Loan Facility the Senior Notes.

On April 24, 2020, the Company and its lenders amended the financial covenants and certain other terms of the Company’s Credit Facility to provide financial covenant relief from the effects of the COVID-19 pandemic. Until the period on which the Company delivers its compliance statement and financial statements for the three months ending March 31, 2021 (the “Leverage Ratio Covenant Relief Period”), which the Company may elect to terminate earlier, the Company will not be required to comply with the maximum total net leverage ratio covenant. Instead the Company will be required to comply with a minimum liquidity covenant tested at the last day of each month during the Leverage Ratio Covenant Relief Period. Under the minimum liquidity requirement, the Company will be required to have unrestricted cash on hand at the end of each month in the following amounts: (1) $75.0 million at April 30, 2020 and May 31, 2020, (2) $65.0 million at June 30, 2020, (3) $55.0 million at July 31, 2020, and (4) $50.0 million at each month-end thereafter through March 31, 2021.

The Company will not be permitted to declare or pay dividends on its common stock or make other restricted payments, complete investments or acquisitions (other than those previously announced) during the Leverage Ratio Covenant Relief Period, and the interest rates on the revolving credit facility borrowings are LIBOR + 2.75% during the Leverage Ratio Covenant Relief Period. Additionally, the amendment permanently changed the minimum LIBOR on revolver borrowings from 0.00% to 0.75%.

On May 11, 2020, the Company closed on an amendment to its Credit Facility to increase its Term Loan Facility by $275 million. Borrowings under the increased Term Loan Facility will bear interest at LIBOR + 8.00% per annum with a 1.00% LIBOR floor through the May 10, 2026 maturity date. Upon closing, the Company repaid the full $250 million it had outstanding under its Revolving Credit Facility. The financing satisfied the financing contingency in the agreement to acquire Shreveport and MontBleu from Eldorado Resorts, Inc.

6.75% Senior Notes due 2027

On May 10, 2019, the Company issued $400.0 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 (the “Senior Notes”). Interest on the Senior Notes will be paid semi-annually in arrears on June 1 and December 1. The Company used a portion of the net proceeds from the Senior Notes, together with a portion of the proceeds from our Term Loan Facility, to repay borrowings under its retired bank credit facility.

Refer to Note 8. “Long-Term Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Credit Facility and Senior Notes.

Capital Return Program and Quarterly Cash Dividend

During the second quarter of 2019, we announced that our Board of Directors approved a capital return program under which the Company may expend a total of up to $250 million for a share repurchase program and payment of dividends. On July 26, 2019, the Company completed a modified Dutch auction tender offer (“Offer”), purchasing 2,504,971 common shares at an aggregate purchase price of $73.9 million and repurchased an additional 6,558,379 common shares under the capital return program. During the year ended December 31, 2019, the Company paid cash dividends of $0.10 per common share in each of the third and fourth quarters, for a total of $0.20 per common share or a total cost of approximately $7.6 million.

On February 10, 2020, the Board of Directors approved an increase in the capital return program of $100.0 million. During the first quarter of 2020, the Company repurchased 1,581,813 common shares for an aggregate price of $29.7 million under the capital return program as well as paid a cash dividend of $0.10 per common share for approximately $3.2 million. As of March 31, 2020, there was $86.9 million available under the capital return program.

As noted above, as a result of the amendment to the Company’s Credit Facility, we will not be permitted to declare or pay dividends on our common stock (or repurchase shares of our common stock) until the end of the Leverage Ratio Covenant Relief Period.

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

For the three months ended March 31, 2020, capital expenditures were $3.0 million, compared to $7.5 million in the same period last year.

The COVID-19 pandemic has caused, and is continuing to cause, significant disruption in the financial markets both globally and in the United States, and will continue to impact, possibly materially, our business, financial condition and results of operations. We cannot predict the degree, or duration, to which our operations will be affected by the COVID-19 outbreak, and the effects could be material. While we believe our strong liquidity position, valuable unencumbered assets and aggressive cost reduction initiatives will enable us to fund our current obligations for the foreseeable future, COVID-19 has resulted in significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future. We continue to monitor the rapidly evolving situation and guidance from authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to further adjust our operating plan, including when and how we are able to re-open our properties. Because the situation is ongoing, and because the duration and severity remain unclear, it is difficult to forecast any impacts on our future results. However, we currently expect the COVID-19 outbreak to impact our operations for the quarter ending June 30, 2020 more significantly than it has impacted the quarter ended March 31, 2020, primarily as a result of the continued closure of our properties for all, or a significant portion, of the second quarter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk results primarily from fluctuations in interest rates on our borrowings. Except as described in Note 8. “Long-Term Debt” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no other material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

On January 23, 2020, the Company completed its acquisition of the Black Hawk Casinos. See Note 4 “Acquisitions” included in Part I. Item 1 of this Quarterly Report on Form 10-Q for a discussion of the acquisition and related financial data. The Company is currently in the process of integrating the Black Hawk Casino’s internal controls over financial reporting. Except for the inclusion of the Black Hawk Casinos, there has been no change in our internal control over financial reporting that occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

In January 2019, Chatham Asset Management, LLC and certain of its affiliates filed an amended complaint in the Delaware Chancery Court alleging that some of our directors and officers breached their fiduciary duties in connection with a 2016 issuer tender offer. The amended complaint said that defendants improperly benefited their own personal interests and the interests of one shareholder, made false and misleading disclosures in the tender offer and improperly made payments to themselves in respect of the settlement of certain compensatory awards. On April 20, 2016, the parties agreed to settle Chatham’s direct claims and, subject to court approval, dismiss its derivative claims.

ITEM 1A. RISK FACTORS

Other than those listed below, there have been no material changes to our risk factors contained in Part I. Item IA. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

The global COVID-19 pandemic has materially impacted our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.

The global spread of the COVID-19 pandemic has been, and continues to be, complex and rapidly evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, stay-at-home directives, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, concerts, conferences and meetings, and quarantines and lock-downs. The pandemic and its consequences have dramatically reduced travel and demand for hotel rooms and other casino resort amenities, which has had a negative impact on our results for the three months ended March 31, 2020 and which we expect to more significantly impact results for the quarter ending June 30, 2020 and potentially thereafter as a result of the increased geographic spread of the pandemic. In particular, all of our properties have been required to close for an undetermined period of time pursuant to various state and local government regulations, orders or directives.

The extent to which the COVID-19 pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic (and whether there is a, or multiple, resurgences in the future); the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence even after travel advisories and restrictions are lifted; the ability of us and our business partners to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and limiting or banning leisure, casino and entertainment activities; and how quickly economies, travel activity, and demand for gaming, entertainment and leisure activities recovers after the pandemic subsides. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our other filings with the Securities and Exchange Commission. As a result of the foregoing, we cannot predict the ultimate scope, duration and impact the COVID-19 pandemic will have on our results of operations, but we expect that it will continue to have a material and adverse impact on our business, financial condition, liquidity, results of operations (including revenues and profitability) and stock price.

In addition, although we are reviewing and intend to seek any available benefits under the CARES Act, we cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the benefits we seek to access under the CARES Act have not previously been administered on the present scale or at all. Government or third party program administrators may be unable to cope with the volume of applications in the near term and any benefits we receive may not be as extensive as those for which we apply, may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we contemplate. If the U.S. government or any other governmental authority agrees to provide crisis relief assistance that we accept, it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full. We cannot assure you that any such government crisis relief assistance will not significantly limit our corporate activities or be on terms that are favorable to us. Such restrictions and terms could adversely impact our business and operations.

All of the properties that we currently own, as well as those we have agreed to acquire, are currently closed, and we are unable to predict when all, or any of, such properties will re-open to the public, or the period of time required for the ramp-up of operations upon re-opening.

All of our properties and those we have agreed to acquire have been temporarily closed to the public pursuant to state and local government requirements as a result of the unprecedented public health crisis from the COVID-19 pandemic. As a result, these properties are effectively generating no revenue. We have also seen high levels of room cancellations through the end of June 2020 with some tentative re-bookings in July 2020 as well as convention cancellations through August 2020 with some tentative re-bookings in September 2020.

While we have engaged in cost reduction efforts in connection with the closures, we still have significant fixed and variable expenses, which will adversely affect our profitability. Furthermore, while we are working closely with government officials on plans to re-open our properties when the government restrictions are lifted, we cannot predict the duration of the shutdowns or any limitations the government or we may impose on our operations when we are able to re-open, which may include, among others, screening of employees and guests upon entrance of the properties, thermal imaging cameras, enforcement of social distancing guidelines, including spacing between VLTs and limited or no table games to start, frequent cleaning and sanitizing protocols for all areas, mask protection, and public awareness signage. In addition, when we are able to re-open, we expect to see weakened demand at our properties in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when our properties will return to pre-pandemic demand or pricing, but we expect that the impact will have a material impact on our consolidated results of operations during 2020 and potentially thereafter, particularly if there is a resurgence later in 2020 or into 2021.

We have undertaken actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic, which could negatively impact guest loyalty and our ability to attract and retain employees.

As a result of the closure of all of our properties and the continued uncertainty regarding the duration and severity of this pandemic, we have taken steps to reduce operating costs and improve efficiencies, including furloughing most of our employees. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty or our ability to attract and retain employees, and our reputation may suffer as a result. For example, if our furloughed employees do not return to work with us when the COVID-19 pandemic subsides, including because they find new employment during the furlough, we may experience operational challenges that may impact our ability to resume operations in full. We may also face demands or requests from labor unions that represent our employees, whether in the course of our periodic renegotiation of our collective bargaining agreements, through effects bargaining relating to the shut down and/or reopening of our operations, or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 14, 2019, the Company announced that its Board of Directors approved a capital return program under which Twin River may expend a total of up to $250 million for a share repurchase program and payment of dividends. On February 10, 2020, the Board of Directors approved an additional $100 million for stock repurchases and payment of dividends. Share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated share repurchase programs, tender offers or other transactions. The amount, timing and terms of any capital transactions will be determined based on prevailing market conditions and other factors, and may be suspended or discontinued at any time. There is no fixed time period to complete the capital returns.

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended March 31, 2020 (in thousands, except Average Price Paid per Share):

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020 (a)	526	$25.75		459	$107,855
February 1, 2020 - February 29, 2020	—	—		—	107,855
March 1, 2020 - March 31, 2020	1,123	15.83		1,123	86,898	(b)
	1,650	$19.00	(c)	1,582	$86,898
_______________________________
(a) Includes a private repurchase transaction of 68 thousand shares in January 2020.
(b) Includes $3.2 million of common stock dividends paid in March 2020.
(c) Weighted-average.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

The information disclosed under the header “Regulatory Agreement” on page 27 above is incorporated herein by reference.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Twin River Worldwide Holdings, Inc.’s Quarterly report on Form 10-Q for the quarter ended March 31, 2020, formatted in inline XBRL contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 14, 2020.

TWIN RIVER WORLDWIDE HOLDINGS, INC.

By:	/s/ STEPHEN H. CAPP
Stephen H. Capp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)