Form 10-Q
period 2020-06-30
Twin River Worldwide Holdings, Inc.
filed 2020-08-13
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of August 7, 2020 there were 30,456,493 shares of the registrant’s common stock outstanding.

TWIN RIVER WORLDWIDE HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$331,083	$182,581
Restricted cash	1,647	2,921
Accounts receivable, net	11,917	23,190
Inventory	8,994	7,900
Prepaid expenses and other assets	40,265	28,439
Total current assets	393,906	245,031
Property and equipment, net	540,797	510,436
Right of use assets, net	16,823	17,225
Goodwill, net	133,082	133,082
Intangible assets, net	109,862	110,373
Other assets	5,491	5,740
Total assets	$1,199,961	$1,021,887
Liabilities and Shareholders’ Equity
Current portion of long-term debt	$5,750	$3,000
Current portion of lease obligations	1,046	1,014
Accounts payable	8,035	14,921
Accrued liabilities	63,843	70,849
Total current liabilities	78,674	89,784
Lease obligations, net of current portion	15,781	16,214
Pension benefit obligations	8,317	8,688
Deferred tax liability	10,569	13,790
Long-term debt, net of current portion	938,140	680,601
Other long-term liabilities	921	1,399
Total liabilities	1,052,402	810,476
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 30,456,493 and 41,193,018 shares issued as of June 30, 2020 and December 31, 2019, respectively; 30,456,493 and 32,113,328 shares outstanding as of June 30, 2020 and December 31, 2019, respectively.	304	412
Additional paid-in-capital	141,297	185,544
Treasury stock, at cost, 0 and 9,079,690 shares as of June 30, 2020 and December 31, 2019, respectively.	—	(223,075)
Retained earnings	7,846	250,418
Accumulated other comprehensive loss	(1,888)	(1,888)
Total shareholders’ equity	147,559	211,411
Total liabilities and shareholders’ equity	$1,199,961	$1,021,887
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Gaming	$23,767	$100,234	$99,603	$191,102
Racing	176	3,783	3,133	6,723
Hotel	2,115	11,390	9,761	17,695
Food and beverage	1,670	18,801	16,986	32,312
Other	1,196	9,010	8,589	16,017
Total revenue	28,924	143,218	138,072	263,849

Operating costs and expenses:
Gaming	9,871	26,078	33,084	47,154
Racing	789	2,833	3,196	5,024
Hotel	1,152	4,183	4,444	6,897
Food and beverage	2,659	15,634	15,935	26,741
Retail, entertainment and other	123	2,125	2,053	3,451
Advertising, general and administrative	23,989	48,047	73,598	86,310
Goodwill and asset impairment (adjustment)	(154)	—	8,554	—
Acquisition, integration and restructuring expense	2,458	2,239	4,244	9,117
Gain on insurance recoveries	(143)	—	(1,026)	—
Depreciation and amortization	9,143	8,233	18,122	15,002
Total operating costs and expenses	49,887	109,372	162,204	199,696
(Loss) income from operations	(20,963)	33,846	(24,132)	64,153

Other income (expense):
Interest income	112	754	255	767
Interest expense, net of amounts capitalized	(15,222)	(9,966)	(26,738)	(17,017)
Loss on extinguishment and modification of debt	—	(1,491)	—	(1,491)
Other, net	—	182	—	182
Total other expense, net	(15,110)	(10,521)	(26,483)	(17,559)

(Loss) income before provision for income taxes	(36,073)	23,325	(50,615)	46,594

(Benefit) provision for income taxes	(12,518)	6,145	(18,182)	11,818
Net (loss) income	$(23,555)	$17,180	$(32,433)	$34,776

Net (loss) income per share, basic	$(0.77)	$0.42	$(1.05)	$0.88
Weighted average common shares outstanding, basic	30,452	41,137	31,011	39,701
Net (loss) income per share, diluted	$(0.77)	$0.42	$(1.04)	$0.87
Weighted average common shares outstanding, diluted	30,549	41,261	31,104	39,822
Note: Net (loss) income equals comprehensive income for all periods presented.
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2019	32,113,328	$412	$185,544	$(223,075)	$250,418	$(1,888)	$211,411
Release of restricted stock	131,131	1	(2,484)	—	—	—	(2,483)
Dividends and dividend equivalents - $0.10 per share	—	—	—	—	(3,174)	—	(3,174)
Share-based compensation - equity awards	—	—	5,542	—	—	—	5,542
Retirement of treasury shares	—	(107)	(48,618)	254,416	(205,691)	—	—
Share repurchases	(1,649,768)	—	—	(31,341)	—	—	(31,341)
Adoption of ASU 2016-13	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(8,878)	—	(8,878)
Balance as of March 31, 2020	30,594,691	$306	$139,984	$—	$32,617	$(1,888)	$171,019
Release of restricted stock	24,427	—	(81)	—	—	—	(81)
Share-based compensation - equity awards	—	—	2,127	—	—	—	2,127
Retirement of treasury shares	—	(2)	(733)	1,951	(1,216)	—	—
Share repurchases	(162,625)	—	—	(1,951)	—	—	(1,951)
Net loss	—	—	—	—	(23,555)	—	(23,555)
Balance as of June 30, 2020	30,456,493	$304	$141,297	$—	$7,846	$(1,888)	$147,559

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2018	37,989,376	$380	$125,629	$(30,233)	$202,884	$—	$298,660
Release of restricted stock	161,980	1	—	—	—	—	1
Share-based compensation - equity awards	—	—	151	—	—	—	151
Retirement of treasury shares	—	—	(30,233)	30,233	—	—	—
Share repurchases	(16,340)	—	—	(409)	—	—	(409)
Stock issued for purchase of Dover Downs	2,976,825	30	86,750	—	—	—	86,780
Net income	—	—	—	—	17,596	—	17,596
Balance as of March 31, 2019	41,111,841	$411	$182,297	$(409)	$220,480	$—	$402,779
Release of restricted stock	35,756	—	—	—	—	—	—
Dividends and dividend equivalents - $0.10 per share	—	—	—	—	(4,144)	—	(4,144)
Share-based compensation - equity awards	—	—	1,628	—	—	—	1,628
Net income	—	—	—	—	17,180	—	17,180
Balance as of June 30, 2019	41,147,597	$411	$183,925	$(409)	$233,516	$—	$417,443

See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(32,433)	$34,776
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	14,951	12,113
Amortization of intangible assets	3,171	2,889
Amortization of operating lease right of use assets	517	722
Share-based compensation - equity awards	7,669	1,779
Amortization of debt financing costs and discounts on debt	1,974	1,428
Loss on debt extinguishment and modification of debt	—	1,491
Bad debt expense	813	58
Net pension and other postretirement benefit income	—	(39)
Deferred income taxes	(3,221)	—
Gain on disposal of property and equipment	—	(8)
Goodwill and asset impairment	8,554	—
Changes in operating assets and liabilities:
Accounts receivable	10,402	708
Inventory	(955)	122
Prepaid expenses and other assets	(10,978)	(944)
Accounts payable	(7,389)	(300)
Accrued liabilities	(9,456)	1,871
Net cash (used in) provided by operating activities	(16,381)	56,666
Cash flows from investing activities:
Acquisition of Dover Downs Gaming & Entertainment, Inc., net of cash acquired	—	(9,606)
Acquisition of Black Hawk Casinos, net of cash acquired	(50,451)	—
Proceeds from sale of property and equipment	—	7
Capital expenditures, excluding Tiverton Casino Hotel and new hotel at Twin River Casino	(5,448)	(13,114)
Capital expenditures - Tiverton Casino Hotel	—	(1,824)
Capital expenditures - new hotel at Twin River Casino	—	(3,741)
Payments associated with licenses	—	(942)
Net cash used in investing activities	(55,899)	(29,220)
Cash flows from financing activities:
Revolver borrowings	250,000	25,000
Revolver repayments	(250,000)	(80,000)
Term loan proceeds, net of fees of $13,820 and $10,655, respectively	261,180	289,345
Term loan repayments	(1,500)	(342,439)
Senior note proceeds, net of fees of $0 and $6,130, respectively	—	393,870
Payment of financing fees	(1,117)	(3,358)
Share repurchases	(33,292)	(409)
Payment of shareholder dividends	(3,199)	—
Share redemption for tax withholdings - restricted stock	(2,564)	—
Net cash provided by financing activities	219,508	282,009

Net change in cash and cash equivalents and restricted cash	147,228	309,455
Cash and cash equivalents and restricted cash, beginning of period	185,502	81,431
Cash and cash equivalents and restricted cash, end of period	$332,730	$390,886

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,402	$10,960
Cash paid for income taxes, net of refunds	(165)	8,794

Non-cash investing and financing activities:
Unpaid property and equipment	$177	$614
Deposit applied to fixed asset purchases	—	981
Termination of operating leases via purchase of underlying assets	—	1,665
Stock issued for acquisition of Dover Downs Gaming & Entertainment, Inc.	—	86,780
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Twin River Worldwide Holdings, Inc. (the “Company”, “TRWH”) is a diverse, multi-jurisdictional owner and operator of gaming and racing facilities, including slot machines and various casino table games, and restaurant and hotel facilities. The Company, through its wholly owned subsidiary Twin River Management Group, Inc. (“TRMG”), owns and manages the Twin River Casino Hotel (“Twin River Casino Hotel”) in Lincoln, Rhode Island, the Tiverton Casino Hotel (“Tiverton Casino Hotel”) in Tiverton, Rhode Island, the Hard Rock Hotel & Casino (“Hard Rock Biloxi”) in Biloxi, Mississippi, the Dover Downs Hotel & Casino (“Dover Downs Casino Hotel”) in Dover, Delaware, the Golden Gates, Golden Gulch and Mardi Gras casinos (collectively, “Black Hawk Casinos”) in Black Hawk, Colorado and the Arapahoe Park racetrack and 13 off-track betting licenses (“Mile High USA”) in Aurora, Colorado. Following the closure of the Newport Grand Casino (“Newport Grand”) in August 2018, the Company opened the Tiverton Casino Hotel on September 1, 2018. On March 28, 2019, the Company completed its acquisition of Dover Downs Gaming & Entertainment, Inc., which included Dover Downs Casino Hotel (“Dover Downs”). On January 23, 2020, the Company completed its acquisition of the Black Hawk Casinos. On July 1, 2020, the Company completed its acquisition from Eldorado Resorts, Inc., (“Eldorado”) of the operations and real estate of Isle of Capri Casino Kansas City in Kansas City, Missouri, (subsequently rebranded as “Casino KC”), and Lady Luck Casino Vicksburg in Vicksburg, Mississippi (subsequently rebranded as “Casino Vicksburg”). On April 24, 2020, the Company announced that it had entered into an agreement with Eldorado to acquire Eldorado Shreveport Resort and Casino in Shreveport, Louisiana and the MontBleu Resort Casino & Spa in Lake Tahoe, Nevada and into an agreement with Caesars Entertainment Corporation and VICI Properties Inc. to acquire Bally's Atlantic City Hotel & Casino in Atlantic City, New Jersey. On July 20, 2020 Eldorado completed its acquisition of Caesars Entertainment Corporation, as a result of which Eldorado merged with and into Caesars Entertainment Corporation, with Caesars Entertainment Corporation surviving the merger. See Note 4. “Acquisitions” for further information.

On March 29, 2019, the Company’s common stock was listed on the New York Stock Exchange and began trading under the ticker symbol “TRWH.”

COVID-19 Pandemic

The novel coronavirus (“COVID-19”) pandemic has caused significant disruption to the US and global economy as well as financial markets around the world and has impacted, and is likely to continue to impact, the Company’s business in a material manner. As of March 16, 2020 all of the Company’s properties at the time were temporarily closed as a result of the COVID-19 pandemic and as of March 17, 2020, all of the properties the Company had entered into agreements to acquire were also temporarily closed. As of June 17, 2020, all of the Company’s properties, including the subsequently acquired Casino KC and Casino Vicksburg have reopened and are operating in some capacity. The following is an update of re-openings and current operations by property.

•Twin River Casino Hotel and Tiverton Casino Hotel - The Rhode Island properties pre-opened on June 8, 2020 with very limited invitation only guests allowed. Beginning June 30, 2020, the Company was able to open to the general public, at approximately 65% capacity, with half of VLTs and a limited number of table games, with a three player limit, available. The hotels at the Rhode Island properties remain closed at this time.
•Hard Rock Biloxi - The Biloxi property re-opened to the general public, at 50% capacity, on May 21, 2020 with 41% of VLTs, all table games, with a three player limit, and 75% of the hotel rooms available to guests. Currently, Hard Rock Biloxi is still operating at 50% capacity, however, over 60% of VLTs are available and the hotel is currently operating with all rooms available to guests.
•Dover Downs Casino Hotel - The Delaware property re-opened, at 30% capacity, on June 1, 2020, with 45% of VLTs. Table games, with a two player limit, became available to guests on June 17, 2020 and the hotel, at 60% room capacity, became available on June 18, 2020. Currently, the property is operating at approximately 60% capacity, with about half of VLTs, and all table games, with a three player limit, and all hotel rooms available to guests.
•Casino KC - Casino KC re-opened, at 50% capacity, on June 1, 2020 with 70% of VLTs and 30% of table games, with a three player limit, available to guests. Casino KC is still operating at this capacity.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•Casino Vicksburg - Casino Vicksburg re-opened, at 50% capacity, on May 21, 2020 with 48% of VLTs and 50% of hotel rooms available to guests. Currently, Casino Vicksburg is still operating at 50% capacity, however, over 65% of VLTs are available and the hotel is currently operating with all rooms available to guests.
•Black Hawk Casinos - The Black Hawk Casinos re-opened, at 50% capacity, on June 17, 2020 with 55% of VLTs available to guests. Currently, they are still operating at 50% capacity, however, over 64% of VLTs are now available to guests.

The Company remains committed to compliance with all state and local re-opening requirements as well as and meeting or exceeding all guidelines established by the Centers for Disease Control and Prevention (“CDC”). The Company has implemented property-specific comprehensive health and safety protocols for each of its properties, developed in close consultation with applicable state regulators and public health officials in local jurisdictions. The Company’s operations are expected to continue to be negatively impacted by the COVID-19 pandemic and that impact could be material.

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

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financing statements and the accompanying notes. The inputs into our judgments and estimates consider the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The actual results that we experience may differ materially from our estimates.

Cash and Cash Equivalents and Restricted Cash

The Company considers all cash balances and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

As of June 30, 2020 and December 31, 2019, restricted cash of $1.6 million and $2.9 million, respectively, was comprised of video lottery terminal (“VLT”) and table games cash, payable to the State of Rhode Island, and certain cash accounts at Dover Downs, which is unavailable for the Company’s use. The following table reconciles cash and restricted cash in the condensed consolidated balance sheets to the total shown on the condensed consolidated statements of cash flows.

	June 30,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$331,083	$182,581
Restricted cash	1,647	2,921
Total cash and cash equivalents and restricted cash	$332,730	$185,502

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Treasury Stock

The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. Upon settlement, these shares are classified as treasury stock, which is a reduction to shareholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. The Company retired 162,625 shares of its common stock held in treasury during the three months ended June 30, 2020. There were no shares of common stock retired during the three months ended June 30, 2019. The Company retired 10,892,083 and 1,431,980 shares of its common stock held in treasury during the six months ended June 30, 2020 and 2019, respectively. The shares were returned to the status of authorized but unissued shares.

2. RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326)–Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard amends several aspects of the measurement of credit losses on financial instruments, including trade receivables. The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model and amends certain aspects of accounting for purchased financial assets with deterioration in credit quality since origination. Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets, based on historical experience, current conditions and forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses, to clarify that receivables arising from operating leases are not within the scope of ASC 326 and should instead, be accounted for in accordance with ASC 842, Leases. The standard is effective for annual and interim periods beginning after December 15, 2019. Adoption is through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (a modified-retrospective approach). The Company adopted this ASU in the first quarter of 2020 and recorded a $58,000 negative adjustment to retained earnings as of January 1, 2020.

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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Gaming revenue includes the share of VLT revenue for Twin River Casino Hotel and Tiverton Casino Hotel, in each case, as determined by each property’s respective master VLT contracts with the State of Rhode Island. Twin River Casino Hotel is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share of VLT revenue generated from units in excess of 3,002 units. Tiverton Casino Hotel is entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Twin River Casino Hotel. Gaming revenue also includes Twin River Casino Hotel’s and Tiverton Casino Hotel’s share of table games revenue. Twin River Casino Hotel and Tiverton Casino Hotel each were entitled to an 83.5% share of table games revenue generated as of June 30, 2020. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming services on behalf of the State of Rhode Island.

Gaming revenue also includes Dover Downs’ share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Dover Downs is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of June 30, 2020 and 2019, Dover Downs was entitled to an approximately 42% share of VLT revenue and an 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis, which is the percentage share of VLT and table games revenue received, as the Company acts as an agent in operating the gaming services on behalf of the State of Delaware.

Gaming revenue also includes the casino revenue of Hard Rock Biloxi, the Black Hawk Casinos, and, beginning July 1, 2020, Casino KC and Casino Vicksburg, which is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips outstanding and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of credits played, are charged to revenue as the amount of the progressive jackpots increase.

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

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Hotel	$1,162	$5,376	$5,748	$8,934
Food and beverage	1,074	7,758	8,907	13,548
Other	32	1,783	1,806	3,161
	$2,268	$14,917	$16,461	$25,643

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables provide a disaggregation of revenue by segment:

(in thousands)	Rhode Island	Delaware	Biloxi	Other	Total
Three Months Ended June 30, 2020
Gaming	$3,456	$5,743	$13,559	$1,009	$23,767
Racing	—	(92)	—	268	176
Hotel	—	247	1,868	—	2,115
Food and beverage	121	248	1,222	79	1,670
Other	377	318	487	14	1,196
Total revenue	$3,954	$6,464	$17,136	$1,370	$28,924

Three Months Ended June 30, 2019
Gaming	$65,572	$13,906	$20,756	$—	$100,234
Racing	1,155	252	—	2,376	3,783
Hotel	1,694	4,192	5,504	—	11,390
Food and beverage	8,308	6,339	4,152	2	18,801
Other	6,127	1,062	1,706	115	9,010
Total revenue	$82,856	$25,751	$32,118	$2,493	$143,218

Six Months Ended June 30, 2020
Gaming	$46,915	$17,614	$30,277	$4,797	$99,603
Racing	503	544	—	2,086	3,133
Hotel	1,227	2,837	5,697	—	9,761
Food and beverage	6,371	4,924	5,046	645	16,986
Other	5,217	1,631	1,598	143	8,589
Total revenue	$60,233	$27,550	$42,618	$7,671	$138,072

Six Months Ended June 30, 2019
Gaming	$134,412	$14,875	$41,815	$—	$191,102
Racing	2,146	279	—	4,298	6,723
Hotel	3,235	4,336	10,124	—	17,695
Food and beverage	17,400	6,689	8,221	2	32,312
Other	11,787	1,096	2,989	145	16,017
Total revenue	$168,980	$27,275	$63,149	$4,445	$263,849

Revenue included in operations from Dover Downs from the date of its acquisition, March 28, 2019, through June 30, 2019 is reported in the “Delaware” segment. Revenue included in operations from the Black Hawk Casinos from the date of their acquisition, January 23, 2020, through June 30, 2020 is reported in the “Other” segment. Refer to Note 4. “Acquisitions” for further information.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays, and amounts due from tracks and off track betting (“OTB”) locations. The Company’s receivables related to contracts with customers were $5.7 million and $16.0 million as of June 30, 2020 and December 31, 2019, respectively. The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, deposits made in advance for goods and services yet to be provided, and unpaid wagers. All of the contract liabilities are short term in nature. Loyalty program incentives earned by customers are typically redeemed within one year from when they are earned and expire if a customer’s account is inactive for more than twelve months; therefore, the majority of these incentives outstanding at the end of a period will either be redeemed or expire within the next twelve months. Certain properties extended pre-COVID-19 tier statuses and/or extended earnings dates for tiered status programs. Additionally, certain properties temporarily suspended periodic purges of unused loyalty points. The Company’s contract liabilities related to loyalty programs were $13.2 million and $12.4 million as of June 30, 2020 and December 31, 2019, respectively, and are included as accrued liabilities in the condensed consolidated balance sheets. The Company recognized $0.3 million and $2.3 million of revenue related to loyalty program redemptions for the three months ended June 30, 2020 and 2019, respectively, and $2.4 million and $4.6 million for the six months ended June 30, 2020 and 2019, respectively.

Advance deposits are typically for future banquet events and to reserve hotel rooms. These deposits are usually received weeks or months in advance of the event or hotel stay. The Company’s contract liabilities related to deposits from customers were $1.3 million and $1.4 million as of June 30, 2020 and December 31, 2019, respectively, and are included as accrued liabilities in the condensed consolidated balance sheets.

Unpaid wagers include unpaid pari-mutuel tickets and unpaid sports bet tickets. Unpaid pari-mutuel tickets not claimed within twelve months by the customer who earned them are escheated to the state. The Company’s contract liabilities related to unpaid wagers were $0.7 million and $1.1 million as of June 30, 2020 and December 31, 2019, respectively, and are included as accrued liabilities in the condensed consolidated balance sheets.

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

The total consideration paid by the Company in connection with the Black Hawk Casinos acquisition was approximately $53.8 million, or $50.5 million net of cash acquired, excluding transaction costs. The Company incurred transaction costs related to this acquisition of $0.2 million in each of the three months ended June 30, 2020 and 2019, respectively, and $0.8 million and $0.7 million during the six months ended June 30, 2020 and 2019, respectively. These costs are included in acquisition, integration and restructuring expenses in the condensed consolidated statements of operations and comprehensive income.

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

As of June 30, 2020, the purchase price allocation was preliminary and will be finalized when the final assessments of the fair value of all acquired assets and assumed liabilities are completed. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date).

Revenue included in operations from the Black Hawk Casinos, from the date of their acquisition, January 23, 2020, for the three and six months ended June 30, 2020 was $1.1 million and $5.5 million, respectively.

Casino KC and Casino Vicksburg

On July 1, 2020, the Company completed its acquisition of the operations and,real estate of Casino KC and Casino Vicksburg from affiliates of Eldorado.

The total consideration paid by the Company in connection with the acquisition was approximately $230 million, subject to certain customary post-closing adjustments and excluding transaction costs. The Company recorded transaction costs related to the acquisition of Casino KC and Casino Vicksburg of $0.4 million and $0.9 million during the three and six months ended June 30, 2020, respectively. These costs are included in acquisition, integration and restructuring expense in the condensed consolidated statements of operations and comprehensive income.

The Company expects to account for the acquisition of Casino KC and Casino Vicksburg as a business combination using the acquisition method with Twin River as the accounting acquirer in accordance with ASC 805. Under this method of accounting, the purchase price has been allocated to Casino KC’s and Casino Vicksburg’s assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date.

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition. Due to the fact that the transaction only recently closed, the purchase price allocation is preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such finalizations will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible asset acquired and liabilities assumed.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Preliminary as of July 1, 2020
Cash	$4,362
Accounts receivable	594
Inventory	164
Prepaid expenses and other assets	709
Property and equipment	60,574
Right of use asset	41,971
Intangible assets	139,760
Other assets	118
Goodwill	52,285
Accounts payable	(614)
Accrued and other current liabilities	(4,003)
Lease obligations	(65,381)
Deferred income tax liabilities	(233)
Other long-term liabilities	(306)
Total purchase price	$230,000

Eldorado Shreveport and MontBleu

On April 24, 2020, the Company announced that it had entered into an agreement with Eldorado and certain of its affiliates to acquire Eldorado Shreveport Resort and Casino in Shreveport, Louisiana (“Shreveport”) and the MontBleu Resort Casino & Spa in Lake Tahoe, Nevada (“MontBleu”) for an aggregate purchase price of $155 million in cash ($140 million payable at closing and $15 million payable one year thereafter), subject to customary post-closing adjustments. The transaction is expected to close in the first half of 2021, subject to receipt of required state regulatory approvals and other customary closing conditions.

The company recorded acquisition costs related to the pending acquisitions of Shreveport and MontBleu of $0.9 million and $1.0 million during the three and six months ended June 30, 2020, respectively. These costs are included in acquisition, integration and restructuring expenses in the condensed consolidated statements of operations and comprehensive income.

Bally’s Atlantic City

On April 24, 2020, the Company announced that it had entered into an agreement with affiliates of Caesars Entertainment Corporation and VICI Properties Inc. to acquire Bally's Atlantic City Hotel & Casino in Atlantic City, New Jersey (“Bally’s Atlantic City”) for $25 million in cash subject to customary post-closing adjustments. The transaction is expected to close in mid-to-late fourth quarter 2020, subject to receipt of required state regulatory approvals and other customary closing conditions.

The company recorded acquisition costs related to the pending acquisition of Bally’s Atlantic City of $0.9 million and $1.5 million during the three and six months ended June 30, 2020, respectively. These costs are included in acquisition, integration and restructuring expense in the condensed consolidated statements of operations and comprehensive income.

5. GOODWILL AND INTANGIBLE ASSETS

The Company performs its annual goodwill impairment test as of the first day of the fourth quarter of each year at the reporting unit level, which is at or one level below the operating segment level. Intangible assets not subject to amortization are reviewed for impairment annually. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. Late in the first quarter of 2020, as a result of the economic and market conditions surrounding the COVID-19 pandemic and the decline in its stock price and market capitalization the Company experienced at the time, the Company determined that it was more likely than not that the carrying value of all of its reporting units exceeded these units’ fair value and performed an interim quantitative impairment test of goodwill.

The Company estimated the fair values of all reporting units using both the market approach, applying a multiple of earnings based on guidelines for publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The rates used to discount projected future cash flows under the income approach reflect a weighted average cost of capital in the range of 10% to 15%, which considered guidelines for publicly traded companies, capital structure and risk premiums, including those reflected in the current market capitalization. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. Based on this analysis, the Company determined that only the carrying value of its Black Hawk Casinos reporting unit exceeded its fair value by an amount that exceeded the assigned goodwill and indefinite lived intangibles as of the acquisition date. As a result, the Company recorded a total impairment charge of $8.6 million for the six months ended June 30, 2020, which is included in our “Other” reportable segment, and was allocated between goodwill and intangible assets with charges of $5.3 million and $3.3 million, respectively. The goodwill impairment charge reflects the preliminary goodwill impairment charge of $5.4 million and an adjustment to the charge of $(0.2) million recorded in the first and second quarters of 2020, respectively. The goodwill impairment charge adjustment recorded in the second quarter of 2020 was attributable to changes in the preliminary fair value of net assets, which affected the initial goodwill resulting from the Black Hawk Casinos acquisition. The goodwill impairment charge is reflected in goodwill and asset impairment (adjustment) in the condensed consolidated statements of operations and comprehensive income. The goodwill impairment charge reflects all of the Black Hawk Casinos reporting unit goodwill, based on the preliminary acquisition date assigned fair values.

The goodwill impairment charges recorded in the six months ended June 30, 2020 are subject to change based upon the final purchase price allocation during the measurement period for estimated fair values of assets acquired and liabilities assumed from the Black Hawk Casinos acquisition. There can be no assurance that such final assessments will not result in material increases or decreases to the recorded goodwill and intangible impairment charge based upon the preliminary purchase price allocations, due to changes in the provisional opening balance sheet estimates of goodwill. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date). Refer to Note 4, “Acquisitions” for further information about the preliminary purchase price allocation and provisional goodwill and intangible balance estimated as of the acquisition date.
The change in carrying value of goodwill by reportable segment for the six months ended June 30, 2020 is as follows:

(in thousands)	Rhode Island	Delaware	Biloxi	Other	Total
Goodwill as of December 31, 2019	$83,101	$1,047	$48,934	$—	$133,082
Goodwill from current year business acquisitions	—	—	—	5,254	5,254
Impairment charges	—	—	—	(5,254)	(5,254)
Goodwill as of June 30, 2020	$83,101	$1,047	$48,934	$—	$133,082

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. ACCRUED LIABILITIES
As of June 30, 2020 and December 31, 2019, accrued liabilities consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Gaming liabilities	$24,769	$23,908
Compensation	10,904	13,849
Legal	747	833
Property taxes	3,894	2,920
Purses due to horsemen	2,405	7,868
Interest payable	3,653	2,291
Insurance reserves	3,187	2,477
Other	14,284	16,703
Total accrued liabilities	$63,843	$70,849

7. ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSE

The following table reflects acquisition, integration and restructuring expenses the Company recorded during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Acquisition and integration costs:
Dover Downs merger and going public expenses	$5	$759	$59	$7,199
Black Hawk Casinos	181	249	752	687
Casino KC and Casino Vicksburg	424	515	862	515
Eldorado Shreveport and MontBleu	917	—	1,031	—
Bally’s Atlantic City	931	—	1,520	—
Total	2,458	1,523	4,224	8,401
Restructuring expense	—	716	20	716
Total acquisition, integration and restructuring expense	$2,458	$2,239	$4,244	$9,117

The Company incurred restructuring expenses of $0.7 million related to severance costs incurred attributable to Dover Downs during the three months ended June 30, 2019 and $20,000 and $0.7 million during the six months ended June 30, 2020 and 2019, respectively. The following tables summarize the restructuring liability accrual activity during the six months ended June 30, 2020 and 2019 related to the Delaware reportable segment.

(in thousands)	Severance
Restructuring liability as of December 31, 2019	$23
Additions	20
Payments	(43)
Restructuring liability as of June 30, 2020	$—

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	Severance
Restructuring liability as of December 31, 2018	$—
Additions	716
Payments	(361)
Restructuring liability as of June 30, 2019	$355

8. LONG-TERM DEBT

As of June 30, 2020 and December 31, 2019, long-term debt consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Term Loan principal	$572,000	$298,500
6.75% Senior Notes due 2027	400,000	400,000
Less: Unamortized original issue discount	(10,019)	(2,014)
Less: Unamortized deferred financing fees	(18,091)	(12,885)
Long-term debt, including current portion	943,890	683,601
Less: Current portion of Term Loan and Revolving Credit Facility	(5,750)	(3,000)
Long-term debt, net of discount and deferred financing fees, excluding current portion	$938,140	$680,601

May 2019 Senior Secured Credit Facility

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

Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs and subject to a floor of 0.00% or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.50%, the prime rate as determined by the Agent, the one-month LIBOR rate plus 1.00%, and subject to a floor of 1.00%, in each case plus an applicable margin. In the event that the LIBOR rate is no longer available or no longer used to determine the interest rate of loans, the Company and the Agent will amend the Credit Agreement to replace LIBOR with an alternate benchmark rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR and until such amendment has become effective, loans will be based on the base rate. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.50% commitment fee, in respect of commitments under the Revolving Credit Facility, which may be subject to one or more step-downs based on the Company’s total net leverage ratio. As of June 30, 2020, the interest rate for the Term Loan Facility was 2.93%.

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

On March 16, 2020, the Company borrowed under its Revolving Credit Facility the full available amount of $250 million to increase its cash position and liquidity to facilitate financial flexibility in light of current uncertainty in the global markets and the Company’s business resulting from the COVID-19 pandemic. These borrowings were repaid as part of the increase in the Term Loan Facility mentioned below. As of June 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility.

May 2020 Term Loan

On May 11, 2020, the Company closed on an amendment to its Credit Facility to increase its Term Loan Facility by $275 million. Borrowings under the increased portion of the Term Loan Facility will bear interest at LIBOR + 8.00% per annum with a 1.00% LIBOR floor through the May 10, 2026 maturity date. Following the amendment, the Company repaid the full $250 million outstanding under its Revolving Credit Facility. This new term loan satisfied the financing contingency in the purchase agreement to acquire Shreveport and MontBleu from affiliates of Eldorado.

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

The Credit Facility and the indenture governing the Senior Notes (the “Indenture”) each contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into certain transactions with affiliates, sell or otherwise dispose of assets, create or incur liens, and merge, consolidate or sell all or substantially all of the Company’s assets, in each case, subject to certain exceptions and qualifications. In addition, if more than 30% of the capacity of the Revolving Credit Facility is utilized, as was the case at March 31, 2020 (but not June 30, 2020), the Company must comply with a maximum total net leverage ratio, which is currently set at 5.50:1.00. These covenants are subject to exceptions and qualifications set forth in the Credit Facility and the Indenture, and as described below under “Financial Covenant Relief”, were modified as of April 24, 2020.

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

There are no operations at TRWH. Cash held as of June 30, 2020 and December 31, 2019 was $88.9 million and $64.4 million, respectively, an increase driven by proceeds received from the borrowings under the Credit Facility, as described above.

Financial Covenant Relief

On April 24, 2020, the Company and its lenders amended the financial covenants and certain other terms of the Company’s Credit Facility to provide financial covenant relief from the effects of the COVID-19 pandemic. Until the date on which the Company is required to deliver its compliance certificate and financial statements for the three months ending March 31, 2021 (the “Leverage Ratio Covenant Relief Period”) (unless the Company elects to terminate the covenant relief period earlier), the Company will not be required to comply with the maximum total net leverage ratio covenant applicable under the Credit Facility, but instead will be required to comply with a minimum liquidity covenant tested at the last day of each month during the Leverage Ratio Covenant Relief Period. Under the minimum liquidity requirement, the Company will be required to have unrestricted cash on hand at the end of each month in the following amounts: (1) $75.0 million at April 30, 2020 and May 31, 2020, (2) $65.0 million at June 30, 2020, (3) $55.0 million at July 31, 2020, and (4) $50.0 million at each month-end thereafter through March 31, 2021. The Company is not permitted to declare or pay dividends on its common stock or make other restricted payments (including repurchases of shares of its common stock), complete investments or acquisitions (other than those previously announced) during the Leverage Ratio Covenant Relief Period, and the interest rate on the Revolving Credit Facility borrowings is LIBOR + 2.75% during the Leverage Ratio Covenant Relief Period. Additionally, the amendment permanently changed the minimum LIBOR on revolver borrowings from 0.00% to 0.75%. The Company was in compliance with all debt covenants, as amended, as of June 30, 2020.

9. LEASES

Operating Leases

The Company is committed under various operating lease agreements primarily related to submerged tidelands, property and equipment.

Hard Rock Biloxi has an agreement with the State of Mississippi for the lease and use of approximately five acres of submerged tidelands for a primary term of thirty years, expiring September 30, 2037. Upon expiration of the primary term, Hard Rock Biloxi will have an option to extend the lease for a renewal term of thirty years. The renewal option has not been included in the calculation of the lease liability or right of use asset as the Company is not reasonably certain to exercise the option. Annual rent for the lease, as of June 30, 2020, is approximately $1.2 million and adjusts annually by the increase in the consumer price index (“CPI”). Future changes to the CPI are treated as variable lease payments and are recognized in the period in which the obligation for those payments is incurred.

Hard Rock Biloxi also has a Lease and Air Space agreement with the City of Biloxi. The agreement grants the Company rights to a parking area, and to the airspace above two defined parcels of land along with certain support structure rights for the construction of a parking garage. The arrangement has a 40-year term expiring November 18, 2043 and provides the Company one 25-year renewal option. The renewal option has not been included in the calculation of the lease liability or right of use asset as the Company is not reasonably certain to exercise the option. Monthly rent escalates every 5 years based on CPI, and we are responsible for property taxes. Future changes to the CPI are treated as variable lease payments and are recognized in the period in which the obligation for those payments is incurred.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Certain of the Company’s subsidiaries lease office space, parking space, memorabilia and equipment under agreements classified as operating leases that expire on various dates through 2027. Certain of the Company’s leases include renewal options and escalation clauses. Renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. Discount rates used to determine the present value of the lease payments are based on a credit-adjusted secured borrowing rate commensurate with the term of the lease.

Variable expenses generally represent the Company’s share of the landlord’s operating expenses and CPI increases. The Company does not have any leases classified as financing leases.

During the six months ended June 30, 2019, three equipment leases were terminated via purchase of the underlying assets.

The Company had operating lease liabilities of approximately $16.8 million and $17.2 million as of June 30, 2020 and December 31, 2019, respectively, and right of use assets of approximately $16.8 million and $17.2 million as of June 30, 2020 and December 31, 2019, respectively, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Operating leases:
Operating lease cost	$551	$544	$1,100	$1,341
Variable lease cost	12	7	24	36
Operating lease expense	563	551	1,124	1,377
Short-term lease expense	421	450	855	883
Total lease expense	$984	$1,001	$1,979	$2,260

Supplemental cash flow and other information for the three and six months ended June 30, 2020, related to operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$551	$544	$1,099	$1,353
Right of use assets obtained in exchange for operating lease liabilities	$—	$—	$116	$18,771

	June 30, 2020	December 31, 2019
Weighted average remaining lease term	16.3	16.7
Weighted average discount rate	6.8%	6.8%

As of June 30, 2020, future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)	June 30, 2020
Remaining 2020	$1,082
2021	2,157
2022	1,873
2023	1,830
2024	1,780
Thereafter	19,505
Total	28,227
Less: present value discount	(11,400)
Operating lease obligations	$16,827

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In connection with the acquisition of Casino KC, we are party to a sublease with the Port Authority of Kansas City, Missouri, which has leased the property from the City of Kansas City. Our sublease expires on October 18, 2021, but on that date will automatically renew for five additional periods of five years each. The lease agreement provides for minimum annual rent paid in advance and subject to increases in the CPI every five years. Current minimum annual rent payments are $3.1 million per year. In addition, the agreement calls for quarterly percentage rent payments equal to 3.25% of gross revenues, less the minimum annual rent payment. Casino KC is obligated to operate Casino KC at all times. If Casino KC fails to do so, it must pay the Port Authority, in lieu of percentage rent, a sum equal to 50% of the then-applicable base rent during the time Casino KC is not operating.

The Company also has leasing arrangements with third-party lessees at its properties. Leasing arrangements for which the Company acts as a lessor are not deemed material as of June 30, 2020 and December 31, 2019.

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

The 2015 Incentive Plan provides for the grant of stock options, RSAs, RSUs and other stock-based awards (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 2015 Incentive Plan provides for the issuance of up to 1,700,000 shares of the Company’s common stock. During the first quarter of 2020, the Company issued 483,860 RSUs under the 2015 Incentive Plan to eligible employees and executive management as part of its annual equity grant process. These RSUs vest ratably in three annual installments, the first of which vested during the first quarter of 2020. An additional 47,246 RSUs were granted under the 2015 Incentive Plan during the second quarter of 2020. As of June 30, 2020, 691,356 shares were available for grant under the 2015 Incentive Plan.

The Company recognized total share-based compensation expense of $2.1 million and $1.6 million during the three months ended June 30, 2020 and 2019, respectively. The total income tax benefit for share-based compensation arrangements was $0.8 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively. The Company recognized total share-based compensation expense of $7.7 million and $1.8 million during the six months ended June 30, 2020 and 2019, respectively. The total income tax benefit for share-based compensation arrangements was $2.9 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.

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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Dover Downs Defined Benefit Pension Plan

As the Company consummated the acquisition of Dover Downs on March 28, 2019, the net periodic benefit (income) cost was immaterial for the three months ended March 31, 2019. The net periodic benefit (income) cost and other changes in plan assets and benefit obligations, excluding service cost, is set forth in the table below for the three and six months ended June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Service cost	$—	$—	$—	$—
Interest cost	223	221	446	221
Expected return on plan assets	(357)	(325)	(714)	(325)
Net periodic benefit (income) cost	$(134)	$(104)	$(268)	$(104)

Contributions

Minimum pension contributions of $0.5 million are required to be made to the Dover Downs Pension Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in 2020. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), minimum required contributions for single-employer pension plans, including quarterly contributions, that are otherwise due during calendar year 2020 are instead due January 1, 2021. The CARES Act requires that any delayed contributions be increased by interest accrued between the original due date and the date of delayed payment. In July 2020, the Company made a contribution of $0.3 million to the Dover Downs Pension Plan which included the minimum required contributions for both the first and second quarters of 2020, including all applicable interest after having elected not to make a contribution to the Dover Downs Pension Plan for the first quarter of 2020.

401(k) Plans

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering non-union employees and certain union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. Dover Downs also maintains a defined contribution 401(k) plan, which permits participation by substantially all of its employees. Total employer contribution expense to both 401(k) profit-sharing plans was $0.1 million and $0.6 million for the three and six months ended June 30, 2020, and $0.5 million and $0.8 million for the three and six months ended June 30, 2019, respectively.

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

Capital Return Program and Quarterly Cash Dividend

On June 14, 2019, the Company announced that its Board of Directors approved a capital return program under which the Company could expend a total of up to $250 million for a share repurchase program and payment of dividends. Share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. The Company expects to fund any share repurchases and dividends from existing capital resources. There is no fixed time period to complete share repurchases.

On July 26, 2019, the Company completed a modified Dutch auction tender offer (“Offer”), purchasing 2,504,971 common shares at an aggregate purchase price of $73.9 million. The Offer was funded with cash on hand.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On February 10, 2020, the Board of Directors approved an increase in the capital return program of $100 million.

Total share repurchase activity, including a private repurchase transaction, during the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended	Six Months Ended
(in thousands, except share data)	June 30, 2020	June 30, 2020
Number of common shares repurchased	162,625	1,812,393
Total cost	$1,951	$33,292
Average cost per share, including commissions	$11.99	$18.37

The Company retired 162,625 and 10,892,083 shares of its common stock held in treasury during the three and six months ended June 30, 2020, respectively, and retired 1,431,980 shares during the six months ended June 30, 2019. There were no shares retired during the three months ended June 30, 2019. The shares were returned to the status of authorized but unissued shares. As of June 30, 2020 there were no shares remaining in treasury.

During the three months ended March 31, 2020, the Company paid a cash dividend of $0.10 per common share, for a total cost of approximately $3.2 million. There were no cash dividends paid during the three months ended June 30, 2020 or the six months ended June 30, 2019. As of June 30, 2020 and December 31, 2019, $84.9 million and $19.7 million, respectively, remained available for use under the above-mentioned $100 million capital return program. Pursuant to the terms of the amendment to the Credit Facility entered into on April 24, 2020, as noted in Note 8. “Long-term Debt,” the Company may not declare or pay dividends on its common stock or make other restricted payments (including repurchases of shares of its common stock) during the Leverage Ratio Covenant Relief Period.

13. SEGMENT REPORTING

As of June 30, 2020, the Company has six operating segments, Twin River Casino Hotel, Hard Rock Biloxi, Tiverton Casino Hotel, Dover Downs, the Black Hawk Casinos and Mile High USA, which have been aggregated into three reportable segments. The Company’s Rhode Island reportable segment includes Twin River Casino Hotel and Tiverton Casino Hotel. The Company’s Biloxi reportable segment includes only Hard Rock Biloxi. The Company’s Delaware reportable segment includes only Dover Downs. The Company is still evaluating whether the Black Hawk Casinos will be aggregated into one of the Company’s existing reportable segments or represent its own reportable segment. As of June 30, 2020, and reflected in the table below, the “Other” category includes the Black Hawk Casinos and Mile High USA, an immaterial operating segment. “Other” also includes interest expense for the Company and certain corporate operating expenses that are not allocated to the other segments, which include, among other expenses, share-based compensation, merger and acquisition costs, and certain non-recurring charges.

The Company is currently evaluating the impact of the recent acquisition of Casino KC and Casino Vicksburg, as well as the pending acquisitions of Shreveport, MontBleu and Bally’s Atlantic City, on its operating and reporting segments.

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

(in thousands)	Rhode Island	Delaware	Biloxi	Other	Total
Three Months Ended June 30, 2020
Total revenue	$3,954	$6,464	$17,136	$1,370	$28,924
Income (loss) from operations	(13,599)	(3,212)	2,117	(6,269)	(20,963)
Income (loss) before provision for income taxes	(13,579)	(3,248)	2,122	(21,368)	(36,073)
Depreciation and amortization	4,751	1,464	2,238	690	9,143
Interest expense	—	36	—	15,186	15,222
Capital expenditures	1,348	133	416	552	2,449
Goodwill	83,101	1,047	48,934	—	133,082
Total assets	494,315	132,960	255,907	316,779	1,199,961

Three Months Ended June 30, 2019
Total revenue	$82,856	$25,751	$32,118	$2,493	$143,218
Income (loss) from operations	31,552	1,862	5,655	(5,223)	33,846
Income (loss) before provision for income taxes	29,560	1,843	5,663	(13,741)	23,325
Depreciation and amortization	4,546	1,284	2,359	44	8,233
Interest expense	955	59	—	8,952	9,966
Capital expenditures	6,694	809	3,565	112	11,180
Goodwill	83,101	711	48,934	—	132,746
Total assets	588,224	137,914	268,092	235,234	1,229,464

(in thousands)	Rhode Island	Delaware	Biloxi	Other	Total
Six Months Ended June 30, 2020
Total revenue	$60,233	$27,550	$42,618	$7,671	$138,072
Income (loss) from operations	(2,594)	(2,888)	3,894	(22,544)	(24,132)
Income (loss) before provision for income taxes	(2,538)	(2,965)	3,908	(49,020)	(50,615)
Depreciation and amortization	9,533	2,918	4,501	1,170	18,122
Interest expense	—	77	—	26,661	26,738
Capital expenditures	2,487	898	1,130	933	5,448
Goodwill	83,101	1,047	48,934	—	133,082
Total assets	494,315	132,960	255,907	316,779	1,199,961

Six Months Ended June 30, 2019
Total revenue	$168,980	$27,275	$63,149	$4,445	$263,849
Income (loss) from operations	62,871	1,862	11,069	(11,649)	64,153
Income (loss) before provision for income taxes	58,567	1,843	11,081	(24,897)	46,594
Depreciation and amortization	8,961	1,284	4,666	91	15,002
Interest expense	3,275	59	—	13,683	17,017
Capital expenditures	13,597	809	4,148	125	18,679
Goodwill	83,101	711	48,934	—	132,746
Total assets	588,224	137,914	268,092	235,234	1,229,464

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net (loss) income	$(23,555)	$17,180	$(32,433)	$34,776

Weighted average common shares outstanding, basic	30,452	41,137	31,011	39,701
Weighted average effect of dilutive securities	97	124	93	121
Weighted average common shares outstanding, diluted	30,549	41,261	31,104	39,822

Per share data
Basic (loss) net income	$(0.77)	$0.42	$(1.05)	$0.88
Diluted (loss) net income	$(0.77)	$0.42	$(1.04)	$0.87

For the three and six months ended June 30, 2020, there were 71,797 and 142,610, respectively, share-based awards that were considered anti-dilutive. There were no share based awards that were considered anti-dilutive for the three and six months ended June 30, 2019.

15. SUBSEQUENT EVENTS

On July 1, 2020, the Company completed the previously announced acquisition of Casino KC and Casino Vicksburg, as well as Eldorado’s subsidiaries that operate the casinos. Refer to Note 4. “Acquisitions” for more information.

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:
•the ongoing uncertainty caused by the COVID-19 pandemic, including uncertainty regarding its extent, duration and impact, the potential for future closures similar to those already experienced at all of our properties, the negative perceptions of visiting properties that have large groups of people, and the costs to continue to comply with any mandated health requirements associated with the virus or necessary for our continued operations;
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
•our ability to effectively manage and control expenses during temporary or extended shutdown periods and periods of operating at limited capacity and without all available amenities, including our ability to maintain compliance with the terms and conditions of our credit facilities and other material contracts;
•the risks associated with our ongoing efforts to operate our gaming facilities with various restrictions, including government imposed conditions;
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
•our ability to realize the anticipated benefit from our acquisitions of Dover Downs, Black Hawk Casinos, Casino KC and Casino Vicksburg, including, in the case of Casino KC, the anticipated benefits from the significant modifications that we plan to make to the property, and our proposed acquisition of the two properties from affiliates of Eldorado (“Eldorado Properties”) in Shreveport, Louisiana and Lake Tahoe, Nevada, and Bally’s Atlantic City Hotel & Casino (“Bally’s Atlantic City”) from Caesars Entertainment Corporation (“Caesars”), including, without limitation, the anticipated operating results and other benefits we anticipate from these acquisitions;
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

This list of risks and uncertainties, however, is only a summary of some of the most important factors that could cause our actual results to differ materially from those anticipated in forward-looking statements and is not intended to be exhaustive. You should carefully review the risks described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020 as updated under Part II, Item 1A, as well as any other cautionary language in our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2020 and in this Quarterly Report on Form 10-Q, as the occurrence of any of these events could adversely affect our business, financial condition or results of operations, and such adverse effect could be material.

Executive Overview

We are a Delaware corporation headquartered in Providence, Rhode Island, and a multi-jurisdictional owner of gaming and racing facilities, including slot machines, video lottery terminals (“VLTs”) and various casino table games, and restaurant and hotel facilities. Through our wholly owned subsidiary Twin River Management Group, Inc. (“TRMG”), we currently own and manage the Twin River Casino Hotel (“Twin River Casino Hotel”) in Lincoln, Rhode Island, the Tiverton Casino Hotel (“Tiverton Casino Hotel”) in Tiverton, Rhode Island, the Hard Rock Hotel & Casino (“Hard Rock Biloxi”) in Biloxi, Mississippi, the Dover Downs Hotel & Casino (“Dover Downs Casino Hotel”) in Dover, Delaware, the Golden Gates, Golden Gulch and Mardi Gras casinos (collectively, “Black Hawk Casinos”) and the Arapahoe Park racetrack and 13 off-track betting licenses (“Mile High USA”) in Aurora, Colorado. Following the closure of the Newport Grand Casino (“Newport Grand”) in August 2018, we opened the Tiverton Casino Hotel on September 1, 2018. On March 28, 2019, we completed our merger with Dover Downs Gaming & Entertainment Inc., which included Dover Downs Casino Hotel (“Dover Downs”). On January 23, 2020 we completed our acquisition of the Black Hawk Casinos. On July 1, 2020, we completed our acquisition from Eldorado Reports, Inc., (“Eldorado”) of the operations and real estate of Isle of Capri Casino Kansas City in Kansas City, Missouri, (subsequently rebranded as “Casino KC”), and Lady Luck Casino Vicksburg in Vicksburg, Mississippi (subsequently rebranded as “Casino Vicksburg”). On April 24, 2020, we announced that we had entered into an agreement with Eldorado Resorts, Inc. to acquire Eldorado Shreveport Resort and Casino in Shreveport, Louisiana and the MontBleu Resort Casino & Spa in Lake Tahoe, Nevada and into an agreement with Caesars Entertainment Corporation and VICI Properties Inc. to acquire Bally's Atlantic City Hotel & Casino in Atlantic City, New Jersey. On July 20, 2020, Eldorado completed its acquisition of Caesars Entertainment Corporation, as a result of which Eldorado merged with and into Caesars Entertainment Corporation, with Caesars Entertainment Corporation surviving the merger. As of July 1, 2020, when not under COVID-19 related restrictions, our casinos had an aggregate of over 518,424 square feet of gaming space, approximately 10,526 slot machines or VLTs, 285 gaming tables, 72 stadium gaming positions, 48 dining establishments, 26 bars, 1,290 hotel rooms and four entertainment venues.

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
•Black Hawk Casinos - On January 23, 2020 we completed our acquisition of three casino properties in Black Hawk, Colorado: Golden Gates, Golden Gulch and Mardi Gras from a subsidiary of Affinity Gaming (“Affinity”) for an aggregate purchase price of $53.8 million in cash, subject to certain customary post-closing adjustments. On November 5, 2019, Proposition DD was passed by the voters of Colorado, legalizing sports gambling in the state. As a result of this new legislation, we acquired three sports betting licenses in Colorado through the acquisition of the Black Hawk Casinos. We have entered into separate partnerships with DraftKings Inc. and FanDuel Group to provide sportsbook products through these licenses.

•Casino KC and Casino Vicksburg - On July 1, 2020, we completed our acquisition of the operations and real estate of Isle of Capri Casino Kansas City in Kansas City, Missouri, which we rebranded Casino KC and Lady Luck Casino Vicksburg in Vicksburg, Mississippi, which we rebranded Casino Vicksburg, for an aggregate purchase price of $230 million in cash, subject to certain customary post-closing adjustments from Eldorado Resorts, Inc., a Nevada corporation.
•Eldorado Shreveport and MontBleu - On April 24, 2020, we entered into a definitive agreement with Eldorado and certain of its affiliates to acquire Eldorado Shreveport Resort and Casino operations and real estate, in Shreveport, Louisiana (“Shreveport”) and MontBleu Resort Casino & Spa operations in Lake Tahoe, Nevada (“MontBleu”) for an aggregate purchase price of $155 million, subject to customary post-closing adjustments. The transaction is expected to close in the first half of 2021, subject to receipt of required state regulatory approvals and other customary closing condition.
•Bally’s Atlantic City - On April 24, 2020, we entered into a definitive agreement with Caesars Entertainment Corporation and Vici Properties Inc. to acquire certain assets of Bally’s Atlantic City Hotel & Casino (“Bally’s Atlantic City”) and the property on which it operates, along with the license to build out a sports book and launch online sports and internet gaming for $25 million, subject to customary post-closing adjustments. The transaction is expected to close in mid-to-late fourth quarter 2020, subject to receipt of required state regulatory approvals and other customary closing conditions.

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

Segment Information

We consider each operating property, Twin River Casino Hotel, Hard Rock Biloxi, Dover Downs, Tiverton Casino Hotel, the Black Hawk Casinos and Mile High USA, as an operating segment. For purposes of financial reporting, our operating properties have been aggregated into the following three reportable segments: Rhode Island; Delaware; and Biloxi. Twin River Casino Hotel and Tiverton Casino Hotel have been aggregated to form the Rhode Island reportable segment. Our Delaware and Biloxi segments include only Dover Downs and Hard Rock Biloxi, respectively. The Company is evaluating whether the Black Hawk Casinos will be aggregated into one of the Company’s existing reportable segments or represent its own reportable segment. As of June 30, 2020, the Company has reported the Black Hawk Casinos and Mile High USA, an immaterial operating segment, and shared services provided by Twin River Management Group (our management subsidiary), in the “Other” category. In addition, the Company is currently evaluating its operating and reporting segments in light of the recently closed acquisition of Casino KC and Casino Vicksburg on July 1, 2020.

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

Financial Impact of COVID-19

In the first half of 2020, we experienced unprecedented challenges resulting from the COVID-19 pandemic. In an effort to mitigate the spread of the virus, our regulators temporarily closed all of our properties by March 16, 2020. As of June 17, 2020, all of the Company’s properties, including the newly acquired Casino KC and Casino Vicksburg, had reopened and are operating in some capacity. The following is an update of re-openings and current operations by property:

•Twin River Casino Hotel and Tiverton Casino Hotel - The Rhode Island properties pre-opened on June 8, 2020 with very limited invitation only guests allowed. Beginning June 30, 2020, the Company was able to open to the general public, at approximately 65% capacity, with half of VLTs and a limited number of table games, with a three player limit, available. The hotels at the Rhode Island properties remain closed at this time.
•Hard Rock Biloxi - The Biloxi property re-opened to the general public, at 50% capacity, on May 21, 2020 with 41% of VLTs, all table games, with a three player limit, and 75% of the hotel rooms available to guests. Currently, Hard Rock Biloxi is still operating at 50% capacity, however, over 60% of VLTs are available and the hotel is currently operating with all rooms available to guests.
•Dover Downs Casino Hotel - The Delaware property re-opened, at 30% capacity, on June 1, 2020, with 45% of VLTs. Table games, with a two player limit, became available to guests on June 17, 2020 and the hotel, at 60% room capacity, became available on June 18, 2020. Currently, the property is operating at approximately 60% capacity, with about half of VLTs, and all table games, with a three player limit, and all hotel rooms available to guests.
•Casino KC - Casino KC re-opened, at 50% capacity, on June 1, 2020 with 70% of VLTs and 30% of table games, with a three player limit, available to guests. Casino KC is still operating at this capacity.
•Casino Vicksburg - Casino Vicksburg re-opened, at 50% capacity, on May 21, 2020 with 48% of VLTs and 50% of hotel rooms available to guests. Currently, Casino Vicksburg is still operating at 50% capacity, however, over 65% of VLTs are available and the hotel is currently operating with all rooms available to guests.
•Black Hawk Casinos - The Black Hawk Casinos re-opened, at 50% capacity, on June 17, 2020 with 55% of VLTs available to guests. Currently, they are still operating at 50% capacity, however, over 64% of VLTs are now available to guests.

While we are working closely with government officials on operational aspects of our recently re-opened properties and our desire to get additional amenities online, we cannot predict the duration of any limitations the government or we may impose on our operations. Though our operations are partially open in each of our markets, continuing restrictions on our operations, the economic uncertainty that COVID-19 continues to cause and personal risk tolerances of our customers have caused our business to be negatively impacted. In light of the foregoing, we are unable to determine when our properties will return to pre-pandemic demand.

As a result of the current restrictions on our properties related to the COVID-19 pandemic and the uncertainty regarding when we will be get back to pre-pandemic demand, we have established a multi-faceted plan to slow the usage of our available liquidity, focus on employee and community matters and prepare our facilities for full re-opening.

Liquidity We are proactively managing expenses carefully in an effort to retain sufficient liquidity to last through these uncertain times. On May 11, 2020, we increased our term loan facility by $275 million, a portion of the proceeds of which were utilized to repay the outstanding borrowings under our revolving credit facility. Though the timing of when or if we will be able to get back to pre-pandemic demand is uncertain, we believe we are prepared for sustained restriction on cash flow from operations and believe that our current available cash balances and availability under our revolving credit facility are sufficient to provide necessary liquidity to meet all of our obligations including debt service and required capital expenditures for the foreseeable future.

We continue to carefully manage expenses in an effort to minimize variable costs and fixed property level costs and corporate expenses as we continue to seek opportunities to reduce such expenses to protect our financial position. These efforts include the following:
•suspension of all major capital projects and significant reduction of our expected capital expenditure spend for the remainder of 2020, depending on the timing of when our facilities will fully re-open;
•renegotiation of certain service and vendor agreements to reduce or eliminate certain recurring fees and/or defer payments;
•reduction of employee costs through measured levels of re-hiring aimed at matching demand as we begin to re-open our properties and expand our offerings and the suspension of employer 401(k) matching contributions; and
•suspension of dividend payments on our common stock as well as share repurchases under our Capital Return Program, which was also a condition of the amendment we signed to our credit facility on April 24, 2020.

Employee and Community Matters We have taken a series of employee-and community-focused actions. Among other things, we have continued health coverage at no cost to all employees who have been furloughed. We have also established a fund to provide financial assistance to employees who experience severe hardship during the shutdown period and are working diligently to bring employees back to work at levels that correspond to demand for our offerings. Our Twin River Casino property also served as a host site for a drive through rapid COVID-19 testing during the second quarter. We continue to collaborate with community and employee leaders, health officials and regulatory authorities.

Health and Safety Efforts at Re-opened Facilities As we have reopened our facilities we have actively engaged in a comprehensive sanitization of all properties with an emphasis on public spaces and 'touchpoints' such as handrails, video lottery terminals (“VLTs”), countertops and elevator buttons along with a chip sanitizing program. Additionally, we established a prudent, multi-phased approach to re-open each of our facilities. The plans include, among other things, screening of team members and guests upon entrance of the properties, thermal imaging cameras, enforcement of social distancing guidelines, including spacing between VLTs and limited or no table games to start, frequent cleaning and sanitizing protocols for all areas, mask protection, and public awareness signage.

We expect that the current restrictions on operations and amenities as a result of the COVID-19 pandemic will continue to negatively impact our results of operations. We do not expect to see a return to pre-pandemic levels until our properties are allowed to fully re-open with all amenities to the public, which is indeterminable at this time and is dependent on the length and severity of the pandemic and the duration of the restrictions in our markets.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees, including those like us that operate in the gaming area. Based on our analysis of the CARES Act, the benefits we believe will be available to us include:
•refund of federal income taxes due to five-year carryback of net operating loss incurred in 2020 when our 2020 tax return is filed;
•relaxation of interest expense deduction limitation for income tax purposes;
•the employee retention credit, providing a refundable federal tax credit equal to 50% of the first $10,000 of qualified wages and benefits, including qualified medical plan contributions, paid to employees while they are not performing services after March 12, 2020 and before January 1, 2021; and
•deferral of all employer Federal Insurance Contributions Act (“FICA”) taxes for the remainder of 2020, 50 percent payable by December 2021 and the remainder payable by December 2022.

We intend to continue to review and consider any available potential benefits under the CARES Act for which we qualify, including those described above. We cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and we cannot provide assurances that we will be able to access such benefits in a timely manner or at all. If the U.S. government or any other governmental authority agrees to provide such aid under the CARES Act or any other crisis relief assistance, it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full.

Key Performance Indicator

The main key performance indicator used in managing our business is adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), a non-GAAP measure. Adjusted EBITDA is defined as earnings for the Company, or where noted the Company’s reporting segments, before, in each case, interest expense, net of interest income, provision for income taxes, depreciation and amortization, acquisition, integration and restructuring expense, goodwill and asset impairment, share-based compensation, professional and advisory fees associated with capital return program, credit agreement amendment expenses, gain on insurance recoveries, CARES Act credit, and certain other gains or losses as well as, when presented for the Company’s reporting segments, an adjustment related to the allocation of corporate cost among segments.

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

Second Quarter and First Six Months 2020 Results

We reported revenue and loss from operations of $28.9 million and $21.0 million, respectively, for the three months ended June 30, 2020, compared to revenue and income from operations of $143.2 million and $33.8 million, respectively, for the same period last year. We reported revenue and loss from operations of $138.1 million and $24.1 million, respectively, for the six months ended June 30, 2020, compared to revenue and income from operations of $263.8 million and $64.2 million, respectively, for the same period last year. The decrease in revenue and income from operations for the second quarter and first six months of 2020 compared to the prior year comparable periods was directly attributable to the mandated temporary closure of our properties from the second half of March into June of 2020 as a result of the COVID-19 pandemic.

Other notable factors affecting our results for the three and six months ended June 30, 2020 compared to the prior year comparable period are as follows:

•$1.1 million and $5.5 million of revenue from Black Hawk Casinos was included in operations since the date of acquisition on January 23, 2020 in the three and six months ended June 30, 2020, respectively;
•goodwill and intangible asset impairment charge of $5.4 million recorded in the first quarter of 2020 and an adjustment to the charge of $(0.2) million in the second quarter of 2020, which was attributable to changes in the preliminary fair value of net assets, which affected the initial goodwill resulting from the Black Hawk Casinos acquisition;
•increase in interest expense of $5.3 million to $15.2 million as, on May 10, 2019, the Company extended its balance sheet by entering into a new credit facility and issuing $400 million aggregate principal amount of senior notes and on May 11, 2020, increased its Term Loan Facility by $275 million; and
•a tax benefit of $12.5 million in the six months ended June 30, 2020 as compared to tax expense of $6.1 million in the comparable period in 2019 driven by a reduction in pre-tax book income and the impact of the CARES Act on the federal rate applied during the six months ended June 30, 2020.

Results of Operations

The following table presents, for the periods indicated, certain revenue and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Total revenue	$28.9	$143.2	$138.1	$263.8
(Loss) income from operations	(21.0)	33.8	(24.1)	64.2
Net (loss) income	(23.6)	17.2	(32.4)	34.8

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue	100.0%	100.0%	100.0%	100.0%
Gaming, racing, hotel, food and beverage, retail, entertainment and other expenses	50.5%	35.5%	42.5%	33.8%
Advertising, general and administrative	82.9%	33.5%	53.3%	32.7%
Goodwill and asset impairment (adjustment)	(0.5)%	—%	6.2%	0.0%
Other operating costs and expenses	8.0%	1.6%	2.3%	3.5%
Depreciation and amortization	31.6%	5.7%	13.1%	5.7%
Total operating costs and expenses	172.5%	76.4%	117.5%	75.7%
(Loss) income from operations	(72.5)%	23.6%	(17.5)%	24.3%
Other income (expense)
Interest income	0.4%	0.5%	0.2%	0.3%
Interest expense	(52.6)%	(7.0)%	(19.4)%	(6.4)%
Loss on extinguishment and modification of debt	—%	(1.0)%	—%	(0.6)%
Other, net	—%	0.1%	—%	0.1%
Total other expense, net	(52.2)%	(7.3)%	(19.2)%	(6.7)%
(Loss) income before provision for income taxes	(124.7)%	16.3%	(36.7)%	17.7%
(Benefit) provision for income taxes	(43.3)%	4.3%	(13.2)%	4.5%
Net (loss) income	(81.4)%	12.0%	(23.5)%	13.2%
____________________________________________________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Performance

The following table sets forth certain financial information associated with results of operations for the three and six months ended June 30, 2020 and 2019. Non-gaming revenue includes hotel, food and beverage and other revenue. Non-gaming expenses include hotel, food and beverage and retail, entertainment and other expenses. All amounts are before any allocation of corporate costs.

(In thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue:
Gaming and Racing revenue
Rhode Island	$3,456	$66,727	$(63,271)	(94.8)%	$47,418	$136,558	$(89,140)	(65.3)%
Delaware	5,651	14,158	(8,507)	(60.1)%	18,158	15,154	3,004	19.8%
Biloxi	13,559	20,756	(7,197)	(34.7)%	30,277	41,815	(11,538)	(27.6)%
Other	1,277	2,376	(1,099)	(46.3)%	6,883	4,298	2,585	60.1%
Total Gaming and Racing revenue	23,943	104,017	(80,074)	(77.0)%	102,736	197,825	(95,089)	(48.1)%

Non-gaming revenue
Rhode Island	498	16,129	(15,631)	(96.9)%	12,815	32,422	(19,607)	(60.5)%
Delaware	813	11,593	(10,780)	(93.0)%	9,392	12,121	(2,729)	(22.5)%
Biloxi	3,577	11,362	(7,785)	(68.5)%	12,341	21,334	(8,993)	(42.2)%
Other	93	117	(24)	(20.5)%	788	147	641	436.1%
Total Non-gaming revenue	4,981	39,201	(34,220)	(87.3)%	35,336	66,024	(30,688)	(46.5)%
Total revenue	28,924	143,218	(114,294)	(79.8)%	138,072	263,849	(125,777)	(47.7)%

Operating costs and expenses:
Gaming and Racing expenses
Rhode Island	$3,066	$14,636	$(11,570)	(79.1)%	$14,323	$28,951	$(14,628)	(50.5)%
Delaware	2,646	5,562	(2,916)	(52.4)%	7,279	6,003	1,276	21.3%
Biloxi	3,913	7,051	(3,138)	(44.5)%	10,430	14,173	(3,743)	(26.4)%
Other	1,035	1,662	(627)	(37.7)%	4,248	3,051	1,197	39.2%
Total Gaming and Racing expenses	10,660	28,911	(18,251)	(63.1)%	36,280	52,178	(15,898)	(30.5)%

Non-gaming expenses
Rhode Island	1,024	8,727	(7,703)	(88.3)%	8,484	18,015	(9,531)	(52.9)%
Delaware	1,139	7,124	(5,985)	(84.0)%	7,095	7,474	(379)	(5.1)%
Biloxi	1,634	6,088	(4,454)	(73.2)%	6,610	11,595	(4,985)	(43.0)%
Other	137	3	134	4,466.7%	243	5	238	4,760.0%
Total Non-gaming expenses	3,934	21,942	(18,008)	(82.1)%	22,432	37,089	(14,657)	(39.5)%

Advertising, general and administrative
Rhode Island	7,286	20,823	(13,537)	(65.0)%	26,309	43,962	(17,653)	(40.2)%
Delaware	3,547	7,883	(4,336)	(55.0)%	11,214	8,617	2,597	30.1%
Biloxi	5,523	9,961	(4,438)	(44.6)%	14,223	19,327	(5,104)	(26.4)%
Other	7,633	9,380	(1,747)	(18.6)%	21,852	14,404	7,448	51.7%
Total Advertising, general and administrative	23,989	48,047	(24,058)	(50.1)%	73,598	86,310	(12,712)	(14.7)%

Margins:
Gaming and Racing expenses as a percentage of Gaming and Racing revenue	45%	28%		17%	35%	26%		9%
Non-gaming expenses as a percentage of Non-gaming revenue	79%	56%		23%	63%	56%		7%
Advertising, general and administrative as a percentage of Total revenue	83%	34%		49%	53%	33%		20%

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

Revenue

Revenue for the three months ended June 30, 2020 decreased 79.8%, or $114.3 million, to $28.9 million, from $143.2 million in the same period last year. Revenue for the six months ended June 30, 2020 decreased 47.7%, or $125.8 million, to $138.1 million, from $263.8 million in the same period last year. Gaming and racing revenue for the three months ended June 30, 2020 decreased 77.0%, or $80.1 million, to $23.9 million from $104.0 million in the same period last year. Gaming and racing revenue for the six months ended June 30, 2020 decreased 48.1%, or $95.1 million, from $197.8 million in the same period last year. The decreases in revenue and gaming and racing revenue year-over-year were driven by the mandated shut-down of our operations from mid-March of 2020 into June 2020 in response to the COVID-19 pandemic. The acquisition of the Black Hawk Casinos on January 23, 2020 contributed $1.1 million and $5.5 million to revenue for the three and six months ended June 30, 2020, respectively. We anticipate that our revenues for the three months ending September 30, 2020 will continue to be materially and negatively impacted by the ongoing restrictions on our properties resulting from COVID-19.

Operating costs and expenses

Gaming and racing expenses for the three months ended June 30, 2020 decreased $18.3 million, or 63.1%, to $10.7 million from $28.9 million in the comparable period in 2019. Gaming and racing expenses for the six months ended June 30, 2020 decreased $15.9 million, or 30.5%, to $36.3 million from $52.2 million in the comparable period in 2019. These decreases were primarily attributable to the mandated shut-down of our facilities in mid-March of 2020 into June 2020 as of result of the COVID-19 pandemic. We anticipate that our gaming and racing expenses for the three months ending September 30, 2020 will continue to be reduced by the ongoing operational restrictions and limitations on our properties resulting from the COVID-19 pandemic.

Non-gaming expenses for the three months ended June 30, 2020 decreased $18.0 million, or 82.1%, to $3.9 million from $21.9 million in the same period last year. Non-gaming expenses for the six months ended June 30, 2020 decreased $14.7 million, or 39.5%, to $22.4 million from $37.1 million in the same period last year. These decreases were primarily due to the minimization of variable costs, fixed property level costs and corporate expenses during the mandated shut-down of our properties.

Advertising, general and administrative

Advertising, general and administrative expenses for the three months ended June 30, 2020 decreased $24.1 million, or 50.1%, to $24.0 million from $48.0 million in the same period last year. Advertising, general and administrative expenses for the six months ended June 30, 2020 decreased $12.7 million, or 14.7%, to $73.6 million from $86.3 million in the same period last year. The decrease in advertising, general and administrative expense year-over-year is primarily due to the shut down of operations at all of our facilities as a result of the COVID-19 pandemic from mid-March 2020 into June 2020. Offsetting this, share-based compensation expense for the three and six months ended June 30, 2020 increased $0.5 million and $5.9 million, respectively, compared to the same periods last year. These increases were directly attributable to the Company’s annual grant of restricted stock awards to eligible employees and executive management which occurred during the first quarter of 2020 with one-third of the restricted stock award vesting during the first quarter of 2020. In the prior year, the Company only granted equity awards to members of its board of directors and executive team with the grant occurring during the second quarter.

Acquisition, integration and restructuring expense

We incurred $2.5 million and $4.2 million of acquisition, integration and restructuring expense during the three and six months ended June 30, 2020, respectively, compared to $2.2 million and $9.1 million in the prior year three and six month periods, respectively. During the three months ended June 30, 2020, we incurred acquisition costs of $0.2 million and $0.4 million related to the recent acquisitions of the Black Hawk Casinos and Casino KC and Casino Vicksburg, respectively, and we incurred expenses of $0.8 million and $0.9 million during the six months ended June 30, 2020, related to these acquisitions, respectively. Additionally, during the three and six months ended June 30, 2020, we incurred acquisition costs of $1.8 million and $2.6 million related to the recently announced proposed acquisitions of Eldorado Shreveport and MontBleu and Bally’s Atlantic City, respectively. During the three and six months ended June 30, 2019 we also incurred $0.7 million of restructuring expenses related to severance costs incurred attributed to the acquisition of Dover Downs.

Other operating costs and expenses

During the six months ended June 30, 2020, we recorded an impairment charge of $8.6 million as a result of an impairment analysis performed on goodwill and intangible assets acquired in connection with our acquisition of the Black Hawk Casinos due to current and expected future economic and market conditions surrounding the COVID-19 pandemic. A goodwill impairment charge adjustment in the amount of $0.2 million was recorded during the three months ended June 30, 2020, which was attributable to changes in the preliminary fair value of net assets, which affected the initial goodwill resulting from the Black Hawk Casinos acquisition. Additionally, during the three and six months ended June 30, 2020 we recorded gains on insurance recoveries of $0.1 million and $1.0 million, respectively, related to proceeds received for a damaged roof at the Company’s Arapahoe Park racetrack. We did not incur other operating costs and expenses during the three and six months ended June 30, 2019.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2020 was $9.1 million, an increase of $0.9 million, or 11.1%, compared to the same period last year. Depreciation and amortization for the six months ended June 30, 2020 was $18.1 million, an increase of $3.1 million, or 20.8%, compared to the same period last year. These increases in depreciation and amortization expenses were attributable to the additions of Dover Downs and the Black Hawk Casinos, which contributed $1.5 million and $0.6 million in expenses during the three months ended June 30, 2020, respectively, and $2.9 million and $1.0 million in expenses during the six months ended June 30, 2020, respectively. We recorded only $1.3 million in depreciation associated with Dover Downs for the six months ended June 30, 2019. No depreciation and amortization expenses were incurred for Black Hawk Casinos during the three and six months ended June 30, 2019.

(Loss) income from operations

Loss from operations was $21.0 million for the three months ended June 30, 2020 compared to income of $33.8 million in the comparable period in 2019. Loss from operations was $24.1 million for the six months ended June 30, 2020 compared to income of $64.2 million in 2019. These decreases are primarily due to the shut-down of our properties from mid-March 2020 into June 2020 in response to the COVID-19 pandemic.

Other income (expense)

Total other expense increased $4.6 million to $15.1 million for the three months ended June 30, 2020 compared to the same period last year and $8.9 million to $26.5 million for the six months ended June 30, 2020 compared to the same period last year. Total other expense is primarily comprised of interest expense, which was $15.2 million for the three months ended June 30, 2020, an increase of $5.3 million from $10.0 million for the three months ended June 30, 2019, and $26.7 million for the six months ended June 30, 2020, an increase of $9.7 million from $17.0 million for the six months ended June 30, 2019, due to increased borrowings and higher weighted average interest rates year-over-year. The three and six months ended June 30, 2019 also included a loss on extinguishment and modification of debt of $1.5 million as a result of the debt refinancing completed during the second quarter of 2019.

(Benefit) provision for income taxes

Provision for income taxes for the three months ended June 30, 2020 decreased $18.7 million to a benefit of $12.5 million. The effective tax rate for the quarter was 34.7% compared to 26.3% for the three months ended June 30, 2019. Provision for income taxes for the six months ended June 30, 2020 decreased $30.0 million to a benefit of $18.2 million. The effective tax rate for the six months ended June 30, 2020 was 35.9% compared to 25.4% for the six months ended June 30, 2019. The change year over year was driven by a reduction in pre-tax book income and the impact of the CARES Act on the federal rate applied during 2020.

Net income (loss) and earnings (loss) per share

Net loss for the three months ended June 30, 2020 was $23.6 million, a decrease of $40.7 million, or 237.1%, from income of $17.2 million in the same period last year. As a percentage of revenue, net income decreased from 12.0% for the three months ended June 30, 2019 to net loss of 81.4% for the three months ended June 30, 2020. Net loss for the six months ended June 30, 2020 was $32.4 million, a decrease of $67.2 million, or 193.3%, from $34.8 million in the same period last year. As a percentage of revenue, net income decreased from 13.2% for the six months ended June 30, 2019 to net loss of 23.5% for the six months ended June 30, 2020. Diluted loss per share for the three and six months ended June 30, 2020 was $0.77 and $1.04, respectively, compared to diluted earnings per share of $0.42 and $0.87 for the three and six months ended June 30, 2019, respectively, and was impacted by the factors noted above and share repurchases under our capital return program during the year.

Adjusted EBITDA

Consolidated Adjusted EBITDA was a loss of $10.7 million for the three months ended June 30, 2020, down 122.6% from $47.5 million in the same period last year. Adjusted EBITDA for the Rhode Island and Delaware segments were a loss of $8.9 million and $1.4 million, representing decreases of 123.3% and 127.9%, respectively, compared to the prior year, partially offset by the positive Adjusted EBITDA of the Biloxi segment, which contributed Adjusted EBITDA of $5.6 million in the three months ended June 30, 2020, a decrease of 40.0% compared to the prior year.

Consolidated Adjusted EBITDA was $11.3 million for the six months ended June 30, 2020, down 87.6% from $91.3 million in the same period last year. Adjusted EBITDA for the Rhode Island, Delaware and Biloxi segments were $9.7 million, $1.4 million and $10.9 million, representing decreases of 87.6%, 73.3% and 40.7%, respectively, compared to the prior year.

The following tables reconcile Adjusted EBITDA, a non-GAAP measure, with net income, as derived from our financial statements (in thousands):

	Three Months Ended June 30, 2020
	Rhode Island	Delaware	Biloxi	Other	Total
Revenue	$3,954	$6,464	$17,136	$1,370	$28,924

Net (loss) income	(10,031)	(2,357)	1,658	(12,825)	(23,555)
Interest expense, net of interest income	(20)	36	(5)	15,099	15,110
(Benefit) provision for income taxes	(3,548)	(891)	464	(8,543)	(12,518)
Depreciation and amortization	4,751	1,464	2,238	690	9,143
Acquisition, integration and restructuring expense	—	—	—	2,458	2,458
Goodwill and asset impairment (adjustment)	—	—	—	(154)	(154)
Share-based compensation	—	—	—	2,127	2,127
Professional and advisory fees associated with capital return program	—	—	—	(1)	(1)
CARES Act credit(1)	(1,469)	(580)	(486)	(350)	(2,885)
Credit agreement amendment expenses(2)	—	—	—	152	152
Gain on insurance recoveries(3)	—	—	—	(143)	(143)
Other(4)	—	—	—	(457)	(457)
Allocation of corporate costs	1,426	880	1,711	(4,017)	—
Adjusted EBITDA	$(8,891)	$(1,448)	$5,580	$(5,964)	$(10,723)
__________________________________
(1) Amount represents the Employee Retention Credit under the CARES Act which provides the Company with a refundable tax credit of 50% of up to $10,000 in wages paid by an eligible employer whose business has been financially impacted by COVID-19.
(2) Credit Agreement amendment expenses include costs associated with amendments made to the Company’s Credit Agreement.
(3) Gain related to insurance recovery proceeds received for a damaged roof at the Company’s Arapahoe Park racetrack.
(4) Other includes the following items for the applicable periods (i) expenses incurred associated with the Rhode Island State Police investigation into a tenant in the Lincoln property and a former employee of the Company, (ii) expenses incurred associated with the campaign attempting to create an open bid process for the Rhode Island Lottery Contract, (iii) non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements), and (iv) costs incurred in connection with the implementation of a new human resources information system.

	Three Months Ended June 30, 2019
	Rhode Island	Delaware	Biloxi	Other	Total
Revenue	$82,856	$25,751	$32,118	$2,493	$143,218

Net income	21,549	1,332	4,470	(10,171)	17,180
Interest expense, net of interest income	955	59	(8)	8,206	9,212
Provision for income taxes	8,009	512	1,192	(3,568)	6,145
Depreciation and amortization	4,546	1,284	2,359	44	8,233
Non-operating income	—	(38)	—	(144)	(182)
Acquisition, integration and restructuring expense	—	922	—	1,317	2,239
Share-based compensation	—	—	—	1,628	1,628
Professional and advisory fees associated with capital return program	—	—	—	1,703	1,703
Credit agreement amendment expenses(1)	1,038	—	—	256	1,294
Other(2)	(519)	—	275	249	5
Allocation of corporate costs	2,570	1,112	1,005	(4,687)	—
Adjusted EBITDA	$38,148	$5,183	$9,293	$(5,167)	$47,457
__________________________________
(1) Credit Agreement amendment expenses include costs associated with amendments made to the Company’s Credit Agreement.
(2) Other includes the following items for the periods (i) non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements) and (ii) a pension audit payment representing an adjustment to a charge for out-of-period unpaid contributions, inclusive of estimated interest and penalties, to one of the Company’s multi-employer pension plans.

	Six Months Ended June 30, 2020
	Rhode Island	Delaware	Biloxi	Other	Total
Revenue	$60,233	$27,550	$42,618	$7,671	$138,072

Net (loss) income	(1,948)	(2,152)	3,066	(31,399)	(32,433)
Interest expense, net of interest income	(56)	77	(13)	26,475	26,483
(Benefit) provision for income taxes	(590)	(813)	842	(17,621)	(18,182)
Depreciation and amortization	9,533	2,918	4,501	1,170	18,122
Acquisition, integration and restructuring expense	—	20	—	4,224	4,244
Goodwill and asset impairment	—	—	—	8,554	8,554
Share-based compensation	—	—	—	7,669	7,669
Professional and advisory fees associated with capital return program	—	—	—	(17)	(17)
CARES Act credit(1)	(1,469)	(580)	(486)	(350)	(2,885)
Credit agreement amendment expenses(2)	—	—	—	391	391
Gain on insurance recoveries(3)	—	—	—	(1,026)	(1,026)
Other(4)	—	—	—	418	418
Allocation of corporate costs	4,180	1,912	2,958	(9,050)	—
Adjusted EBITDA	$9,650	$1,382	$10,868	$(10,562)	$11,338
__________________________________
(1) Amount represents the Employee Retention Credit under the CARES Act which provides the Company with a refundable tax credit of 50% of up to $10,000 in wages paid by an eligible employer whose business has been financially impacted by COVID-19.
(2) Credit Agreement amendment expenses include costs associated with amendments made to the Company’s Credit Agreement.
(3) Gain related to insurance recovery proceeds received for a damaged roof at the Company’s Arapahoe Park racetrack.
(4) Other includes the following items for the applicable periods (i) expenses incurred associated with the Rhode Island State Police investigation into a tenant in the Lincoln property and a former employee of the Company, (ii) expenses incurred associated with the campaign attempting to create an open bid process for the Rhode Island Lottery Contract, (iii) non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements), and (iv) costs incurred in connection with the implementation of a new human resources information system.

	Six Months Ended June 30, 2019
	Rhode Island	Delaware	Biloxi	Other	Total
Revenue	$168,980	$27,275	$63,149	$4,445	$263,849

Net income	42,775	1,332	8,748	(18,079)	34,776
Interest expense, net of interest income	3,266	59	(12)	12,937	16,250
Provision for income taxes	15,792	512	2,333	(6,819)	11,818
Depreciation and amortization	8,962	1,284	4,666	90	15,002
Non-operating income	—	(38)	—	(144)	(182)
Acquisition, integration and restructuring expense	—	922	—	8,195	9,117
Share-based compensation	—	—	—	1,779	1,779
Professional and advisory fees associated with capital return program	—	—	—	1,703	1,703
Credit agreement amendment expenses(1)	1,038	—	—	591	1,629
Other(3)	(519)	—	275	(308)	(552)
Allocation of corporate costs	6,219	1,112	2,320	(9,651)	—
Adjusted EBITDA	$77,533	$5,183	$18,330	$(9,706)	$91,340
__________________________________
(1) Credit Agreement amendment expenses include costs associated with amendments made to the Company’s Credit Agreement.
(2) Other includes the following items for the periods (i) non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements) and (ii) a pension audit payment representing an adjustment to a charge for out-of-period unpaid contributions, inclusive of estimated interest and penalties, to one of the Company’s multi-employer pension plans

Critical Accounting Policies and Estimates

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

Liquidity and Capital Resources

Cash flow summary

	Six Months Ended June 30,
(In thousands)	2020	2019
Net cash (used in) provided by operating activities	$(16,381)	$56,666
Net cash used in investing activities	(55,899)	(29,220)
Net cash provided by financing activities	219,508	282,009

Operating activities

Net cash used in operating activities for the six months ended June 30, 2020 was $16.4 million, compared to net cash provided by operating activities of $56.7 million for the six months ended June 30, 2019. This decrease was mostly attributable to a $67.2 million decrease in net income due to the mid-March 2020 shut-down of our facilities in response to the COVID-19 pandemic and the negative changes in working capital cash flows of $19.8 million mainly due to the decreases in operating liabilities, partially offset by goodwill and intangible asset impairment charges of $8.6 million and a $5.9 million increase in share-based compensation, primarily attributable to the Company’s annual grant of restricted stock awards which occurred during the first quarter of 2020.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2020 was $55.9 million, an increase of $26.7 million compared to the six months ended June 30, 2019. The change was primarily driven by the $50.5 million cash outlay for the acquisition of Black Hawk Casinos compared to $9.6 million for the acquisition of Dover Downs in the prior year, partially offset by the decrease in capital expenditures of $13.2 million from the prior year.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $219.5 million, compared to $282.0 million for the six months ended June 30, 2019. Cash provided by financing activities in the first half of 2020 was driven by $261.2 million of borrowings, net of fees, on our additional term loan offset by $33.3 million spent on share repurchases and cash dividends paid of $3.2 million under our capital return program.

Working capital

At June 30, 2020, our net working capital balance was $315.2 million compared to $155.2 million at December 31, 2019. The increase in working capital of $160.0 million was primarily attributable to proceeds received from the additional $275 million term loan the Company entered into on May 11, 2020, which drove our cash and cash equivalents balance to $332.7 million as of June 30, 2020 compared to $182.6 million at December 31, 2019 offset, in part, by the acquisition of Black Hawk Casinos for $50.5 million in cash, cash used in operations of $16.4 million, share repurchases of $33.3 million and cash dividends of $3.2 million paid to shareholders.

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

On March 16, 2020, the Company borrowed under the Revolving Credit Facility the full available amount of $250.0 million to increase its cash position and liquidity to facilitate financial flexibility in light of the uncertainty in the global markets and the Company’s business resulting from the COVID-19 pandemic. Upon closing of the additional $275 million term loan noted below, the Company repaid the full $250 million it had outstanding under its Revolving Credit Facility and currently has the full amount of the Revolving Credit Facility available for borrowing. Pursuant to the Revolving Credit Facility, the Company may utilize this availability for working capital, general corporate and other purposes as permitted under the terms of the Revolving Credit Facility. The Company believes that it has sufficient liquidity to meet its obligations, including those under its Term Loan Facilities the Senior Notes and pending acquisitions.

On April 24, 2020, the Company and its lenders amended the financial covenants and certain other terms of the Company’s Credit Facility to provide financial covenant relief from the effects of the COVID-19 pandemic. Until the period on which the Company is required to deliver its compliance statement and financial statements for the three months ending March 31, 2021 (the “Leverage Ratio Covenant Relief Period”), the Company will not be required to comply with the maximum total net leverage ratio covenant. Instead the Company will be required to comply with a minimum liquidity covenant tested at the last day of each month during the Leverage Ratio Covenant Relief Period. Under the minimum liquidity requirement, the Company will be required to have unrestricted cash on hand at the end of each month in the following amounts: (1) $75.0 million at April 30, 2020 and May 31, 2020, (2) $65.0 million at June 30, 2020, (3) $55.0 million at July 31, 2020, and (4) $50.0 million at each month-end thereafter through March 31, 2021.

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

Capital Return Program and Quarterly Cash Dividend

During the second quarter of 2019, we announced that our Board of Directors approved a capital return program under which the Company could expend a total of up to $250 million for a share repurchase program and payment of dividends. On July 26, 2019, the Company completed a modified Dutch auction tender offer (“Offer”), purchasing 2,504,971 common shares at an aggregate purchase price of $73.9 million and repurchased an additional 6,558,379 common shares under the capital return program. During the year ended December 31, 2019, the Company paid cash dividends of $0.10 per common share in each of the third and fourth quarters, for a total of $0.20 per common share or a total cost of approximately $7.6 million.

On February 10, 2020, the Board of Directors approved an increase in the capital return program of $100.0 million. During the first quarter of 2020, the Company repurchased 1,581,813 common shares for an aggregate price of $29.7 million under the capital return program as well as paid a cash dividend of $0.10 per common share for approximately $3.2 million. As of June 30, 2020, there was $84.9 million available under the capital return program.

As noted above, as a result of the amendment to the Company’s Credit Facility, we are not permitted to declare or pay dividends on our common stock (or repurchase shares of our common stock) until the end of the Leverage Ratio Covenant Relief Period.

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

For the six months ended June 30, 2020, capital expenditures were $5.4 million, compared to $18.7 million in the same period last year.

The COVID-19 pandemic has caused, and is continuing to cause, significant disruption in the financial markets both globally and in the United States, and will continue to impact, possibly materially, our business, financial condition and results of operations. We cannot predict the degree, or duration, to which our operations will be affected by the COVID-19 outbreak, and the effects could be material. While we believe our strong liquidity position, valuable unencumbered assets and aggressive cost reduction initiatives will enable us to fund our current obligations. The COVID-19 pandemic has resulted in significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future. We continue to monitor the rapidly evolving situation and guidance from authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to further adjust our operating plan, including ongoing restrictions to operations and potential future closings of our properties. Because the situation is ongoing, and because the duration and severity remain unclear, it is difficult to forecast any impacts on our future results. We currently expect the COVID-19 outbreak to continue to impact our operations for the quarter ending September 30, 2020, but not to the extent it has impacted the quarter ended June 30, 2020, because all our properties are currently open for business in some capacity.

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

Changes in Internal Control over Financial Reporting

On January 23, 2020, the Company completed its acquisition of the Black Hawk Casinos. See Note 4 “Acquisitions” included in Part I. Item 1 of this Quarterly Report on Form 10-Q for a discussion of the acquisition and related financial data. The Company is currently in the process of integrating the Black Hawk Casino’s internal controls over financial reporting. Except for the inclusion of the Black Hawk Casinos, there has been no change in our internal control over financial reporting that occurred during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

In January 2019, Chatham Asset Management, LLC and certain of its affiliates filed an amended complaint in the Delaware Chancery Court alleging that certain of our directors and officers breached their fiduciary duties in connection with a 2016 issuer tender offer. The amended complaint alleged that defendants improperly benefited their own personal interests and the interests of one shareholder, made false and misleading disclosures in the tender offer and improperly made payments to themselves in respect of the settlement of certain compensatory awards. On April 20, 2020, the parties agreed to settle Chatham’s direct claims and, subject to court approval, dismiss its derivative claims.

ITEM 1A. RISK FACTORS

Other than those listed below, there have been no material changes to our risk factors contained in Part I. Item IA. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

The global COVID-19 pandemic has materially impacted our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.

The global spread of the COVID-19 pandemic has been, and continues to be, complex and rapidly evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, stay-at-home directives, requirements that individuals wear masks or other face coverings, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, concerts, conferences and meetings, and quarantines and lock-downs. The pandemic and its consequences have dramatically reduced travel and demand for hotel rooms and other casino resort amenities, which has had a negative impact on our results for the three and six months ended June 30, 2020 and which we expect will continue to impact results for the quarter ending September 30, 2020 and potentially thereafter as a result of the continued spread of the pandemic. In particular, all of our properties had previously been required to close and are currently operating under various reduced capacities and other operating restraints and will continue to do so for an undetermined period of time pursuant to various state and local government regulations, orders or directives.

The extent to which the COVID-19 pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic (and whether there is a resurgence in new cases, hospitalizations or deaths in the future); the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence even after travel advisories and restrictions are lifted; the ability of us and our business partners to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and limiting or banning leisure, casino and entertainment activities; and how quickly economies, travel activity, and demand for gaming, entertainment and leisure activities recovers after the pandemic subsides. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our other filings with the Securities and Exchange Commission. As a result of the foregoing, we cannot predict the ultimate scope, duration and impact the COVID-19 pandemic will have on our results of operations, but we expect that it will continue to have a material and adverse impact on our business, financial condition, liquidity, results of operations (including revenues and profitability) and stock price.

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

All of the properties that we currently own, as well as those we have agreed to acquire, are currently operating at less than full capacity and without all available amenities, and we are unable to predict when all, or any of, such properties will return to pre-pandemic operating level, or the period of time required for the ramp-up of operations.

All of our properties are currently operating under reduced capacity and other restrictions and without all available amenities pursuant to state and local government requirements as a result of the unprecedented public health crisis from the COVID-19 pandemic. As a result, these properties are predominately generating less than pre-pandemic levels of revenue.

While we have engaged in cost reduction efforts in connection with the restrictions, we still have significant fixed and variable expenses, which will adversely affect our profitability. Furthermore, while we are working closely with government officials on plans to fully re-open our properties when the government restrictions are lifted, we cannot predict the duration or any additional limitations the government or we may impose on our operations. Currently our operations include some combination of screening of employees and guests upon entrance of the properties, thermal imaging cameras, enforcement of social distancing guidelines, including spacing between VLTs and limited or no table games, frequent cleaning and sanitizing protocols for all areas, mask protection and public awareness signage. In addition, we have experienced, and may continue to experience, weakened demand at our properties in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when all our properties will return to pre-pandemic demand, but we expect that the impact will have a material impact on our consolidated results of operations during 2020 and potentially thereafter, particularly if new cases, hospitalizations and deaths in our markets rise later in 2020 or in 2021.

We have undertaken actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic, which could negatively impact guest loyalty and our ability to attract and retain employees.

As a result of the closures we experienced in the second quarter, the current restrictions on operations at all of our properties and the continued uncertainty regarding the duration and severity of this pandemic, we have taken steps to reduce operating costs and improve efficiencies, including furloughing employees. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty or our ability to attract and retain employees, and our reputation may suffer as a result. For example, if all of our furloughed employees do not return to work with us when the COVID-19 pandemic subsides, including because they find new employment during the furlough, we may experience operational challenges that may impact our ability to resume operations in full. We may also face demands or requests from labor unions that represent our employees, whether in the course of our periodic renegotiation of our collective bargaining agreements, through effects bargaining relating to the shut down and/or reopening of our operations, or otherwise, for additional compensation, healthcare benefits or other terms as a result of the COVID-19 pandemic that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 14, 2019, the Company announced that its Board of Directors approved a capital return program under which Twin River may expend a total of up to $250 million for a share repurchase program and payment of dividends. On February 10, 2020, the Board of Directors approved an additional $100 million for stock repurchases and payment of dividends. Share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated share repurchase programs, tender offers or other transactions. The amount, timing and terms of any capital transactions will be determined based on prevailing market conditions and other factors, and may be suspended or discontinued at any time. There is no fixed time period to complete the capital returns. However, the Company is not permitted to declare or pay dividends on its common stock or make other restricted payments (including repurchases of shares of its common stock), complete investments or acquisitions (other than those previously announced) during the Leverage Ratio Covenant Relief Period.

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended June 30, 2020 (in thousands, except Average Price Paid per Share):

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	163	$11.99		163	$84,948
May 1, 2020 - May 31, 2020	—	—		—	84,948
June 1, 2020 - June 30, 2020	—	—		—	84,948
	163	$11.99	(a)	163	$84,948
_______________________________
(a) Weighted-average.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
2.1
Equity Purchase Agreement, dated April 24, 2020, among Twin River Worldwide Holdings, Inc., Twin River Management Group, Inc, Eldorado Resorts, Inc. and certain affiliates of each of Twin River Worldwide Holdings, Inc. and Eldorado Resorts, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed April 24, 2020)

10.1
Amendment No. 1, dated April 24, 2020, to the amended Credit Agreement dated as of May 10, 2019 among Twin River Worldwide Holdings, Inc. and various lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed April 27, 2020)

10.2
Incremental Joinder Agreement No. 1, dated May 11, 2020, to the amended Credit Agreement, dated as of May 10, 2019, among Twin River Worldwide Holdings, Inc. and various lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, (File No. 001-38850) filed on May 12, 2020)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Twin River Worldwide Holdings, Inc.’s Quarterly report on Form 10-Q for the quarter ended June 30, 2020, formatted in inline XBRL contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 13, 2020.

TWIN RIVER WORLDWIDE HOLDINGS, INC.

By:	/s/ STEPHEN H. CAPP
Stephen H. Capp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)