Form 10-Q
period 2020-09-30
Twin River Worldwide Holdings, Inc.
filed 2020-11-06
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of November 1, 2020 there were 30,476,057 shares of the registrant’s common stock outstanding.

TWIN RIVER WORLDWIDE HOLDINGS, INC.

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$114,995	$182,581
Restricted cash	1,859	2,921
Accounts receivable, net	17,839	23,190
Inventory	8,575	7,900
Prepaid expenses and other assets	51,493	28,439
Total current assets	194,761	245,031
Property and equipment, net	595,520	510,436
Right of use assets, net	27,346	17,225
Goodwill, net	186,571	133,082
Intangible assets, net	247,390	110,373
Other assets	5,293	5,740
Total assets	$1,256,881	$1,021,887
Liabilities and Shareholders’ Equity
Current portion of long-term debt	$5,750	$3,000
Current portion of lease obligations	1,456	1,014
Accounts payable	13,840	14,921
Accrued liabilities	75,029	70,849
Total current liabilities	96,075	89,784
Lease obligations, net of current portion	49,993	16,214
Pension benefit obligations	7,785	8,688
Deferred tax liability	7,581	13,790
Long-term debt, net of current portion	937,632	680,601
Other long-term liabilities	1,650	1,399
Total liabilities	1,100,716	810,476
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 30,476,057 and 41,193,018 shares issued as of September 30, 2020 and December 31, 2019, respectively; 30,476,057 and 32,113,328 shares outstanding as of September 30, 2020 and December 31, 2019, respectively.	304	412
Additional paid-in-capital	143,180	185,544
Treasury stock, at cost, 0 and 9,079,690 shares as of September 30, 2020 and December 31, 2019, respectively.	—	(223,075)
Retained earnings	14,569	250,418
Accumulated other comprehensive loss	(1,888)	(1,888)
Total shareholders’ equity	156,165	211,411
Total liabilities and shareholders’ equity	$1,256,881	$1,021,887
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Gaming	$96,588	$88,315	$196,191	$279,417
Racing	1,684	3,255	4,817	9,978
Hotel	6,874	11,119	16,635	28,814
Food and beverage	6,889	18,054	23,875	50,366
Other	4,589	8,566	13,178	24,583
Total revenue	116,624	129,309	254,696	393,158

Operating costs and expenses:
Gaming	25,996	23,529	59,080	70,683
Racing	1,681	2,293	4,877	7,317
Hotel	2,482	4,190	6,926	11,087
Food and beverage	6,016	15,324	21,951	42,065
Retail, entertainment and other	408	2,252	2,461	5,703
Advertising, general and administrative	43,996	50,011	117,594	136,321
Goodwill and asset impairment	—	—	8,554	—
Acquisition, integration and restructuring expense	2,740	1,930	6,984	11,047
Gain on insurance recoveries	(10)	—	(1,036)	—
Depreciation and amortization	9,932	8,329	28,054	23,331
Total operating costs and expenses	93,241	107,858	255,445	307,554
Income (loss) from operations	23,383	21,451	(749)	85,604

Other income (expense):
Interest income	42	810	297	1,577
Interest expense, net of amounts capitalized	(16,950)	(11,461)	(43,688)	(28,478)
Loss on extinguishment and modification of debt	—	—	—	(1,491)
Other, net	—	1	—	183
Total other expense, net	(16,908)	(10,650)	(43,391)	(28,209)

Income (loss) before provision for income taxes	6,475	10,801	(44,140)	57,395

(Benefit) provision for income taxes	(248)	3,802	(18,430)	15,620
Net income (loss)	$6,723	$6,999	$(25,710)	$41,775

Net income (loss) per share, basic	$0.22	$0.19	$(0.83)	$1.07
Weighted average common shares outstanding, basic	30,458	37,809	30,825	39,063
Net income (loss) per share, diluted	$0.22	$0.18	$(0.83)	$1.07
Weighted average common shares outstanding, diluted	30,635	37,925	30,825	39,183
Note: Net (loss) income equals comprehensive income for all periods presented.
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2019	32,113,328	$412	$185,544	$(223,075)	$250,418	$(1,888)	$211,411
Release of restricted stock	131,131	1	(2,484)	—	—	—	(2,483)
Dividends and dividend equivalents - $0.10 per share	—	—	—	—	(3,174)	—	(3,174)
Share-based compensation - equity awards	—	—	5,542	—	—	—	5,542
Retirement of treasury shares	—	(107)	(48,618)	254,416	(205,691)	—	—
Share repurchases	(1,649,768)	—	—	(31,341)	—	—	(31,341)
Adoption of ASU 2016-13	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(8,878)	—	(8,878)
Balance as of March 31, 2020	30,594,691	$306	$139,984	$—	$32,617	$(1,888)	$171,019
Release of restricted stock	24,427	—	(81)	—	—	—	(81)
Share-based compensation - equity awards	—	—	2,127	—	—	—	2,127
Retirement of treasury shares	—	(2)	(733)	1,951	(1,216)	—	—
Share repurchases	(162,625)	—	—	(1,951)	—	—	(1,951)
Net loss	—	—	—	—	(23,555)	—	(23,555)
Balance as of June 30, 2020	30,456,493	$304	$141,297	$—	$7,846	$(1,888)	$147,559
Share-based compensation - equity awards	—	—	1,799	—	—	—	1,799
Stock options exercised	19,564	—	84	—	—	—	84
Net income	—	—	—	—	6,723	—	6,723
Balance as of September 30, 2020	30,476,057	$304	$143,180	$—	$14,569	$(1,888)	$156,165

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2018	37,989,376	$380	$125,629	$(30,233)	$202,884	$—	$298,660
Release of restricted stock	161,980	1	—	—	—	—	1
Share-based compensation - equity awards	—	—	151	—	—	—	151
Retirement of treasury shares	—	—	(30,233)	30,233	—	—	—
Share repurchases	(16,340)	—	—	(409)	—	—	(409)
Stock issued for purchase of Dover Downs	2,976,825	30	86,750	—	—	—	86,780
Net income	—	—	—	—	17,596	—	17,596
Balance as of March 31, 2019	41,111,841	$411	$182,297	$(409)	$220,480	$—	$402,779
Release of restricted stock	35,756	—	—	—	—	—	—
Dividends and dividend equivalents - $0.10 per share	—	—	—	—	(4,144)	—	(4,144)
Share-based compensation - equity awards	—	—	1,628	—	—	—	1,628
Net income	—	—	—	—	17,180	—	17,180
Balance as of June 30, 2019	41,147,597	$411	$183,925	$(409)	$233,516	$—	$417,443
Release of restricted shares	3,672	—	—	—	—	—	—
Share-based compensation - equity awards	—	—	1,028	—	—	—	1,028
Share repurchases (including tender offer)	(6,576,682)	—	—	(162,705)	—	—	(162,705)
Net income	—	—	—	—	6,999	—	6,999
Balance as of September 30, 2019	34,574,587	$411	$184,953	$(163,114)	$240,515	$—	$262,765
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(25,710)	$41,775
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	23,851	18,920
Amortization of intangible assets	4,203	4,411
Amortization of operating lease right of use assets	875	966
Share-based compensation - equity awards	9,468	2,807
Amortization of debt financing costs and discounts on debt	3,256	1,976
Loss on debt extinguishment and modification of debt	—	1,491
Bad debt expense	162	135
Net pension and other postretirement benefit income	—	(39)
Deferred income taxes	(6,209)	—
Gain on disposal of property and equipment	—	(5)
Goodwill and asset impairment	8,554	—
Changes in operating assets and liabilities:
Accounts receivable	5,713	5,980
Inventory	(372)	(210)
Prepaid expenses and other assets	(17,558)	(7,834)
Accounts payable	(2,460)	(5,439)
Accrued liabilities	(2,062)	7,768
Net cash provided by operating activities	1,711	72,702
Cash flows from investing activities:
Acquisition of Dover Downs Gaming & Entertainment, Inc., net of cash acquired	—	(9,606)
Acquisition of Black Hawk Casinos, net of cash acquired	(50,451)	—
Acquisition of Casino KC and Casino Vicksburg, net of cash acquired	(225,496)	—
Deposit for pending acquisition of Jumer’s Casino & Hotel	(4,000)	—
Proceeds from sale of property and equipment	—	7
Capital expenditures, excluding Tiverton Casino Hotel and new hotel at Twin River Casino	(8,566)	(17,645)
Capital expenditures - Tiverton Casino Hotel	—	(1,824)
Capital expenditures - new hotel at Twin River Casino	—	(3,765)
Payments associated with licenses	—	(1,092)
Net cash used in investing activities	(288,513)	(33,925)
Cash flows from financing activities:
Revolver borrowings	250,000	25,000
Revolver repayments	(250,000)	(80,000)
Term loan proceeds, net of fees of $13,820 and $10,655, respectively	261,180	289,345
Term loan repayments	(2,938)	(343,189)
Senior note proceeds, net of fees of $0 and $6,130, respectively	—	393,870
Payment of financing fees	(1,117)	(3,352)
Share repurchases (including tender offer)	(33,292)	(163,114)
Payment of shareholder dividends	(3,199)	(4,109)
Share redemption for tax withholdings - restricted stock	(2,564)	—
Stock options exercised	84	—
Net cash provided by financing activities	218,154	114,451

Net change in cash and cash equivalents and restricted cash	(68,648)	153,228
Cash and cash equivalents and restricted cash, beginning of period	185,502	81,431
Cash and cash equivalents and restricted cash, end of period	$116,854	$234,659

Supplemental disclosure of cash flow information:
Cash paid for interest	$33,627	$16,069
Cash paid for income taxes, net of refunds	4,385	12,843

Non-cash investing and financing activities:
Unpaid property and equipment	$388	$498
Deposit applied to fixed asset purchases	—	981
Termination of operating leases via purchase of underlying assets	—	1,665
Stock issued for acquisition of Dover Downs Gaming & Entertainment, Inc.	—	86,780
See accompanying notes to condensed consolidated financial statements.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Twin River Worldwide Holdings, Inc. (the “Company”, “TRWH”) is a diverse, multi-jurisdictional owner and operator of gaming and racing facilities, including slot machines and various casino table games, and restaurant and hotel facilities. The Company, through its wholly owned subsidiary Twin River Management Group, Inc. (“TRMG”), owns and manages the Twin River Casino Hotel (“Twin River Casino Hotel”) in Lincoln, Rhode Island, the Tiverton Casino Hotel (“Tiverton Casino Hotel”) in Tiverton, Rhode Island, the Hard Rock Hotel & Casino (“Hard Rock Biloxi”) in Biloxi, Mississippi, the Dover Downs Hotel & Casino (“Dover Downs Casino Hotel”) in Dover, Delaware, the Golden Gates, Golden Gulch and Mardi Gras casinos (collectively, “Black Hawk Casinos”) in Black Hawk, Colorado, Casino KC (“Casino KC”) in Kansas City, Missouri (formerly Isle of Capri Casino), Casino Vicksburg (“Casino Vicksburg”) in Vicksburg, Mississippi (formerly Lady Luck Casino Vicksburg), and the Arapahoe Park racetrack and 13 off-track betting licenses (“Mile High USA”) in Aurora, Colorado. Following the closure of the Newport Grand Casino (“Newport Grand”) in August 2018, the Company opened the Tiverton Casino Hotel on September 1, 2018. On March 28, 2019, the Company completed its acquisition of Dover Downs Gaming & Entertainment, Inc., which included Dover Downs Casino Hotel (“Dover Downs”). On January 23, 2020, the Company completed its acquisition of the Black Hawk Casinos. On July 1, 2020, the Company completed its acquisition from Eldorado Resorts, Inc., (“Eldorado”) of the operations and real estate of Casino KC in Kansas City, Missouri, and Casino Vicksburg in Vicksburg, Mississippi. On April 24, 2020, the Company announced that it had entered into an agreement with Eldorado to acquire Eldorado Shreveport Resort and Casino in Shreveport, Louisiana and the MontBleu Resort Casino & Spa in Lake Tahoe, Nevada and into an agreement with Caesars Entertainment Corporation (“Caesars”) and VICI Properties Inc. to acquire Bally's Atlantic City Hotel & Casino in Atlantic City, New Jersey. On July 20, 2020 Eldorado completed its acquisition of Caesars Entertainment Corporation, as a result of which Eldorado merged with and into Caesars Entertainment Corporation, forming Caesar’s Entertainment, Inc. On September 30, 2020, the Company entered into an agreement with Delaware North Companies Gaming & Entertainment, Inc. to acquire Jumer’s Casino & Hotel ("Jumer’s") in Rock Island, Illinois. On October 27, 2020, the Company entered into an agreement with Caesars to acquire the Tropicana Evansville casino in Evansville, Indiana. See Note 4. “Acquisitions” for further information.

On March 29, 2019, the Company’s common stock was listed on the New York Stock Exchange (“NYSE”) and began trading under the ticker symbol “TRWH.”

October 28, 2020 the Company announced that effective November 9, 2020, it will change its name to Bally’s Corporation and, reflecting this change, the Company’s common stock is expected to commence trading on the New York Stock Exchange under the new ticker symbol “BALY” when trading opens on November 9, 2020.

COVID-19 Pandemic

The novel coronavirus (“COVID-19”) pandemic has caused significant disruption to the US and global economy as well as financial markets around the world and has impacted, and is likely to continue to impact, the Company’s business in a material manner. As of March 16, 2020 all of the Company’s properties at the time were temporarily closed as a result of the COVID-19 pandemic and as of March 17, 2020, all of the properties the Company had entered into agreements to acquire were also temporarily closed. As of June 17, 2020, all of the Company’s properties, including the subsequently acquired Casino KC and Casino Vicksburg had reopened and are operating in some capacity. The following is an update of re-openings and current operations by property.

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
•Hard Rock Biloxi - The Biloxi property re-opened to the general public, at 50% capacity, on May 21, 2020 with 41% of VLTs, all table games, with a three player limit, and 75% of the hotel rooms available to guests. Currently, Hard Rock Biloxi is still operating at 50% capacity with over 60% of VLTs and all table games, with a three player limit, available and the hotel is currently operating with all rooms available to guests.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
•Casino KC - Casino KC re-opened, at 50% capacity, on June 1, 2020 with 70% of VLTs and 30% of table games, with a three player limit, available to guests. Casino KC is currently operating with almost 100% of VLTs and a limited number of table games, with a three player limit, available.
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

The Company remains committed to compliance with all state and local operating restrictions as well as and meeting or exceeding all guidelines established by the Centers for Disease Control and Prevention. The Company has implemented property-specific comprehensive health and safety protocols for each of its properties, developed in close consultation with applicable state regulators and public health officials in local jurisdictions. A good percentage of the Company’s operations are expected to continue to be negatively impacted by the COVID-19 pandemic and that impact could be material.

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary TRMG and TRMG’s subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

As of September 30, 2020 and December 31, 2019, restricted cash of $1.9 million and $2.9 million, respectively, was comprised of video lottery terminal (“VLT”) and table games cash, payable to the State of Rhode Island, and certain cash accounts at Dover Downs and Mile High USA, which is unavailable for the Company’s use. The following table reconciles cash and restricted cash in the condensed consolidated balance sheets to the total shown on the condensed consolidated statements of cash flows.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	September 30,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$114,995	$182,581
Restricted cash	1,859	2,921
Total cash and cash equivalents and restricted cash	$116,854	$185,502

Treasury Stock

The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. Upon settlement, these shares are classified as treasury stock, which is a reduction to shareholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. There were no shares of common stock retired during the three months ended September 30, 2020 and 2019. The Company retired 10,892,083 and 1,431,980 shares of its common stock held in treasury during the nine months ended September 30, 2020 and 2019, respectively. The shares were returned to the status of authorized but unissued shares.

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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivatives scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of this amendment on its consolidated financial statements.

3.    REVENUE RECOGNITION

The Company accounts for revenue earned from contracts with customers under ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). The Company generates revenue from five principal sources: gaming services, hotel, racing, food and beverage and other.

Gaming revenue includes the share of VLT revenue for Twin River Casino Hotel and Tiverton Casino Hotel, in each case, as determined by each property’s respective master VLT contracts with the State of Rhode Island. Twin River Casino Hotel is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share of VLT revenue generated from units in excess of 3,002 units. Tiverton Casino Hotel is entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Twin River Casino Hotel. Gaming revenue also includes Twin River Casino Hotel’s and Tiverton Casino Hotel’s share of table games revenue. Twin River Casino Hotel and Tiverton Casino Hotel each were entitled to an 83.5% share of table games revenue generated as of September 30, 2020. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming services on behalf of the State of Rhode Island.

Gaming revenue also includes Dover Downs’ share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Dover Downs is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of September 30, 2020 and 2019, Dover Downs was entitled to an approximately 42% share of VLT revenue and an 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis, which is the percentage share of VLT and table games revenue received, as the Company acts as an agent in operating the gaming services on behalf of the State of Delaware.

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

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Hotel	$3,962	$5,594	$9,710	$14,528
Food and beverage	4,082	8,940	12,989	22,488
Other	464	1,910	2,270	5,071
	$8,508	$16,444	$24,969	$42,087
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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Beginning in the third quarter of 2020, the Company changed its reportable segments to better align with its strategic growth initiatives in light of recent and pending acquisitions. Refer to Note 13. “Segment Reporting” for further information. The following tables provide a disaggregation of revenue by segment:

(in thousands)	Rhode Island	Mid-Atlantic	Southeast	West	Other	Total
Three Months Ended September 30, 2020
Gaming	$35,166	$15,084	$28,532	$17,806	$—	$96,588
Racing	161	(93)	—	—	1,616	1,684
Hotel	(15)	2,413	4,476	—	—	6,874
Food and beverage	1,509	1,721	2,706	953	—	6,889
Other	2,572	547	1,017	410	43	4,589
Total revenue	$39,393	$19,672	$36,731	$19,169	$1,659	$116,624

Three Months Ended September 30, 2019
Gaming	$52,477	$14,594	$21,244	n/a	$—	$88,315
Racing	714	181	—	n/a	2,360	3,255
Hotel	1,781	4,036	5,302	n/a	—	11,119
Food and beverage	7,433	5,915	4,702	n/a	4	18,054
Other	5,437	1,167	1,847	n/a	115	8,566
Total revenue	$67,842	$25,893	$33,095	n/a	$2,479	$129,309

Nine Months Ended September 30, 2020
Gaming	$82,081	$32,698	$58,809	$22,603	$—	$196,191
Racing	664	451	—	—	3,702	4,817
Hotel	1,212	5,250	10,173	—	—	16,635
Food and beverage	7,880	6,645	7,752	1,598	—	23,875
Other	7,789	2,178	2,615	489	107	13,178
Total revenue	$99,626	$47,222	$79,349	$24,690	$3,809	$254,696

Nine Months Ended September 30, 2019
Gaming	$186,888	$29,469	$63,060	n/a	$—	$279,417
Racing	2,861	460	—	n/a	6,657	9,978
Hotel	5,016	8,372	15,426	n/a	—	28,814
Food and beverage	24,833	12,604	12,923	n/a	6	50,366
Other	17,225	2,264	4,836	n/a	258	24,583
Total revenue	$236,823	$53,169	$96,245	n/a	$6,921	$393,158

Revenue included in operations from Dover Downs from the date of its acquisition, March 28, 2019, through September 30, 2019 is reported in the “Mid-Atlantic” segment. Revenue included in the operations from the Black Hawk Casinos, from the date of their acquisition, January 23, 2020, through September 30, 2020, and Casino KC from the date of its acquisition, July 1, 2020, through September 30, 2020, is reported in the “West” segment. Revenue included in the operations of Casino Vicksburg, from the date of its acquisition, July 1, 2020, through September 30, 2020, is reported in the “Southeast” segment. Refer to Note 4. “Acquisitions” for further information.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays, and amounts due from tracks and off track betting (“OTB”) locations. The Company’s receivables related to contracts with customers were $10.6 million and $16.0 million as of September 30, 2020 and December 31, 2019, respectively. The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, deposits made in advance for goods and services yet to be provided, and unpaid wagers. All of the contract liabilities are short term in nature. Loyalty program incentives earned by customers are typically redeemed within one year from when they are earned and expire if a customer’s account is inactive for more than twelve months; therefore, the majority of these incentives outstanding at the end of a period will either be redeemed or expire within the next twelve months. Certain properties extended pre-COVID-19 tier statuses and/or extended earnings dates for tiered status programs. Additionally, certain properties temporarily suspended periodic purges of unused loyalty points. The Company’s contract liabilities related to loyalty programs were $13.3 million and $12.4 million as of September 30, 2020 and December 31, 2019, respectively, and are included as accrued liabilities in the condensed consolidated balance sheets. The Company recognized $1.4 million and $2.7 million of revenue related to loyalty program redemptions for the three months ended September 30, 2020 and 2019, respectively, and $3.7 million and $7.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Advance deposits are typically for future banquet events and to reserve hotel rooms. These deposits are usually received weeks or months in advance of the event or hotel stay. The Company’s contract liabilities related to deposits from customers were $1.0 million and $1.4 million as of September 30, 2020 and December 31, 2019, respectively, and are included as accrued liabilities in the condensed consolidated balance sheets.

Unpaid wagers include unpaid pari-mutuel tickets and unpaid sports bet tickets. Unpaid pari-mutuel tickets not claimed within twelve months by the customer who earned them are escheated to the state. The Company’s contract liabilities related to unpaid wagers were $1.0 million and $1.1 million as of September 30, 2020 and December 31, 2019, respectively, and are included as accrued liabilities in the condensed consolidated balance sheets.

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

The total consideration paid by the Company in connection with the Black Hawk Casinos acquisition was approximately $53.8 million, or $50.5 million net of cash acquired, excluding transaction costs. The Company incurred transaction costs related to this acquisition of $0.2 million and $0.4 million in the three months ended September 30, 2020 and 2019, respectively, and $0.9 million and $1.1 million during the nine months ended September 30, 2020 and 2019, respectively. These costs are included in acquisition, integration and restructuring expenses in the condensed consolidated statements of operations and comprehensive income.

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

As of September 30, 2020, the purchase price allocation was preliminary and will be finalized when the final assessments of the fair value of all acquired assets and assumed liabilities are completed. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date).

Revenue included in operations from the Black Hawk Casinos, from the date of their acquisition, January 23, 2020, for the three and nine months ended September 30, 2020 was $5.7 million and $11.2 million, respectively.

Casino KC and Casino Vicksburg

On July 1, 2020, the Company completed its acquisition of the operations and real estate of Casino KC and Casino Vicksburg from affiliates of Eldorado.

The total consideration paid by the Company in connection with the acquisition was approximately $229.9 million, or $225.5 million net of cash acquired, excluding transaction costs. The Company recorded transaction costs related to the acquisition of Casino KC and Casino Vicksburg of $0.5 million and $1.4 million during the three and nine months ended September 30, 2020, respectively. These costs are included in acquisition, integration and restructuring expense in the condensed consolidated statements of operations and comprehensive income.

The Company accounted for the acquisition of Casino KC and Casino Vicksburg as a business combination using the acquisition method with Twin River as the accounting acquirer in accordance with ASC 805. Under this method of accounting, the purchase price has been allocated to Casino KC’s and Casino Vicksburg’s assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date.

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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of July 1, 2020
	Preliminary as of July 1, 2020	Year to Date Adjustments	Preliminary as of September 30, 2020
Cash	$4,362	$—	$4,362
Accounts receivable	594	(12)	582
Inventory	164	—	164
Prepaid expenses and other assets	709	(23)	686
Property and equipment	60,574	(279)	60,295
Right of use asset	41,971	(31,090)	10,881
Intangible assets	139,760	(1,200)	138,560
Other assets	118	(1)	117
Goodwill	52,285	1,204	53,489
Accounts payable	(614)	—	(614)
Accrued and other current liabilities	(4,003)	86	(3,917)
Lease obligations	(65,381)	30,940	(34,441)
Deferred income tax liabilities	(233)	233	—
Other long-term liabilities	(306)	—	(306)
Total purchase price	$230,000	$(142)	$229,858

Consolidated revenue and net income for Casino KC and Casino Vicksburg for the three months ended September 30, 2020 was $19.0 million and $3.2 million, respectively.

The following table represents unaudited supplemental pro forma consolidated revenue and net income based on Casino KC and Casino Vicksburg’s historical reporting periods as if the acquisition had occurred as of January 1, 2019.

	Three Months Ended	Nine Months Ended
(in thousands, except per share data)	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	$149,592	$279,825	$456,408
Net income (loss)	$9,347	$(61,987)	$49,982
Net income (loss) per share, basic	$0.25	$(2.01)	$1.28
Net income (loss) per share, diluted	$0.25	$(2.01)	$1.28

Eldorado Shreveport and MontBleu

On April 24, 2020, the Company announced that it had entered into an agreement with Eldorado and certain of its affiliates to acquire Eldorado Shreveport Resort and Casino in Shreveport, Louisiana (“Shreveport”) and the MontBleu Resort Casino & Spa in Lake Tahoe, Nevada (“MontBleu”) for an aggregate purchase price of $155 million in cash ($140 million payable at closing and $15 million payable one year thereafter), subject to customary post-closing adjustments. These acquisitions are expected to close in the first half of 2021 (with the Shreveport acquisition possibly occurring earlier than MontBleu in the first quarter of 2021), subject to receipt of required state regulatory approvals and satisfaction of other customary closing conditions.

The Company recorded acquisition costs related to the pending acquisitions of Shreveport and MontBleu of $0.7 million and $1.8 million during the three and nine months ended September 30, 2020, respectively. These costs are included in acquisition, integration and restructuring expenses in the condensed consolidated statements of operations and comprehensive income.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Bally’s Atlantic City

On April 24, 2020, the Company announced that it had entered into an agreement with affiliates of Caesars Entertainment Corporation and VICI Properties Inc. to acquire Bally's Atlantic City Hotel & Casino in Atlantic City, New Jersey (“Bally’s Atlantic City”) for $25 million in cash subject to customary post-closing adjustments. The Company received an interim casino authorization form from state regulators on November 5, 2020 and the transaction is expected to close in mid-November 2020, subject to satisfaction of other customary closing conditions.

The Company recorded acquisition costs related to the pending acquisition of Bally’s Atlantic City of $0.7 million and $2.2 million during the three and nine months ended September 30, 2020, respectively. These costs are included in acquisition, integration and restructuring expense in the condensed consolidated statements of operations and comprehensive income.

Jumer’s Casino & Hotel

On September 30, 2020, the Company entered into an agreement with Delaware North Companies Gaming & Entertainment, Inc. to acquire Jumer’s Casino & Hotel (“Jumer’s”) in Rock Island, Illinois for a purchase price of $120 million in cash, subject to customary post-closing adjustments. The transaction is expected to close in the second quarter of 2021, subject to receipt of required state regulatory approvals and satisfaction of other customary closing conditions. The Company paid a deposit of $4.0 million related to this transaction during the third quarter of 2020, $2.0 million of which is nonrefundable.

The Company recorded acquisition costs related to pending acquisition of Jumer’s of $0.7 million during the three and nine months ended September 30, 2020. These costs are included in acquisition, integration and restructuring expense in the condensed consolidated statements of operations and comprehensive income.

Subsequent Event

On October 27, 2020, the Company and certain affiliates entered into an agreement with Caesars and certain of its affiliates to acquire the operations of Tropicana Evansville casino for $140.0 million, subject to customary post-closing adjustments.

In connection with the acquisition of the Tropicana Evansville casino operations, an affiliate of Gaming & Leisure Properties, Inc. (“GLPI”) has agreed to acquire the real estate associated with the Tropicana Evansville Casino from the seller for $340 million and lease it back to the Company for $28.0 million per year, subject to escalation. GLPI has also agreed to acquire the real estate associated with our Dover Downs casino for a purchase price of $144.0 million and lease it back to the Company for $12.0 million per year, subject to escalation. Both leases are governed by a master lease agreement with GLPI which has an initial term of 15 years and includes four, five-year options.

Consummation of the Company’s proposed acquisition of the Tropicana Evansville is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals for the purchase of the casino by the Company. The Company’s obligation to sell the Dover Downs real estate to GLPI is conditioned on, among other things, satisfaction of the conditions to the Company’s obligation to close on its acquisition of the Tropicana Evansville. The Company’s obligation to consummate the acquisition of the Tropicana Evansville is not conditioned on the closing of the sale of the Dover Downs real estate to GLPI.

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

The Company estimated the fair values of all reporting units using both the market approach, applying a multiple of earnings based on guidelines for publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The rates used to discount projected future cash flows under the income approach reflect a weighted average cost of capital in the range of 10% to 15%, which considered guidelines for publicly traded companies, capital structure and risk premiums, including those reflected in the current market capitalization. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. Based on this analysis, the Company determined that only the carrying value of its Black Hawk Casinos reporting unit exceeded its fair value by an amount that exceeded the assigned goodwill and indefinite lived intangibles as of the acquisition date. As a result, the Company recorded a total impairment charge of $8.6 million for the nine months ended September 30, 2020, which is included in our “Other” reportable segment, and was allocated between goodwill and intangible assets with charges of $5.3 million and $3.3 million, respectively. The goodwill impairment charge reflects the preliminary goodwill impairment charge of $5.4 million and an adjustment to the charge of $(0.2) million recorded in the first and second quarters of 2020, respectively. The goodwill impairment charge adjustment recorded in the second quarter of 2020 was attributable to changes in the preliminary fair value of net assets, which affected the initial goodwill resulting from the Black Hawk Casinos acquisition. The goodwill impairment charge is reflected in goodwill and asset impairment (adjustment) in the condensed consolidated statements of operations and comprehensive income. The goodwill impairment charge reflects all of the Black Hawk Casinos reporting unit goodwill, based on the preliminary acquisition date assigned fair values.

The goodwill impairment charges recorded in the nine months ended September 30, 2020 are subject to change based upon the final purchase price allocation during the measurement period for estimated fair values of assets acquired and liabilities assumed from the Black Hawk Casinos acquisition. There can be no assurance that such final assessments will not result in material increases or decreases to the recorded goodwill and intangible impairment charge based upon the preliminary purchase price allocations, due to changes in the provisional opening balance sheet estimates of goodwill. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date). Refer to Note 4. “Acquisitions” for further information about the preliminary purchase price allocation and provisional goodwill and intangible balance estimated as of the acquisition date.
The change in carrying value of goodwill by reportable segment for the nine months ended September 30, 2020 is as follows:

(in thousands)	Rhode Island	Mid-Atlantic	Southeast	West	Total
Goodwill as of December 31, 2019	$83,101	$1,047	$48,934	$—	$133,082
Goodwill from current year business acquisitions	—	—	6,053	52,690	58,743
Impairment charges	—	—	—	(5,254)	(5,254)
Goodwill as of September 30, 2020	$83,101	$1,047	$54,987	$47,436	$186,571

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.    ACCRUED LIABILITIES
As of September 30, 2020 and December 31, 2019, accrued liabilities consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Gaming liabilities	$26,433	$23,908
Compensation	11,569	13,849
Legal	1,335	833
Property taxes	2,886	2,920
Purses due to horsemen	6,210	7,868
Interest payable	9,096	2,291
Insurance reserves	4,867	2,477
Other	12,633	16,703
Total accrued liabilities	$75,029	$70,849

7.    ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSE

The following table reflects acquisition, integration and restructuring expenses the Company recorded during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Acquisition and integration costs:
Dover Downs merger and going public expenses	$—	$359	$59	$7,558
Black Hawk Casinos	175	365	927	1,052
Casino KC and Casino Vicksburg	497	678	1,359	1,193
Eldorado Shreveport and MontBleu	727	—	1,758	—
Bally’s Atlantic City	683	—	2,203	—
Jumer’s Hotel & Casino	658	—	658	—
Total	2,740	1,402	6,964	9,803
Restructuring expense	—	528	20	1,244
Total acquisition, integration and restructuring expense	$2,740	$1,930	$6,984	$11,047

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the three months ended September 30, 2019, the Company incurred restructuring expenses of $0.5 million related to severance costs incurred attributable to the acquisition of Dover Downs and the Company’s Twin River Casino Hotel location. The Company did not incur restructuring expense during the three months ended September 30, 2020. During the nine months ended September 30, 2020 and 2019, the Company incurred restructuring expenses of $20,000 and $1.2 million, respectively.

The following table summarizes the restructuring liability accrual activity during the nine months ended September 30, 2020 related to the Mid-Atlantic reportable segment:

(in thousands)	Severance
Restructuring liability as of December 31, 2019	$23
Additions	20
Payments	(43)
Restructuring liability as of September 30, 2020	$—

The following tables summarizes the restructuring liability accrual activity during the nine months ended September 30, 2019 by reportable segment:

	Severance
(in thousands)	Rhode Island	Mid-Atlantic	Total
Restructuring liability as of December 31, 2018	$—	$—	$—
Additions	404	840	1,244
Payments	(247)	(716)	(963)
Restructuring liability as of September 30, 2019	$157	$124	$281

8.    LONG-TERM DEBT

As of September 30, 2020 and December 31, 2019, long-term debt consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Term Loan principal	$570,563	$298,500
6.75% Senior Notes due 2027	400,000	400,000
Less: Unamortized original issue discount	(9,681)	(2,014)
Less: Unamortized deferred financing fees	(17,500)	(12,885)
Long-term debt, including current portion	943,382	683,601
Less: Current portion of Term Loan and Revolving Credit Facility	(5,750)	(3,000)
Long-term debt, net of discount and deferred financing fees, excluding current portion	$937,632	$680,601

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs and subject to a floor of 0.00% or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.50%, the prime rate as determined by the Agent, the one-month LIBOR rate plus 1.00%, and subject to a floor of 1.00%, in each case plus an applicable margin. In the event that the LIBOR rate is no longer available or no longer used to determine the interest rate of loans, the Company and the Agent will amend the Credit Agreement to replace LIBOR with an alternate benchmark rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR and until such amendment has become effective, loans will be based on the base rate. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.50% commitment fee, in respect of commitments under the Revolving Credit Facility, which may be subject to one or more step-downs based on the Company’s total net leverage ratio. As of September 30, 2020, the interest rate for the Term Loan Facility was 2.90%.

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

On March 16, 2020, the Company borrowed under its Revolving Credit Facility the full available amount of $250 million to increase its cash position and liquidity to facilitate financial flexibility in light of the then uncertainty in the global markets and the Company’s business resulting from the COVID-19 pandemic. These borrowings were repaid as part of the increase in the Term Loan Facility mentioned below. As of September 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

6.75% Senior Notes due 2027

On May 10, 2019, the Company issued $400 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 (the “Initial Notes”). On October 9, 2020, the Company issued an additional $125 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 (the “Additional Notes” and, together with the Initial Notes, the “Senior Notes”). The Additional Notes, other than with respect to the date of issuance and issue price, are identical to the Initial Notes, and are treated as a single class with the Initial Notes for all purposes under the indenture governing the Senior Notes (the “Indenture”). Immediately after giving effect to the issuance and sale of the Additional Notes, the Company had $525 million in aggregate principal amount of Senior Notes outstanding. Interest on the Senior Notes is paid semi-annually in arrears on June 1 and December 1. The Company used a portion of the net proceeds from the Initial Notes, together with a portion of the proceeds from its Term Loan Facility, to repay borrowings under the Company’s prior credit agreement (the “Former Credit Facility”).

The Credit Facility and the Indenture each contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into certain transactions with affiliates, sell or otherwise dispose of assets, create or incur liens, and merge, consolidate or sell all or substantially all of the Company’s assets, in each case, subject to certain exceptions and qualifications. In addition, if more than 30% of the capacity of the Revolving Credit Facility is utilized, as was the case at March 31, 2020 (but not June 30, 2020 or September 30, 2020), the Company must comply with a maximum total net leverage ratio, which is currently set at 5.50:1.00. These covenants are subject to exceptions and qualifications set forth in the Credit Facility and the Indenture, and as described below under “Financial Covenant Relief”, were modified as of April 24, 2020.

The Company may redeem some or all of the Senior Notes at any time prior to June 1, 2022 at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed plus a “make-whole” premium and accrued and unpaid interest. In addition, prior to June 1, 2022, the Company may redeem up to 40% of the original principal amount of the Senior Notes with proceeds of certain equity offerings at a redemption price equal to 106.75% of the aggregate principal amount of such Senior Notes plus accrued and unpaid interest. On or after June 1, 2022, the Company may redeem some or all of the Senior Notes at the redemption prices set forth in the Indenture plus accrued and unpaid interest. The Senior Notes are subject to disposition and redemption requirements imposed by gaming laws and regulations of applicable gaming regulatory authorities.

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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company repaid the Former Revolving Credit Facility and the Former Term Loan during the second quarter of 2019 with a portion of the proceeds from the Term Loan Facility and the Initial Notes.

There are no operations at TRWH. Cash held as of September 30, 2020 and December 31, 2019 was $0.3 million and $64.4 million, respectively, a decrease driven mostly by the acquisitions of the Black Hawk Casinos and Casino KC and Casino Vicksburg, the repurchase of shares and the payment of dividends, partially offset by proceeds received from the borrowings under the Credit Facility, as described above.

Financial Covenant Relief

On April 24, 2020, the Company and its lenders amended the financial covenants and certain other terms of the Company’s Credit Facility to provide financial covenant relief from the effects of the COVID-19 pandemic. Until the date on which the Company is required to deliver its compliance certificate and financial statements for the three months ending March 31, 2021 (the “Leverage Ratio Covenant Relief Period”) (unless the Company elects to terminate the covenant relief period earlier), the Company will not be required to comply with the maximum total net leverage ratio covenant applicable under the Credit Facility, but instead will be required to comply with a minimum liquidity covenant tested at the last day of each month during the Leverage Ratio Covenant Relief Period. Under the minimum liquidity requirement, the Company will be required to have unrestricted cash on hand at the end of each month in the following amounts: (1) $75.0 million at April 30, 2020 and May 31, 2020, (2) $65.0 million at June 30, 2020, (3) $55.0 million at July 31, 2020, and (4) $50.0 million at each month-end thereafter through March 31, 2021. The Company is not permitted to declare or pay dividends on its common stock or make other restricted payments (including repurchases of shares of its common stock), complete investments or acquisitions (other than those previously announced [or to which the lenders consent]) during the Leverage Ratio Covenant Relief Period, and the interest rate on the Revolving Credit Facility borrowings is LIBOR + 2.75% during the Leverage Ratio Covenant Relief Period. Additionally, the amendment permanently changed the minimum LIBOR on revolver borrowings from 0.00% to 0.75%. The Company was in compliance with all debt covenants, as amended, as of September 30, 2020.

9.    LEASES

Operating Leases

The Company is committed under various operating lease agreements primarily related to submerged tidelands, property and equipment.

Hard Rock Biloxi has an agreement with the State of Mississippi for the lease and use of approximately five acres of submerged tidelands for a primary term of thirty years, expiring September 30, 2037. Upon expiration of the primary term, Hard Rock Biloxi will have an option to extend the lease for a renewal term of thirty years. The renewal option has not been included in the calculation of the lease liability or right of use asset as the Company is not reasonably certain to exercise the option. Annual rent for the lease, as of September 30, 2020, is approximately $1.2 million and adjusts annually by the increase in the consumer price index (“CPI”). Future changes to the CPI are treated as variable lease payments and are recognized in the period in which the obligation for those payments is incurred.

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

The Company had operating lease liabilities of approximately $51.4 million and $17.2 million as of September 30, 2020 and December 31, 2019, respectively, and right of use assets of approximately $27.3 million and $17.2 million as of September 30, 2020 and December 31, 2019, respectively, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating leases:
Operating lease cost	$1,083	$544	$2,183	$1,885
Variable lease cost	13	8	37	44
Operating lease expense	1,096	552	2,220	1,929
Short-term lease expense	526	1,205	1,381	2,088
Total lease expense	$1,622	$1,757	$3,601	$4,017

Supplemental cash flow and other information for the three and nine months ended September 30, 2020, related to operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$543	$544	$1,642	$1,897
Right of use assets obtained in exchange for operating lease liabilities	$—	$—	$116	$18,771

	September 30, 2020	December 31, 2019
Weighted average remaining lease term	22.9	16.7
Weighted average discount rate	7.5%	6.8%

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of September 30, 2020, future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)	September 30, 2020
Remaining 2020	$3,593
2021	5,171
2022	4,928
2023	4,884
2024	4,834
Thereafter	84,658
Total	108,068
Less: present value discount	(56,619)
Operating lease obligations	$51,449

The Company also has leasing arrangements with third-party lessees at its properties. Leasing arrangements for which the Company acts as a lessor are not deemed material as of September 30, 2020 and December 31, 2019.

10.    EQUITY PLANS

The Company has two equity incentive plans: the 2010 BLB Worldwide Holdings, Inc. Stock Option Plan (the “2010 Option Plan”) and the 2015 Stock Incentive Plan (“2015 Incentive Plan”).

The 2010 Option Plan provided for options to acquire 2,455,368 shares of the Company’s common stock. Options granted to employees, officers and directors of the Company under the 2010 Option Plan vested on various schedules by individual as defined in the individual participants’ option agreements. Vested options can generally be exercised all or in part at any time until the tenth anniversary of the date of grant. Effective December 9, 2015, it was determined that no new awards would be granted under the 2010 Option Plan. During the three and nine months ended September 30, 2020, there were 19,564 options exercised at a weighted average exercise price of $4.31 per share and an aggregate intrinsic value of $84,000. As of September 30, 2020, there were 90,000 unexercised options outstanding.

The 2015 Incentive Plan provides for the grant of stock options, RSAs, RSUs and other stock-based awards (collectively, “restricted awards”) (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 2015 Incentive Plan provides for the issuance of up to 1,700,000 shares of the Company’s common stock. During the first quarter of 2020, the Company issued 483,860 RSUs under the 2015 Incentive Plan to eligible employees and executive management as part of its annual equity grant process. These RSUs vest ratably in three annual installments, the first of which vested during the first quarter of 2020. During the second quarter of 2020, 67,950 restricted awards were granted under the 2015 Incentive Plan and no restricted awards were granted in the quarter ended September 30, 2020. As of September 30, 2020, 777,551 shares were available for grant under the 2015 Incentive Plan.

The Company recognized total share-based compensation expense of $1.8 million and $1.0 million during the three months ended September 30, 2020 and 2019, respectively. The total income tax benefit for share-based compensation arrangements was $0.7 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. The Company recognized total share-based compensation expense of $9.5 million and $2.8 million during the nine months ended September 30, 2020 and 2019, respectively. The total income tax benefit for share-based compensation arrangements was $3.6 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Dover Downs Defined Benefit Pension Plan

As the Company consummated the acquisition of Dover Downs on March 28, 2019, the net periodic benefit (income) cost was immaterial for the three months ended March 31, 2019. The net periodic benefit (income) cost and other changes in plan assets and benefit obligations, excluding service cost, is set forth in the table below for the three and nine months ended September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Service cost	$—	$—	$—	$—
Interest cost	223	221	669	442
Expected return on plan assets	(357)	(325)	(1,071)	(650)
Net periodic benefit (income) cost	$(134)	$(104)	$(402)	$(208)

Contributions

Minimum pension contributions of $0.5 million are required to be made to the Dover Downs Pension Plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in 2020. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), minimum required contributions for single-employer pension plans, including quarterly contributions, that are otherwise due during calendar year 2020 are instead due January 1, 2021. The CARES Act requires that any delayed contributions be increased by interest accrued between the original due date and the date of delayed payment. In July 2020, the Company made a contribution of $0.3 million to the Dover Downs Pension Plan which included the minimum required contributions for both the first and second quarters of 2020, including all applicable interest after having elected not to make a contribution to the Dover Downs Pension Plan for the first quarter of 2020. In September 2020, the Company made a contribution of $0.2 million which represented a final payment for the 2019 plan year. Additionally, in October 2020, the Company made a contribution of $0.2 million to the Dover Downs Pension Plan to include the required contributions, and applicable interest, for the third quarter of 2020.

401(k) Plans

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering non-union employees and certain union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. Dover Downs also maintains a defined contribution 401(k) plan, which permits participation by substantially all of its employees. Total employer contribution expense to both 401(k) profit-sharing plans was $0.1 million and $0.6 million for the three and nine months ended September 30, 2020, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2019, respectively.

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

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Total share repurchase activity, including a private repurchase transaction, during the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2020	2019	2020	2019
Number of common shares repurchased	—	6,576,682	1,812,393	6,593,022
Total cost	$—	$162,705	$33,292	$163,114
Average cost per share, including commissions	$—	$24.74	$18.37	$24.74

The Company retired 10,892,083 and 1,431,980 shares of its common stock held in treasury during the nine months ended September 30, 2020 and 2019, respectively. There were no shares retired during the three months ended September 30, 2020 and 2019. The shares were returned to the status of authorized but unissued shares. As of September 30, 2020 there were no shares remaining in treasury.

During the nine months ended September 30, 2020 and 2019, the Company paid cash dividends of $0.10 per common share, for a total cost of approximately $3.2 million and $4.1 million, respectively. There were no cash dividends paid during the three months ended September 30, 2020 and 2019. As of September 30, 2020 and December 31, 2019, $84.9 million and $19.7 million, respectively, remained available for use under the above-mentioned $100 million capital return program. Pursuant to the terms of the amendment to the Credit Facility entered into on April 24, 2020, as noted in Note 8. “Long-term Debt,” the Company may not declare or pay dividends on its common stock or make other restricted payments (including repurchases of shares of its common stock) during the Leverage Ratio Covenant Relief Period.

13.    SEGMENT REPORTING

As of September 30, 2020, the Company had eight operating segments, Twin River Casino Hotel, Hard Rock Biloxi, Tiverton Casino Hotel, Dover Downs, the Black Hawk Casinos, Casino KC, Casino Vicksburg and Mile High USA. Beginning in the third quarter of 2020, the Company changed its reportable segments to better align with its strategic growth initiatives in light of recent and pending acquisitions. The growth and diversification achieved through the Company’s acquisitions has resulted in a change in the way the Company's chief operating decision maker makes operating decisions, assesses the performance of the business and allocates resources. As a result, the Company’s operating segments are aggregated into four reportable segments: Rhode Island, Mid-Atlantic, Southeast and West. As of September 30, 2020, the Company’s Rhode Island reportable segment includes Twin River Casino Hotel and Tiverton Casino Hotel, the Mid-Atlantic reportable segment includes only Dover Downs, the Southeast reportable segment includes Hard Rock Biloxi and Casino Vicksburg, the West reportable segment includes Casino KC and the Black Hawk Casinos. The “Other” category includes Mile High USA, an immaterial operating segment, and also includes interest expense for the Company and certain corporate operating expenses that are not allocated to the other segments, which include, among other expenses, share-based compensation, merger and acquisition costs, and certain non-recurring charges. Hard Rock Biloxi and Dover Downs were previously reported as “Biloxi” and “Delaware” reportable segments, respectively, and prior year amounts have been conformed into the new presentation. Black Hawk Casinos was previously included in the “Other’ category since its acquisition on January 23, 2020

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company is currently evaluating the impact that its pending acquisitions will have on its operating and reporting segments, however the expectation is that Shreveport will be reported with the Southeast, MontBleu with the West and Bally’s with Mid-Atlantic. No determination have been made on Evansville or Jumer’s.

The Company’s operations are all within the United States. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

The following table shows revenues, income (loss), and identifiable assets for each of the Company’s reportable segments and reconciles these to amounts shown in the Company’s condensed consolidated financial statements.

(in thousands)	Rhode Island	Mid-Atlantic	Southeast	West	Other	Total
Three Months Ended September 30, 2020
Total revenue	$39,393	$19,672	$36,731	$19,169	$1,659	$116,624
Income (loss) from operations	9,606	4,972	12,163	2,361	(5,719)	23,383
Income (loss) before provision for income taxes	9,606	4,942	12,175	2,361	(22,609)	6,475
Depreciation and amortization	4,096	1,475	2,712	1,567	82	9,932
Interest expense	—	30	—	—	16,920	16,950
Capital expenditures	320	594	888	1,216	100	3,118
Goodwill	83,101	1,047	54,987	47,436	—	186,571
Total assets	494,459	133,195	320,004	273,034	36,189	1,256,881

Three Months Ended September 30, 2019
Total revenue	$67,842	$25,893	$33,095	n/a	$2,479	$129,309
Income (loss) from operations	16,331	3,765	6,771	n/a	(5,416)	21,451
Income (loss) before provision for income taxes	16,332	3,711	6,782	n/a	(16,024)	10,801
Depreciation and amortization	4,779	1,322	2,181	n/a	47	8,329
Interest expense	—	55	—	n/a	11,406	11,461
Capital expenditures	2,068	1,170	1,125	n/a	192	4,555
Goodwill	83,101	770	48,934	n/a	—	132,805
Total assets	546,218	143,387	271,446	n/a	109,867	1,070,918

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	Rhode Island	Mid-Atlantic	Southeast	West	Other	Total
Nine Months Ended September 30, 2020
Total revenue	$99,626	$47,222	$79,349	$24,690	$3,809	$254,696
Income (loss) from operations	7,012	2,084	16,057	(7,763)	(18,139)	(749)
Income (loss) before provision for income taxes	7,068	1,977	16,083	(7,763)	(61,505)	(44,140)
Depreciation and amortization	13,629	4,393	7,213	2,591	228	28,054
Interest expense	—	107	—	—	43,581	43,688
Capital expenditures	2,807	1,492	2,018	1,543	706	8,566
Goodwill	83,101	1,047	54,987	47,436	—	186,571
Total assets	494,459	133,195	320,004	273,034	36,189	1,256,881

Nine Months Ended September 30, 2019
Total revenue	$236,823	$53,169	$96,245	n/a	$6,921	$393,158
Income (loss) from operations	79,202	5,627	17,840	n/a	(17,065)	85,604
Income (loss) before provision for income taxes	74,899	5,554	17,863	n/a	(40,921)	57,395
Depreciation and amortization	13,740	2,606	6,847	n/a	138	23,331
Interest expense	3,274	114	—	n/a	25,090	28,478
Capital expenditures	15,664	1,979	5,272	n/a	319	23,234
Goodwill	83,101	770	48,934	n/a	—	132,805
Total assets	546,218	143,387	271,446	n/a	109,867	1,070,918

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income (loss)	$6,723	$6,999	$(25,710)	$41,775

Weighted average common shares outstanding, basic	30,458	37,809	30,825	39,063
Weighted average effect of dilutive securities	177	116	—	120
Weighted average common shares outstanding, diluted	30,635	37,925	30,825	39,183

Per share data
Basic net income (loss)	$0.22	$0.19	$(0.83)	$1.07
Diluted net income (loss)	$0.22	$0.18	$(0.83)	$1.07

For the nine months ended September 30, 2020, there were 88,244 share-based awards that were considered anti-dilutive. There were no share based awards that were considered anti-dilutive for the three months ended September 30, 2020 and 2019 or for the nine months ended September 30, 2019.

TWIN RIVER WORLDWIDE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15.    SUBSEQUENT EVENTS

On October 9, 2020, the Company issued $125 million aggregate principal amount of its 6.75% Senior Notes due 2027. Refer to Note 8. “Long-Term Debt” for further information.

On October 27, 2020, the Company announced that it had entered into a definitive agreement to acquire the operations of Tropicana Evansville Casino in Evansville, Indiana from affiliates of Caesars and that it would lease the Evansville real property on which the casino is operated from GLPI, who has agreed to acquire it from an affiliate of Caesars. The Company also announced that it would sell its Dover Downs real estate to GLPI and lease it back from GLPI. Refer to Note 4. “Acquisitions” for further information.

On October 28, 2020, the Company announced it was changing its corporate name to Bally’s Corporation and will trade on the NYSE as “BALY” effective November 9, 2020.

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:
•the ongoing uncertainty caused by the COVID-19 pandemic (including recent increases in the number of positive tests), including uncertainty regarding its extent, duration and impact, the potential for future closures similar to those already experienced at all of our properties and the properties we have agreed to acquire, the negative perceptions of visiting properties that have large groups of people, and the costs to continue to comply with any mandated health requirements associated with the virus or necessary for our continued operations;
•the adverse impacts of the COVID-19 pandemic on our business as well as those of the businesses we have agreed to acquire, prospects, financial condition, operating results, liquidity and personnel, as well as its adverse impacts on capital markets and general economic conditions, including unemployment levels, which affect our guests’ spending habits;
•the actions by government officials at the federal, state or local level with respect to steps to be taken, including, without limitation, temporary or extended property closures, travel restrictions, social distancing and shelter-in-place and safer-at-home orders, in connection with the COVID-19 pandemic;
•the actions we and the operators of the businesses we have agreed to acquire have undertaken to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic, which could negatively impact guest loyalty and our ability to attract and retain employees;
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
•our ability to realize the anticipated benefit from our acquisitions of Dover Downs, Black Hawk Casinos, Casino KC and Casino Vicksburg, including, in the case of Casino KC, the anticipated benefits from the significant modifications that we plan to make to the property, and our proposed acquisition of the two properties from affiliates of Eldorado (“Eldorado Properties”) in Shreveport, Louisiana and Lake Tahoe, Nevada, Bally’s Atlantic City Hotel & Casino (“Bally’s Atlantic City”) from Caesars Entertainment Corporation (“Caesars”), Jumer’s Casino & Hotel (“Jumer’s”) in Rock Island, Illinois, from Delaware North Companies Gaming & Entertainment, Inc. (“Delaware North”) and Tropicana Evansville (“Tropicana Evansville”) in Evansville, Indiana from affiliates of Caesars including, without limitation, the anticipated operating results and other benefits we anticipate from these acquisitions;
•the risk that our acquisitions and other expansion opportunities divert management’s attention or cause us to incur substantial costs, or that we are otherwise unable to consummate one or all of the acquisitions or develop, profitably manage or successfully integrate the businesses we acquire;
•the risk that one or more closing conditions to our acquisitions of the Eldorado Properties, Bally’s Atlantic City, Jumer’s and Tropicana Evansville or our proposed disposition of the Dover Downs real property including certain regulatory approvals, may not be satisfied or waived, on a timely basis (due to the COVID-19 pandemic or otherwise), including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed acquisition or disposition or may require conditions, limitations or restrictions in connection with such approvals;
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

This list of risks and uncertainties, however, is only a summary of some of the most important factors that could cause our actual results to differ materially from those anticipated in forward-looking statements and is not intended to be exhaustive. You should carefully review the risks described under “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020 as updated under Part II, Item 1A, as well as any other cautionary language in our Quarterly Reports on Form 10-Q filed with the SEC on May 14, 2020, our Quarterly Report on Form 10-Q filed with the SEC on August 17, 2020 and in this Quarterly Report on Form 10-Q, as the occurrence of any of these events could adversely affect our business, financial condition or results of operations, and such adverse effect could be material.

Executive Overview

We are a Delaware corporation headquartered in Providence, Rhode Island, and a multi-jurisdictional owner of gaming and racing facilities, including slot machines, video lottery terminals (“VLTs”) and various casino table games, and restaurant and hotel facilities. Through our wholly owned subsidiary Twin River Management Group, Inc. (“TRMG”), we currently own and manage the Twin River Casino Hotel (“Twin River Casino Hotel”) in Lincoln, Rhode Island, the Tiverton Casino Hotel (“Tiverton Casino Hotel”) in Tiverton, Rhode Island, the Hard Rock Hotel & Casino (“Hard Rock Biloxi”) in Biloxi, Mississippi, the Dover Downs Hotel & Casino (“Dover Downs Casino Hotel”) in Dover, Delaware, the Golden Gates, Golden Gulch and Mardi Gras casinos (collectively, “Black Hawk Casinos”), Casino KC (“Casino KC”) in Kansas City, Missouri (formerly Isle of Capri Casino), Casino Vicksburg (“Casino Vicksburg”) in Vicksburg, Mississippi (formerly Lady Luck Casino Vicksburg), and the Arapahoe Park racetrack and 13 off-track betting licenses (“Mile High USA”) in Aurora, Colorado. As of September 30, 2020, when not under COVID-19 related restrictions, our casinos had an aggregate of over 518,424 square feet of gaming space, approximately 10,359 slot machines or VLTs, 300 gaming tables, 54 stadium gaming positions, 49 dining establishments, 26 bars, 1,290 hotel rooms and four entertainment venues.

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

Our recently completed and pending business acquisitions include:

•Dover Downs - On March 28, 2019, we completed our merger with Dover Downs Gaming & Entertainment Inc., which included Dover Downs Casino Hotel (“Dover Downs”), with Dover Downs becoming our indirect wholly-owned subsidiary (the “Merger”). As part of the Merger, Dover Downs shareholders received common stock of Twin River representing 7.225% of the equity of the combined company at closing. We expect to continue to operate the wholly-owned subsidiary as “Dover Downs, Inc.”
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

•Casino KC and Casino Vicksburg - On July 1, 2020, we completed our acquisition of the operations and real estate of Casino KC in Kansas City, Missouri and Casino Vicksburg in Vicksburg, Mississippi for an aggregate purchase price of $229.9 million in cash, subject to certain customary post-closing adjustments from Eldorado Resorts, Inc., a Nevada corporation (“Eldorado”).
•Eldorado Shreveport and MontBleu - On April 24, 2020, we entered into a definitive agreement with Eldorado and certain of its affiliates to acquire Eldorado Shreveport Resort and Casino operations and real estate, in Shreveport, Louisiana (“Shreveport”) and MontBleu Resort Casino & Spa operations in Lake Tahoe, Nevada (“MontBleu”) for an aggregate purchase price of $155.0 million, subject to customary post-closing adjustments. These acquisitions are expected to close in the first half of 2021 (with the Shreveport acquisition possibly occurring earlier than MontBleu in the first quarter of 2021), subject to receipt of required state regulatory approvals and satisfaction of other customary closing conditions.
•Bally’s Atlantic City - On April 24, 2020, we entered into a definitive agreement with Caesars Entertainment Corporation (“Caesars”) and VICI Properties Inc. to acquire certain assets of Bally’s Atlantic City Hotel & Casino in Atlantic City, New Jersey (“Bally’s Atlantic City”) and the property on which it operates, along with the license to build out a sports book and launch online sports and internet gaming for $25.0 million, subject to customary post-closing adjustments. We received an interim casino authorization form from state regulators on November 5, 2020 and the transaction is expected to close in mid-November 2020, subject to receipt of required state regulatory approvals and satisfaction of other customary closing conditions.
•Jumer’s Casino & Hotel - On September 30, 2020, we entered into an agreement with Delaware North Companies Gaming & Entertainment, Inc. to acquire Jumer’s Casino & Hotel (“Jumer’s”) in Rock Island, Illinois for a purchase price of $120.0 million in cash, subject to customary post-closing adjustments. The transaction is expected to close in the second quarter of 2021, subject to receipt of required regulatory approvals and satisfaction of other customary closing conditions.
•Tropicana Evansville - On October 27, 2020, we entered into an agreement with Caesars to acquire the operations of Tropicana Evansville Casino in Evansville, Indiana for a purchase price of $140.0 million. The transaction is expected to close in mid-2021, subject to receipt of required regulatory approvals and satisfaction of other customary closing conditions.
In connection with the acquisition of the Tropicana Evansville casino operations, an affiliate of Gaming & Leisure Properties, Inc. (“GLPI”) has agreed to acquire the real estate associated with the Tropicana Evansville Casino from the seller for $340 million and lease it back to the Company for $28.0 million per year, subject to escalation. GLPI has also agreed to acquire the real estate associated with our Dover Downs casino for a purchase price of $144.0 million and lease it back to the Company for $12.0 million per year, subject to escalation. Both leases are governed by a master lease agreement with GLPI which has an initial term of 15 years and includes four five-year options. Refer to Note 4. “Acquisitions” for further information.

Assuming the closing of our pending acquisitions, we will operate 15 properties in ten states. We believe these acquisitions have expanded and will, in the case of the pending acquisitions, further expand our operating footprint and diversify us from a financial standpoint, while continuing to mitigate our susceptibility to regional economic downturns, idiosyncratic regulatory changes and increases in regional competition.

Other Strategic Initiatives

On October 13, 2020, we announced that we acquired the Bally's brand name previously owned by Caesars Entertainment, Inc and on October 29, 2020, we announced that we were changing the Company’s corporate name to Bally’s Corporation and will trade on the NYSE as “BALY” effective November 9, 2020. We believe Bally’s is an iconic brand that is commensurate with the premier properties and amenities that define our diversified portfolio. The brand has a rich history of gaming and entertainment that will provide immediate and enhanced nationwide brand recognition. This is a significant part of our long-term growth strategy and acquiring this brand now accelerates our ability to execute it.

In addition to our growth initiatives and our recently closed and pending acquisitions noted above, we have targeted growth in our regional gaming, mobile and iGaming segments with the goal of becoming the industry leader in these segments in America. With our pending acquisitions we will now operate in ten states. The Company’s rapidly growing footprint will now allow it to serve the over 80 million customers that reside within the markets for our soon to be 14 premier casino properties. In addition, we anticipate that the customers in the Company’s database will increase to approximately 14 million and we intend to continue to grow our operations with the same discipline that we have always exercised. With the Bally brand and the unencumbered skins we have acquired and reserved in our portfolio, we can now unite our customer offerings across our various physical properties while having a singular online and mobile presence with a brand that is synonymous with gaming.

Segment Information

We consider each operating property, Twin River Casino Hotel, Hard Rock Biloxi, Dover Downs, Tiverton Casino Hotel, Black Hawk Casinos, Casino KC, Casino Vicksburg, and Mile High USA, as an operating segment. Beginning in the third quarter of 2020, we changed our reportable segments to better align with its strategic growth initiatives in light of recent and pending acquisitions. Refer to Note 13. “Segment Reporting” for further information. For purposes of financial reporting, our operating properties have been aggregated into the following four reportable segments: Rhode Island; Mid-Atlantic; Southeast; and West. The Company’s Rhode Island reportable segment includes Twin River Casino Hotel and Tiverton Casino Hotel. The Company’s Mid-Atlantic reportable segment includes only Dover Downs. The Company’s Southeast reportable segment includes Hard Rock Biloxi and Casino Vicksburg. The Company’s West reportable segment includes Casino KC and the Black Hawk Casinos. As of September 30, 2020, the Company has reported Mile High USA, an immaterial operating segment, and shared services provided by Twin River Management Group (our management subsidiary), in the “Other” category.

Prior to the onset of COVID-19, our properties historically generated strong free cash flow driven by income growth and low maintenance capital expenditures. Our Rhode Island and Delaware casinos do not bear the costs of slot machine acquisitions, replacements or maintenance, as these responsibilities are borne by the state, in each case, and are paid for, in effect, by these states’ gaming taxes on slot machine revenue.

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

On October 6, 2020, the Company and Rhode Island regulatory authorities amended their existing agreements to clarify the leverage ratio and capital expenditure requirements in light of COVID-related closures and curtailments. Under the amendments, in general, the Company is authorized to establish Adjusted EBITDA amounts by reference to pre-COVID performance levels, by property, for purposes of calculating compliance with the maximum leverage ratio, until such time as that property has no further COVID-related restrictions or its performance exceeds pre-COVID levels. This method of calculating Adjusted EBITDA for purposes of determining the leverage ratio applies to all existing properties as well as all properties acquired in the future. In addition, the amendment allows the Company to defer required capital expenditures from 2020 until 2021, and provides the State of Rhode Island discretion to further defer some of the required capital expenditures into 2022 depending on capital expenditure levels in 2021 and other factors.

Financial Impact of COVID-19

In the first nine months of 2020, we experienced unprecedented challenges resulting from the COVID-19 pandemic. In an effort to mitigate the spread of the virus, our regulators temporarily closed all of our properties by March 16, 2020. As of June 17, 2020, all of the Company’s properties, including the newly acquired Casino KC and Casino Vicksburg, had reopened and are operating in some capacity. The following is an update of re-openings and current operations by property:

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
•Hard Rock Biloxi - The Biloxi property re-opened to the general public, at 50% capacity, on May 21, 2020 with 41% of VLTs, all table games, with a three player limit, and 75% of the hotel rooms available to guests. Currently, Hard Rock Biloxi is still operating at 50% capacity with over 60% of VLTs and all table games, with a three player limit, available and the hotel is currently operating with all rooms available to guests.
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
•Casino KC - Casino KC re-opened, at 50% capacity, on June 1, 2020 with 70% of VLTs and 30% of table games, with a three player limit, available to guests. Casino KC is currently operating with almost 100% of VLTs and a limited number of table games, with a three player limit, available.
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

While we are working closely with government officials on operational aspects of our re-opened properties and our desire to get additional amenities online, we cannot predict the duration of any limitations the government or we may impose on our operations. Though our operations are partially open in each of our markets, continuing restrictions on our operations, the economic uncertainty that COVID-19 continues to cause and personal risk tolerances of our customers have caused our business to be negatively impacted. In light of the foregoing, we are unable to determine when, or if, our properties will return to pre-pandemic demand.

As a result of the current restrictions on our properties related to the COVID-19 pandemic and the uncertainty regarding when we will return to pre-pandemic demand, we have established a multi-faceted plan to slow the usage of our available liquidity, focus on employee and community matters and prepare our facilities for full re-opening.

Liquidity We are proactively managing expenses carefully in an effort to retain sufficient liquidity to last through these uncertain times and to fund the purchase price for the properties we have agreed to acquire. On May 11, 2020, we increased our term loan facility by $275 million, a portion of the proceeds of which were utilized to repay the outstanding borrowings under our revolving credit facility. On October 9, 2020, we issued an additional $125 million aggregate principal amount of 6.75% Senior Notes for a total of $525 million of Senior Notes due 2027. Though the timing of when or if we will be able to return to pre-pandemic demand is uncertain, we believe we are prepared for sustained restriction on cash flow from operations and believe that our current available cash balances and availability under our revolving credit facility are sufficient to provide necessary liquidity to meet all of our obligations including debt service and required capital expenditures for the foreseeable future.

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
•reduction of employee costs through measured levels of re-hiring aimed at matching demand as we begin to re-open our properties and expand our offerings and the suspension of employer 401(k) matching contributions; and
•suspension of dividend payments on our common stock as well as share repurchases under our Capital Return Program, each of which was a condition of the amendment we signed to our credit facility on April 24, 2020.

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
•the employee retention credit, providing a refundable federal tax credit equal to 50% of the first $10,000 of qualified wages and benefits, including qualified medical plan contributions, paid to employees while they are not performing services after March 12, 2020 and before January 1, 2021; and
•deferral of all employer Federal Insurance Contributions Act (“FICA”) taxes for the remainder of 2020, 50% payable by December 2021 and the remainder payable by December 2022.

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

Third Quarter and First Nine Months 2020 Results

We reported revenue and income from operations of $116.6 million and $23.4 million, respectively, for the three months ended September 30, 2020, compared to revenue and income from operations of $129.3 million and $21.5 million, respectively, for the same period last year. We reported revenue and loss from operations of $254.7 million and $0.7 million, respectively, for the nine months ended September 30, 2020, compared to revenue and income from operations of $393.2 million and $85.6 million, respectively, for the same period last year. The third quarter and first nine months of 2020 compared to the prior year comparable periods were negatively affected by the COVID-19 pandemic and the resulting closure of our properties from the second half of March into June 2020 and the continued limitation on our operations through the third quarter of 2020. Also impacting the third quarter of 2020 was our acquisition of Casino KC and Casino Vicksburg on July 1, 2020.

Other notable factors affecting our results for the three and nine months ended September 30, 2020 compared to the prior year comparable period are as follows:

•$19.0 million of revenue from Casino KC and Casino Vicksburg since the date of acquisition on July 1, 2020 through September 30, 2020;
•$5.7 million and $11.2 million of revenue from Black Hawk Casinos was included in operations since the date of acquisition on January 23, 2020 in the three and nine months ended September 30, 2020, respectively;
•goodwill and intangible asset impairment charges of $5.3 million and $3.3 million, respectively, attributable to changes in the preliminary fair value of net assets, which affected the initial goodwill resulting from the Black Hawk Casinos acquisition;
•operating margin of 20.05% in the third quarter of 2020 compared to 16.59% in the same period last year as we were able to leverage the shutdown of our properties resulting from COVID-19 and review and optimize our operations realizing meaningful new efficiencies in marketing and decreases in operating and general and administrative expenses;

•increase in interest expense of $5.5 million to $17.0 million for the third quarter of 2020 and $15.2 million to $43.7 million for the nine months ended September 30, 2020, as on May 10, 2019, the Company extended its balance sheet by entering into a new credit facility and issuing $400 million aggregate principal amount of senior notes and on May 11, 2020, increased its Term Loan Facility by $275 million; and
•a tax benefit of $0.2 million and $18.4 million in the three and nine months ended September 30, 2020, respectively, as compared to tax expense of $3.8 million and $15.6 million in the same comparable periods in 2019 driven by a reduction in pre-tax book income and the impact of the CARES Act on the federal rate applied during the three and nine months ended September 30, 2020.

Results of Operations

The following table presents, for the periods indicated, certain revenue and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Total revenue	$116.6	$129.3	$254.7	$393.2
Income (loss) from operations	23.4	21.5	(0.7)	85.6
Net income (loss)	6.7	7.0	(25.7)	41.8
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenue	100.0%	100.0%	100.0%	100.0%
Gaming, racing, hotel, food and beverage, retail, entertainment and other expenses	31.4%	36.8%	37.4%	34.8%
Advertising, general and administrative	37.7%	38.7%	46.2%	34.7%
Goodwill and asset impairment	—%	—%	3.4%	0.0%
Other operating costs and expenses	2.3%	1.5%	2.3%	2.8%
Depreciation and amortization	8.5%	6.4%	11.0%	5.9%
Total operating costs and expenses	80.0%	83.4%	100.3%	78.2%
Income (loss) from operations	20.0%	16.6%	(0.3)%	21.8%
Other income (expense)
Interest income	—%	0.6%	0.1%	0.4%
Interest expense	(14.5)%	(8.9)%	(17.2)%	(7.2)%
Loss on extinguishment and modification of debt	—%	—%	—%	(0.4)%
Other, net	—%	—%	—%	—%
Total other expense, net	(14.5)%	(8.2)%	(17.0)%	(7.2)%
Income (loss) before provision for income taxes	5.6%	8.4%	(17.3)%	14.6%
(Benefit) provision for income taxes	(0.2)%	2.9%	(7.2)%	4.0%
Net income (loss)	5.8%	5.4%	(10.1)%	10.6%
____________________________________________________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Performance

The following table sets forth certain financial information associated with results of operations for the three and nine months ended September 30, 2020 and 2019. Non-gaming revenue includes hotel, food and beverage and other revenue. Non-gaming expenses include hotel, food and beverage and retail, entertainment and other expenses. All amounts are before any allocation of corporate costs.

(In thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue:
Gaming and Racing revenue
Rhode Island	$35,327	$53,191	$(17,864)	(33.6)%	$82,745	$189,749	$(107,004)	(56.4)%
Mid-Atlantic	14,991	14,775	216	1.5%	33,149	29,929	3,220	10.8%
Southeast	28,532	21,244	7,288	34.3%	58,809	63,060	(4,251)	(6.7)%
West	17,806	—	17,806	100.0%	22,603	—	22,603	100.0%
Other	1,616	2,360	(744)	(31.5)%	3,702	6,657	(2,955)	(44.4)%
Total Gaming and Racing revenue	98,272	91,570	6,702	7.3%	201,008	289,395	(88,387)	(30.5)%
Non-gaming revenue
Rhode Island	4,066	14,651	(10,585)	(72.2)%	16,881	47,074	(30,193)	(64.1)%
Mid-Atlantic	4,681	11,118	(6,437)	(57.9)%	14,073	23,240	(9,167)	(39.4)%
Southeast	8,199	11,851	(3,652)	(30.8)%	20,540	33,185	(12,645)	(38.1)%
West	1,363	—	1,363	100.0%	2,087	—	2,087	100.0%
Other	43	119	(76)	(63.9)%	107	264	(157)	(59.5)%
Total Non-gaming revenue	18,352	37,739	(19,387)	(51.4)%	53,688	103,763	(50,075)	(48.3)%
Total revenue	116,624	129,309	(12,685)	(9.8)%	254,696	393,158	(138,462)	(35.2)%
Operating costs and expenses:
Gaming and Racing expenses
Rhode Island	$7,765	$12,297	$(4,532)	(36.9)%	$22,088	$41,248	$(19,160)	(46.5)%
Mid-Atlantic	3,468	4,924	(1,456)	(29.6)%	10,747	10,927	(180)	(1.6)%
Southeast	7,848	7,003	845	12.1%	18,278	21,176	(2,898)	(13.7)%
West	7,162	—	7,162	100.0%	9,539	—	9,539	100.0%
Other	1,434	1,598	(164)	(10.3)%	3,305	4,649	(1,344)	(28.9)%
Total Gaming and Racing expenses	27,677	25,822	1,855	7.2%	63,957	78,000	(14,043)	(18.0)%
Non-gaming expenses
Rhode Island	2,024	8,616	(6,592)	(76.5)%	10,508	26,631	(16,123)	(60.5)%
Mid-Atlantic	2,592	6,785	(4,193)	(61.8)%	9,687	14,259	(4,572)	(32.1)%
Southeast	3,221	6,361	(3,140)	(49.4)%	9,831	17,956	(8,125)	(45.2)%
West	1,069	—	1,069	100.0%	1,309	—	1,309	100.0%
Other	—	4	(4)	(100.0)%	3	9	(6)	(66.7)%
Total Non-gaming expenses	8,906	21,766	(12,860)	(59.1)%	31,338	58,855	(27,517)	(46.8)%
Advertising, general and administrative
Rhode Island	14,174	23,322	(9,148)	(39.2)%	40,483	67,284	(26,801)	(39.8)%
Mid-Atlantic	6,302	8,123	(1,821)	(22.4)%	17,516	16,740	776	4.6%
Southeast	9,175	9,757	(582)	(6.0)%	23,398	29,084	(5,686)	(19.6)%
West	6,169	—	6,169	100.0%	9,235	—	9,235	100.0%
Other	8,176	8,809	(633)	(7.2)%	26,962	23,213	3,749	16.2%
Total Advertising, general and administrative	43,996	50,011	(6,015)	(12.0)%	117,594	136,321	(18,727)	(13.7)%
Margins:
Gaming and Racing expenses as a percentage of Gaming and Racing revenue	28%	28%		—%	32%	27%		5%
Non-gaming expenses as a percentage of Non-gaming revenue	49%	58%		(9)%	58%	57%		1%
Advertising, general and administrative as a percentage of Total revenue	38%	39%		(1)%	46%	35%		11%

Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

Revenue

Revenue for the three months ended September 30, 2020 decreased 9.8%, or $12.7 million, to $116.6 million, from $129.3 million in the same period last year. Revenue for the nine months ended September 30, 2020 decreased 35.2%, or $138.5 million, to $254.7 million, from $393.2 million in the same period last year. Gaming and racing revenue for the three months ended September 30, 2020 increased 7.3%, or $6.7 million, to $98.3 million from $91.6 million in the same period last year. Gaming and racing revenue for the nine months ended September 30, 2020 decreased 30.5%, or $88.4 million, from $289.4 million in the same period last year. The decreases in total revenue and gaming and racing revenue for the nine months ended September 30, 2020 and in total revenue for the three months ended September 30, 2020 were driven by the mandated shut-down of our operations from mid-March of 2020 into June 2020 and the continued limitations on our operations in response to the COVID-19 pandemic. Decreases in revenue resulting from the pandemic were partially offset by revenue from the acquisition of the Black Hawk Casinos on January 23, 2020 which contributed $5.7 million and $11.2 million of revenue for the three and nine months ended September 30, 2020, respectively, and the acquisition of Casino KC and Casino Vicksburg on July 1, 2020 which contributed $19.0 million to revenue for the three and nine months ended September 30, 2020. The increase in gaming and racing revenues for the three months ended September 30, 2020 when compared to the comparable period in 2019 was partially caused by fewer player complimentaries (such as free hotel rooms) which are recorded as reductions to gaming revenues. We anticipate that our revenues for the three months ending December 31, 2020 will continue to be materially and negatively impacted by the ongoing restrictions on our properties resulting from COVID-19.

Operating costs and expenses

Gaming and racing expenses for the three months ended September 30, 2020 increased $1.9 million, or 7.2%, to $27.7 million from $25.8 million in the prior year comparable period and decreased $14.0 million, or 18.0%, to $64.0 million for the nine months ended September 30, 2020 from $78.0 million in the prior year comparable period. The increase in the third quarter of 2020 was driven by the inclusion of costs attributable to our Casino KC and Casino Vicksburg properties which were included in operations since their acquisition on July 1, 2020. The decrease for the nine months ended September 30, 2020 year-over-year were primarily attributable to the mandated shut-down of our facilities in mid-March of 2020 into June 2020 as of result of the COVID-19 pandemic and the operational restrictions and limitations on our properties in the third quarter of 2020, which we expect to continue in the fourth quarter of 2020.

Non-gaming expenses for the three months ended September 30, 2020 decreased $12.9 million, or 59.1%, to $8.9 million from $21.8 million in the same period last year. Non-gaming expenses for the nine months ended September 30, 2020 decreased $27.5 million, or 46.8%, to $31.3 million from $58.9 million in the same period last year. These decreases were primarily due to the minimization of variable costs of non-gaming amenities during the mandated shut-down of our properties and into the third quarter due to continued restrictions on operations.

Advertising, general and administrative

Advertising, general and administrative expenses for the three months ended September 30, 2020 decreased $6.0 million, or 12.0%, to $44.0 million from $50.0 million in the same period last year. Advertising, general and administrative expenses for the nine months ended September 30, 2020 decreased $18.7 million, or 13.7%, to $117.6 million from $136.3 million in the same period last year. The decrease in advertising, general and administrative expense year-over-year is primarily due to the shut down of operations at all of our facilities as a result of the COVID-19 pandemic from mid-March 2020 into June 2020 and the continued operational restrictions and limitations on our properties in the third quarter of 2020. The decrease was partially offset by an increase in share-based compensation expense for the three and nine months ended September 30, 2020 which increased $0.8 million and $6.7 million, respectively, compared to the same periods last year. These increases were directly attributable to the Company’s annual grant of restricted stock awards to eligible employees and executive management which occurred during the first quarter of 2020 with one-third of the restricted stock award vesting during the first quarter of 2020. In the prior year, the Company only granted equity awards to members of its board of directors and executive team with the grant occurring during the second quarter.

Acquisition, integration and restructuring expense

We incurred $2.7 million and $7.0 million of acquisition, integration and restructuring expense during the three and nine months ended September 30, 2020, respectively, compared to $1.9 million and $11.0 million in the prior year three and nine month periods, respectively. During the three months ended September 30, 2020, we incurred acquisition costs of $0.2 million and $0.5 million related to the recent acquisitions of the Black Hawk Casinos and Casino KC and Casino Vicksburg, respectively, and $0.9 million and $1.4 million during the nine months ended September 30, 2020, related to these acquisitions, respectively. During the three months ended September 30, 2020, we also incurred acquisition costs of $0.7 million for the proposed acquisition of Jumer’s. Additionally, during the three and nine months ended September 30, 2020, we incurred acquisition costs of $1.4 million and $4.0 million related to the recently announced proposed acquisitions of Eldorado Shreveport and MontBleu and Bally’s Atlantic City, respectively. During the three and nine months ended September 30, 2019 we also incurred $0.8 million of restructuring expenses related to severance costs incurred attributed to the acquisition of Dover Downs.

Other operating costs and expenses

During the nine months ended September 30, 2020, we recorded an impairment charge of $8.6 million as a result of an impairment analysis performed on goodwill and intangible assets acquired in connection with our acquisition of the Black Hawk Casinos due to current and expected future economic and market conditions surrounding the COVID-19 pandemic. A goodwill impairment charge adjustment in the amount of $(0.2) million was recorded during the three months ended June 30, 2020, which was attributable to changes in the preliminary fair value of net assets, which affected the initial goodwill resulting from the Black Hawk Casinos acquisition. Additionally, during the three and nine months ended September 30, 2020 we recorded gains on insurance recoveries of $10,000 and $1.0 million, respectively, related to proceeds received for a damaged roof at the Company’s Arapahoe Park racetrack. We did not incur other operating costs and expenses during the three and nine months ended September 30, 2019.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2020 was $9.9 million, an increase of $1.6 million, or 19.2%, compared to the same period last year. Depreciation and amortization for the nine months ended September 30, 2020 was $28.1 million, an increase of $4.7 million, or 20.2%, compared to the same period last year. These increases in depreciation and amortization expenses were attributable to the additions of Casino KC and Casino Vicksburg and the Black Hawk Casinos which contributed $1.4 million and $0.6 million in expenses during the three months ended September 30, 2020, respectively, and $1.4 million and $1.6 million in expenses during the nine months ended September 30, 2020, respectively. Depreciation and amortization expense at our Dover Downs property also increased $0.2 million and $1.8 million for the three and nine month periods, respectively, compared to the prior year given the timing of the closing of the acquisition in late March 2019.

Income (loss) from operations

Income from operations was $23.4 million for the three months ended September 30, 2020 compared to income from operations of $21.5 million in the comparable period in 2019. Loss from operations was $0.7 million for the nine months ended September 30, 2020 compared to income of $85.6 million in 2019. The three and nine month comparable periods in 2020 were both impacted negatively by the COVID-19 pandemic with the shut-down of our properties from mid-March 2020 into June 2020 and the continued operational restrictions experienced into the third quarter of 2020. The third quarter of 2020 benefited from strong results at our Hard Rock Biloxi property which contributed an additional $4.0 million to income from operations year-over-year in addition to the inclusion of Casino KC and Casino Vicksburg which contributed $4.2 million in the third quarter as the properties were acquired July 1, 2020.

Other income (expense)

Total other expense increased $6.3 million to $16.9 million for the three months ended September 30, 2020 compared to the same period last year and $15.2 million to $43.4 million for the nine months ended September 30, 2020 compared to the same period last year. Total other expense is primarily comprised of interest expense, which was $17.0 million for the three months ended September 30, 2020, an increase of $5.5 million from $11.5 million for the three months ended September 30, 2019, and $43.7 million for the nine months ended September 30, 2020, an increase of $15.2 million from $28.5 million for the nine months ended September 30, 2019, due to increased borrowings and higher weighted average interest rates year-over-year. The nine months ended September 30, 2019 also included a loss on extinguishment and modification of debt of $1.5 million as a result of the debt refinancing completed during the second quarter of 2019.

(Benefit) provision for income taxes

Provision for income taxes for the three months ended September 30, 2020 decreased $4.1 million to a benefit of $0.2 million. The effective tax rate for the quarter was (3.8)% compared to 35.2% for the three months ended September 30, 2019. Provision for income taxes for the nine months ended September 30, 2020 decreased $34.1 million to a benefit of $18.4 million. This benefit can be attributed to the impact of the CARES Act on the federal rate applied during the third quarter of 2020 related to newly acquired properties in Kansas City and Vicksburg. The effective tax rate for the nine months ended September 30, 2020 was 41.8% compared to 27.2% for the nine months ended September 30, 2019. The change year over year was driven by a reduction in pre-tax book income and the impact of the CARES Act on the federal rate applied during 2020.

Net income (loss) and earnings (loss) per share

Net income for the three months ended September 30, 2020 was $6.7 million, a decrease of $0.3 million, or 3.9%, from income of $7.0 million in the same period last year. As a percentage of revenue, net income increased to 5.8% for the three months ended September 30, 2020 compared to 5.4% for the three months ended September 30, 2019. Net loss for the nine months ended September 30, 2020 was $25.7 million, a decrease of $67.5 million, or 161.5%, from net income of $41.8 million in the same period last year. As a percentage of revenue, net income decreased from 10.6% for the nine months ended September 30, 2019 to net loss of 10.1% for the nine months ended September 30, 2020. Diluted earnings per share for the three months ended September 30, 2020 and 2019 was $0.22 and $0.18, respectively. Diluted loss per share was $0.83 for the nine months ended September 30, 2020 compared to diluted earnings per share of $1.07 for the same period last year. These changes were impacted by the factors noted above and share repurchases under our capital return program during the year.

Adjusted EBITDA by Segment

Consolidated Adjusted EBITDA was $38.0 million for the three months ended September 30, 2020, up 6.8% from $35.6 million in the same period last year. Adjusted EBITDA for the Mid-Atlantic and Southeast segments were $7.3 million and $16.4 million, representing increases of 20.6% and 67.0%, respectively, compared to the prior year. Consolidated Adjusted EBITDA also includes the addition of Adjusted EBITDA from the West segment of $4.7 million. These increases were partially offset by the decline in Adjusted EBITDA from the Rhode Island segment which at $15.1 million, reflected a decrease of 36.3% from the same period last year.

Consolidated Adjusted EBITDA was $49.3 million for the nine months ended September 30, 2020, down 61.1% from $126.9 million in the same period last year. Adjusted EBITDA for the Rhode Island, Mid-Atlantic and Southeast segments were $24.8 million, $8.7 million and $27.3 million for the nine months ended September 30, 2020, representing decreases of 75.6%, 22.7% and 3.1%, respectively, compared to the prior year’s comparable periods.

The following tables reconcile Adjusted EBITDA, a non-GAAP measure, to net income, as derived from our financial statements (in thousands):

	Three Months Ended September 30, 2020
	Rhode Island	Mid-Atlantic	Southeast	West	Other	Total
Revenue	$39,393	$19,672	$36,731	$19,169	$1,659	$116,624

Net income (loss)	7,121	3,581	9,630	1,751	(15,360)	6,723
Interest expense, net of interest income	—	30	(12)	—	16,890	16,908
Provision (benefit) for income taxes	2,485	1,361	2,545	610	(7,249)	(248)
Depreciation and amortization	4,096	1,475	2,712	1,567	82	9,932
Acquisition, integration and restructuring expense	—	—	—	—	2,740	2,740
Expansion and pre-opening expenses	579	—	—	—	—	579
Share-based compensation	—	—	—	—	1,799	1,799
CARES Act credit (1)	(909)	—	(84)	(70)	—	(1,063)
Credit Agreement amendment expenses(2)	—	—	—	—	332	332
Gain on insurance recoveries (3)	—	—	—	—	(10)	(10)
Other (4)	—	—	—	—	313	313
Allocation of corporate costs	1,728	863	1,612	841	(5,044)	—
Adjusted EBITDA	$15,100	$7,310	$16,403	$4,699	$(5,507)	$38,005
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
(4) Other includes the following items for the period (i) expenses incurred associated with the Rhode Island State Police investigation into a former tenant in the Lincoln property and a former employee of the Company, (ii) expenses incurred associated with the campaign attempting to create an open bid process for the Rhode Island Lottery Contract and (iii) non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements).

	Three Months Ended September 30, 2019
	Rhode Island	Mid-Atlantic	Southeast	Other	Total
Revenue	$67,842	$25,893	$33,095	$2,479	$129,309

Net income	11,870	2,683	5,352	(12,906)	6,999
Interest expense, net of interest income	(1)	55	(11)	10,608	10,651
Provision for income taxes	4,462	1,028	1,430	(3,118)	3,802
Depreciation and amortization	4,779	1,322	2,181	47	8,329
Non-operating income	—	(1)	—	—	(1)
Acquisition, integration and restructuring expense	404	175	—	1,351	1,930
Share-based compensation	—	—	—	1,028	1,028
Professional and advisory fees associated with capital return program	—	—	—	1,797	1,797
Credit agreement amendment expenses(1)	—	—	—	522	522
Other(2)	100	—	(152)	593	541
Allocation of corporate costs	2,092	798	1,021	(3,911)	—
Adjusted EBITDA	$23,706	$6,060	$9,821	$(3,989)	$35,598
__________________________________
(1) Credit Agreement amendment expenses include costs associated with amendments made to the Company’s Credit Agreement.
(2) Other includes the following items for the period (i) expenses incurred associated with the Rhode Island State Police investigation into a former tenant in the Lincoln property and a former employee of the Company, (ii) expenses incurred associated with the campaign attempting to create an open bid process for the Rhode Island Lottery Contract, (iii) non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements), and (iv) storm-related repair expenses, net of insurance recoveries, associated with damage from Hurricane Nate at Hard Rock Biloxi.

	Nine Months Ended September 30, 2020
	Rhode Island	Mid-Atlantic	Southeast	West	Other	Total
Revenue	$99,626	$47,222	$79,349	$24,690	$3,809	$254,696

Net (loss) income	5,173	1,429	12,696	(4,986)	(40,022)	(25,710)
Interest expense, net of interest income	(56)	107	(25)	—	43,365	43,391
(Benefit) provision for income taxes	1,895	548	3,387	(2,777)	(21,483)	(18,430)
Depreciation and amortization	13,629	4,393	7,213	2,591	228	28,054
Acquisition, integration and restructuring expense	—	20	—	—	6,964	6,984
Expansion and pre-opening expenses	579	—	—	—	—	579
Goodwill and asset impairment	—	—	—	8,554	—	8,554
Share-based compensation	—	—	—	—	9,468	9,468
Professional and advisory fees associated with capital return program	—	—	—	—	(17)	(17)
CARES Act credit (1)	(2,378)	(580)	(570)	(370)	(50)	(3,948)
Credit Agreement amendment expenses(2)	—	—	—	—	723	723
Gain on insurance recoveries (3)	—	—	—	—	(1,036)	(1,036)
Other (4)	—	—	—	(370)	731	731
Allocation of corporate costs	5,908	2,775	4,570	1,224	(14,477)	—
Adjusted EBITDA	$24,750	$8,692	$27,271	$4,236	$(15,606)	$49,343
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

(4) Other includes the following items for the period (i) expenses incurred associated with the Rhode Island State Police investigation into a former tenant in the Lincoln property and a former employee of the Company, (ii) expenses incurred associated with the campaign attempting to create an open bid process for the Rhode Island Lottery Contract, (iii) non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements), and (iv) costs incurred in connection with the implementation of a new human resources information system.

	Nine Months Ended September 30, 2019
	Rhode Island	Mid-Atlantic	Southeast	Other	Total
Revenue	$236,823	$53,169	$96,245	$6,921	$393,158

Net income	54,645	4,014	14,100	(30,984)	41,775
Interest expense, net of interest income	3,265	114	(23)	23,545	26,901
Provision for income taxes	20,254	1,540	3,763	(9,937)	15,620
Depreciation and amortization	13,740	2,606	6,847	138	23,331
Non-operating income	—	(39)	—	(144)	(183)
Acquisition, integration and restructuring expense	404	1,097	—	9,546	11,047
Share-based compensation	—	—	—	2,807	2,807
Professional and advisory fees associated with capital return program	—	—	—	3,500	3,500
Credit agreement amendment expenses(1)	1,038	—	—	1,113	2,151
Other(2)	(419)	—	123	285	(11)
Allocation of corporate costs	8,311	1,910	3,341	(13,562)	—
Adjusted EBITDA	$101,238	$11,242	$28,151	$(13,693)	$126,938
__________________________________
(1) Credit Agreement amendment expenses include costs associated with amendments made to the Company’s Credit Agreement.
(2) Other includes the following items for the period (i) non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements) and (ii) a pension audit payment representing an adjustment to a charge for out-of-period unpaid contributions, inclusive of estimated interest and penalties, to one of the Company’s multi-employer pension plans, (iii) storm-related repair expenses, net of insurance recoveries, associated with damage from Hurricane Nate at Hard Rock Biloxi, and (iv) costs incurred in connection with the implementation of a new human resources information system.

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

Liquidity and Capital Resources

Cash flow summary

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net cash provided by operating activities	$1,711	$72,702
Net cash used in investing activities	(288,513)	(33,925)
Net cash provided by financing activities	218,154	114,451

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2020 was $1.7 million, compared to net cash provided by operating activities of $72.7 million for the nine months ended September 30, 2019. This decrease was primarily attributable to a $67.5 million decrease in net income due to the mid-March 2020 shut-down of our facilities in response to the COVID-19 pandemic and operating restrictions applicable to our properties following re-opening and the negative changes in working capital cash flows of $17.0 million, partially offset by goodwill and intangible asset impairment charges of $8.6 million and a $6.7 million increase in share-based compensation, primarily attributable to the Company’s annual grant of restricted stock awards which occurred during the first quarter of 2020.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $288.5 million, an increase of $254.6 million compared to the nine months ended September 30, 2019. The change was primarily driven by the $225.5 million cash outlay for the acquisition of Casino KC and Casino Vicksburg and $50.5 million for the acquisition of Black Hawk Casinos compared to $9.6 million paid for the acquisition of Dover Downs in the prior year’s comparable period, partially offset by the decrease in capital expenditures of $14.7 million when compared to the prior year’s comparable period. The nine months ended September 30, 2020 also includes a $4.0 million deposit paid during the third quarter of 2020 related to our acquisition of Jumer’s in September 2020, $2.0 million of which is nonrefundable.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $218.2 million, compared to $114.5 million for the nine months ended September 30, 2019. Cash provided by financing activities in the first nine months of 2020 was driven by $261.2 million of borrowings, net of fees, on our additional term loan offset by $33.3 million spent on share repurchases and cash dividends paid of $3.2 million under our capital return program. Cash provided by financing activities in the same period last year was driven by proceeds received from the Term Loan Facility and Senior Notes (both defined below) net of fees incurred, of $683.2 million, partially offset by debt repayments of $343.2 million on our previous term loan and the required quarterly payments on our new Term Loan Facility. We also paid $163.1 million to repurchase shares of our common stock, including shares repurchased in connection with our Dutch auction tender offer completed in July 2019, during the third quarter of 2019 under our capital return program.

Working capital

At September 30, 2020, our net working capital balance was $98.7 million compared to $155.2 million at December 31, 2019. The decrease in working capital of $56.6 million was primarily attributable to a decrease in our cash and cash equivalents balance to $115.0 million as of September 30, 2020 compared to $182.6 million at December 31, 2019 as a result of the timing of transactions in each respective period, as noted above.

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

The Company will not be permitted to declare or pay dividends on its common stock or make other restricted payments, complete investments or acquisitions (other than those previously announced or to which the lenders consent) during the Leverage Ratio Covenant Relief Period, and the interest rates on the Revolving Credit Facility borrowings are LIBOR + 2.75% during the Leverage Ratio Covenant Relief Period. Additionally, the amendment permanently changed the minimum LIBOR on Revolver borrowings from 0.00% to 0.75%.

On May 11, 2020, the Company closed on an amendment to its Credit Facility to increase its Term Loan Facility by $275 million. Borrowings under the increased Term Loan Facility will bear interest at LIBOR + 8.00% per annum with a 1.00% LIBOR floor through the May 10, 2026 maturity date. Upon closing, the Company repaid the full $250 million it had outstanding under its Revolving Credit Facility. The financing satisfied the financing contingency in the agreement to acquire Shreveport and MontBleu from Eldorado.

6.75% Senior Notes due 2027

On May 10, 2019, the Company issued $400.0 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 (the “Initial Notes”). On October 9, 2020, the Company issued an additional $125.0 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 (the “Additional Notes” and, together with the Initial Notes, the “Senior Notes”). The Additional Notes, other than with respect to the date of issuance and issue price, are identical to the Initial Notes, and are treated as a single class with the Initial Notes for all purposes under the indenture governing the Senior Notes (the “Indenture”). Immediately after giving effect to the issuance and sale of the Additional Notes, the Company had $525.0 million in aggregate principal amount of Senior Notes outstanding. Interest on the Senior Notes is paid semi-annually in arrears on June 1 and December 1. The Company used a portion of the net proceeds from the Initial Notes, together with a portion of the proceeds from its Term Loan Facility, to repay borrowings under its retired bank credit facility.

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

On February 10, 2020, the Board of Directors approved an increase in the capital return program of $100.0 million. During the first quarter of 2020, the Company repurchased 1,581,813 common shares for an aggregate price of $29.7 million under the capital return program as well as paid a cash dividend of $0.10 per common share for approximately $3.2 million. As of September 30, 2020, there was $84.9 million available under the capital return program.

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

For the nine months ended September 30, 2020, capital expenditures were $8.6 million, compared to $23.2 million in the same period last year. As a result of the COVID-19 pandemic, all major projects are currently suspended and we have greatly reduced our expected spend for the remainder of the 2020 fiscal year. We intend to move forward with our proposed Casino KC redevelopment project for approximately $40 million as we believe it will enhance the property and guest experience, and drive growth and our return on investment. However, with the timing of the close and the need for required approvals, this is expected to occur primarily in 2021. Additionally, subsequent to the closing of the pending acquisition of Bally’s Atlantic City, we plan to invest approximately $90 million over a span of five years to refurbish and upgrade its facilities and expand its amenities.

The COVID-19 pandemic has caused, and is continuing to cause, significant disruption in the financial markets both globally and in the United States, and will continue to impact, possibly materially, our business, financial condition and results of operations. We cannot predict the degree, or duration, to which our operations will be affected by the COVID-19 outbreak, and the effects could be material. While we believe our strong liquidity position, valuable unencumbered assets and aggressive cost reduction initiatives will enable us to fund our current obligations, the COVID-19 pandemic has resulted in significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future. We continue to monitor the rapidly evolving situation and guidance from authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to further adjust our operating plan, including ongoing restrictions to operations and potential future closings of our properties. Because the situation is ongoing, and because the duration and severity of the pandemic remain unclear, it is difficult to forecast any impacts on our future results. We currently expect the COVID-19 outbreak to continue to impact our operations for the fourth quarter of 2020. All of our properties are currently open for business in some capacity and we expect to be able to offer additional service offerings as restrictions are eased.

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

Changes in Internal Control over Financial Reporting

On January 23, 2020, the Company completed its acquisition of the Black Hawk Casinos. On July 1, 2020 the Company completed its acquisition of Casino KC and Casino Vicksburg. See Note 4 “Acquisitions” included in Part I. Item 1 of this Quarterly Report on Form 10-Q for a discussion of the acquisitions and related financial data. The Company is currently in the process of integrating the Black Hawk Casinos’, Casino KC’s and Casino Vicksburg’s internal controls over financial reporting. Except for the inclusion of the Black Hawk Casinos, Casino KC and Casino Vicksburg, there has been no change in our internal control over financial reporting that occurred during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The global spread of the COVID-19 pandemic has been, and continues to be, complex and rapidly evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, stay-at-home directives, requirements that individuals wear masks or other face coverings, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, concerts, conferences and meetings, and quarantines and lock-downs. The pandemic and its consequences have dramatically reduced travel and demand for hotel rooms and other casino resort amenities, which has had a negative impact on our results for the three and nine months ended September 30, 2020 and which we expect will continue to impact results for the quarter ending December 31, 2020 and potentially thereafter as a result of the continued spread of the pandemic. In particular, all of our properties had previously been required to close and are currently operating under various reduced capacities and other operating restraints and will continue to do so for an undetermined period of time pursuant to various state and local government regulations, orders or directives.

The extent to which the COVID-19 pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic (and whether there is a continued resurgence in new cases, hospitalizations or deaths in the future or whether a vaccine or other therapeutics become widely available); the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence even after travel advisories and restrictions are lifted; the ability of us and our business partners to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and limiting or banning leisure, casino and entertainment activities; and how quickly economies, travel activity, and demand for gaming, entertainment and leisure activities recovers after the pandemic subsides. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our other filings with the Securities and Exchange Commission. As a result of the foregoing, we cannot predict the ultimate scope, duration and impact the COVID-19 pandemic will have on our results of operations, but we expect that it will continue to have a material and adverse impact on our business, financial condition, liquidity, results of operations (including revenues and profitability) and stock price.

In addition, although we are reviewing and may seek additional available benefits under the CARES Act, we cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the benefits we seek to access under the CARES Act have not previously been administered on the present scale or at all. Government or third party program administrators may be unable to cope with the volume of applications in the near term and any benefits we receive may not be as extensive as those for which we apply, may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we contemplate. If the U.S. government or any other governmental authority agrees to provide crisis relief assistance that we accept, it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full. We cannot assure you that any such government crisis relief assistance will not significantly limit our corporate activities or be on terms that are favorable to us. Such restrictions and terms could adversely impact our business and operations.

All of the properties that we currently own, as well as those we have agreed to acquire, are currently operating at less than full capacity and without all available amenities, and we are unable to predict when all, or any of, such properties will return to pre-pandemic operating level, or the period of time required for the ramp-up of operations.

All of our properties and those we have agreed to acquire are currently operating under reduced capacity and other restrictions and without all available amenities pursuant to state and local government requirements as a result of the unprecedented public health crisis from the COVID-19 pandemic. As a result, these properties are predominately generating less than pre-pandemic levels of revenue.

While we have engaged in cost reduction efforts in connection with the restrictions, we still have significant fixed and variable expenses, which will adversely affect our profitability. Furthermore, while we are working closely with government officials on plans to fully re-open our properties when the government restrictions are lifted, we cannot predict the duration or any additional limitations the government or we may impose on our operations. Currently our operations include some combination of screening of employees and guests upon entrance of the properties, thermal imaging cameras, enforcement of social distancing guidelines, including spacing between VLTs and limited or no table games, frequent cleaning and sanitizing protocols for all areas, mask protection and public awareness signage. In addition, we have experienced, and may continue to experience, weakened demand at our properties in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when all our properties will return to pre-pandemic demand, but we expect that the impact will have a material impact on our consolidated results of operations during 2020 and potentially thereafter, particularly if new cases, hospitalizations and deaths in our markets continue to rise in 2020 or in 2021.

We have undertaken actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic, which could negatively impact guest loyalty and our ability to attract and retain employees.

As a result of the closures we experienced in the second quarter, the current restrictions on operations at all of our properties and the continued uncertainty regarding the duration and severity of this pandemic, we have taken steps to reduce operating costs and improve efficiencies, including furloughing employees. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty or our ability to attract and retain employees, and our reputation may suffer as a result. For example, if all of our furloughed employees do not return to work with us when the COVID-19 pandemic subsides, including because they find new employment during the furlough, we may experience operational challenges that may impact our ability to resume operations in full. We may also face demands or requests from labor unions that represent our employees, whether in the course of our periodic renegotiation of our collective bargaining agreements, through effects bargaining relating to the shut down and/or reopening of our operations, or otherwise, for additional compensation, healthcare benefits or other terms as a result of the COVID-19 pandemic that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans. These properties we have agreed to acquire face similar challenges.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 14, 2019, the Company announced that its Board of Directors approved a capital return program under which Twin River may expend a total of up to $250 million for a share repurchase program and payment of dividends. On February 10, 2020, the Board of Directors approved an additional $100 million for stock repurchases and payment of dividends. Share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated share repurchase programs, tender offers or other transactions. The amount, timing and terms of any capital transactions will be determined based on prevailing market conditions and other factors, and may be suspended or discontinued at any time. There is no fixed time period to complete the capital returns. However, the Company is not permitted to declare or pay dividends on its common stock or make other restricted payments (including repurchases of shares of its common stock), complete investments or acquisitions (other than those previously announced or to which the lenders consent) during the Leverage Ratio Covenant Relief Period.

There have been no repurchases by the Company of its common stock for the quarter ended September 30, 2020.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Bylaws effective October 13, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on October 15, 2020)
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on October 29, 2020)

4.1
Third Supplemental Indenture, dated October 9, 2010, among Twin River Worldwide Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on October 9, 2020)

10.1*	Second Amendment to the Amended and Restated Regulatory Agreement, dated October 6, 2020.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Twin River Worldwide Holdings, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2020, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 6, 2020.

TWIN RIVER WORLDWIDE HOLDINGS, INC.

By:	/s/ STEPHEN H. CAPP
Stephen H. Capp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)