Form 10-K
period 2020-12-31
Bally's Corp
filed 2021-03-10
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-38850
BALLY’S CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-0904604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Westminster Street, Providence, RI 02903
(Address of principal executive offices) (Zip Code)
(401) 475-8474
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value of $0.01 per share	BALY	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒     No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2020 based on the closing price on the New York Stock Exchange for such date, was approximately $389.0 million.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 19, 2021
Common stock, $0.01 par value	30,913,329
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2021 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

BALLY’S CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the securities laws. Forward-looking statements are statements as to matters that are not historical facts, and include statements about our plans, objectives, expectations and intentions.

Forward-looking statements are not guarantees and are subject to risks and uncertainties. Forward-looking statements are based on our current expectations and assumptions. Although we believe that our expectations and assumptions are reasonable at this time, they should not be regarded as representations that our expectations will be achieved. Actual results may vary materially. Forward-looking statements speak only as of the time of this Annual Report on Form 10-K and we do not undertake to update or revise them as more information becomes available, except as required by law.

Important factors beyond those that apply to most businesses, some of which are beyond our control, that could cause actual results to differ materially from our expectations and assumptions include, without limitation:
•uncertainties surrounding the COVID-19 pandemic, including limitations on our operations, increased costs, changes in customer attitudes, impact on our employees and the ongoing impact of COVID-19 on general economic conditions;
•unexpected costs, difficulties integrating and other events impacting our recently completed and proposed acquisitions and our ability to realize anticipated benefits;
•risks associated with our rapid growth, including those affecting customer and employee retention, integration and controls;
•risks associated with the impact of the digitalization of gaming on our casino operations, our expansion into iGaming and sports betting and the highly competitive and rapidly changing aspects of our new interactive businesses generally;
•the very substantial regulatory restrictions applicable to us, including costs of compliance;
•restrictions and limitations in agreements to which we are subject, including our debt, could significantly affect our ability to operate our business and our liquidity; and
•other risks identified in Part I. Item 1A. “Risk Factors” in this Annual Report on Form 10‑K.

The foregoing list of important factors is not exclusive and does not include matters like changes in general economic conditions that affect substantially all gaming businesses.

You should not to place undue reliance on our forward-looking statements.

PART I
ITEM 1.    BUSINESS

Unless otherwise specified, references to the “Company,” “Bally’s,” “we,” “our” or “us” in this Annual Report on Form 10-K mean Bally’s Corporation and all entities included in our consolidated financial statements. See the consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for information regarding our financial performance.

Overview

Our objective is to be a leading omni-channel gaming and interactive entertainment company.

We are already a leading owner and operator of land-based casinos in seven states in the United States:

Property	Location	Type	Built/Acquired	Gaming Square Footage	Slot Machines	Table Games	Hotel Rooms	Food and Beverage Outlets	Racebook	Sportsbook
Twin River Casino Hotel	Lincoln, RI	Casino and Hotel	2007	168,072	4,067	114	136	21	Yes	Yes
Hard Rock Biloxi	Biloxi, MS	Casino and Resort	2007	50,984	983	55	479	18	No	Yes
Tiverton Casino Hotel	Tiverton, RI	Casino and Hotel	2018	33,840	1,000	32	83	7	Yes	Yes
Dover Downs Hotel and Casino	Dover, DE	Casino, Hotel and Raceway	2019	84,075	2,060	37	500	14	Yes	Yes
Black Hawk Casinos(1)	Black Hawk, CO	3 Casinos	multiple	34,632	570	33	—	8	No	Yes
Casino KC	Kansas City, MO	Casino	2020	39,788	848	17	—	3	No	No
Casino Vicksburg	Vicksburg, MS	Casino and Hotel	2020	32,608	499	8	89	4	No	Yes
Bally’s Atlantic City	Atlantic City, NJ	Casino and Hotel	2020	83,569	1,481	93	1,214	10	No	Yes
Eldorado Resort Casino Shreveport	Shreveport, LA	Casino and Hotel	2020	49,916	1,382	54	403	6	No	No
(1) Includes the Golden Gates, Golden Gulch and Mardi Gras casinos.

We acquired the rights to the name “Bally’s” in 2020 as part of our strategy to become a leading U.S. full-service sports betting/iGaming company with physical casinos and online gaming solutions united under a single, prominent brand. We have taken other key steps to build our iGaming and sports betting business in the past year, including:
•entering into a strategic partnership with Sinclair Broadcast Group (“Sinclair”) to leverage the Bally’s brand and combine our sports betting technology with Sinclair’s expansive natural footprint, which includes 188 local TV stations, 19 regional sports networks, the STIRR streaming service, the Tennis Channel and five stadium digital TV and internet sports networks; and
•signing definitive agreements to acquire Bet.Works, a sports betting platform provider to operators in Colorado, New Jersey, Indiana and Iowa, and Monkey Knife Fight (“MKF”), the third-largest fantasy sports platform in North America.
•acquiring SportsCaller, a leading B2B free-to-play (“FTP”) game provider, in early 2021.

We are a Delaware corporation with our global headquarters in Providence, Rhode Island.

Our Operating Structure

As of December 31, 2020, the Company had ten operating segments; Twin River Casino Hotel, Hard Rock Biloxi, Dover Downs, Tiverton Casino Hotel, Black Hawk Casinos, Casino KC, Casino Vicksburg, Bally’s Atlantic City, Shreveport and Mile High USA. Beginning in the third quarter of 2020, we changed our reportable segments to better align with our strategic growth initiatives in light of recent and pending acquisitions. For purposes of financial reporting, our operating properties have been aggregated into the following four reportable segments:
•Rhode Island - includes Twin River Casino Hotel and Tiverton Casino Hotel.
•Mid-Atlantic - includes Dover Downs and Bally’s Atlantic City
•Southeast - includes Hard Rock Biloxi, Casino Vicksburg and Shreveport
•West - includes Casino KC and the Black Hawk Casinos.

The Company reports Mile High USA, an immaterial operating segment, and shared services provided by Twin River Management Group (our management subsidiary), in the “Other” category.

Prior to the onset of COVID-19, our properties generated strong free cash flow driven by income growth and low maintenance capital expenditures. Our Rhode Island and Delaware casinos do not bear the costs of slot machine acquisitions, replacements or maintenance, as these responsibilities are borne by the state, in each case, and are paid for, in effect, by these states’ gaming taxes on slot machine revenue.

Our casino operations are all within the U.S. Refer to Note 18 “Segment Reporting” to our consolidated financial statements presented in Part II, Item 8 for additional information.

Our Strategy

Recent and Pending Acquisitions

We seek to continue to grow our business by actively pursuing the acquisition and development of new gaming opportunities and reinvesting in our existing operations. We believe that interactive gaming, including mobile sports betting and iGaming represents a significant strategic opportunity for future growth of the Company. In addition, we seek to increase revenues at our brick and mortar casinos through enhancing the guest experience by providing popular games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service.

Our recent and pending business acquisitions include:
•Dover Downs - On March 28, 2019, we completed our merger with Dover Downs, with Dover Downs becoming our indirect wholly owned subsidiary and Dover Downs shareholders receiving common stock of Bally’s representing 7.225% of the equity of the combined company at closing.
•Black Hawk Casinos - On January 23, 2020 we acquired three casino properties in Black Hawk, Colorado (Golden Gates, Golden Gulch and Mardi Gras) from a subsidiary of Affinity Gaming (“Affinity”) for $53.8 million in cash, subject to customary post-closing adjustments. On November 5, 2019, Proposition DD was passed by the voters of Colorado, legalizing sports gambling in the state. As a result of this new legislation, we received three sports betting licenses in Colorado through the acquisition of the Black Hawk Casinos. We have entered into separate agreements with DraftKings Inc. and FanDuel Group to provide sportsbook products through these licenses.
•Casino KC and Casino Vicksburg - On July 1, 2020, we acquired Casino KC in Kansas City, Missouri and Casino Vicksburg in Vicksburg, Mississippi for $229.9 million in cash, subject to customary post-closing adjustments from Eldorado Resorts, Inc., (“Eldorado”). (Eldorado subsequently merged with Caesars Entertainment Corporation and formed Caesars Entertainment Inc (“Caesars”)).
•Bally’s Atlantic City - On November 18, 2020, we acquired Bally’s Atlantic City from Caesars and Vici Properties Inc. along with the license to build out a sports book and launch online sports and internet gaming for $24.7 million in cash, subject to customary post-closing adjustments.
•Shreveport - On December 23, 2020, we acquired Eldorado Resort Casino Shreveport in Shreveport, Louisiana for $137.2 million, subject to customary post-closing adjustments, from Caesars.

•SportCaller - On February 5, 2021, we acquired SportCaller, one of the leading B2B free-to-play (“FTP”) game providers for sports betting and media companies across North America, the UK, Europe, Asia, Australia, LATAM and Africa, for $24.0 million in cash and 221,391 shares of our common stock (valued at approximately $12.0 million), subject to adjustment, and up to $12.0 million in value of additional shares if SportCaller meets certain post-closing performance targets (calculated based on an exchange ratio of 0.8334).
•MontBleu - On April 24, 2020, we agreed to acquire MontBleu Resort Casino & Spa operations in Lake Tahoe, Nevada for $15.0 million, subject to post-closing adjustments, from Caesars, subject to required regulatory approvals and satisfaction of other customary closing conditions.
•Jumer’s Casino & Hotel - On September 30, 2020, we agreed with Delaware North Companies Gaming & Entertainment, Inc. to acquire Jumer’s Casino & Hotel in Rock Island, Illinois for $120.0 million in cash, subject to required regulatory approvals and satisfaction of other customary closing conditions.
•Tropicana Evansville - On October 27, 2020, we agreed with Caesars to acquire the Tropicana Evansville Casino in Evansville, Indiana for a purchase price of $140.0 million. The transaction is expected to close in the second quarter of 2021, subject to receipt of required regulatory approvals and satisfaction of other customary closing conditions.

At the same time, an affiliate of Gaming & Leisure Properties, Inc. (“GLPI”) agreed to acquire the real estate associated with the Tropicana Evansville Casino for $340.0 million and lease it back to us for $28.0 million per year, subject to escalation. GLPI also agreed to acquire the real estate associated with our Dover Downs casino for $144.0 million and lease it back to us for $12.0 million per year, subject to escalation. Both leases are governed by a master lease agreement with GLPI which has an initial term of 15 years with four five-year renewal options. Refer to Note 5. “Acquisitions” for further information.
•Bet.Works - On November 18, 2020, we agreed to acquire Bet.Works, a sportsbook technology platform, for $62.5 million in cash and 2,528,194 common shares, subject in each case to customary adjustments. This transaction is subject to customary closing conditions, including receipt of required regulatory approvals.
•Monkey Knife Fight - On January 22, 2021, we agreed to acquire MKF for (1) immediately exercisable penny warrants to purchase up to 984,450 Bally’s common shares (subject to adjustment) at closing and (2) contingent penny warrants to purchase up to 787,550 additional common shares half of which are issuable on each of the first and second anniversary of closing. The total value of the warrants at signing was $90.0 million. The transaction is subject to customary closing conditions.
We believe these acquisitions have expanded and will, in the case of the pending acquisitions, further expand both our operating and digital/interactive footprints, provide us access to the potentially lucrative interactive mobile sports betting and iGaming markets, and diversify us from a financial standpoint, while continuing to mitigate our susceptibility to regional economic downturns, idiosyncratic regulatory changes and increases in regional competition.

Other Strategic Initiatives

Bally’s Trade Name

On October 13, 2020, we acquired the Bally’s brand name and related rights from Caesars and changed our name to Bally’s Corporation. We began trading on the New York Stock Exchange (“NYSE”) as “BALY” shortly thereafter. We believe Bally’s is an iconic brand that is commensurate with the premier properties and amenities that define our diversified portfolio. We believe that the “Bally’s” trade name brand has a rich history of gaming and entertainment that will provide immediate and enhanced nationwide brand recognition.

With our Sinclair media partnership and our interactive acquisitions, we have targeted growth in regional gaming, mobile and iGaming segments with the goal of becoming an industry leader in these segments in the U.S. Our rapidly growing footprint will now allow us to serve the over 80 million customers that reside within the markets for our soon to be 14 premier casino properties. With the Bally brand, media partnership and the unencumbered skins, or gaming licenses, we have acquired and reserved in our portfolio, we can now provide omni-channel offerings across our various physical properties while having a singular online and mobile presence with a brand that is synonymous with gaming entertainment.

Bally Interactive
Upon acquiring Bet.Works’ proprietary technology stack and turnkey solutions, which include marketing, operations, customer service, risk management and compliance, we believe we will position ourselves to become a leading, full-service, vertically integrated sports betting and iGaming company in the U.S. with physical casinos and online gaming solutions united under a single, leading brand, thus enabling it to launch our B2B2C business model. The Bet.Works acquisition, which complements these initiatives, will provide us with a suite of advanced omni-channel products, platforms, software and content solutions that we expect will position us to deliver unrivaled sports betting and iGaming offerings to customers on a national scale. Complementing the Bet.Works transactions are our announced pending acquisition of MKF and completed acquisition of SportCaller. These acquisitions provide us with the platforms to broaden our interactive offerings to include daily fantasy sports and FTP options which will both generate revenue as well as serve to increase our player database. In addition to providing additional offerings for Bally’s, SportCaller, similar to Bet.Works, also already includes an established B2B solutions and revenue stream.

Strategic Partnership - Sinclair Broadcast Group

Our agreements with Sinclair provide for a long-term strategic partnership for up to 20 years that combines our vertically integrated, proprietary sports betting technology and expansive market access footprint with Sinclair’s premier portfolio of local broadcast stations and live regional sports networks (“RSNs”), STIRR streaming service, its popular Tennis Channel, and digital and over-the-air television network Stadium. Bally’s and Sinclair will partner to create unrivaled sports gamification content on a national scale, positioning Bally’s as a leading omni-channel gaming company with physical casinos and online sports betting and iGaming solutions united under a single brand.

We plan to integrate Bally’s content into the 190 television stations that Sinclair owns, operates or provides services to across 88 markets and its regional sports networks. Our plan is to jointly market, design and integrate products on a state-by-state basis, and deliver online gaming experiences to local audiences. The Sinclair partnership, along with our acquisition of Bet.Works’ iGaming technology platform, brings the opportunity to integrate media and technology into our traditional, regional land-based casino footprint.

Refer to Note 9 “Sinclair Agreement” for more information on the Sinclair transaction.

Proposed Partnership with IGT in Rhode Island

On January 30, 2020, we announced an agreement in principle to form a joint venture (“JV”) with International Gaming Technology PLC (“IGT”) to become a licensed technology provider and supply the State of Rhode Island with all video lottery terminals (“VLTs”) at both Twin River Casino Hotel and Tiverton Casino Hotel for a 20-year period starting July 1, 2022. IGT would own 60% of the joint venture. In addition, our master contract with Rhode Island would be extended on existing terms until June 30, 2043, and we would commit to investing $100 million in Rhode Island over this extended term, including an expansion and the addition of new amenities at Twin River Casino Hotel. This proposed agreement requires the Rhode Island State Legislature to enact legislation for the state to enter into or amend contracts with us. The agreement in principle would also result in changes to our Regulatory Agreement in Rhode Island, including an increase in the ratios applicable to us and greater flexibility to complete sale-leaseback transactions. We expect this legislation will be adopted later in 2021, although there can be no assurance of this.

Centre County, Pennsylvania Development

On December 31, 2020, we signed a framework agreement with entities affiliated with an established developer to design, develop, construct and manage a Category 4 licensed casino in Centre County, Pennsylvania. Construction of the casino is expected to begin in 2021 and will take approximately one year to complete. Subject to receipt of regulatory approvals, it will house up to 750 slot machines and 30 table games. The casino will also provide, subject to receipt of separate licenses and certificates, retail sports betting, online sports betting and online gaming. The Company estimates the total cost of the project, including construction, licensing and sports betting/iGaming operations, to be approximately $120 million. If completed, we will acquire a majority equity interest in the partnership, including 100% of the economic interests of all retail sports betting, online sports betting and iGaming activities associated with the project.

Richmond, Virginia Proposal

On February 22, 2021, we submitted a proposal to the City of Richmond, Virginia (“Richmond”) to develop and operate a world class destination resort, hotel and casino. The proposed project would span more than 1.6 million square feet and include a casino, sportsbook, hotel, pool, dining and retail outlets, and a flexible space for live entertainment and conferences. We estimate that the total investment for this project will be approximately $650 million and will be supported by several strategic partnerships.

Properties

As of February 19, 2021, we own and manage 12 properties; 11 casinos across seven states, a horse racetrack and 13 authorized off-track betting (“OTB”) licenses in Colorado. Our operations include 12,890 slot machines, 443 game tables and 2,904 hotel rooms. Information relating to the location and general characteristics of our properties is provided in “Item 2. Properties”.

Following the completion of our pending acquisitions, as well as the construction of a land-based casino in Centre County, Pennsylvania, we will own 16 properties across 11 states.

Intellectual Property

As of February 19, 2021, we own 34 trademarks and have 12 pending applications for trademarks with the U.S. Patent and Trademark Office.

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

See discussion of our acquisition of the Bally’s trade name under “Other Strategic Initiatives - Bally’s Trade Name” above.

Competition

The gaming industry is characterized by a high degree of competition among a large number of operators, including land-based casinos, riverboat casinos, dockside casinos, video lotteries, video gaming terminals at taverns in certain states, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of Internet and fantasy sports gaming, increased sports betting and other forms of gaming in the U.S. In a broader sense, our gaming operations face competition from many leisure and entertainment activities, including, for example: shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms in different parts of the U.S., in several Canadian provinces and on many lands taken into trust for the benefit of certain Native Americans in the U.S. and First Nations in Canada. We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as in adjacent states. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all. We believe that increased legalized gaming in other states, particularly in areas close to our existing gaming properties and the development or expansion of Native American gaming in or near the states in which we operate, could create additional competition for us and could adversely affect our operations or future development projects. See “Item 1A. Risk Factors” for more information on competition.

Government Gaming Regulation

General

The gaming and racing industries are highly regulated and we must maintain licenses and pay gaming taxes in each jurisdiction in which we operate in order to continue operations. Each of our facilities is subject to extensive regulation under the laws, rules and regulations of the jurisdiction in which it is located. These laws, rules and regulations generally concern the responsibility, financial stability, integrity and character of the owners, managers and persons with financial interests in the gaming operations. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions.

Some jurisdictions, including those in which we are licensed, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to periodic reports respecting those gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

Under provisions of gaming laws in jurisdictions in which we have operations, and under our organizational documents, certain of our securities are subject to restrictions on ownership which may be imposed by specified governmental authorities. The restrictions may require a holder of our securities to dispose of the securities or, if the holder refuses, or is unable, to dispose of the securities, we may be required to repurchase the securities.

For a more detailed description of regulations to which we are subject, see Exhibit 99.1, to this Annual Report on Form 10-K, which is incorporated herein by reference.

The Regulatory Agreement

On November 13, 2019, certain of our subsidiaries, the Rhode Island Department of Business Regulation and the Division of Lotteries of the Rhode Island Department of Revenue amended and restated our Regulatory Agreement (the “Regulatory Agreement”), replacing the previous regulatory agreement dated July 1, 2016. The Regulatory Agreement sets forth certain requirements with respect to the Division of Lotteries of the Rhode Island Department of Revenue and the Rhode Island Department of Business Regulation’s regulatory oversight of us. The Regulatory Agreement contains financial and other covenants that, among other things, (1) restrict the acquisition of stock and other financial interests in us, (2) relate to the licensing and composition of members of our management and Board of Directors (the “Board”), (3) prohibit certain competitive activities and related-party transactions, and (4) restrict our ability to declare or make restricted payments (including dividends), or incur additional indebtedness, or take certain other actions, if our leverage ratio exceeds 4.75 to 1.00 (in general being gross debt divided by EBITDA as defined in the Regulatory Agreement). This ratio level is subject to potential reduction after June 30, 2021.

The Regulatory Agreement also provides affirmative obligations, including setting a minimum number of employees that we must employ in Rhode Island and providing the Rhode Island Department of Business Regulation and the Division of Lotteries of the Rhode Island Department of Revenue with periodic information updates about us. Among other things, the Regulatory Agreement prohibits us and our subsidiaries from owning, operating, managing or providing gaming specific goods and services to any properties in Rhode Island (other than Twin River Casino Hotel and Tiverton Casino Hotel), Massachusetts, Connecticut or New Hampshire. Termination of the Regulatory Agreement may be effected by us if we are no longer involved in the ownership or management of the Lincoln or Tiverton facilities, among other events. A failure to comply with the provisions in the Regulatory Agreement could subject us to injunctive or monetary relief, payments to the Rhode Island regulatory agencies and ultimately the revocation or suspension of our licenses to operate in Rhode Island.

On October 6, 2020, we and the Rhode Island regulatory authorities amended the Regulatory Agreement to clarify the leverage ratio and capital expenditure requirements in light of COVID-related closures and curtailments. Under the amendments, in general, we are authorized to establish Adjusted EBITDA amounts by reference to pre-COVID performance levels, by property, for purposes of calculating compliance with the maximum leverage ratio, until such time as that property has no further COVID-related restrictions or its performance exceeds pre-COVID levels. This method of calculating Adjusted EBITDA for purposes of determining the leverage ratio applies to all existing properties as well as all properties acquired in the future. In addition, the amendments allowed us to defer required capital expenditures from 2020 until 2021, and provides the State of Rhode Island discretion to further defer some of the required capital expenditures into 2022 depending on capital expenditure levels in 2021 and other factors.

Other Laws and Regulations

Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, food service, smoking, environmental matters, employees and employment practices, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

The sale of alcoholic beverages is subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse effect upon our operations.

Human Capital Resources

Employee Relations, Diversity and Social Inclusion

We pride ourselves on providing an outstanding guest experience and we recognize that we must attract and retain employees who are committed to this vision. We support the professional development of our employees through training programs, scholarships, wellness initiatives and tuition reimbursement opportunities. We also have programs in place to recognize our employees’ contributions to the workplace to reinforce that we value them and their contributions. To promote and foster a culture of inclusion, our properties have hiring initiatives that are aimed at increasing diversity and promoting gender equality and we welcome employees and guests of all backgrounds. We believe in the importance of giving back to our communities and have several philanthropic initiatives, including fundraising events to support local charities and organizations and community service events.

Labor Relations

As of December 31, 2020, we had approximately 5,455 employees. Most of our employees in Rhode Island and New Jersey are represented by a labor union and are subject to collective bargaining agreements with us. As of such date, we had 19 collective bargaining agreements covering approximately 2,281 employees. Three collective bargaining agreements are scheduled to expire in 2021 and we are currently renegotiating one collective bargaining agreement that has expired, covering 806 employees. There can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements. Employees in Delaware, Mississippi, Missouri, Louisiana and Colorado are not represented by any labor union.

Seasonality

Casino, hotel and racing operations in our markets are subject to seasonal variation. Seasonal weather conditions can frequently adversely affect transportation routes to each of our properties and may cause flooding and other effects that result in the closure of our properties. As a result, unfavorable seasonal conditions could have a material adverse effect on our operations.

Corporate Information

We were incorporated in Delaware on March 1, 2004. Our principal executive offices are located at 100 Westminster Street, Providence, Rhode Island 02903, and our telephone number is (401) 475-8474. Our website address is www.Ballys.com. The information that is contained in, or that is accessed through, our website is not part of this filing.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are also available on the SEC’s website at www.sec.gov. We also make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, available free of charge through our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our Code of Business Conduct, Corporate Governance Guidelines, and charters of the Audit Committee, the Compensation Committee, the Compliance Committee, and the Nominating and Governance Committee are available on our website, www.Ballys.com. The information that is contained in, or that is accessed through, our website is not part of this filing.

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

COVID-19 Pandemic Risks and General Economic Conditions

The global COVID-19 pandemic has materially impacted our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.

The global spread of the COVID-19 pandemic has been, and continues to be, complex and rapidly evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, stay-at-home directives, requirements that individuals wear masks or other face coverings, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, concerts, conferences and meetings, and quarantines and lock-downs. The pandemic and its consequences have dramatically reduced travel and demand for hotel rooms and other casino resort amenities, which has had a negative impact on our results for the 2020 fiscal year and continuing into 2021. In particular, all of our properties had previously been required to close and are currently operating under various reduced capacities and other operating restraints and will continue to do so for an undetermined period of time pursuant to various state and local government regulations, orders or directives.

The extent to which the COVID-19 pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic (and whether there is a continued resurgence in new cases, hospitalizations or deaths in the future or when the vaccine or other therapeutics become widely available); the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence even after travel advisories and restrictions are lifted; the ability of us and our business partners to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and limiting or banning leisure, casino and entertainment activities; and how quickly economies, travel activity, and demand for gaming, entertainment and leisure activities recovers after the pandemic subsides. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in this filing. As a result of the foregoing, we cannot predict the ultimate scope, duration and impact the COVID-19 pandemic will have on our results of operations, but we expect that it will continue to have a material and adverse impact on our business, financial condition, liquidity, results of operations (including revenues and profitability) and stock price.

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

While we have engaged in cost reduction efforts in connection with the restrictions, we still have significant fixed and variable expenses, which will adversely affect our profitability. Furthermore, while we are working closely with government officials on plans to fully re-open our properties when the government restrictions are lifted, we cannot predict the duration or any additional limitations the government or we may impose on our operations. Currently our operations include some combination of screening of employees and guests upon entrance of the properties, thermal imaging cameras, enforcement of social distancing guidelines, including spacing between VLTs and limited or no table games, frequent cleaning and sanitizing protocols for all areas, mask protection and public awareness signage. In addition, we have experienced, and may continue to experience, weakened demand at our properties in light of continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. In light of the foregoing, we are unable to determine when all our properties will return to pre-pandemic demand, but we expect that the impact may have a material impact on our consolidated results of operations during 2021, particularly if new cases, hospitalizations and deaths in our markets continue to rise.

We have undertaken actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic, which could negatively impact guest loyalty and our ability to attract and retain employees.

As a result of the closures we experienced in the second quarter of 2020, the current restrictions on operations at all of our properties and the continued uncertainty regarding the duration and severity of this pandemic, we have taken steps to reduce operating costs and improve efficiencies, including furloughing employees. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty or our ability to attract and retain employees, and our reputation may suffer as a result. For example, if all of our furloughed employees do not return to work with us when the COVID-19 pandemic subsides, including because they find new employment during the furlough, we may experience operational challenges that may impact our ability to resume operations in full. We may also face demands or requests from labor unions that represent our employees, whether in the course of our periodic renegotiation of our collective bargaining agreements, through effects bargaining relating to the shut down and/or reopening of our operations, or otherwise, for additional compensation, healthcare benefits or other terms as a result of the COVID-19 pandemic that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans. These properties we have agreed to acquire face similar challenges.

Our business is particularly sensitive to reductions in discretionary consumer spending.

Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, including gaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as visiting casinos and casino hotel properties, daily fantasy sports, sports betting and iGaming. Moreover, we rely on the strength of regional and local economies for the performance of each of our properties. As a result, we cannot ensure that demand for our offerings will remain constant. Adverse developments affecting economies throughout the world including a general tightening of the availability of credit, increasing energy costs, rising prices, inflation, acts of war or terrorism, natural disasters, declining consumer confidence, significant declines in the stock market or epidemics, pandemics or other health-related events or widespread illnesses, like the ongoing COVID-19 pandemic, could lead to a reduction in visitors to our properties, including those that stay in our hotels, or discretionary spending by our customers on entertainment and leisure activities, which could adversely affect our business, financial condition and results of operations.

Competition

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

As a result, numerous states, including states we operate in currently in Rhode Island, Delaware, Mississippi, Colorado and Indiana have passed legislation authorizing fixed-odds sports betting. Our Rhode Island, Delaware, Mississippi and Indiana properties now offer sports wagering pursuant to state law in each case and the properties we have recently acquired in Black Hawk, Colorado will also offer sports wagering.

We may also face competition from other gaming facilities which are able to offer sports wagering services (including mobile sports wagering) following the enactment of applicable legislation. Numerous states that border the states in which we operate have pending or proposed legislation which would allow for sports betting, each of which could have an adverse effect on our financial results.

Compliance, Regulatory and Legal Risks

We are subject to extensive state and local regulation and licensing, and gaming authorities have significant control over our operations, which could have an adverse effect on our business.

Our ownership and operation of casino gaming, horse racing facilities, sports betting, VLTs and online offerings are subject to extensive state and local regulation, and regulatory authorities at the state and local levels have broad powers with respect to the licensing of these businesses, and may revoke, suspend, condition, fail to renew or limit our gaming or other licenses, impose substantial fines and take other actions, each of which poses a significant risk to our business, results of operations and financial condition. We currently hold all state and local licenses and related approvals necessary to conduct our present operations, but must periodically apply to renew many of these licenses and registrations and have the suitability of certain of our directors, officers and employees renewed. There can be no assurance that we will be able to obtain such renewals or that we will be able to obtain future approvals that would allow us to expand our gaming operations. Any failure to maintain or renew existing licenses, registrations, permits or approvals would have a material adverse effect on us. As we expand our gaming operations in our existing jurisdictions or to new areas, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming authorities in these jurisdictions. The approval process can be time-consuming and costly, and we cannot be sure that we will be successful. In addition, the loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. Furthermore, if additional gaming laws or regulations are adopted in jurisdictions where we operate, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us.

Gaming authorities in the U.S. generally can require that any beneficial owner of our securities file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must generally apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate such an owner’s suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities.

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

We are subject to numerous federal, state and local laws that may expose us to liabilities or have a significant adverse impact on our operations. Changes to any such laws could have a material adverse effect on our operations and financial condition.

Our business is subject to a variety of federal, state and local laws, rules, regulations and ordinances. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Changes to any of the laws, rules, regulations or ordinances to which we are subject, new laws or regulations, or material differences in interpretations by courts or governmental authorities could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Legislation in various forms to ban or substantially curtail indoor tobacco smoking in public places has been enacted or introduced in many states and local jurisdictions, including some of the jurisdictions in which we operate. We believe the smoking restrictions can significantly impact business volumes. If additional smoking restrictions are enacted within jurisdictions where we operate or seek to do business, our financial condition, results of operations, and cash flows could be adversely affected.

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

Business Operational Risks

We have a new business model, which makes it difficult for us to forecast our financial results, creates uncertainty as to how investors will evaluate our prospects, and increases the risk that we will not be successful.

We are in the process of expanding our product offering to include sportsbook and iGaming product offerings in 2021. In November 2020, we announced our agreement to acquire Bet.Works Corp, a U.S. based sports betting platform provider, and a long-term strategic partnership with Sinclair Broadcast Group that combines our sports betting technology with their local broadcast television stations and regional sports networks. We also announced our pending acquisition of MKF and SportCaller. These acquisitions represent a new business model and new offerings. Accordingly, it will be difficult for us to forecast our future financial results, and it will be uncertain how our new business model will affect investors’ perceptions and expectations, which can be idiosyncratic and vary widely, with respect to our prospects. It may be difficult for investors to evaluate our business due to the lack of similarly situated competitors. Furthermore, our new business model may not be successful. Consequently, you should not rely upon our past quarterly financial results as indicators of our future financial performance, and our financial results and stock price may be negatively affected.

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

The success, including win or hold rates, of existing or future sports betting and iGaming products depends on a variety of factors and is not completely controlled by us.

The sports betting and iGaming industries are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of sports bet or iGame, on average, will win or lose in the long run. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on our iGames and sports betting we offer to our users. We use the hold percentage as an indicator of an iGame’s or sports bet’s performance against its expected outcome. Although each iGame or sports bet generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. In addition to the element of chance, win rates (hold percentages) may also (depending on the game involved) be affected by the spread of limits and factors that are beyond our control, such as a user’s skill, experience and behavior, the mix of games played, the financial resources of users, the volume of bets placed and the amount of time spent gambling. As a result of the variability in these factors, the actual win rates on our online iGames and sports bets may differ from the theoretical win rates we have estimated and could result in the winnings of our iGame’s or sports bet’s users exceeding those anticipated. The variability of win rates (hold rates) also have the potential to negatively impact our financial condition, results of operations, and cash flows.

Our success also depends in part on our ability to anticipate and satisfy user preferences in a timely manner. As we will operate in a dynamic environment characterized by rapidly changing industry and legal standards, our products will be subject to changing consumer preferences that cannot be predicted with certainty. We will need to continually introduce new offerings and identify future product offerings that complement our existing platforms, respond to our users’ needs and improve and enhance our existing platforms to maintain or increase our user engagement and growth of our business. We may not be able to compete effectively unless our product selection keeps up with trends in the digital sports entertainment and gaming industries in which we compete, or trends in new gaming products.

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

We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions.

We cannot assure you that our recently completed, pending or any future acquisitions, will enhance our financial performance. Our ability to achieve the expected benefits of any acquisitions will depend on, among other things, our ability to effectively translate our strategies into revenue, our ability to retain and assimilate the acquired businesses’ employees, our ability to retain existing customers and suppliers on terms similar to, or better than, those in place with the acquired businesses, our ability to attract new customers, the adequacy of our implementation plans, our ability to maintain our financial and internal controls and systems as we expand our operations, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and revenue goals. The integration of the businesses that we acquire might also cause us to incur costs that are unforeseen or that exceed our estimates, which would lower our future earnings and would prevent us from realizing the expected benefits of such acquisitions. Our recent acquisition of two properties from Eldorado Resorts will require the provision of transition services from the seller for a period of time as we work to separate the properties from their parent companies. In some cases, the services provided by the sellers are critical to the ongoing efficient operation of the properties and may involve costly payments from us to the provider of the services. If the provision of these services by the sellers is disrupted or given insufficient attention by the sellers, our ability to operate the properties may be negatively impacted until such time as we are able to take full control over the services. Moreover, we must pay the sellers for these services and the costs to us for these services may exceed our estimates and these expenses will negatively impact the results of operations of these properties during these transition periods. Failure to achieve the anticipated benefits of these acquisitions could result in decreases in the amount of expected revenues and diversion of management’s time and energy and could adversely affect our business, financial condition and operating results including, ultimately, a reduction in our stock price.

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

Although we only intend to engage in acquisitions that, if consummated, will be accretive to us and our shareholders, acquisitions require significant management attention and resources to integrate new properties, businesses and operations. Our ability to realize the anticipated benefits of acquisitions will depend, in part, on our ability to integrate the acquired businesses with our businesses. The combination of two independent companies is a complex, costly, and time-consuming process. This process may disrupt the business of either or both of the companies and may not result in the full benefits expected. Potential difficulties we may encounter as part of the integration process that may negatively impact our earnings or otherwise adversely affect our business and financial results include, among other things, the following:

•the inability to successfully incorporate the assets in a manner that permits us to achieve the full revenue increases, cost reductions and other benefits anticipated to result from any acquisitions;
•complexities associated with managing the combined business, including difficulty addressing possible differences in cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•the disruption of, or the loss of momentum in, each of our ongoing businesses;
•inconsistencies in standards, controls, procedures and policies; and
•potential unknown liabilities and unforeseen increased expenses associated with acquisitions.

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

We have invested in, formed strategic alliances with, and announced proposed joint ventures with other companies, a proposed joint venture with IGT in Rhode Island (the “Joint Venture”), and we may expand those relationships or enter into similar relationships with additional companies which may require various state approvals which may or may not be granted. These initiatives are typically complex and we may not be able to complete anticipated alliance or joint venture transactions, the anticipated benefits of these transactions may not be realized, or the benefits may be delayed. For example, we may not successfully integrate an alliance or joint venture with our operations, including the implementation of our controls, systems, procedures, and policies, or unforeseen expenses or liabilities may arise that were not discovered during due diligence prior to an investment or entry into a strategic alliance, or a misalignment of interests may develop between us and the other party. Further, to the extent we share ownership, control, or management with another party in a joint venture, our ability to influence the joint venture may be limited, and we may be unable to prevent misconduct or implement our compliance or internal control systems. In addition, implementation of a new business strategy may lead to the disruption of our existing business operations, including distracting management from current operations. Results of operations from new activities may be lower than our existing activities, and, if a strategy is unsuccessful, we may not recoup our investments in that strategy. Failure to successfully and timely realize the anticipated benefits of these transactions or strategies could have an adverse effect on our financial condition or results of operations.

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

Our growth will depend, in part, on the success of our strategic relationships with third parties. Overreliance on certain third parties, or our inability to extend existing relationships or agree to new relationships may cause unanticipated costs for us and impact our financial performance in the future.

We have entered into strategic partnership with Sinclair Broadcast Group and with the National Hockey League and may enter into relationships with advertisers, casinos and other third parties in order to attract users to our platform. These relationships along with providers of online services, search engines, social media, directories and other websites and e-commerce businesses direct consumers to our platform. In addition, many of the parties with whom we have advertising arrangements provide advertising services to other companies, including other fantasy sports and gaming platforms with whom we compete. While we believe there are other third parties that could drive users to our platform, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing relationships or our future relationships fails to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract consumers cost effectively and harm our business, financial condition, results of operations and prospects.

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

Our operations in other states are generally subject to significant revenue-based taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time. In addition, from time to time, federal, state and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Further, worsening economic conditions could intensify the efforts of Delaware, Colorado and Mississippi and applicable local governments to raise revenues through increases in gaming taxes and/or property taxes. It is not possible to determine with certainty the likelihood of changes in tax laws in these jurisdictions or in the administration of such laws. Such changes, if adopted, could adversely affect our business, financial condition and results of operations. The large number of state and local governments with significant current or projected budget deficits makes it more likely that those governments that currently permit gaming will seek to fund such deficits with new or increased gaming taxes and/or property taxes and worsening economic conditions could intensify those efforts. Any material increase, or the adoption of additional taxes or fees, could adversely affect our future financial results.

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

If we fail to detect fraud or theft, including by our users and employees, our reputation may suffer which could harm our brand and reputation and negatively impact our business, financial condition and results of operations and can subject us to investigations and litigation.

We have in the past incurred, and may in the future incur, losses from various types of financial fraud, including use of stolen or fraudulent credit card data, claims of unauthorized payments by a user and attempted payments by users with insufficient funds. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current credit card practices, we may be liable for use of funds on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction.

Acts of fraud may involve various tactics, including collusion. Successful exploitation of our systems could have negative effects on our product offerings, services and user experience and could harm our reputation. Failure to discover such acts or schemes in a timely manner could result in harm to our operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and prospects. In the event of the occurrence of any such issues with our existing platform or product offerings, substantial engineering and marketing resources and management attention, may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.

In addition, any misappropriation of, or access to, users’ or other proprietary information or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, force us to modify our business practices, damage our reputation and expose us to claims from our users, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.

Despite measures we have taken to detect and reduce the occurrence of fraudulent or other malicious activity on our platform, we cannot guarantee that any of our measures will be effective or will scale efficiently with our business. Our failure to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition and results of operations.
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

Our obligation to fund multi-employer defined benefit to which we are a party may adversely affect us.

We must contribute to a number of multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

•assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers;
•if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and
•if we choose to stop participating in some of our multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

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

Although we maintain insurance that we believe is customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all losses and damage to which our business or our assets might be subjected. We use a combination of insurance and self-insurance to provide for potential liabilities, including employee healthcare benefits, up to certain stop-loss amounts which limit our exposure above the amounts we have self-insured. We estimate the liabilities and required reserves associated with the risks we retain. Any such estimates and actuarial projection of losses is subject to a considerable degree of variability. A considerable increase in claims as a result of a pandemic including COVID-19, should they occur, could have a material adverse effect on our business, financial condition or results of operations. If actual losses incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss that exceeds our self-insurance reserves, and any excess insurance coverage, the loss and attendant expenses could harm our business, financial condition, or results of operations. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are uninsured or under insured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payments of our obligations. We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits, further increase our deductibles, or agree to certain exclusions from our coverage.

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

Cybersecurity and Technology Risks

We rely on information technology and other systems and platforms, and any failures, errors, defects or disruptions in our systems or platforms could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects.

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

If our user base and engagement continue to grow, and the amount and types of offerings continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our offerings. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the user experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies (such as the coronavirus) or other catastrophic events. Any unscheduled interruption in our technology services is likely to result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations, cloud computing and lottery systems.

We believe that if our users have a negative experience with our offerings, or if our brand or reputation is negatively affected, users may be less inclined to continue or resume utilizing our products or recommend our platform to other potential users. As such, a failure or significant interruption in our service would harm our reputation, business and operating results.

Our business may be harmed from cyber security incidents and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our customers’, business partners’ or our own information or other breaches of information security.

We make extensive use of online services and centralized data processing, including through third party service providers. We have experienced cyber-attacks, attempts to breach our systems and other similar incidents. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers, business partners or employee information may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our customers’ information may be lost, disclosed, accessed or taken without our customers’ consent.

In addition, third party service providers and other business partners process and maintain proprietary business information and data related to our employees, customers, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third party penetration of our network security or that of a third party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees or those of a third party-service provider or business partner. As a result, our business information, customer, supplier and other business partner data may be lost, disclosed, accessed or taken without consent.

Any such loss, disclosure or misappropriation of, or access to, customers’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our business, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our reputation, business, operating results and financial condition.

Financing Risks

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

As of December 31, 2020, we had approximately $1.13 billion of total indebtedness outstanding consisting of $569.1 million outstanding under our term loan facility (the “Term Loan Facility” or “Term Loan”) pursuant to the terms of a credit agreement the Company entered into on May 10, 2019 (the “Credit Agreement”) with Citizens Bank, N.A., as administrative agent (the “Agent”), and the lenders party thereto, and $400.0 million in aggregate principal amount of outstanding 6.75% senior notes due 2027 (the “Senior Notes”). As of December 31, 2020, we also were a party to a $250.0 million revolving credit facility (the “Revolving Credit Facility” or “Revolver” and together with the Term Loan, the “Credit Facility”), of which there were no borrowings as of that date. This indebtedness may have important negative consequences for us, including:

•limiting our ability to satisfy obligations;
•increasing vulnerability to general adverse economic and industry conditions;
•limiting flexibility in planning for, or reacting to, changes in our businesses and the markets in which we conduct business;
•increasing vulnerability to, and limiting our ability to react to, changing market conditions, changes in industry and economic downturns;
•limiting our ability to obtain additional financing to fund working capital requirements, capital expenditures, debt service, general corporate or other obligations;
•subjecting us to a number of restrictive covenants that, among other things, limit our ability to pay dividends and distributions, make acquisitions and dispositions, borrow additional funds and make capital expenditures and other investments;
•limiting our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of these funds to make principal and/or interest payments on outstanding debt;
•exposing us to interest rate risk due to the variable interest rate on borrowings under our Credit Facility;
•causing our failure to comply with the financial and restrictive covenants contained in our current or future indebtedness, which could cause a default under that indebtedness (and other indebtedness of ours) and which, if not cured or waived, could adversely affect us; and
•affecting our ability to renew gaming and other licenses necessary to conduct our business.

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

Our ability to make payments on and refinance our indebtedness and to fund our operations and capital expenditures depends upon our ability to generate cash flow and secure financing in the future. Our ability to generate future cash flow depends, among other things, upon:

•our future operating performance;
•general economic conditions;
•competition;
•legislative and regulatory factors affecting our operations and businesses; and
•our future operating performance.

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

Risks Related to our Common Stock

The market price of our common stock could fluctuate significantly.

There have been and are periods of time when the U.S. securities markets have experienced significant price fluctuations. These price fluctuations may be day-to-day or they may last for extended periods of time. Significant price fluctuations in the securities markets as a whole have caused, and may continue to cause, the market price of our common stock to be volatile and subject to wide fluctuations. The trading volume of our common stock may fluctuate and cause significant price variations to occur. Additional factors that could cause fluctuations in, or adversely affect, our stock price or trading volume include:

•general market and economic conditions, including market conditions in the gaming and hotel industries;
•actual or expected variations in quarterly operating results;
•differences between actual operating results and those expected by investors and analysts;
•sales of our common stock by current shareholders seeking liquidity in the public market;
•changes in recommendations by securities analysts;
•operations and stock performance of competitors;
•accounting charges, including charges relating to the impairment of goodwill;
•significant acquisitions or strategic alliances by us or by competitors;
•sales of our common stock by our directors and officers or significant investors; and
•recruitment or departure of key personnel.

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

Our largest shareholder beneficially owned 36.4% of our outstanding common stock as of February 19, 2021. As a result, this shareholder, who is also our chairman, may be able to exert influence over our affairs and policies. This concentrated ownership could limit the ability of the remaining shareholders to influence corporate matters, and the interests of the large shareholder may not coincide with our interests or the interests of the remaining shareholders. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control.

We are not paying dividends and any decision to do so in the future will be at the discretion of our Board.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES
The following table summarizes certain features of properties managed/owned by Bally’s as of February 22, 2021:

Property	Location	Type	Opening Year	Gaming Square Footage	Slot Machines	Table Games	Hotel Rooms	Food and Beverage Outlets	Racebook	Sportsbook
Twin River Casino Hotel(1)	Lincoln, RI	Casino and Hotel	2007	168,072	4,067	114	136	21	Yes	Yes
Hard Rock Biloxi(1)	Biloxi, MS	Casino and Resort	2007	50,984	983	55	479	18	No	Yes
Tiverton Casino Hotel(1)	Tiverton, RI	Casino and Hotel	2018	33,840	1,000	32	83	7	Yes	Yes
Dover Downs Hotel and Casino(1)	Dover, DE	Casino, Hotel and Raceway	1995	84,075	2,060	37	500	14	Yes	Yes
Black Hawk Casinos(1)(2)	Black Hawk, CO	3 Casinos	multiple(4)	34,632	570	33	—	8	No	Yes
Casino KC(1)	Kansas City, MO	Casino	1996	39,788	848	17	—	3	No	No
Casino Vicksburg(1)	Vicksburg, MS	Casino and Hotel	1994	32,608	499	8	89	4	No	Yes
Bally’s Atlantic City(1)	Atlantic City, NJ	Casino and Hotel	1979	83,569	1,481	93	1,214	10	No	Yes
Eldorado Resort Casino Shreveport(1)	Shreveport, LA	Casino and Hotel	2000	49,916	1,382	54	403	6	No	No
Mile High USA	Aurora, CO	Racetrack/OTB Site	1992	—	—	—	—	3	Yes	No
Corporate Headquarters(3)	Providence, RI	Office Space	2019	—	—	—	—	—	No	No
______________________
(1)     The properties noted above are mortgaged under and encumbered by our Credit Agreement entered into on December 31, 2020.
(2)    These properties include the Golden Gates, Golden Gulch and Mardi Gras casinos which were acquired on January 23, 2020.
(3)    The corporate headquarters located in Providence, RI is a leased property with a lease end date of July 1, 2023, but may be terminated by either party within 60 days notice.
(4)    The Golden Gates, Mardi Gras and Golden Gulch casinos opened in 1992, 2000 and 2003, respectively.

Our Twin River Casino Hotel property is located in Lincoln, Rhode Island. It is situated ten minutes from Providence, Rhode Island and is in close proximity to the southeastern Massachusetts market and Boston. The Twin River Casino Hotel is a full-service casino with 168,072 square feet of gaming space, 4,067 slot machines, 114 table games, which includes 23 poker tables, 14 dining establishments, seven bars and over 29,000 square feet of event space. It also hosts simulcasting of thoroughbred and greyhound racing from around the country. Additionally, we opened a new hotel on the Twin River Casino Hotel property in October 2018 which features 136 guest rooms. We also began offering sports betting at the Twin River Casino Hotel in late 2018. The Twin River Casino Hotel is open 24 hours per day.

Our Hard Rock Biloxi property is located in Biloxi, Mississippi. This location serves southern Mississippi and is also a Gulf Coast tourist destination. The Hard Rock Biloxi is a 1.6-acre waterfront resort with a full-service casino, including 50,984 square feet of gaming space, 983 slot machines and 55 table games, a two-tower hotel featuring 479 guest rooms, 10 dining establishments, eight bars and a 9,000 square foot theatre. It also includes nightlife options and an outdoor pool with a swim-up bar. We also offer sports betting at the Hard Rock Biloxi. We lease certain property related to this location from the State of Mississippi with a primary term of 30 years, expiring September 30, 2037, with an option to extend for an additional 30 years. Annual rent for the year ending December 31, 2020 is $1.2 million and adjusts annually based on the increase in the consumer price index. Hard Rock Biloxi is open 24 hours per day.

Our Tiverton Casino Hotel property is located in Tiverton, Rhode Island and opened in September 2018. This property is located near the Rhode Island-Massachusetts border, serving both the southeastern Massachusetts market and the Rhode Island market. The Tiverton Casino Hotel has 33,840 square feet of gaming space, 1,000 slot machines, 32 table games, five dining establishments, two bars and a hotel featuring 83 guest rooms. We also began offering sports betting at the Tiverton Casino Hotel in late 2018. The Tiverton Casino Hotel is open 24 hours a day.

Our Dover Downs property is located in Dover, Delaware. This location serves the Mid-Atlantic region. The casino is a 165,000 square foot complex with 84,075 square feet of gaming space featuring 37 table games, 2,060 slot machines, multi-player electronic table games, a poker room, and a race and sports book operation. The hotel is a 500-room hotel with conference, banquet, ballroom and concert hall facilities.  We have a perpetual easement to Dover Downs Raceway, our harness racing track. Our casino offers pari-mutuel wagering on live racing from this raceway and simulcast horse races.  The casino facility includes several bars, restaurants and retail outlets, all of which are located at our entertainment complex situated on approximately 69 acres of owned land. When not under COVID restrictions, the Dover Downs Hotel & Casino is open 24 hours per day.

Our Black Hawk Casinos are located in Black Hawk, Colorado. They are in close proximity to one another along a half-mile strip of casino and casino-hotel properties in this historic mining town located approximately 40 miles from Denver, Colorado. Together, the properties contain a combined 34,632 square feet of gaming space, featuring 570 slot machines, 16 table games, a poker parlor containing 17 tables, four restaurants, four bars and one of the only parking garages in the market, with 700 spaces.

Casino KC is located in Kansas City, Missouri overlooking the Missouri River in close proximity to downtown Kansas City and the Berkeley Riverfront. The property consists of 39,788 square feet of casino space, 848 slot machines, 17 table games and two dining venues and one bar. It is located at a premier location on the riverfront near downtown and is readily accessible to suburban traffic. We expect to substantially reposition the casino with a transformational redevelopment plan. The Casino KC is open 24 hours per day.

Casino Vicksburg is located along the Mississippi River in Vicksburg, Mississippi. The property features 32,608 square feet of casino space, 499 slot machines, eight electronic table games, three dining venues, one bar, and an 89-room hotel. The Casino Vicksburg is open 24 hours per day.

Our Bally’s Atlantic City property is located in Atlantic City, New Jersey situated prominently in the center of the Atlantic City boardwalk. This iconic 83,569 square foot property includes 1,481 slots, 93 tables, eight dining venues and two bar lounge, and nightclub facilities. The property also houses a hotel with 1,214 guest rooms and suites, a spa and indoor fitness facilities and 80,000 square feet of meeting space with 28 meeting rooms, including the 12,000 square foot Ocean Ballroom. Bally’s Atlantic City is open 24 hours per day.

Our Eldorado Resort Casino Shreveport property is located in Shreveport, Louisiana. This premier property includes 1,382 slots, 54 tables and 403 hotel rooms and 6,000 square feet of convention space. When not under COVID-19 related restrictions, Shreveport is open 24 hours per day.

Our Mile High USA properties are located in Aurora, Colorado. This location serves the central Colorado market, including the Denver area. Arapahoe Park is a seasonal live horse racing track with a racebook, concession stands, a bar, outside grill and retail store. It also hosts simulcasting of thoroughbred and greyhound racing from around the country. Arapahoe Park holds 13 OTB licenses, certain of which it currently licenses to third parties. Havana Park is an OTB site, which we operate in Aurora, Colorado. The Havana Park property is leased through September 28, 2022 at an annual rent of approximately $0.2 million and contains two five-year options.

ITEM 3.    LEGAL PROCEEDINGS

We are party to various legal proceedings which have arisen in the normal course of our business. Such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings will not materially impact our consolidated financial condition or results of operations. While we maintain insurance coverage that we believe is adequate to mitigate the risks of such proceedings, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters. Estimated losses are accrued for these proceedings when the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to our consolidated financial condition and those estimated losses are not expected to have a material impact on our results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Our Common Stock

Effective November 9, 2020, we changed our name to Bally’s Corporation and commenced trading our common stock on the NYSE under the symbol “BALY.” Previously, our common stock was traded on the NYSE under the symbol “TRWH” from March 29, 2019 until November 9, 2020. Prior to March 29, 2019, there was no public market for our common stock. The declaration, amount and payment of dividends on shares common stock are at the discretion of the Board, subject to legally available funds.

Stock Performance Graph

Our shares of common stock began trading on the NYSE on March 29, 2019. Accordingly, no comparative stock performance information is available prior to this date. The performance graph below compares the cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones US Gambling Index. The performance graph assumes that $100 was invested on March 29, 2019 in each of our common stock, the S&P 500 and the Dow Jones Gambling Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

COMPARISON OF 21 MONTH CUMULATIVE TOTAL RETURN*
Among Bally’s Corporation, the S&P 500 Index
and the Dow Jones US Gambling Index

*$100 invested on March 29, 2019 in stock or index, including reinvestment of dividends.

Copyright© 2021 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2021 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

Dividend Policy

During the year ended December 31, 2019, we declared and paid cash dividends of $0.20 per share to common shareholders. In February 2020, the Board declared a dividend of $0.10 per share of common stock to holders of record as of March 6, 2020 to be paid on March 20, 2020. In connection with the COVID-19 pandemic and a related amendment to our Credit Facility, we ceased paying dividends. We do not currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.

In connection with the COVID-19 pandemic and a related amendment to our Credit Facility, we ceased paying dividends. We do not currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.

Holders

At February 19, 2021, there were 254 holders of record of our common stock, although we believe there are a significantly larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of shareholders.

Issuer Purchases of Equity Securities

On June 14, 2019, we announced that the Board approved a capital return program (the “Capital Return Program”) under which we may expend a total of up to $250 million for a share repurchase program and payment of dividends. On February 10, 2020, the Board approved an additional $100 million for stock repurchases and payment of dividends. Share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated share repurchase programs, tender offers or other transactions. The amount, timing and terms of any capital transactions will be determined based on prevailing market conditions and other factors, and may be suspended or discontinued at any time. There is no fixed time period to complete the capital returns. However, we are not permitted to declare or pay dividends on our common stock or make other restricted payments (including repurchases of shares of our common stock), complete investments or acquisitions (other than those previously announced or to which the lenders consent) during the Leverage Ratio Covenant Relief Period (as defined below).

We have not repurchased any of our common stock for the quarter ended December 31, 2020 and for the year ended December 31, 2020 we repurchased 1,812,393 shares under the Capital Return Program .

ITEM 6.    SELECTED FINANCIAL DATA
Part II, Item 6 is no longer required as the Company has adopted provisions within the amendments to Regulation S-K that eliminate Item 301.

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

Executive Overview

Our objective is to be one of the leading omni-channel gaming and interactive entertainment companies in the U.S. During 2020, we made great progress in our long-term growth and diversification strategy. Among other transactions, we acquired the rights to the name “Bally’s” in 2020 as part of our strategy to become the leading U.S. full-service sports betting/iGaming company with physical casinos and online gaming solutions united under a single, prominent brand. We took other key steps to build our iGaming and sports betting business in the past year, including entering into a strategic partnership with Sinclair Broadcast Group to leverage the Bally’s brand and combine our sports betting technology with Sinclair’s expansive natural footprint, which includes 188 local TV stations, 19 regional sports networks, the STIRR streaming service, the Tennis Channel and five stadium digital TV and internet sports networks. We also signed definitive agreements to acquire Bet.Works, a sports betting platform provider to operators in Colorado, New Jersey, Indiana and Iowa, and Monkey Knife Fight, the third-largest fantasy sports platform in North America. Earlier this year, we acquired SportsCaller, a leading B2B free-to-play game provider. See “Our Strategy - Recent and Pending Acquisitions, Development Projects and Other” for a description of our recent and pending business acquisitions.
COVID-19 Pandemic

We also experienced unprecedented challenges resulting from the COVID-19 pandemic. In an effort to mitigate the spread of the virus, during the first quarter of 2020, our regulators temporarily closed all of our properties by March 16, 2020. By June 17, 2020, all of our properties, including the newly acquired Casino KC and Casino Vicksburg, had reopened. Our Rhode Island properties were closed again from November 29 through December 20, 2020.

The following is an update of re-openings and current operations by property:

•Twin River Casino Hotel and Tiverton Casino Hotel - The Rhode Island properties pre-opened on June 8, 2020 with very limited invitation-only guests allowed. Beginning June 30, 2020, we were able to open to the general public, at approximately 65% capacity, with half of VLTs and a limited number of table games (with a three-player limit). The properties were closed again from November 29 through December 20, 2020 due to a state-mandated pause to slow the spread of COVID-19. Currently, the properties are open to the general public and are operating at 65% capacity with about half of VLTs, and all table games (with a three-player limit) available. The hotels at the Rhode Island properties remain closed.
•Hard Rock Biloxi - The Biloxi property re-opened to the general public on May 21, 2020 at 50% capacity with 41% of VLTs, all table games (with a three-player limit) available and 75% of the hotel rooms available to guests. Currently, Hard Rock Biloxi is operating at 50% capacity with over 63% of VLTs and all table games (with a three-player limit) available, and the hotel is operating with all rooms available to guests.
•Dover Downs Casino Hotel - The Delaware property re-opened on June 1, 2020 at 30% capacity with 45% of VLTs. Table games (with a two-player limit) became available on June 17, 2020 and the hotel, at 60% room capacity, became available on June 18, 2020. Currently, the property is operating at approximately 60% capacity with 52% of VLTs and 89% of table games (with a four-player limit) available, and all hotel rooms available to guests.
•Casino KC - Casino KC re-opened on June 1, 2020 at 50% capacity with 70% of VLTs and 30% of table games (with a three-player limit) available. Casino KC is currently operating at 50% capacity with all VLTs and table games (with a three-player limit) available.
•Casino Vicksburg - Casino Vicksburg re-opened on May 21, 2020 at 50% capacity with 48% of VLTs and 50% of hotel rooms available to guests. Currently, Casino Vicksburg is still operating at 50% capacity; however, 70% of VLTs are available and all table games (with a three-player limit) are available, and the hotel is currently operating with all rooms available to guests.
•Black Hawk Casinos - The Black Hawk Casinos re-opened on June 17, 2020 at 50% capacity with 55% of VLTs available to guests. Currently, the properties are still operating at 50% capacity; however, 83% of VLTs are now available to guests. As of November 11, 2020, table games remain closed.
•Bally’s Atlantic City - Bally’s Atlantic City is operating at 25% capacity with 58% of VLTs and all table games (with a four-player limit) available, and the hotel is currently operating with all rooms available to guests.
•Shreveport - Shreveport is operating at 50% capacity with 56% of VLTs and about half of table games (with a four-player limit) available, and the hotel is currently operating with all rooms available to guests.

While we are working closely with government officials on operational aspects of our re-opened properties and our desire to get additional amenities online, we cannot predict the duration of any limitations the government or we may impose on our operations. Though our operations are partially open in each of our markets, continuing restrictions on our operations, the economic uncertainty that COVID-19 continues to cause and the personal risk tolerances of our customers have caused, and may continue to cause, our business to be negatively impacted. In light of the foregoing, we are unable to determine when, or if, our properties will return to pre-pandemic demand.

As a result of the current restrictions on our properties related to the COVID-19 pandemic and the uncertainty regarding when we will return to pre-pandemic demand, we have established a multi-faceted plan to slow the usage of our available liquidity, focus on employee and community matters and prepare our facilities for full re-opening.

Liquidity

We are proactively managing expenses carefully in an effort to retain sufficient liquidity to last through these uncertain times and to fund the purchase prices for acquisitions. On May 11, 2020, we increased our term loan facility by $275 million, a portion of the proceeds of which was utilized to repay the outstanding borrowings under our revolving credit facility. On October 9, 2020, we issued an additional $125 million aggregate principal amount of 6.75% Senior Notes for a total of $525 million of Senior Notes due 2027. Though the timing of when or if we will be able to return to pre-pandemic demand is uncertain, we believe we are prepared for sustained restriction on cash flow from operations and believe that our current available cash balances and availability under our revolving credit facility are sufficient to provide necessary liquidity to meet all of our obligations including debt service and required capital expenditures for the foreseeable future.

Throughout 2020, we carefully managed expenses in an effort to minimize variable costs and fixed property level costs and corporate expenses to protect our financial position. These efforts included the following:
•the suspension of all major capital projects and significant reduction of our expected capital expenditure spend, excluding our cash outlay for acquisitions during the year;
•renegotiation of certain service and vendor agreements to reduce or eliminate certain recurring fees and/or defer payments;
•reduction of employee costs through measured levels of re-hiring aimed at matching demand based on our properties’ operating status and offerings;
•the suspension of employer 401(k) matching contributions; and
•suspension of dividend payments on our common stock as well as share repurchases under our Capital Return Program, each of which was a condition of the amendment we signed to our credit facility on April 24, 2020.

Employee and Community Matters We have taken a series of employee-and community-focused actions. Among other things, we continued health coverage at no cost to employees who were furloughed. We have also established a fund to provide financial assistance to employees who experience severe hardship during the shutdown period and are working diligently to bring employees back to work at levels that correspond to demand for our offerings. Our Twin River Casino property also served as a host site for a drive through rapid COVID-19 testing during the second quarter. We continue to collaborate with community and employee leaders, health officials and regulatory authorities.

Health and Safety Efforts at Re-opened Facilities As we have reopened our facilities we have actively engaged in a comprehensive sanitization of all properties with an emphasis on public spaces and 'touchpoints' such as handrails, VLTs, countertops and elevator buttons along with a chip sanitizing program. Additionally, we established a multi-phased approach to re-open each of our facilities. The plans include, among other things, screening of team members and guests upon arrival at our properties, thermal imaging cameras, enforcement of social distancing guidelines, including spacing between VLTs and limited or no table games to start, frequent cleaning and sanitizing protocols for all areas, mask protection, and public awareness signage.

We expect that the current restrictions on operations and amenities as a result of the COVID-19 pandemic will continue to negatively impact our results of operations. We do not expect to see a return to pre-pandemic levels until our properties are allowed to fully re-open with all amenities to the public, which is indeterminable at this time and is dependent on the length and severity of the pandemic, the duration of the restrictions in our markets and the speed and depth of vaccinations.

The COVID-19 pandemic has caused, and is continuing to cause, significant disruption in the financial markets both globally and in the U.S., and will continue to impact, possibly materially, our business, financial condition and results of operations. We cannot predict the degree or duration to which our operations will be affected by the COVID-19 pandemic, and the effects could be material. While we believe that strong liquidity position, valuable unencumbered assets and aggressive cost reduction initiatives will enable us to fund our current obligations, the COVID-19 pandemic has resulted in significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future. We continue to monitor the rapidly evolving situation and guidance from authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to further adjust our operating plan, including ongoing restrictions to operations and potential future closings of our properties.

Because the situation is ongoing, and because the duration and severity of the pandemic remain unclear, it is difficult to forecast any impacts on our future results. We currently expect the COVID-19 pandemic to continue to impact our operations negatively throughout 2021.

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

Recent and Pending Acquisitions, Development Projects and Other

We seek to continue to grow our business by actively pursuing the acquisition and development of new gaming opportunities and reinvesting in our existing operations. We believe that interactive gaming, including mobile sports betting and iGaming represent a significant strategic opportunity for our future growth. In addition, we seek to increase revenues at our brick and mortar casinos through enhancing the guest experience by providing popular games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service.

Our recent and pending business acquisitions are summarized above in “Our Strategy-Recent and Pending Acquisitions, Development Projects and Other.”

Acquisition of Bally’s Atlantic City
Details of Transaction
On November 18, 2020 we completed our acquisition of Bally’s Atlantic City from Caesars Entertainment, Inc. and Vici Properties Inc. Total cash consideration at closing was approximately $27 million, subject to customary adjustments. As part of the regulatory approval process with the State of New Jersey, we committed to capital improvements to the property of $90 million over a five-year period, which was a condition for approval for our temporary operating license. Refer to Note 5 “Acquisitions” for further information.

Historical and Current Performance
Prior to our acquisition of Bally’s Atlantic City, its operations were run by Caesars as a single entity inclusive of the operations of Wild Wild West Casino, which we did not acquire. Historically, the results of Bally’s Atlantic City and Wild Wild West Casino were reported on a combined basis and the ability to accurately produce historical financials on a carved out basis was determined to be difficult to produce without undue effort. Based on diligence procedures performed, it is believed that prior to COVID-19 related shut downs experienced in 2020, the Bally’s Atlantic City property, excluding the operations of Wild Wild West Casino, generated approximately $170 million of annual revenues and adjusted EBITDA of approximately $12 million in 2019. As a result of COVID-19 restrictions, Bally’s Atlantic City closed its operations from March 2020 through July 2020. Since July 2020, the property has continued to operate at limited capacity and under restricted hours based on local state-mandated restrictions. Bally’s Atlantic City has historically generated a majority of its profit in the summer, as it is located on the New Jersey boardwalk, and has generated losses during the winter. Additionally, at the time of closing, our IT systems had not yet been converted and it was determined that we would operate the property under a transition services agreement (“TSA”) using Caesars IT systems and the player rewards programs tied to Caesars Total Rewards until we were able to convert to our own systems, which ultimately occurred in mid-February 2021. The combination of COVID related restrictions, seasonality and increased overhead costs under the TSA and Caesars Total Rewards resulted in increased losses from the acquisition date through December 31, 2020. We expect those losses to continue into February 2021, when these systems were converted.
Planned Capital Improvements
As noted above, we expect to invest capital into the property over an initial five-year period, which we believe will transform the property resulting in increased revenue and profitability. Construction is expected to include a permanent Sportsbook facility, on which we have partnered with FanDuel, refurbished hotel rooms, new food and beverage offerings, a new boardwalk facade, and other cosmetic upgrades to the property.
Sports and iGaming Licenses
In connection with the transaction, we acquired three sports betting and five iGaming licenses in New Jersey. We have announced strategic partnerships with Points Bet, Esports Entertainment, SportTrade and the Score Bet for use of these licenses. We expect all of these agreements to be accretive and bring something unique to the expansive and cutting-edge New Jersey mobile gaming market. We also have kept one sports betting and i-gaming skin in New Jersey for our own future use as we roll our Bally’s Interactive division in 2021.
Key Performance Indicator

The main key performance indicator used in managing our business is adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), a non-GAAP measure. Adjusted EBITDA is defined as earnings for the Company, or where noted our reporting segments, before, in each case, interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating income, acquisition, integration and restructuring expense, goodwill and asset impairment, expansion and pre-opening expenses, share-based compensation, rebranding, change in fair value of naming rights liabilities, gain on bargain purchases, professional and advisory fees associated with the capital return program, CARES Act credit, credit agreement amendment expenses, storm related losses, net of insurance recoveries, Bet.Works and Sinclair, sports and iGaming licensing, and certain other gains or losses as well as, when presented for our reporting segments, an adjustment related to the allocation of corporate cost among segments.

We use Adjusted EBITDA to analyze the performance of our business and it is used as a determining factor for performance based compensation for members of our management team. We have historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period performance. Also, we present Adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, and to fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. Adjusted EBITDA information is presented because management believes that it is a commonly-used measure of performance in the gaming industry and that it is considered by many to be a key indicator of our operating results. Management believes that while certain items excluded from Adjusted EBITDA may be recurring in nature and should not be disregarded in evaluating our earnings performance, it is useful to exclude such items when comparing current performance to prior periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods presented or they may not relate specifically to current operating trends or be indicative of future results. Adjusted EBITDA should not be construed as an alternative to GAAP net income, its most directly comparable GAAP measure, as an indicator of our performance. In addition, Adjusted EBITDA as used by us may not be defined in the same manner as other companies in our industry, and, as a result, may not be comparable to similarly titled non-GAAP financial measures of other companies.

Results of Operations
The following table presents, for the periods indicated, certain revenue and income items:

	Years Ended December 31,
(In millions)	2020	2019	2018
Total revenue	$372.8	$523.6	$437.5
(Loss) income from operations	(18.4)	114.6	120.6
Net (loss) income	(5.5)	55.1	71.4
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Years Ended December 31,
	2020	2019	2018
Total revenue	100.0%	100.0%	100.0%
Gaming, racing, hotel, food and beverage, retail, entertainment and other expenses	37.2%	35.4%	30.9%
Advertising, general and administrative	47.5%	34.5%	32.7%
Goodwill and asset impairment	2.3%	—%	—%
Other operating costs and expenses	7.8%	2.1%	3.7%
Depreciation and amortization	10.2%	6.2%	5.1%
Total operating costs and expenses	104.9%	78.1%	72.4%
(Loss) income from operations	(4.9)%	21.9%	27.6%
Other income (expense):
Interest income	0.2%	0.4%	0.0%
Interest expense	(17.0)%	(7.6)%	(5.3)%
Change in value of naming rights liabilities	(15.5)%	—%	—%
Gain on bargain purchases	17.1%	—%	—%
Loss on extinguishment and modification of debt	—%	(0.3)%	—%
Other, net	—%	0.0%	—%
Total other expense, net	(15.1)%	(7.5)%	(5.2)%
(Loss) income before provision for income taxes	(20.1)%	14.4%	22.4%
(Benefit) provision for income taxes	(18.6)%	3.8%	6.0%
Net (loss) income	(1.5)%	10.5%	16.3%
    ______________________________________________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Information

The following table sets forth certain financial information associated with results of operations for the years ended December 31, 2020, 2019 and 2018. Non-gaming revenue includes hotel, food and beverage and other revenue. Non-gaming expenses include hotel, food and beverage and retail, entertainment and other expenses.

(In thousands, except percentages)	Years Ended December 31,			2020 over 2019		2019 over 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Revenue:
Gaming and Racing revenue
Rhode Island	$111,103	$243,372	$249,922	$(132,269)	(54.3)%	$(6,550)	(2.6)%
Mid-Atlantic	51,776	44,796	—	6,980	15.6%	44,796	100.0%
Southeast	86,851	84,247	81,614	2,604	3.1%	2,633	3.2%
West	43,611	—	—	43,611	100.0%	—	—%
Other	4,729	8,647	9,362	(3,918)	(45.3)%	(715)	(7.6)%
Total Gaming and Racing revenue	298,070	381,062	340,898	(82,992)	(21.8)%	40,164	11.8%

Non-gaming revenue
Rhode Island	20,925	62,934	52,730	(42,009)	(66.8)%	10,204	19.4%
Mid-Atlantic	21,900	36,010	—	(14,110)	(39.2)%	36,010	100.0%
Southeast	27,981	43,185	43,523	(15,204)	(35.2)%	(338)	(0.8)%
West	3,721	—	—	3,721	100.0%	—	—%
Other	195	386	386	(191)	(49.5)%	—	—%
Total Non-gaming revenue	74,722	142,515	96,639	(67,793)	(47.6)%	45,876	47.5%
Total revenue	372,792	523,577	437,537	(150,785)	(28.8)%	86,040	19.7%
Operating costs and expenses:
Gaming and Racing expenses
Rhode Island	$29,270	$53,431	$47,567	$(24,161)	(45.2)%	$5,864	12.3%
Mid-Atlantic	17,416	16,139	—	1,277	7.9%	16,139	100.0%
Southeast	27,421	28,159	27,325	(738)	(2.6)%	834	3.1%
West	17,766	—	—	17,766	100.0%	—	—%
Other	4,028	5,828	5,937	(1,800)	(30.9)%	(109)	(1.8)%
Total Gaming and Racing expenses	95,901	103,557	80,829	(7,656)	(7.4)%	22,728	28.1%

Non-gaming expenses
Rhode Island	12,797	35,625	31,323	(22,828)	(64.1)%	4,302	13.7%
Mid-Atlantic	14,418	22,426	—	(8,008)	(35.7)%	22,426	100.0%
Southeast	13,078	23,487	23,002	(10,409)	(44.3)%	485	2.1%
West	2,436	—	—	2,436	100.0%	—	—%
Other	39	77	88	(38)	(49.4)%	(11)	(12.5)%
Total Non-gaming expenses	42,768	81,615	54,413	(38,847)	(47.6)%	27,202	50.0%

Advertising, general and administrative
Rhode Island	54,331	86,148	85,650	(31,817)	(36.9)%	498	0.6%
Mid-Atlantic	33,003	25,584	—	7,419	29.0%	25,584	100.0%
Southeast	33,167	38,654	37,955	(5,487)	(14.2)%	699	1.8%
West	16,437	—	—	16,437	100.0%	—	—%
Other	40,005	30,014	19,673	9,991	33.3%	10,341	52.6%
Total Advertising, general and administrative	176,943	180,400	143,278	(3,457)	(1.9)%	37,122	25.9%

Margins:
Gaming and Racing expenses as a percentage of Gaming and Racing revenue	32%	27%	24%		5%		3%
Non-gaming expenses as a percentage of Non-gaming revenue	57%	57%	56%		—%		1%
Advertising, general and administrative as a percentage of Total Revenue	47%	34%	33%		13%		1%

Year ended December 31, 2020 compared to year ended December 31, 2019

Total revenue

Total revenue for the year ended December 31, 2020 decreased $150.8 million, or 28.8%, to $372.8 million, from $523.6 million in 2019. Gaming and racing revenue for the year ended December 31, 2020 decreased $83.0 million, or 21.8%, food and beverage revenue decreased $37.8 million, or 54.0%, and hotel revenue decreased $14.2 million, or 36.5%, each compared to the prior year. The decreases in total revenue, gaming and racing revenue, food and beverage revenue and hotel revenue were driven by the mandated shut-down of our operations at all properties from mid-March of 2020 into June 2020 and the continued limitations on our operations in response to the COVID-19 pandemic, including a second shut down of our properties in Rhode Island from November 29 through December 20, 2020. Decreases in revenue resulting from the pandemic were partially offset by revenue from current year acquisitions of Casino KC and Casino Vicksburg on July 1, 2020 which contributed $40.1 million, the Black Hawk Casinos on January 23, 2020 which contributed $17.8 million, Bally’s Atlantic City on November 18, 2020 which contributed $8.7 million, and Shreveport on December 23, 2020 which contributed $2.5 million.

Operating costs and expenses

For 2020, we recorded total operating costs and expenses of $391.2 million, down 4.3% compared to the $409.0 million in 2019. Gaming and racing expenses for the year ended December 31, 2020 decreased $7.7 million, or 7.4%, to $95.9 million from $103.6 million in 2019. The decrease for the year ended December 31, 2020 year-over-year was primarily attributable to the mandated shut-down of our facilities in mid-March of 2020 into June 2020 as of result of the COVID-19 pandemic and the operational restrictions and limitations on our properties throughout the remainder of the 2020 year.

Non-gaming expenses for the year ended December 31, 2020 decreased $38.8 million, or 47.6%, to $42.8 million from $81.6 million in 2019. This decrease was primarily due to the minimization of variable costs of non-gaming amenities during the mandated shut-down of our properties and during the year and the continued restrictions on operations.

We expect our total operating costs and expenses to increase in 2021 as compared to 2020 as a result of the inclusion of our recent acquisitions of Casino KC, Casino Vicksburg, Bally’s Atlantic City and Shreveport operations as well as the operations of pending acquisitions of MontBleu, Jumer’s and Tropicana Evansville that we expect to close in the first half of 2021.

Advertising, general and administrative

Advertising, general and administrative expenses for the year ended December 31, 2020 decreased $3.5 million, or 1.9%, to $176.9 million from $180.4 million, in 2019. The decrease in advertising, general and administrative expenses year-over-year is primarily due to the shut down of operations at all of our facilities as a result of the COVID-19 pandemic from mid-March 2020 into June 2020 and the continued operational restrictions and limitations on our properties in the second half of 2020. The decrease was partially offset by an increase in share-based compensation expense for the year ended December 31, 2020, which increased $13.9 million compared to last year. The increase in share-based compensation expense was directly attributable to our annual grant of restricted stock awards to eligible employees and executive management which occurred during the first quarter of 2020 with one-third of the restricted stock award vesting during the first quarter of 2020 and one-third vesting at the end of the 2020 year, In addition, in light of the pandemic and cash flow considerations for 2020, we elected to pay annual bonuses to eligible recipients in the form of immediately vested stock awards which were paid on December 30, 2020. In the prior year, we only granted equity awards to members of our Board and executive team with the grant occurring during the second quarter of 2019.

Acquisition, integration and restructuring expense

We incurred $13.3 million of acquisition, integration and restructuring expense during the year ended December 31, 2020 compared to $12.2 million in 2019 driven by acquisition and integration costs in each year of $13.2 million and $10.9 million, respectively. During 2020, we recorded total acquisition costs of $10.3 million for acquisitions closed during the year including Shreveport, Bally’s Atlantic City, Casino KC and Casino Vicksburg and the Black Hawk Casinos, and $2.7 million of acquisition costs related to the proposed acquisitions of MontBleu, Jumer’s and Tropicana Evansville. During 2020, we also incurred approximately $0.1 million of costs relating to the proposed build of a casino in Centre County, Pennsylvania. During the year ended December 31, 2019, we incurred $7.9 million of costs attributable to Dover Downs merger and going public expenses and $3.0 million of acquisition costs related to the acquisitions of the Black Hawk Casinos and Casino KC and Casino Vicksburg. Additionally, in 2019 we incurred restructuring expenses of $0.8 million related to severance costs incurred attributable to the acquisition of Dover Downs in the first quarter of 2019 as well as $0.4 million related to severance costs incurred at our Twin River Casino Hotel property as a result of a voluntary termination program put into place in response to softness in the market due to new competition. Refer to Note 10 “Acquisition, integration and restructuring expense” for further information.

Other operating costs and expenses

We recorded storm related losses, net of insurance recoveries of $14.1 million during 2020 primarily attributable to the effects of Hurricane Zeta which made landfall in Louisiana shutting down our Hard Rock Biloxi property for three days in the fourth quarter of 2020. Additionally, we recorded an impairment charge of $8.7 million as a result of an impairment analysis performed on goodwill and intangible assets acquired in connection with our acquisition of the Black Hawk Casinos and $0.8 million of rebranding expense during the fourth quarter of 2020 as we changed our corporate name to Bally’s Corporation in November 2020.

Depreciation and amortization

Depreciation and amortization of intangibles expense for the year ended December 31, 2020 was $37.8 million, an increase of $5.5 million, or 16.8%, compared to $32.4 million in 2019. These increases in depreciation and amortization expenses were attributable to the additions of Casino KC and Casino Vicksburg and the Black Hawk Casinos which contributed $2.7 million and $2.3 million during the year ended December 31, 2020, respectively.

(Loss) income from operations

Loss from operations was $18.4 million for the year ended December 31, 2020 compared to income from operations of $114.6 million in 2019. As a percentage of total revenue, income from operations decreased from 21.9% to a loss from operations of 4.9%, primarily impacted negatively by the COVID-19 pandemic with the shut-down of our properties from mid-March 2020 into June 2020 and the continued operational restrictions experienced in 2020, including the second shutdown of the Rhode Island properties in the fourth quarter of 2020.

Other income (expense)

Total other expense increased $17.0 million, or 43.0%, to $56.4 million for the year ended December 31, 2020 from other expense of $39.4 million in 2019. The increase in other expense was driven primarily by expense associated with the change in naming rights liability associated with our contracts with Sinclair Broadcast group of $57.7 million. Refer to Note 9 “Sinclair Agreement” for further information. Additionally, interest expense was $63.2 million for the year ended December 31, 2020, an increase of $23.4 million from $39.8 million in 2019, due to increased borrowings and higher interest rates year-over-year. These increases in expense were offset by a total gain on bargain purchases of $63.9 million recorded during the fourth quarter of 2020 related to the acquisitions of Bally’s Atlantic City and Shreveport, which resulted in bargain purchase gains of $32.6 million and $31.3 million, respectively, as the preliminary fair values of the acquired assets and assumed liabilities for each of the acquisitions exceeded its purchase price. Refer to Note 5 “Acquisitions” for further information. The year ended December 31, 2019 also included a loss on extinguishment and modification of debt of 1.7 million as a result of the debt refinancing completed during the second quarter of 2019.

(Benefit) provision for income taxes

Provision for income taxes for the year ended December 31, 2020 decreased $89.4 million to a benefit of $69.3 million compared to 2019. The effective tax rate for the year ended December 31, 2020 was 92.7% compared to 26.7% in 2019. The increase in the effective tax rate was due to the impact of the CARES Act on the federal rate applied during 2020 and the impact of the bargain purchase gain recorded related to the acquisitions of Bally’s Atlantic City and Shreveport in the fourth quarter of 2020, offset in part by the immediately exercisable penny warrants issued to Sinclair in the fourth quarter of 2020. The bargain purchase gain and the penny warrants issued to Sinclair will not impact the future tax basis of the underlying assets acquired.

Net Income (Loss) and earnings (loss) per share

Net loss for the year ended December 31, 2020 was $5.5 million compared to net income of $55.1 million in 2019. As a percentage of revenue, net income decreased from 10.5% for the year ended December 31, 2019 to a net loss of 1.5% for the year ended December 31, 2020. Diluted loss per share for the year ended December 31, 2020 was $0.18, compared to earnings per share of $1.46 for the year ended December 31, 2019, and was impacted by the factors noted above and share repurchases under our capital return program during the year.

Adjusted EBITDA by Segment

Consolidated Adjusted EBITDA was $70.4 million for the year ended December 31, 2020, a decrease of $96.7 million, or 58%, from $167.2 million in the same period last year. Adjusted EBITDA for the Rhode Island segment decreased 74% to $33.6 million, driven by the negative impact of COVID related restrictions and the shut down of our Rhode Island properties in mid-March of 2020 into June 2020 and again for three weeks during the fourth quarter of 2020. The Mid-Atlantic segment decreased 51% to $8.1 million from $16.7 million in the prior year and was negatively impacted by COVID related restrictions and the shut down of Dover Downs and the impact of Bally’s Atlantic City, which was acquired in November, as operations were impacted by a combination of COVID related restrictions, seasonality and increased overhead costs under the TSA and reliance on IT systems, as described above. Adjusted EBITDA for the Southeast segment was $40.6 million, an increase of $3.4 million from the prior year, benefiting from the additions of Casino Vicksburg and Shreveport which were acquired on July 1, 2020 and December 23, 2020, respectively. Consolidated Adjusted EBITDA also includes the addition of Adjusted EBITDA from the West segment of $10.3 million which includes our Casino KC and the Black Hawk Casinos properties which were acquired on July 1, 2020 and January 23, 2020, respectively.

Year Ended December 31. 2020 (in thousands)	Rhode Island	Mid-Atlantic	Southeast	West	Other	Total
Revenue	$132,028	$73,676	$114,832	$47,332	$4,924	$372,792

Net income (loss)	$20,276	$(241)	$10,486	$(712)	$(35,296)	$(5,487)
Interest expense, net of interest income	(56)	132	(42)	—	62,602	62,636
(Benefit) provision for income taxes	(10,326)	(1,232)	(763)	(3,697)	(53,306)	(69,324)
Depreciation and amortization	17,310	6,082	10,037	4,104	309	37,842
Acquisition, integration and restructuring expense	—	20	—	—	13,237	13,257
Expansion and pre-opening expenses	921	—	—	—	—	921
Goodwill and asset impairment	—	—	—	8,659	—	8,659
Share-based compensation	—	—	—	—	17,706	17,706
Rebranding	—	—	—	—	792	792
Change in value of naming rights liability	—	—	—	—	57,660	57,660
Gain on bargain purchase	—	—	—	—	(63,871)	(63,871)
Professional and advisory fees associated with capital return program	—	—	—	—	(17)	(17)
CARES Act credit (1)	(2,215)	(755)	(548)	(361)	(49)	(3,928)
Credit Agreement amendment expenses (2)	—	—	—	—	810	810
Storm related losses, net of insurance recoveries(3)	—	—	15,131	—	(1,036)	14,095
Bet.Works and Sinclair(4)	—	—	—	—	1,248	1,248
Sports and iGaming Licensing(5)	—	—	—	—	226	226
Other (6)	157	—	—	—	(2,980)	(2,823)
Allocation of corporate costs	7,505	4,078	6,317	2,339	(20,239)	—
Adjusted EBITDA	$33,572	$8,084	$40,618	$10,332	$(22,204)	$70,402
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
(3) Represents losses incurred from damage resulting from Hurricane Zeta at Hard Rock Biloxi in the fourth quarter of 2020 offset by insurance recovery proceeds received for a damaged roof at the Company’s Arapahoe Park racetrack for the respective periods.
(4) Expenses incurred to establish the partnership with Sinclair and acquisition costs attributable to the Bet.Works acquisition in the fourth quarter of 2020.
(5) Represents costs incurred to apply for and obtain sports and iGaming licenses in various jurisdictions.
(6) Other includes the following non-recurring items (i) expenses incurred associated with the Rhode Island State Police investigation into a former tenant in the Twin River Casino property and a former employee of the Company, (ii) expenses incurred associated with the campaign attempting to create an open bid process for the Rhode Island Lottery Contract, (iii) non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements), and (iv) costs incurred in connection with the implementation of a new human resources information system.

Year Ended December 31, 2019 (in thousands)	Rhode Island	Mid-Atlantic	Southeast	Other	Total
Revenue	$306,306	$80,806	$127,432	$9,033	$523,577

Net income	$71,124	$6,031	$18,165	$(40,190)	$55,130
Interest expense, net of interest income	3,265	145	(30)	34,546	37,926
Provision for income taxes	26,653	2,903	5,108	(14,614)	20,050
Depreciation and amortization	18,473	3,996	9,743	180	32,392
Non-operating income	—	(39)	—	(144)	(183)
Acquisition, integration and restructuring expense	425	1,155	—	10,588	12,168
Share-based compensation	—	—	—	3,826	3,826
Professional and advisory fees associated with capital return program	—	—	—	3,510	3,510
Credit Agreement amendment expenses (1)	1,038	—	—	1,877	2,915
Storm related losses, net of insurance recoveries(2)	—	—	(152)	(1,181)	(1,333)
Other (3)	(419)	—	275	893	749
Allocation of corporate costs	10,124	2,466	4,148	(16,738)	—
Adjusted EBITDA	$130,683	$16,657	$37,257	$(17,447)	$167,150
__________________________________
(1) Credit Agreement amendment expenses include costs associated with amendments made to the Company’s Credit Agreement.
(2) Gain related to insurance recovery proceeds received for a damaged roof at the Company’s Arapahoe Park racetrack and storm-related repair expenses, net of insurance recoveries, associated with damage from Hurricane Nate at Hard Rock Biloxi.
(3) Other includes the following non-recurring items for the applicable periods (i) expenses incurred associated with the Rhode Island State Police investigation into a former tenant in the Twin River Casino property and a former employee of the Company, (ii) a pension audit payment representing an adjustment to a charge for out-of-period unpaid contributions, inclusive of estimated interest and penalties, to one of the Company’s multi-employer pension plans, (iii) expenses incurred associated with the campaign attempting to create an open bid process for the Rhode Island Lottery Contract, and (iv) non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements).

Year ended December 31, 2019 compared to year ended December 31, 2018

The information required by this section can be found in our Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity and Capital Resources

We assess liquidity in terms of the ability to generate cash or obtain financing in order to fund operating, investing and debt service requirements. Our primary ongoing cash requirements include the funding of operations, capital expenditures, acquisitions and other investments in line with our business strategy, and debt repayment obligations and interest payments. Over the next twelve months, we believe that operating cash flows will be sufficient to meet funding needs for operating, capital expenditure and debt service purposes. Furthermore, existing cash balances and availability of additional borrowings under the Credit Facility provide additional sources of liquidity. While we may seek other funding alternatives, we believe existing cash balances, cash flow from operations and availability under our Credit Facility will provide the cash necessary to fund our proposed acquisitions of MontBleu, Jumer’s, Tropicana Evansville, and Bet.Works, all of which are currently expected to close in the first half of 2021.

Cash Flows Summary

	Years Ended December 31,
(In thousands)	2020	2019	2018
Net cash provided by operating activities	$19,502	$94,100	$109,244
Net cash used in investing activities	(444,846)	(38,925)	(117,600)
Net cash provided by (used in) financing activities	366,397	48,896	(3,429)
Net change in cash and cash equivalents and restricted cash	(58,947)	104,071	(11,785)
Cash and cash equivalents and restricted cash, beginning of period	185,502	81,431	93,216
Cash and cash equivalents and restricted cash, end of period	$126,555	$185,502	$81,431

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2020 was $19.5 million, a decrease of $74.6 million from $94.1 million in 2019. This decrease was attributable to a net loss of $5.5 million in 2020 compared to net income of $55.1 million in 2019 primarily due to the mid-March 2020 shut-down of our facilities in response to the COVID-19 pandemic and operating restrictions on our properties following their reopening and a gain on bargain purchases of $63.9 million relating to the current year acquisitions of Bally’s Atlantic City and Shreveport, partially offset by a loss of $57.7 million relating to a change in value of naming rights liabilities associated with the Sinclair Agreement. Prepaid expenses and other assets as of December 31, 2020 included the contingent consideration asset of $27.7 million in connection with our arrangement with Caesars to reimburse us for capital spending to refurbish, upgrade and expand the amenities at our Bally’s Atlantic City property.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $444.8 million, an increase of $405.9 million compared to $38.9 million used in investing activities for 2019. This increase was primarily driven by the $425.1 million aggregate cash outlay for the acquisitions of the Black Hawk Casinos, Casino KC and Casino Vicksburg, Bally’s Atlantic City, and Shreveport in 2020 compared to $9.6 million paid in 2019 for the acquisition of Dover Downs, partially offset by a decrease in capital expenditures of $13.0 million when compared to the prior year as we limited spending on capital projects to conserve cash in response to COVID related shutdowns. The 2020 year also includes a $4.0 million deposit paid in connection with our acquisition of Jumer’s in September 2020, $2.0 million of which is nonrefundable.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $366.4 million compared to net cash provided by financing activities of $48.9 million for 2019. Cash provided by financing activities in 2020 was driven by $261.2 million of borrowings, net of fees, on our additional term loan, $122.5 million of Senior Notes proceeds and borrowings under our revolver, all of which were used to fund current year acquisitions. We also spent $33.3 million on share repurchases and paid cash dividends of $3.2 million under our capital return program. During 2019, cash provided by financing activities was driven by proceeds received from the Term Loan Facility and Senior Notes (defined below), net of fees incurred, of $683.2 million, partially offset by debt repayments of $343.9 million on our previous term loan and the required quarterly payments on our new Term Loan Facility. We also paid $223.1 million for share repurchases, including shares repurchased in connection with our Dutch auction tender offer in July 2019 under our capital return program.

Working Capital

At December 31, 2020, net working capital balance was $145.8 million, compared to $155.2 million at December 31, 2019 a decrease of $9.5 million. This decrease is primarily attributable to a decrease in our cash and cash equivalents balance to $123.4 million as of December 31, 2020 compared to $182.6 million as a result of the timing of transactions in each respective period, as noted above.

Capital Return Program and Quarterly Cash Dividend

During the second quarter of 2019, we announced that our Board approved a capital return program under which we may expend a total of up to $250 million for a share repurchase program and payment of dividends. On July 26, 2019, we completed a modified Dutch auction tender offer, purchasing 2,504,971 common shares at an aggregate purchase price of $73.9 million and repurchased an additional 6,558,379 common shares under the capital return program. During the year ended December 31, 2019, we paid cash dividends of $0.10 per common share in each of the third and fourth quarters, for a total of $0.20 per common share and a total cost of approximately $7.6 million.

On February 10, 2020, the Board approved an increase in the capital return program of $100.0 million. During the first quarter of 2020, we repurchased 1,581,813 common shares for an aggregate price of $29.7 million under the capital return program and paid a cash dividend of $0.10 per common share for approximately $3.2 million. As of December 31, 2020, $84.9 million remained available for use under the aforementioned program.

As noted below, as a result of the amendment to our Credit Facility, we are not permitted to declare or pay dividends on our common stock (or repurchase shares of our common stock) until the end of the Leverage Ratio Covenant Relief Period.

Senior Secured Credit Facility

On May 10, 2019, we entered into a credit agreement (“the “Credit Agreement”) with Citizens Bank, N.A., as administrative agent, (the “Agent”), and the lenders party thereto (the “Credit Facility”), consisting of a $300 million Term B Loan facility (the “Term Loan Facility”) and a $250 million revolving credit facility (the “Revolving Credit Facility”). Our obligations under the Revolving Credit Facility will mature on May 10, 2024. Our obligations under the Term Loan Facility will mature on May 10, 2026. Beginning September 30, 2019, the Company is required to make quarterly principal payments of $750,000 on the Term Loan Facility on the last business day of each fiscal quarter. In addition, we are required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, commencing with the fiscal year beginning January 1, 2020, we are required to apply a portion of its excess cash flow to repay amounts outstanding under the Credit Facility.

On March 16, 2020, we borrowed under our Revolving Credit Facility the full available amount of $250 million to increase our cash position and liquidity to facilitate financial flexibility in light of the then uncertainty in the global markets and the our business resulting from the COVID-19 pandemic. Upon closing of the additional $275 million term loan noted below, we repaid the full $250 million we had outstanding under our Revolving Credit Facility and currently have the full amount of the Revolving Credit Facility available for borrowing. Pursuant to the Revolving Credit Facility, we may utilize this availability for working capital, general corporate and other purposes as permitted under the terms of the Revolving Credit Facility. We believe that we have sufficient liquidity to meet our obligations, including those under our Term Loan Facilities, the Senior Notes and pending acquisitions.

On April 24, 2020, we and our lenders amended the financial covenants and certain other terms of our Credit Facility to provide financial covenant relief from the effects of the COVID-19 pandemic. Until the period on which we are required to deliver our compliance statement and financial statements for the three months ending March 31, 2021 (the “Leverage Ratio Covenant Relief Period”), we will not be required to comply with the maximum total net leverage ratio covenant. Instead the Company will be required to comply with a minimum liquidity covenant tested at the last day of each month during the Leverage Ratio Covenant Relief Period. Under the minimum liquidity requirement, we will be required to have unrestricted cash on hand at the end of each month in the following amounts: (1) $75.0 million at April 30, 2020 and May 31, 2020, (2) $65.0 million at June 30, 2020, (3) $55.0 million at July 31, 2020, and (4) $50.0 million at each month-end thereafter through March 31, 2021.

We will not be permitted to declare or pay dividends on our common stock or make other restricted payments, complete investments or acquisitions (other than those previously announced or to which the lenders consent) during the Leverage Ratio Covenant Relief Period, and the interest rates on the Revolving Credit Facility borrowings are LIBOR + 2.75% during the Leverage Ratio Covenant Relief Period. Additionally, the amendment permanently changed the minimum LIBOR on Revolver borrowings from 0.00% to 0.75%.

On March 5, 2021, we and our lenders amended the financial covenants and certain other terms of our Credit Facility to provide deemed consolidated EBITDA numbers for certain fiscal quarters of 2021 and to permit the annualization of consolidated EBITDA for the 2021 fiscal year for purposes of calculating compliance with the consolidated total net leverage ratio, to the extent we are required to comply with it.

On May 11, 2020, we closed on an amendment to our Credit Facility to increase our Term Loan Facility by $275.0 million. Borrowings under the increased portion of the Term Loan Facility will bear interest at LIBOR + 8.00% per annum with a 1.00% LIBOR floor through the May 10, 2026 maturity date. Following the amendment, we repaid the full $250.0 million outstanding under our Revolving Credit Facility. This new term loan satisfied the financing contingency in the purchase agreement to acquire Shreveport and MontBleu from affiliates of Eldorado.

On March 9, 2021, we amended our Credit Agreement to increase the aggregate principal amount of the Revolving Credit Facility to $325 million, an increase of $75 million pursuant to an incremental revolving facility. Borrowings under the new incremental revolving facility will be subject to the same terms and conditions of the existing Revolving Credit Facility under the Credit Agreement.

6.75% Senior Notes due 2027

On May 10, 2019, we issued $400.0 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 (the “Senior Notes”). On October 9, 2020, we issued an additional $125.0 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 (the “Additional Notes” and, together with the Initial Notes, the “Senior Notes”). The Additional Notes, other than with respect to the date of issuance and issue price, are identical to the Initial Notes, and are treated as a single class with the Initial Notes for all purposes under the indenture governing the Senior Notes (the “Indenture”). Immediately after giving effect to the issuance and sale of the Additional Notes, we had $525.0 million in aggregate principal amount of Senior Notes outstanding. Interest on the Senior Notes is paid semi-annually in arrears on June 1 and December 1. We used a portion of the net proceeds from the Initial Notes, together with a portion of the proceeds from our Term Loan Facility, to repay borrowings under our prior credit agreement (the “Former Credit Facility”).

On February 4, 2021, we announced we had obtained the consent of the Senior Notes holders to amend the indenture governing the Senior Notes. The amendment to the Indenture amended the "Incurrence of Indebtedness and Issuance of Subsidiary Preferred Stock" covenant contained in Section 4.09 of the Indenture to increase the fixed dollar prong of the credit facility basket from "$745.0 million" to "975.0 million." Except for this amendment, all the existing terms of the Senior Notes remain unchanged.

Refer to Note 11 “Long-Term Debt” in Item 8 of this Annual Report on Form 10-K.

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

For the year ended December 31, 2020, capital expenditures were $15.3 million compared to $28.2 million in 2019, a decrease directly attributable spending restrictions resulting from the COVID-19 pandemic coupled with the completion of projects in the prior year relating to the Tiverton Casino Hotel and the new hotel at Twin River Casino.

As a result of the COVID-19 pandemic, all major projects were suspended in 2020. We expect capital expenditures in 2021 to exceed 2020 amounts as we intend to move forward with several proposed projects. At our Casino KC property, we have planned a redevelopment project for approximately $40 million as we believe it will enhance the property and guest experience, and drive growth and our return on investment. We plan to invest approximately $90 million in our Bally’s Atlantic City property over a span of five years to refurbish and upgrade our facilities and expand its amenities. Additionally, as noted above, we signed a framework agreement with an established developer to jointly design, develop, construct and manage a casino in Centre County, Pennsylvania and construction is expected to begin the first half of 2021 and will take approximately one year to complete. We estimate the total cost of the project, including construction, licensing and sports betting/iGaming operations, to be approximately $120 million. We may also commence our expansion and other capital improvements at our Twin River Casino Hotel location related to our proposed partnership with IGT and are optimistic that this legislation will be addressed and approved as soon as the second quarter of 2021. We expect to fund the expenditures from a combination of cash flow from operations, cash on hand and available borrowings under our Credit Facility.

Because the pandemic is ongoing and the duration and severity remains unclear, it is difficult to forecast any impacts on our future results and therefore, planned spending on these projects may be impacted as we embark into the 2021 year.

Contractual Obligations

The following summarizes our undiscounted contractual obligations as of December 31, 2020:

(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Current and long-term obligations, at par	$569,125	$5,750	$11,500	$11,500	$540,375
Revolver	35,000	—	—	35,000	—
Senior notes, at par	525,000	—	—	—	525,000
Interest(a)	407,091	68,814	204,415	116,143	17,719
Operating leases(b)	139,293	6,204	11,877	11,499	109,713
Naming rights fees(c)	88,019	2,000	10,000	18,000	58,019
Acquisition commitments(d)	33,050	33,050	—	—	—
Capital expenditures(e)	90,000	25,000	50,000	15,000	—
Bally’s trade name	20,000	10,000	10,000	—	—
Other(f)	6,227	5,499	728	—	—
Total contractual obligations	$1,912,805	$156,317	$298,520	$207,142	$1,250,826
___________________________________________
(a)Interest for the term loan with obligations at par of $569,125 is calculated at the December 31, 2020 interest rate of 3.00% and interest for senior notes with obligations at par of $525,000 is calculated at the stated rate of 6.75%.
(b)Represents the minimum rent payable under operating leases.
(c)Represents fees under the terms of the Sinclair Agreement for naming rights of the regional sports networks which escalate annually over the ten year term of the agreement. Refer to Note 9 “Sinclair Agreement” in our consolidated financial statements.
(d)Represents termination fees related to the pending acquisitions of MontBleu, Jumer’s, Tropicana Evansville, and Bet.Works as well as non-cancelable fees owed to our advisors on select of these transactions. Refer to Note 17 “Commitments and Contingencies” in our consolidated financial statements.
(e)We anticipate spending approximately $250 million for planned projects at Casino KC, Bally’s Atlantic City and Centre County, PA of which we are contractually committed to spend $90 million in connection with our Bally’s Atlantic City property .
(f)Includes various non-cancellable contractual obligations, including advertising and facilities maintenance agreements.

Off-Balance Sheet Arrangements

Except for obligations disclosed above under “Contractual Obligations” and performance obligations incurred in the ordinary course of business, we are not party to any off-balance sheet arrangements involving guarantee, contingency or similar obligations to entities whose financial statements are not consolidated with our results, and that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors in our securities.

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

Our other intangible assets primarily consist of gaming licenses, trademarks, rated player relationships, and hotel and conference pre-bookings, which have all been obtained through acquisition, as well as a Naming Rights intangible asset obtained through the Sinclair Agreement.

We consider our gaming licenses, VLT licenses and the Bally’s trademark to be indefinite lived based on future expectations of operating our gaming properties indefinitely and continuing to brand our corporate name and certain properties under the Bally’s trademark indefinitely. Intangible assets not subject to amortization are reviewed for impairment annually as of October 1 and between annual test dates whenever events or changes in circumstances may indicate that the carrying amount of the related asset may not be recoverable.

We establish a useful life upon initial recognition of our finite-lived intangible assets based on the period over which the asset is expected to contribute to our future cash flows, and periodically evaluate the remaining useful lives to determine whether events and circumstances warrant a revision to the remaining period of amortization. Finite-lived intangible assets are amortized over their remaining useful lives on a straight-line basis.

Valuation of Goodwill

Goodwill represents the excess of reorganization value over the fair market value of Twin River Casino Hotel net assets on the Emergence Date and the excess of the Hard Rock Biloxi, Newport Grand, Dover Downs, Casino KC and Casino Vicksburg purchase prices over the respective fair values of tangible and identifiable assets acquired and liabilities assumed. The Acquisitions of Bally’s Atlantic City and Shreveport resulted in a bargain purchase and therefore no goodwill was recorded associated with these transactions. We are required to test goodwill for impairment at least annually, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment as of the first day of the fourth quarter of each year. We test for goodwill impairment at the reporting unit level, which is at or one level below the operating segment level.

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

The determination of our obligation and related expense for Company-sponsored pension benefits is dependent, in part, on management’s selection of certain actuarial assumptions used in calculating these amounts. These assumptions include, among other things, the discount rate and the expected long-term rate of return on plan assets. Refer to Note 15 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information related to the actuarial assumptions used in determining pension liabilities and expenses.

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

For 2020, each 25 basis point increase/decrease in the discount rate and expected return on plan assets would, collectively, increase/decrease pension expense by less than $0.1 million. Although we believe our assumptions are appropriate, the actuarial assumptions may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants.

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

JOBS Act Transition Period

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We will rely on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we will rely on certain of these exemptions, including without limitation, (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will be considered an emerging growth company until the earliest to occur of (1) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which could occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (3) the date on which we have issued more than $1.0 billion in non convertible debt during the preceding three-year period, and (4) the last day of our fiscal year containing the fifth anniversary of the date on which we first sold common equity securities pursuant to an effective registration statement, or December 31, 2024.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements. As of December 31, 2020, interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On December 31, 2020, we had $604.1 million of variable rate debt outstanding under our Term Loan and Revolving Credit Facilities and $525.0 million in 6.75% unsecured senior notes. Based upon a sensitivity analysis of our debt levels on December 31, 2020, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense of approximately $6.0 million over the next twelve months.

We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the years ended December 31, 2020, 2019 or 2018.

Inflation generally affects us by increasing our cost of labor. Bally’s does not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2020, 2019 or 2018.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements listed below are filed as part of this Annual Report on Form 10-K.

The accompanying audited consolidated financial statements of Bally’s Corporation (and together with its subsidiaries, the “Company” or “Bally’s”)) have been prepared in accordance with the instructions to Form 10-K and Regulation S-X and include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Bally’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bally’s Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive (loss) income, statement of changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill — All Reporting Units — Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. As of December 31, 2020, the carrying value of the Goodwill is $187.0 million. During the year, the Company impaired $5.4 million of Goodwill associated with the Black Hawk Reporting Unit.

The determination of the fair values requires management to make significant estimates using both the market approach, applying a multiple of earnings based on guidelines for publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. The determination of fair value under the discounted cash flows method involves the use of significant estimates and assumptions, including the weighted average cost of capital, future revenue, profitability and cash flows. Changes in these assumptions could have a significant impact on either a reporting unit’s fair value, the amount of any goodwill impairment charge, or both.

Given the significant judgments made by management to estimate the fair value of each reporting unit’s goodwill and the difference between its fair value and carry value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the weighted average cost of capital, future revenue, profitability, cash flows and selection of guideline public companies and related valuation multiples, required a high degree of auditor judgment and increased extent of effort, including the need to involve our fair value specialist.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the weighted average cost of capital, future revenue, profitability, cash flows, and selection of guideline public companies and related valuation multiples, used by management to estimate the fair value of goodwill included the following, among others:

•We evaluated management’s ability to accurately project future revenues, profitability, and cash flows by comparing actual results to management’s historical projections.

•We evaluated the reasonableness of management’s projections of future revenues, profitability and cash flows by:

–Comparing management’s projections with:

▪Historical revenues, profitability and cash flows

▪Internal communications to management and the Board of Directors

▪Projected information included in Company press releases, as well as analyst and industry reports of the Company and selected companies in its peer group

–Evaluated the impact of changes in the regulatory environment on management’s projections

–Evaluated the projected revenue mix based on the historical total revenue mix and the Company’s strategic plans

–Evaluated actual results for the period ended December 31, 2020 as compared to management’s projection for that same period, as well as any changes in management’s projection that may have occurred subsequent to the Company’s analysis.

•With the assistance of our fair value specialists, we evaluated the selection of guideline companies and valuation multiples, as well as reasonableness of the discount rates by:

–Testing the source information underlying the determination of the valuation multiples and discount rate including the mathematical accuracy of these calculations

–Evaluated the comparability of the guideline companies using the industry classification system

–Evaluated the selection of valuation multiples through comparison of historical and projected growth and profitability

–Independently estimating the weighted average cost of capital (a component of the discount rate)

–Evaluated the basis and rationale for each discount rate input

–Developing a range of independent estimates and comparing those to the discount rate selected by management.

Acquisitions – Black Hawk Casinos, Casino KC and Casino Vicksburg, Bally’s Atlantic City & Eldorado Resort Casino Shreveport – Acquired Intangible Assets — Refer to Note 2 and Note 5 to the financial statements

Critical Audit Matter Description

The Company completed the acquisitions of the Black Hawk Casinos, Casino KC and Casino Vicksburg, Bally’s Atlantic City, and Eldorado Resort Casino Shreveport, through asset purchase agreements during the year. The Company accounted for each of these acquisitions using the acquisition method of accounting, which requires the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. In determining the estimated fair value for acquired intangible assets, such as, trademarks, rated player relationships, gaming licenses, and other contracts, management utilized an income approach, which discounts the projected future net cash flow using a discount rate that reflects the risks associated with the projected future cash flows.

Given the fair value determination of these intangibles requires management to make significant estimates and assumptions related to projected future net cash flows and the selection of the discount rate, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the projected future net cash flows and the selection of the discount rate for the acquired intangible assets included the following, among others:

•We assessed the reasonableness of management’s projected future net cash flows by comparing the projections to historical results and certain peer companies.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:

◦Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

•We evaluated whether the estimated projected future net cash flows were consistent with evidence obtained in other areas of the audit.

Sinclair Agreement – Refer to Note 9 to the financial statements

Critical Audit Matter Description

The Company entered into a long-term strategic relationship with Sinclair Broadcast Group, whereby the Company will receive naming rights to the regional sports networks and certain integrations to network programming in exchange for annual fees paid in cash, the issuance of warrants and options, and an agreement to share in certain tax benefits resulting from the transaction with Sinclair.

We identified the accounting for the Sinclair agreement as a critical audit matter due to the complexity involved and the management judgment necessary to determine the appropriate accounting treatment for the various aspects of the agreement. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals having expertise in business combinations, financial instruments and income taxes, when performing audit procedures to evaluate management’s judgments and conclusions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s application GAAP to the Sinclair agreement included the following, among others:

•We read and analyzed the asset purchase agreement to evaluate the accounting treatment for the naming rights, warrants, options and agreement to share in certain tax benefits.

•With the assistance of professionals having expertise in business combinations, financial instruments and income tax accounting, we evaluated management’s conclusions.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey March 10, 2021 We have served as the Company’s auditor since 2015.

BALLY’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$123,445	$182,581
Restricted cash	3,110	2,921
Accounts receivable, net	14,798	23,190
Inventory	9,296	7,900
Tax receivable	84,483	—
Prepaid expenses and other assets	53,823	28,439
Total current assets	288,955	245,031
Property and equipment, net	749,029	510,436
Right of use assets, net	36,112	17,225
Goodwill	186,979	133,082
Intangible assets, net	663,395	110,373
Other assets	5,385	5,740
Total assets	$1,929,855	$1,021,887
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$5,750	$3,000
Current portion of lease obligations	1,520	1,014
Accounts payable	15,869	14,921
Accrued liabilities	120,055	70,849
Total current liabilities	143,194	89,784
Lease obligations, net of current portion	62,025	16,214
Long-term debt, net of current portion	1,094,105	680,601
Pension benefit obligations	9,215	8,688
Deferred tax liability	36,983	13,790
Naming rights liabilities	243,965	—
Other long-term liabilities	13,770	1,399
Total liabilities	1,603,257	810,476
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 30,685,938 and 41,193,018 shares issued as of December 31, 2020 and 2019, respectively; 30,685,938 and 32,113,328 shares outstanding as of December 31, 2020 and 2019, respectively	307	412
Additional paid-in-capital	294,643	185,544
Treasury Stock, at cost, 0 and 9,079,690 shares as of December 31, 2020 and 2019, respectively.	—	(223,075)
Retained earnings	34,792	250,418
Accumulated other comprehensive loss	(3,144)	(1,888)
Total stockholders’ equity	326,598	211,411
Total liabilities and stockholders’ equity	$1,929,855	$1,021,887
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Years Ended December 31,
	2020	2019	2018
Revenue:
Gaming	$291,658	$367,948	$327,740
Racing	6,412	13,114	13,158
Hotel	24,742	38,988	21,339
Food and beverage	32,132	69,904	48,380
Other	17,848	33,623	26,920
Total revenue	372,792	523,577	437,537

Operating costs and expenses:
Gaming	89,455	93,965	71,798
Racing	6,446	9,592	9,031
Hotel	10,144	14,841	8,266
Food and beverage	29,367	58,447	40,246
Retail, entertainment and other	3,257	8,327	5,901
Advertising, general and administrative	176,943	180,400	143,278
Goodwill and asset impairment	8,659	—	—
Expansion and pre-opening	921	—	2,678
Acquisition, integration and restructuring expense	13,257	12,168	6,844
Newport Grand disposal loss	—	—	6,514
Storm related losses, net of insurance recoveries	14,095	(1,181)	—
Rebranding	792	—	—
Depreciation and amortization	37,842	32,392	22,332
Total operating costs and expenses	391,178	408,951	316,888
(Loss) income from operations	(18,386)	114,626	120,649

Other income (expense):
Interest income	612	1,904	173
Interest expense, net of amounts capitalized	(63,248)	(39,830)	(23,025)
Change in value of naming rights liabilities	(57,660)	—	—
Gain on bargain purchases	63,871	—	—
Loss on extinguishment and modification of debt	—	(1,703)	—
Other, net	—	183	—
Total other expense, net	(56,425)	(39,446)	(22,852)

(Loss) income before provision for income taxes	(74,811)	75,180	97,797
(Benefit) provision for income taxes	(69,324)	20,050	26,359
Net (loss) income	$(5,487)	$55,130	$71,438
Deemed dividends related to changes in fair value of common stock subject to possible redemption	—	—	640
Net (loss) income applicable to common stockholders	$(5,487)	$55,130	$72,078

Net (loss) income per share, basic	$(0.18)	$1.46	$1.95
Weighted average common shares outstanding, basic	31,315,151	37,705,179	36,938,943

Net (loss) income per share, diluted	$(0.18)	$1.46	$1.87
Weighted average common shares outstanding, diluted	31,315,151	37,819,617	38,551,708
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Years Ended December 31,
	2020	2019
Net (loss) income	$(5,487)	$55,130
Other comprehensive loss (income):
Defined benefit pension plan:
Losses arising during the period	(1,844)	(2,740)
Tax effect	588	852
Net of tax amount	(1,256)	(1,888)
Other comprehensive loss	(1,256)	(1,888)
Total comprehensive (loss) income	$(6,743)	$53,242
____________________________________________
Note: Net income equals comprehensive income for the year ended December 31, 2018.
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2017	36,199,704	$362	$67,910	$(22,275)	$130,806	$—	$176,803
Release of restricted stock	25,136	—	—	—	—	—	—
Stock options exercised via repayment of non-recourse notes	1,771,096	18	44,739	—	—	—	44,757
Share-based compensation - equity awards	—	—	1,692	—	—	—	1,692
Share repurchases	(338,648)	(3)	3	(7,958)	—	—	(7,958)
Common stock subject to possible redemption	(25,136)	—	(685)	—	—	—	(685)
Common stock no longer subject to possible redemption due to extinguishment of Puts	357,224	3	9,095	—	—	—	9,098
Fair value of vested stock options converted from liability to equity awards	—	—	2,875	—	—	—	2,875
Deemed dividends related to changes in fair value of common stock subject to possible redemption	—	—	—	—	640	—	640
Net income	—	—	—	—	71,438	—	71,438
Balance as of December 31, 2018	37,989,376	380	125,629	(30,233)	202,884	—	298,660
Release of restricted stock, net	226,817	2	(428)	—	—	—	(426)
Dividends and dividend equivalents - $0.20 per share	—	—	—	—	(7,596)	—	(7,596)
Share-based compensation - equity awards	—	—	3,826	—	—	—	3,826
Retirement of treasury shares	—	—	(30,233)	30,233	—	—	—
Stock issued for purchase of Dover Downs	2,976,825	30	86,750	—	—	—	86,780
Share repurchases (including tender offer)	(9,079,690)	—	—	(223,075)	—	—	(223,075)
Other comprehensive loss	—	—	—	—	—	(1,888)	(1,888)
Net income					55,130		55,130
Balance as of December 31, 2019	32,113,328	412	185,544	(223,075)	250,418	(1,888)	211,411
Release of restricted stock and other stock awards, net	365,439	4	(9,766)	—	—	—	(9,762)
Dividends and dividend equivalents - $0.10 per share	—	—	—	—	(3,174)	—	(3,174)
Share-based compensation - equity awards	—	—	17,706	—	—	—	17,706
Retirement of treasury shares	—	(109)	(49,351)	256,367	(206,907)	—	—
Share repurchases	(1,812,393)	—	—	(33,292)	—	—	(33,292)
Stock options exercised	19,564	—	84	—	—	—	84
Issuance of penny warrants for naming rights	—	—	150,426	—	—	—	150,426
Adoption of ASU 2016-13	—	—	—	—	(58)	—	(58)
Other comprehensive loss	—	—	—	—	—	(1,256)	(1,256)
Net loss	—	—	—	—	(5,487)	—	(5,487)
Balance as of December 31, 2020	30,685,938	$307	$294,643	$—	$34,792	$(3,144)	$326,598
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(5,487)	$55,130	$71,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,842	32,392	22,332
Amortization of operating lease right of use assets	804	1,215	—
Share-based compensation - liability awards	—	—	(3,166)
Share-based compensation - equity awards	17,706	3,826	1,692
Amortization of debt financial costs and discounts on debt	4,636	2,684	3,267
Loss on extinguishment and modification of debt	—	1,703	—
Bad debt expense	353	239	202
Net pension and other post-retirement benefit income	—	(39)	—
Deferred income taxes	1,191	8,995	5,880
Goodwill and asset impairment	8,659	—	—
Storm related losses	14,408	—	—
Newport Grand disposal loss	—	—	6,514
Loss on disposal of property and equipment	35	98	11
Accretion of trade name liability and naming rights	594	—	—
Change in value of naming rights liabilities	57,660	—	—
Gain on bargain purchases	(63,871)	—	—
Changes in operating assets and liabilities:
Accounts receivable	11,622	5,211	(4,857)
Inventory	125	(89)	842
Prepaid expenses and other assets	(76,099)	(14,172)	(1,778)
Accounts payable	(4,976)	(3,860)	(4,078)
Accrued liabilities	14,300	767	10,945
Net cash provided by operating activities	19,502	94,100	109,244
Cash flows from investing activities:
Deposit paid	—	—	(981)
Repayment of loans from officers and directors	—	—	5,360
Cash paid for acquisitions, net of cash acquired	(425,063)	(9,606)	—
Deposit for pending acquisition of Jumer’s Casino & Hotel	(4,000)	—	—
Proceeds from sale of land and building for Newport Grand disposal	—	—	7,108
Proceeds from sale of property and equipment	—	10	11
Capital expenditures	(15,283)	(28,237)	(128,890)
Payments associated with licenses and market access fees	(500)	(1,092)	(208)
Net cash used in investing activities	(444,846)	(38,925)	(117,600)
Cash flows from financing activities:
Revolver borrowings	285,000	25,000	41,000
Revolver repayments	(250,000)	(80,000)	(6,000)
Term loan proceeds, net of fees of $13,820, $10,655 and $—, respectively	261,180	289,345	—
Term loan repayments	(4,375)	(343,939)	(34,527)
Senior note proceeds, net of fees of $2,500, $6,130 and $—, respectively	122,500	393,870	—
Payment of financing fees	(1,734)	(4,340)	(221)
Share repurchases	(33,292)	(223,075)	(7,958)
Stock options exercised via repayment of non-recourse notes	—	—	4,277
Stock options exercised	84	—	—
Payment of shareholder dividends	(3,204)	(7,539)	—
Share redemption for tax withholdings - restricted stock	(9,762)	(426)	—
Net cash provided by (used in) financing activities	366,397	48,896	(3,429)
Net change in cash and cash equivalents and restricted cash	(58,947)	104,071	(11,785)
Cash and cash equivalents and restricted cash, beginning of period	185,502	81,431	93,216
Cash and cash equivalents and restricted cash, end of period	$126,555	$185,502	$81,431

Supplemental disclosure of cash flow information:
Cash paid for interest	$57,234	$35,040	$23,178
Cash paid for income taxes, net of refunds	3,835	16,519	22,217

Non-cash investing and financing activities:
Unpaid property and equipment	$3,575	$419	$7,073
Unpaid trade name	20,000	—	—
Unpaid Naming Rights	332,313	—	—
Deposit applied to fixed asset purchases	—	981	—
Deemed dividends related to changes in fair value of common stock subject to possible redemption	—	—	(640)
Intrinsic value of stock options exercised via repayment of non-recourse note	—	—	40,480
Termination of operating leases via purchase of underlying assets	—	1,665	—
Common stock no longer subject to possible redemption due to extinguishment of Puts	—	—	9,098
Fair value of vested stock options converted from liability to equity awards	—	—	2,875
Stock issued for acquisition of Dover Downs Gaming & Entertainment, Inc.	—	86,780	—
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL INFORMATION

Description of Business

Bally’s Corporation (the “Company”, “Bally’s”), formerly known as Twin River Worldwide Holdings, Inc., was formed on March 1, 2004. Twin River Management Group, Inc. (“TRMG”), is a wholly owned subsidiary of the Company and is the parent company of UTGR, Inc. (“Twin River Casino Hotel”), Premier Entertainment Biloxi LLC and subsidiaries (“Hard Rock Biloxi”), Premier Entertainment II, LLC (“Newport Grand”), Mile High USA, Inc. and subsidiaries (“Mile High USA”), Twin River-Tiverton, LLC (“Tiverton Casino Hotel”), Premier Entertainment III, LLC and subsidiaries, (“Dover Downs”), Premier Entertainment Black Hawk LLC (“Black Hawk Casinos”), IOC-Kansas City, Inc. (“Casino KC”), Premier Entertainment Vicksburg, LLC (“Casino Vicksburg”), Premier Entertainment AC, LLC (“Bally’s Atlantic City”) and Premier Entertainment Louisiana I, LLC (“Eldorado Resort Casino Shreveport” or “Shreveport”), all of which are wholly owned subsidiaries of TRMG.

Twin River Casino Hotel is located in Lincoln, Rhode Island and is authorized to house a maximum of 4,752 Video Lottery Terminals (“VLTs”) and traditional casino table games on behalf of the State of Rhode Island. As of December 31, 2020, the property had 4,067 VLTs, 90 traditional table games, 23 poker tables, and 36 stadium gaming positions in addition to simulcast racing, and live and mobile sports wagering. The property also has various food and beverage venues, a multi-purpose event center and a 136-room hotel.

Hard Rock Biloxi’s operations consist of a casino and hotel located in Biloxi, Mississippi. As of December 31, 2020, the property includes 1,015 slot machines, 55 table games, and two hotel towers containing 479 guest rooms and suites, a pool with swim up bar and a spa. The property also features a variety of restaurants and nightlife options.

TRMG formed Premier Entertainment II LLC which acquired substantially all of the assets of Newport Grand Casino located in Newport, Rhode Island on July 14, 2015. Newport Grand housed approximately 1,100 VLTs on behalf of the State of Rhode Island and also offered simulcast wagering as well as a restaurant and bar. Until Newport Grand closed on August 28, 2018, Newport Grand was entitled to a 28.0% share of VLT revenue. The Company has included the results of Newport Grand in its consolidated financial statements from the date of acquisition until the date Newport Grand vacated the building after closing. Refer to Note 6 “Sale of Newport Grand”.

On February 3, 2015, TRMG formed Border Investments LLC for the purpose of acquiring the rights to land located in Tiverton, Rhode Island and subsequently proposed a relocation of the existing Newport Grand gaming license to a new casino to be developed in that town. On November 9, 2015, TRMG formed Twin River-Tiverton, LLC to develop and house the new casino. The Tiverton casino was approved by a majority vote in both the State of Rhode Island and the Town of Tiverton on November 8, 2016. During 2017, the land acquired by Border Investments LLC was transferred to Twin River-Tiverton, LLC and Border Investments LLC was dissolved. On September 1, 2018, the casino and hotel located in Tiverton, Rhode Island (“Tiverton Casino Hotel”) began operations. As of December 31, 2020, the property houses approximately 1,000 VLTs, 32 table games and 18 stadium gaming positions on behalf of the State of Rhode Island. The Tiverton Casino Hotel also offers live and mobile sports wagering and has an 83-room hotel.

On March 28, 2019, the Company, through its wholly owned subsidiary Premier Entertainment III, LLC acquired Dover Downs Gaming & Entertainment, Inc. (“Dover Downs”). In the transaction, each share of Dover Downs common stock and class A common stock was converted into the right to receive 0.0899 shares of the Company’s common stock. Dover Downs common stock, which previously traded under the ticker symbol “DDE” on the New York Stock Exchange (the “NYSE”), ceased trading on, and was delisted from, the NYSE on March 28, 2019. On March 29, 2019, the Company’s common stock was listed on the NYSE and began trading under the ticker symbol “TRWH.” Effective November 9, 2020, the Company changed its name to Bally’s Corporation and, reflecting this change, the Company’s common stock commenced trading on the NYSE under the new ticker symbol “BALY.”

The Dover Downs operations consist of a casino, a hotel and conference center and a harness racing track located in Dover, Delaware. As of December 31, 2020, the property includes approximately 2,060 slot machines, 33 traditional table games and 4 poker tables, in addition to a harness racing track with pari-mutuel wagering on live and simulcast horse races, online gaming, various food and beverage venues, a full-service spa/salon and a multi-purpose event center. Dover Downs also offers sports wagering. The Dover Downs Hotel and Conference Center has a 500 room hotel.

Mile High USA’s operations consist of a horse racing track and simulcast wagering at Arapahoe Park Racetrack in Aurora, Colorado, as well as simulcast horse and dog wagering at up to 13 licensed off-track betting (“OTB”) sites in Colorado.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Black Hawk Casinos properties, Golden Gates, Golden Gulch and Mardi Gras are located in close proximity to one another along a half mile strip of casino and casino-hotel properties in the historic mining town of Black Hawk, Colorado. Together the properties contain a combined 34,632 square feet of gaming space featuring 16 table games, 569 slots and a poker parlor with 17 tables. The properties also offer four restaurants and 24/7 bars, and one of the only parking garages in the market, with 700 spaces.

Casino KC is located in Kansas City, Missouri overlooking the Missouri River and is in close proximity to downtown Kansas City and the Berkeley Riverfront. As of December 31, 2020, the property consists of 39,788 square feet of casino space, 887 slot machines, 13 table games and two dining venues. It is located at a premier location on the riverfront near downtown and is readily accessible to suburban traffic. The Company expects to substantially reposition the casino with a transformational redevelopment plan with spending of approximately $40 million.

Casino Vicksburg is located along the Mississippi River in Vicksburg, Mississippi. As of December 31, 2020, the property features 32,608 square feet of casino space, 499 slot machines, eight electronic table games, three dining venues and an 89-room hotel.

Bally’s Atlantic City is located in Atlantic City, New Jersey, is situated prominently in the center of the Atlantic City boardwalk. As of December 31, 2020, this iconic 83,569 square foot property includes 1,481 slots, 93 tables, four dining venues and one bar, lounge and nightclub facilities. The property also houses a hotel with 1,214 guest rooms and suites, a spa and indoor fitness facilities and 80,000 square feet of meeting space with 28 meeting rooms, including the 12,000 square foot Ocean Ballroom. The Company expects to invest approximately $90 million in the Bally’s Atlantic City property over a span of five years to refurbish and upgrade its facilities and expand its amenities.

Eldorado Resort Casino Shreveport is located in Shreveport, Louisiana, and is situated right on the banks of the Red River. As of December 31, 2020, this premier property consists of 49,916 square feet of casino space, 1,382 slots, 46 table games and eight poker tables, four dining venues and two bars, 403 hotel rooms, and 6,000 square feet of convention space.

The Company has four reportable segments which are operated and managed as follows: 1) Rhode Island, 2) Mid-Atlantic, 3) Southeast and 4) West. Refer to Note 18 “Segment Reporting”.

Strategic Partnership - Sinclair Broadcast Group

On November 18, 2020, the Company and Sinclair Broadcast Group, Inc. (“Sinclair”) entered into a Framework Agreement (the “Sinclair Agreement”), which provides for a long-term strategic relationship between the Company and Sinclair combining Bally’s integrated, proprietary sports betting technology with Sinclair’s portfolio of local broadcast stations and live regional sports networks and its Tennis Channel, Stadium sports network and STIRR streaming service. Refer to Note 9 “Sinclair Agreement” for further information.

Bet.Works

On November 18, 2020, the Company and Bet.Works Corp. (“Bet.Works”) entered into a definitive agreement pursuant to which the Company will acquire Bet.Works (the “Bet.Works Acquisition”). At closing, the Company will pay the shareholders of Bet.Works $62.5 million in cash and 2,528,194 Company common shares, subject in each case to customary adjustments. Refer to Note 5 “Acquisitions” for further information.

Centre County, Pennsylvania

On December 31, 2020, the Company signed a framework agreement with an established developer to jointly design, develop, construct and manage a Category 4 licensed casino in Centre County, Pennsylvania. Construction of the casino is expected to begin the first half of 2021 and will take approximately one year to complete. Subject to receipt of all applicable regulatory approvals, it will house up to 750 slot machines and 30 table games. The casino will also provide, subject to receipt of separate licenses and certificates, retail sports betting, online sports betting and online gaming. The Company estimates the total cost of the project, including construction, licensing and sports betting/iGaming operations, to be approximately $120 million. Bally’s will acquire a majority equity interest in the partnership, including 100% of the economic interests of all retail sports betting, online sports betting and iGaming activities associated with the project.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COVID-19 Pandemic

The novel coronavirus (“COVID-19”) pandemic has caused significant disruption to the US and global economy as well as financial markets around the world and has impacted, and is likely to continue to impact, the Company’s business in a material manner. As of March 16, 2020 all of the Company’s properties at the time were temporarily closed as a result of the COVID-19 pandemic and as of March 17, 2020, all of the properties the Company had entered into agreements to acquire were also temporarily closed. As of June 17, 2020, all of the Company’s properties, including the subsequently acquired Casino KC and Casino Vicksburg had reopened operated in some capacity for the remainder of the year, with the exception of Twin River Casino Hotel and Tiverton Casino Hotel which closed again from November 29 through December 20, 2020. The following is an update of re-openings and current operations by property.

•Twin River Casino Hotel and Tiverton Casino Hotel - The Rhode Island properties pre-opened on June 8, 2020 with very limited invitation-only guests allowed. Beginning June 30, 2020, the Company was able to open to the general public, at approximately 65% capacity, with half of VLTs and a limited number of table games (with a three-player limit). The properties were closed again from November 29 through December 20, 2020 due to a state mandated pause to slow the spread of COVID-19. Currently, the properties are open to the general public and are operating at 65% capacity with about half of VLTs and all table games (with a three-player limit) available. The hotels at the Rhode Island properties remain closed.
•Hard Rock Biloxi - The Biloxi property re-opened to the general public on May 21, 2021 at 50% capacity with 41% of VLTs, all table games (with a three-player limit) available and 75% of the hotel rooms available to guests. Currently, Hard Rock Biloxi is operating at 50% capacity with over 63% of VLTs and all table games (with a three-player limit) available, and the hotel is currently operating with all rooms available to guests.
•Dover Downs Casino Hotel - The Delaware property re-opened on June 1, 2020 at 30% capacity with 45% of VLTs. Table games (with a two-player limit) became available to guests on June 17, 2020 and the hotel, at 60% room capacity, became available on June 18, 2020. Currently, the property is operating at approximately 60% capacity with 52% of VLTs and 89% of table games (with a four-player limit) available, and all hotel rooms available to guests.
•Casino KC - Casino KC re-opened on June 1, 2020 at 50% capacity with 70% of VLTs and 30% of table games (with a three-player limit) available. Casino KC is currently operating at 50% capacity with all VLTs and table games (with a three-player limit) available.
•Casino Vicksburg - Casino Vicksburg re-opened on May 21, 2020 at 50% capacity with 48% of VLTs and 50% of hotel rooms available to guests. Currently, Casino Vicksburg is still operating at 50% capacity; however, 70% of VLTs are available and all table games (with a three-player limit) are available, and the hotel is currently operating with all rooms available to guests.
•Black Hawk Casinos - The Black Hawk Casinos re-opened on June 17, 2020 at 50% capacity with 55% of VLTs available to guests. Currently, the property is still operating at 50% capacity; however, 83% of VLTs are now available to guests. As of November 11, 2020, the table games remain closed.
•Bally’s Atlantic City - Bally’s Atlantic City is operating at 25% capacity with 58% of VLTs and all table games (with a four-player limit) available, and the hotel is currently operating with all rooms available to guests.
•Shreveport - Shreveport is operating at 50% capacity with 56% of VLTs and about half of table games (with a four-player limit) available, and the hotel is currently operating with all rooms available to guests.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary TRMG and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments including those related to contingent value rights, the allowance for doubtful accounts, valuation of goodwill and intangible assets, recoverability and useful lives of tangible and intangible long-lived assets, accruals for players club card incentives and for potential liabilities related to any lawsuits or claims brought against the Company, fair value of financial instruments, stock compensation and valuation allowances for deferred tax assets. The Company bases its estimates and judgments on historical experience and other relevant factors impacting the carrying value of assets and liabilities. Actual results may differ from these estimates.

Cash and Cash Equivalents and Restricted Cash

The Company considers all cash balances and highly liquid investments with an original maturity of three months or less to be cash equivalents.

As of December 31, 2020 and 2019, restricted cash of $3.1 million and $2.9 million, respectively, was comprised of VLT and table games cash payable to the State of Rhode Island and certain cash accounts at Dover Downs and Mile High USA, which is unavailable for the Company’s use. The following table reconciles cash and restricted cash in the consolidated balance sheets to the total shown on the consolidated statements of cash flows.

	December 31,
(in thousands)	2020	2019	2018
Cash and cash equivalents	$123,445	$182,581	$77,580
Restricted cash	3,110	2,921	3,851
Total cash and cash equivalents and restricted cash	$126,555	$185,502	$81,431

Concentrations of Credit Risk

The Company’s financial instruments which potentially expose the Company to concentrations of credit risk consisted of cash and cash equivalents and trade receivables. The Company maintains cash with financial institutions in excess of federally insured limits, however, management believes the credit risk is mitigated by the quality of the institutions holding such deposits. For the years ended December 31, 2020, 2019 and 2018, gaming revenue from the State of Rhode Island accounted for 30%, 46% and 56% of total revenues, respectively. Based on the Master Video Lottery Terminal Contract (the “Contract”) with the State of Rhode Island and historical experience, the Company’s management believes any credit risk related to amounts owed to the Company by the State of Rhode Island to be minimal.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable, Net

Accounts receivable, net consists of the following:

	December 31,
(in thousands)	2020	2019
Accounts due from Rhode Island and Delaware(1)	$3,880	$14,665
Gaming receivables	7,893	5,008
Non-gaming receivables	6,092	4,813
Accounts receivable, net	17,865	24,486
Less: Allowance for doubtful accounts	(3,067)	(1,296)
Accounts receivable, net	$14,798	$23,190
(1) Represents the Company’s share of VLT and table games revenue for Twin River Casino Hotel and Tiverton Casino Hotel from the State of Rhode Island and receivables from the State of Delaware for Dover Downs’ share of VLT and table games revenue.

An allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, current economic and business conditions and forecasts that affect the collectability, review of individual customer accounts, and any other known information. Historically, the Company has not incurred any significant credit-related losses. The activity for the allowance for doubtful accounts is as follows:

	December 31,
(in thousands)	2020	2019	2018
Balance at beginning of year	$1,296	$1,009	$845
Charges to expense	353	239	202
Deductions	(653)	(16)	(38)
Acquisitions	2,013	64	—
Other adjustments(1)	58	—	—
Balance at end of year	$3,067	$1,296	$1,009
(1) Adjustment of $58 thousand resulting from Adoption of ASU 2016-13.

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

Property and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Expenditures for renewals and betterments that extend the life or value of an asset are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. The costs and related accumulated depreciation applicable to assets sold or disposed are removed from the balance sheet accounts and the resulting gains or losses are reflected in the consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Development costs directly associated with the acquisition, development and construction of a project are capitalized as a cost of the project during the periods in which activities necessary to prepare the property for its intended use are in progress. Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. During the years ended December 31, 2020 and 2019, there was no capitalized interest.

As of December 31, 2020 and 2019, property and equipment was comprised of the following:

	Estimated Useful Life (in years)	December 31,
		2020	2019
Land		$78,506	$35,146
Land improvements	3-40	29,965	24,372
Building and improvements	3-40	635,145	458,111
Equipment	3-10	125,667	104,245
Furniture and fixtures	3-10	30,277	22,764
Construction in process		8,799	1,806
Total property, plant and equipment		908,359	646,444
Less: Accumulated depreciation		(159,330)	(136,008)
Property and equipment, net		$749,029	$510,436

Construction in process relates to costs capitalized in conjunction with major improvements that have not yet been placed in service, and accordingly are not currently being depreciated. The construction in process balance at December 31, 2020 included costs associated with various capital projects in process, primarily at Hard Rock Biloxi and Dover Downs.

Depreciation expense relating to property and equipment was $33.0 million, $26.5 million and $16.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Leases

The Company determines if a contract is or contains a lease at the contract inception date or the date in which a modification of an existing contract occurs. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (i) the right to obtain substantially all of the economic benefits from the use of the identified asset throughout the period of use, and (ii) the right to direct the use of the identified asset.

Upon adoption of ASC 842, Leases, the Company elected to account for lease and non-lease components as a single component for all classes of underlying assets. Additionally, the Company elected to not recognize short-term leases (defined as leases that are less than 12 months and do not contain purchase options) within the consolidated balance sheets.

The Company recognizes a lease liability for the present value of lease payments at the lease commencement date using its incremental borrowing rate commensurate with the lease term based on information available at the commencement date, unless the rate implicit in the lease is readily determinable.

Certain of the Company’s leases include renewal options and escalation clauses; renewal options are included in the calculation of the lease liabilities and right of use assets when the Company determines it is reasonably certain to exercise the options. Variable expenses generally represent the Company’s share of the landlord’s operating expenses and CPI increases. The Company does not have any leases classified as financing leases. Rent expense associated with the Company’s long and short term leases and their associated variable expenses are reported in total operating costs and expenses within the consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill

Goodwill represents the excess of reorganization value over the fair market value of Twin River Casino Hotel net assets on the Emergence Date and the excess of the purchase prices over the fair values of tangible and identifiable assets acquired and liabilities assumed for all other reporting units. Goodwill is not amortized, but is reviewed for impairment annually, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value, by comparing the fair value of each reporting unit to its carrying value, including goodwill.

When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Items that are considered in the qualitative assessment include, but are not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance. If the results of the qualitative assessment are not conclusive, or if the Company elects to bypass the qualitative assessment, a quantitative goodwill test is performed. The quantitative goodwill test compares the estimated fair value of each reporting unit with its estimated net book value (including goodwill and identifiable intangible assets). If the reporting unit’s estimated fair value exceeds its estimated net book value, goodwill is not impaired. An impairment is recognized if the estimated fair value of a reporting unit is less than its estimated net book value, in an amount not to exceed the carrying value of the reporting unit’s goodwill. Refer to Note 7 “Goodwill and Intangible Assets” for further information.

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

The Company’s other intangible assets primarily consist of gaming licenses, trademarks, rated player relationships, and hotel and conference pre-bookings, which have all been obtained through acquisition, as well as a Naming rights intangible asset obtained through the Sinclair Agreement.

The Company considers its gaming licenses, VLT licenses and the Bally’s trade name to be indefinite lived based on future expectations of operating its gaming properties indefinitely and continuing to brand its corporate name and certain properties under the Bally’s trade name indefinitely. Intangible assets not subject to amortization are reviewed for impairment annually as of October 1 and between annual test dates whenever events or changes in circumstances may indicate that the carrying amount of the related asset may not be recoverable.

The Company establishes a useful life upon initial recognition of its finite-lived intangible assets based on the period over which the asset is expected to contribute to the future cash flows of the Company and periodically evaluates the remaining useful lives to determine whether events and circumstances warrant a revision to the remaining amortization period. Finite-lived intangible assets are amortized over their remaining useful lives on a straight-line basis.

Refer to Note 7 “Goodwill and Intangible Assets” for further information.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt issuance costs and debt discounts are amortized over the contractual term of the debt to interest expense. Debt issuance costs of the revolving credit facility are amortized on a straight-line basis, while all other debt issuance costs and debt discounts are amortized using the effective interest method. Amortization of debt issuance costs and debt discounts included in interest expense was $4.6 million, $2.7 million and $3.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Self-Insurance Reserves

The Company is self-insured for employee medical insurance coverage up to an individual stop loss of $100,000 in 2020, 2019 and 2018. Self-insurance liabilities are estimated based on the Company’s claims experience using actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled, and that have been incurred but not yet reported. The self-insurance liabilities are included in “Accrued liabilities” in the consolidated balance sheets. Such amounts were $3.3 million and $1.3 million as of December 31, 2020 and 2019, respectively.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company has two share-based employee compensation plans, which are described more fully in Note 13 “Equity Plans”. Share-based compensation consists of stock options, time-based restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and performance-based restricted stock units (“PSUs”). The grant date closing price per share of the Company's stock is used to estimate the fair value of RSUs and RSAs. Stock options are granted at exercise prices equal to the fair market value of the Company's stock at the dates of grant. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the individual grants. The Company's Chief Executive Officer and certain of its other executive officers or members of senior management have been granted PSUs which vest, when and if earned, in accordance with the terms of the related PSU award agreements. The Company recognizes share-based compensation expense based on the target number of shares of common stock that may be earned pursuant to the award and the Company’s stock price on the date of grant and subsequently adjusts expense based on actual and forecasted performance compared to planned targets. Forfeitures are recognized as reductions to share-based compensation when they occur.

In the second quarter of 2019, the Company changed its accounting principle for reporting share-based compensation expense in the consolidated statements of operations. The new principle is to record compensation expense for share-based compensation awards which contain only a service condition, i.e. time-based awards, using the straight-line method of accounting recognizing compensation expense over the requisite service period and treating all tranches as one award. The Company previously recorded share-based compensation expense for awards with graded vesting over the requisite service period on an accelerated basis, as if each tranche were a separate award. The straight-line method of accounting was adopted to better align the Company’s recognition of share-based compensation expense with its peers and to expense RSUs in a consistent manner that is representative of the requisite service period. This change in accounting principle was retrospectively applied, but had an immaterial effect on the consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows. As a result of this change in accounting principle, share-based compensation expense was reduced by $0.5 million for the year ended December 31, 2019. Net income for the year ended December 31, 2019 increased by approximately $0.4 million, or $0.01 per diluted share.

Warrant/Option Liabilities

The Company accounts for the warrants and options issued to Sinclair under the Sinclair Agreement in accordance with ASC 815-40, Contracts in an Entity’s Own Equity. The Penny Warrants are classified in equity because they are indexed to the Company’s own stock and meet all conditions for equity classification. The Performance Warrants and Options were classified as liabilities as of December 31, 2020 because they could have been required to be settled in cash, outside the Company’s control, prior to formal stockholder approval. The warrants and options were initially recorded at their fair values on the date of issuance, and the Performance Warrants and Options are marked to market each reporting period, with changes in fair value recorded in “Other income (expense)” in the consolidated statement of operations. Refer to Note 9 “Sinclair Agreement” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sequencing Policy

Under ASC 815-40-35, the Company has adopted a sequencing policy to determine equity or asset/liability classification for contracts involving the Company’s own equity that require cash settlement if sufficient shares are not available to settle the contracts in equity. Under this policy, the Company has elected to allocate available shares to contracts based on the order in which they become exercisable.

Revenue

The Company accounts for revenue earned from contracts with customers under ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). The Company generates revenue from five principal sources: gaming services, hotel, racing, food and beverage and other. Refer to Note 4 “Revenue Recognition” for further information.

Gaming Expenses

Gaming expenses include, among other things, payroll costs and expenses associated with the operation of VLTs, slots and table games, including gaming taxes payable to jurisdictions in which the Company operates outside of Rhode Island and Delaware.

Racing Expenses

Racing expenses include payroll costs, OTB commissions and other expenses associated with the operation of live racing and simulcasting.

Advertising Expense

The Company expenses advertising costs as incurred. For the years ended December 31, 2020, 2019 and 2018, advertising expense was $4.5 million, $7.6 million and $5.9 million, respectively.

Expansion and Pre-opening Expenses

Expansion and pre-opening expenses are charged to expense as incurred. The Company defines pre-opening expenses as costs incurred before the property commences commercial operations and defines expansion expenses as costs incurred in connection with the opening of a new facility or significant expansion of an existing property. Costs classified as expansion and pre-opening costs consist primarily of marketing, master planning, conceptual design fees and legal and professional fees that are not eligible for capitalization. Expansion and pre-opening costs for the years ended December 31, 2020 and 2018 were $0.9 million and $2.7 million, respectively. There were no expansion and pre-opening costs for the year ended December 31, 2019.

Storm Related Losses, Net of Insurance Recoveries

Storm related losses, net of insurance recoveries, relate to costs incurred resulting from storms impacting the Company’s properties, net of insurance recovery proceeds. During the year ended December 31, 2020, the Company recorded storm related losses, net of insurance recoveries of $14.1 million primarily attributable to the effects of Hurricane Zeta which made landfall in Louisiana shutting down the Company’s Hard Rock Biloxi property for three days during the fourth quarter of 2020. During the year ended December 31, 2019, the Company recorded a gain on insurance recoveries of $1.2 million for proceeds received on a damaged roof at the Company’s Arapahoe Park racetrack in Aurora, Colorado.

Interest Expense

Interest expense is comprised of interest costs for the Company’s debt, amortization of deferred financing fees and original issue discount, net of amounts capitalized for construction projects. Interest expense recorded in the consolidated statements of operations totaled $63.2 million, $39.8 million and $23.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in interest expense for the year ended December 31, 2020 compared to 2019 is primarily due to increased borrowings and higher interest rates year-over-year.

BALLY’S CORPORATION
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

Comprehensive (Loss) Income

Comprehensive (loss) income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive (loss) income consists of net (loss) income and changes in defined benefit pension plan, net of tax.

Earnings (Loss) Per Share

Basic (loss) earnings per common share is calculated in accordance with ASC 260, Earnings Per Share, which requires entities that have issued securities other than common stock that participate in dividends with common stock (“participating securities”) to apply the two-class method to compute basic (loss) earnings per common share. The two-class method is an earnings allocation method under which basic (loss) earnings per common share is calculated for each class of common stock and participating security as if all such earnings had been distributed during the period. To calculate basic (loss) earnings per share, the earnings allocated to common shares is divided by the weighted average number of common shares outstanding, contingently issuable warrants, and RSUs, RSAs, and PSUs for which no future service is required as a condition to the delivery of the underlying common stock (collectively, basic shares).

Diluted earnings per share includes the determinants of basic earnings per share and, in addition, reflects the dilutive effect of the common stock deliverable for stock options, using the treasury stock method, and for RSUs, RSAs and PSUs for which future service is required as a condition to the delivery of the underlying common stock.

	Years Ended December 31,
	2020	2019	2018
Net (loss) income applicable to common stockholders	$(5,487)	$55,130	$72,078

Weighted average shares outstanding, basic	31,315,151	37,705,179	36,938,943
Weighted average effect of dilutive securities	—	114,438	1,612,765
Weighted average shares outstanding, diluted	31,315,151	37,819,617	38,551,708

Per share data
Basic	$(0.18)	$1.46	$1.95
Diluted	$(0.18)	$1.46	$1.87

Anti-dilutive shares excluded from the calculation of diluted earnings per share	4,919,326	3,251	—

On November 18, 2020, the Company issued penny warrants, performance-based warrants, and options which participate in dividends with the Company’s common stock subject to certain contingencies. In the period in which the contingencies are met, those instruments are participating securities to which income will be allocated using the two-class method. The warrants and options do not participate in net losses. The penny warrants were considered exercisable for little to no consideration and are therefore, included in basic shares outstanding at their issuance date. For the year ended December 31, 2020, the Company reported a net loss, and as a result, all of the shares underlying the performance warrants and options were anti-dilutive. Refer to Note 9 “Sinclair Agreement” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Treasury Stock
The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

Business Combinations

The Company accounts for its acquisitions in accordance with ASC 805, Business Combinations. The Company initially allocates the purchase price of an acquisition to the assets acquired and liabilities assumed based on their estimated fair values, with any excess of consideration transferred recorded as goodwill. If the estimated fair value of net assets acquired and liabilities assumed exceeds the purchase price, the Company records a gain on bargain purchase in earnings in the period of acquisition. The results of operations of acquisitions are included in the consolidated financial statements from their respective dates of acquisition. Costs incurred to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and are charged to acquisition, integration and restructuring expense as they are incurred. Refer to Note 5 “Acquisitions” and Note 10 “Acquisition, Integration and Restructuring Expense” for further information.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. Certain operating segments are aggregated into reportable segments. Refer to Note 18 “Segment Reporting” for further information.

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

Fair Value Measurements

Fair value is determined using the principles of ASC 820, Fair Value Measurement. Fair value is described as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes and defines the inputs to valuation techniques as follows:
•Level 1: Observable quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2: Inputs are observable for the asset or liability either directly or through corroboration with observable market data.
•Level 3: Unobservable inputs.

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

The inputs used to measure the fair value of an asset or a liability are categorized within levels of the fair value hierarchy. The fair value measurement is categorized in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the measurement. There were no transfers made among the three levels in the fair value hierarchy for the years ended December 31, 2020 and 2019.

BALLY’S CORPORATION
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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Standards to be implemented

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

Gaming revenue includes the share of VLT revenue for Twin River Casino Hotel and Tiverton Casino Hotel, in each case, as determined by each property’s respective VLT contracts with the State of Rhode Island. Twin River Casino Hotel is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share on VLT revenue generated from units in excess of 3,002 units. Tiverton Casino Hotel is, and Newport Grand was, entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Twin River Casino Hotel. Gaming revenue also includes Twin River Casino Hotel’s and Tiverton Casino Hotel’s share of table games revenue. Twin River Casino Hotel and Tiverton Casino Hotel each were entitled to an 83.5% share of table games revenue generated as of December 31, 2020 and 2019. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT revenue received as the Company acts as an agent in operating the gaming services on behalf of the State of Rhode Island.

Gaming revenue also includes Dover Downs’ share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Dover Downs is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of December 31, 2020 and 2019, Dover Downs was entitled to an approximate 42% share of VLT revenue and 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis, which is the percentage share of the VLT and table games revenue received, as the Company acts as an agent in operating the gaming services on behalf of the State of Delaware.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Gaming revenue also includes the casino revenue of Hard Rock Biloxi, the Black Hawk Casinos, Casino KC and Casino Vicksburg, beginning July 1, 2020, Bally’s Atlantic City, beginning November 18, 2020, and Shreveport, beginning December 23, 2020, which is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips outstanding and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of credits played, are charged to revenue as the amount of the progressive jackpots increase.

Gaming services contracts have two performance obligations for those customers earning incentives under the Company’s player loyalty programs and a single performance obligation for customers who do not participate in the programs. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the effects on the consolidated financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with incentives earned under loyalty programs, the Company allocates an amount to the loyalty program contract liability based on the stand-alone selling price of the incentive earned for a hotel room stay, food and beverage or other amenity. The estimated standalone selling price of hotel rooms is determined based on observable prices. The standalone selling price of food and beverage, and other miscellaneous goods and services is determined based upon the actual retail prices charged to customers for those items. The performance obligations for the incentives earned under the loyalty programs are deferred and recognized as revenue when the customer redeems the incentive. The allocated revenue for gaming wagers is recognized when the wagers occur as all such wagers settle immediately.

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Hotel	$15,099	$19,939	$11,697
Food and beverage	18,548	31,569	23,051
Other	3,031	7,594	5,772
	$36,678	$59,102	$40,520
During 2020, the Company has entered into several multi-year agreements with third-party operators for online sports betting and iGaming market access in the states of Colorado and New Jersey, from which the Company has received or expects to receive one-time, up front market access fees in cash or equity securities (specific to one operator agreement) and certain other fees in cash generally based on a percentage of the gross gaming revenue generated by the operator, with certain annual minimum guarantees due to the Company. The one-time market access fees received have been recorded as deferred revenue and will be recognized as revenue ratably over the respective contract terms, beginning with the commencement of operations of each respective agreement. During the second quarter of 2020, operations related to certain agreements in the state of Colorado commenced, resulting in the recognition of $2.0 million of gaming revenue for the year ended December 31, 2020. Deferred revenue associated with third-party operators for online sports betting and iGaming market access was $2.0 million as of December 31, 2020.
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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sales tax and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not included in revenue or operating expenses.

The following table provides a disaggregation of total revenue by segment (in thousands):

Years Ended December 31,	Rhode Island	Mid-Atlantic	Southeast	West	Other	Total
2020
Gaming	$110,292	$50,904	$86,851	$43,611	$—	$291,658
Racing	811	872	—	—	4,729	6,412
Hotel	1,225	9,321	14,196	—	—	24,742
Food and beverage	9,573	9,538	10,262	2,719	40	32,132
Other	10,127	3,041	3,523	1,002	155	17,848
Total revenue	$132,028	$73,676	$114,832	$47,332	$4,924	$372,792
2019
Gaming	$239,836	$43,865	$84,247	n/a	$—	$367,948
Racing	3,536	931	—	n/a	8,647	13,114
Hotel	6,675	12,228	20,085	n/a	—	38,988
Food and beverage	33,124	19,799	16,886	n/a	95	69,904
Other	23,135	3,983	6,214	n/a	291	33,623
Total revenue	$306,306	$80,806	$127,432	n/a	$9,033	$523,577
2018
Gaming	$246,126	n/a	$81,614	n/a	$—	$327,740
Racing	3,796	n/a	—	n/a	9,362	13,158
Hotel	1,361	n/a	19,978	n/a	—	21,339
Food and beverage	29,922	n/a	18,342	n/a	116	48,380
Other	21,447	n/a	5,203	n/a	270	26,920
Total revenue	$302,652	n/a	$125,137	n/a	$9,748	$437,537

Revenue included in operations from Dover Downs from the date of its acquisition, March 28, 2019, through December 31, 2020, and Bally’s Atlantic City from the date of its acquisition, November 18, 2020, through December 31, 2020, is reported in the “Mid-Atlantic” segment. Revenue included in operations from the Black Hawk Casinos, from the date of their acquisition, January 23, 2020, through December 31, 2020, and Casino KC from the date of its acquisition, July 1, 2020, through December 31, 2020, is reported in the “West” segment. Revenue included in operations of Casino Vicksburg, from the date of its acquisition, July 1, 2020, through December 31, 2020, and Shreveport from the date of its acquisition, December 23, 2020, through December 31, 2020, is reported in the “Southeast” segment. Refer to Note 5 “Acquisitions” for further information.

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays, and amounts due from tracks and off track betting (“OTB”) locations. The Company’s receivables related to contracts with customers were $12.0 million and $16.0 million as of December 31, 2020 and December 31, 2019, respectively. The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, deposits made in advance for goods and services yet to be provided, unpaid wagers, and deferred revenue associated with third-party operators for online sports betting and iGaming market access. Loyalty program incentives earned by customers are typically redeemed within one year from when they are earned and expire if a customer’s account is inactive for more than twelve months; therefore, the majority of these incentives outstanding at the end of a period will either be redeemed or expire within the next twelve months. The Company’s contract liabilities related to loyalty programs were $15.5 million, and $12.4 million as of December 31, 2020 and December 31, 2019, respectively, and are included in “Accrued liabilities” in the consolidated balance sheets. The Company recognized $5.5 million, $10.0 million and $8.2 million of revenue related to loyalty program redemptions for the years ended December 31, 2020, 2019 and 2018, respectively. Deferred revenue associated with third-party operators for online sports betting and iGaming market access was $2.0 million as of December 31, 2020, the short and long-term portions of which are included in “Accrued liabilities” and “Other long-term liabilities” in the consolidated balance sheets, respectively.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advance deposits are typically for future banquet events and to reserve hotel rooms. These deposits are usually received weeks or months in advance of the event or hotel stay. The Company’s contract liabilities related to deposits from customers were $1.0 million and $1.4 million as of December 31, 2020 and 2019, respectively, and are included in "”Accrued liabilities” in the consolidated balance sheets.

Unpaid wagers include unpaid pari-mutuel tickets and unpaid sports bet tickets. Unpaid pari-mutuel tickets not claimed within twelve months by the customer who earned them are escheated to the state. The Company’s contract liabilities related to unpaid tickets were $0.9 million and $1.1 million as of December 31, 2020 and 2019, respectively, and are included in “Accrued liabilities” in the consolidated balance sheets.

5 .    ACQUISITIONS

Recent Acquisitions

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

The total consideration paid by the Company in connection with the Dover Downs merger was approximately $115.9 million, or $96.4 million, net of cash acquired of $19.5 million. This purchase price excludes transaction costs. During the year ended December 31, 2020, the Company incurred $0.1 million of transaction costs related to the merger and becoming a publicly traded company, compared to $7.9 million during the year ended December 31, 2019. These costs are included in “Acquisition, integration and restructuring expense” in the consolidated statements of operations.

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

The Company accounted for the acquisition as a business combination using the acquisition method with Bally’s as the accounting acquirer in accordance with FASB Codification Topic 805, Business Combinations (“ASC 805”). Under this method of accounting the purchase price has been allocated to Dover Downs’ assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed based on final valuations as of December 31, 2019.

(in thousands)	As of March 28, 2019
Cash	$19,500
Accounts receivable	5,674
Due from State of Delaware	2,535
Inventory	1,393
Prepaid expenses and other assets	2,479
Property and equipment	98,279
Right of use asset	1,333
Intangible assets	5,110
Deferred income tax assets	11,879
Other assets	320
Goodwill	1,047
Accounts payable	(7,373)
Purses due to horseman	(2,613)
Accrued and other current liabilities	(13,513)
Lease obligations	(1,333)
Pension benefit obligations	(6,613)
Other long-term liabilities	(2,218)
Total purchase price	$115,886

Dover Downs’ revenue and net income for the year ended December 31, 2020 was $65.0 million and $3.3 million, respectively, and $80.8 million and $6.0 million for the year ended December 31, 2019, respectively.

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

The total consideration paid by the Company in connection with the Black Hawk Casinos acquisition was approximately $53.8 million, or $50.5 million net of cash acquired, excluding transaction costs. The Company incurred $1.0 million and $1.7 million of transaction costs during the years ended December 31, 2020 and 2019, respectively. These costs are included in “Acquisition, integration and restructuring expense” in the consolidated statements of operations.

The Company accounted for the acquisition of the Black Hawk Casinos as a business combination using the acquisition method with Bally’s as the accounting acquirer in accordance with ASC 805. Under this method of accounting, the purchase price has been allocated to Black Hawk Casinos’ assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The identifiable assets recorded in connection with the closing of the Black Hawk Casinos acquisition include trademarks of $2.1 million and rated player relationships of $0.6 million, which are being amortized on a straight-line basis over estimated useful lives of approximately 10 years and 6 years, respectively. The Company also recorded an intangible asset related to gaming licenses of approximately $3.3 million, with an indefinite life. However, in connection with the impairment testing discussed in Note 7 “Goodwill and Intangible Assets”, the asset was deemed fully impaired and its value was written down to zero as of March 31, 2020. The fair value of the identifiable intangible assets acquired was determined by using an income approach. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance.

Revenue included in operations from the Black Hawk Casinos, from the date of their acquisition, January 23, 2020, through December 31, 2020 was $17.8 million.

Casino KC and Casino Vicksburg

On July 1, 2020, the Company completed its acquisition of the operations and real estate of Casino KC and Casino Vicksburg from affiliates of Eldorado.

The total consideration paid by the Company in connection with the acquisition was approximately $229.9 million, or $225.5 million net of cash acquired, excluding transaction costs. The Company recorded acquisition costs related to the acquisition of Casino KC and Casino Vicksburg of $1.8 million during the year ended December 31, 2020. These costs are included in “Acquisition, integration and restructuring expense” in the consolidated statements of operations.

The Company accounted for the acquisition of Casino KC and Casino Vicksburg as a business combination using the acquisition method with Bally’s as the accounting acquirer in accordance with ASC 805. Under this method of accounting, the purchase price has been allocated to Casino KC’s and Casino Vicksburg’s assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date.

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

	As of July 1, 2020
	Preliminary as of July 1, 2020	Year to Date Adjustments	Preliminary as of December 31, 2020
Cash	$4,362	$—	$4,362
Accounts receivable	594	(12)	582
Inventory	164	—	164
Prepaid expenses and other assets	709	(23)	686
Property and equipment	60,574	291	60,865
Right of use asset	41,971	(31,656)	10,315
Intangible assets	139,760	(1,600)	138,160
Other assets	118	(1)	117
Goodwill	52,285	1,611	53,896
Accounts payable	(614)	—	(614)
Accrued and other current liabilities	(4,003)	91	(3,912)
Lease obligations	(65,381)	30,929	(34,452)
Deferred income tax liabilities	(233)	233	—
Other long-term liabilities	(306)	—	(306)
Total purchase price	$230,000	$(137)	$229,863

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue and net income included in operations from Casino KC and Casino Vicksburg from the date of acquisition, July 1, 2020, through December 31, 2020 was $40.1 million and $8.5 million, respectively.

Bally’s Atlantic City

On November 18, 2020, the Company completed its acquisition of Bally’s Atlantic City from Caesars Entertainment, Inc. (“Caesars”) and Vici Properties, Inc. In connection with the Bally’s Atlantic City acquisition, the Company paid cash of approximately $24.7 million at closing, or $16.1 million, net of cash acquired, excluding transaction costs. The Company recorded a liability of $2.0 million for a net working capital adjustment which is reflected in “Accrued liabilities’ in the consolidated balance sheets as of December 31, 2020.

In connection with the approval of the Company’s interim gaming license in the state of New Jersey, the Company committed to the New Jersey Casino Control Commission to spend $90 million in capital expenditures over a span of five years to refurbish and upgrade the property’s facilities and expand its amenities. In connection with this commitment, the Company reached an agreement with Caesars, whereby Caesars would reimburse the Company for $30.0 million of the capital expenditure commitment by December 31, 2021. This commitment from Caesars to the Company was accounted for as a contingent consideration asset under ASC 805 and was recognized at its present value as of the acquisition date, which was determined to be $27.7 million, as it represents consideration due back from the seller in connection with a business combination, and is included in “Prepaid expenses and other assets” in the consolidated balance sheets. This contingent consideration asset resulted in an adjusted purchase price of $(0.9) million.

The Company incurred $4.4 million of transaction costs related to Bally’s Atlantic City during the year ended December 31, 2020. These costs are included in “Acquisition, integration and restructuring expenses” in the consolidated statements of operations.

The Company accounted for the acquisition of Bally’s Atlantic City as a business combination using the acquisition method with Bally’s as the accounting acquirer in accordance with ASC 805. Under this method of accounting, the purchase price has been allocated to Bally’s Atlantic City’s assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date.

The identifiable intangible assets recorded in connection with the closing of the Bally’s Atlantic City acquisition based on preliminary valuations include rated player relationships of $0.9 million and hotel and conference pre-bookings of $0.2 million, which are being amortized on a straight-line basis over estimated useful lives of approximately 8 years and 3 years, respectively. The Company determined that the value of and intangible asset related to gaming licenses was de minimus, primarily due to the previously mentioned capital expenditure commitment required to obtain the license. The preliminary fair value of the identifiable intangible assets acquired was determined by using a cost approach and an income approach for the rater player relationships and pre-bookings, respectively.

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Bally’s Atlantic City on November 18, 2020. Due to the fact that the transaction only recently closed, the purchase price allocation is preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such finalizations will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible asset acquired and liabilities assumed.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preliminary as of November 18, 2020
Cash	$8,651
Accounts receivable	1,122
Inventory	721
Prepaid expenses and other assets	1,402
Property and equipment	40,898
Intangible assets	1,120
Accounts payable	(3,131)
Accrued and other current liabilities	(7,983)
Deferred income tax liabilities	(11,132)
Net assets acquired	31,668
Bargain purchase gain	(32,595)
Total purchase price	$(927)

Based on the preliminary purchase price allocation, the fair value of the assets acquired and liabilities assumed exceed the purchase price consideration and therefore, a bargain purchase gain of $32.6 million was recorded during the three months ended December 31, 2020. The Company believes that it was able to acquire the net assets of Bally’s Atlantic City for less than fair value as a result of a capital expenditure requirement imposed on the Company by the New Jersey Casino Control Commission, which would have been imposed on the seller had they not divested the property. This gain is included in “Gain on bargain purchases” in the consolidated statements of operations.

Revenue included in operations from Bally’s Atlantic City from the date of their acquisition, November 18, 2020, through December 31, 2020 was $8.7 million.

Eldorado Resort Casino Shreveport

On December 23, 2020, the Company completed its acquisition of Eldorado Resort Casino Shreveport in Shreveport, Louisiana (“Shreveport”). The total purchase price was approximately $137.2 million. Cash paid by the Company at closing, net of $5.0 million cash acquired and offset by a receivable of $0.8 million resulting from a networking capital adjustment, was $133.1 million, excluding transaction costs. The Company recorded acquisition costs related to the acquisition of Shreveport of $3.1 million during the year ended December 31, 2020. These costs are included in “Acquisition, integration and restructuring expense” in the consolidated statements of operations for the year ended December 31, 2020.

The Company accounted for the acquisition of Shreveport as a business combination using the acquisition method with Bally’s as the accounting acquirer in accordance with ASC 805. Under this method of accounting, the purchase price has been allocated to Shreveport’s assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date.

The identifiable intangible assets recorded in connection with the closing of the Shreveport acquisition based on preliminary valuations include gaming licenses of $57.7 million with an indefinite life and rated player relationships of $0.4 million, which is being amortized on a straight-line basis over estimated useful lives of approximately 8 years. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance.

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Shreveport on December 23, 2020. Due to the fact that the transaction only recently closed, the purchase price allocation is preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such finalizations will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible asset acquired and liabilities assumed.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preliminary as of December 23, 2020
Cash	$4,980
Accounts receivable	1,936
Inventory	495
Prepaid expenses and other assets	245
Property and equipment	125,822
Right of use asset	9,260
Intangible assets	58,140
Other assets	403
Accounts payable	(931)
Accrued and other current liabilities	(5,207)
Lease obligations	(14,540)
Deferred income tax liabilities	(11,457)
Other long-term liabilities	(680)
Net assets acquired	168,466
Bargain purchase gain	(31,276)
Total purchase price	$137,190

Based on the preliminary purchase price allocation, the fair value of the assets acquired and liabilities assumed exceed the purchase price consideration and therefore, a bargain purchase gain of $31.3 million was recorded during the three months ended December 31, 2020. The Company believes that it was able to acquire the net assets of Shreveport for less than fair value as a result of a distressed sale whereby Eldorado was required by the Federal Trade Commission to divest the Shreveport property prior to its merger with Caesars coupled with the timing of the agreement to purchase which was in the middle of industry wide COVID related shutdowns of all casinos in the United States. This gain is presented in “Gain on bargain purchases” in the consolidated statements of operations for the year ended December 31, 2020.

Revenue and net income included in operations from Shreveport from the date of acquisition, December 23, 2020, through December 31, 2020 was $2.5 million and $1.9 million, respectively.

Supplemental Proforma Consolidated Information

The following table represents unaudited supplemental proforma consolidated revenue and net (loss) income based on Casino KC, Casino Vicksburg and Shreveport’s historical reporting periods as if the acquisitions had occurred as of January 1, 2019:

	Year Ended
(in thousands, except per share data)	December 31, 2020	December 31, 2019
Revenue	$465,685	$722,136
Net (loss) income	$(7,450)	$92,713
Net (loss) income per share, basic	$(0.24)	$2.46
Net (loss) income per share, diluted	$(0.24)	$2.45

Pending Acquisitions

MontBleu

The Company entered into an agreement with Eldorado and certain of its affiliates to purchase MontBleu Resort Casino & Spa in Lake Tahoe, Nevada (“MontBleu”) for an aggregate purchase price of $15.0 million, payable one year form the closing date and subject to customary post-closing adjustments. The acquisition is subject to receipt of required state regulatory approvals and satisfaction of other customary closing conditions.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded acquisition costs related to the pending acquisition of MontBleu of $1.1 million during the year ended December 31, 2020. These costs are included in “Acquisition, integration and restructuring expense” in the consolidated statements of operations.

Jumer’s Casino & Hotel

On September 30, 2020, the Company entered into an agreement with Delaware North Companies Gaming & Entertainment, Inc. to acquire Jumer’s Casino & Hotel (“Jumer’s”) in Rock Island, Illinois for a purchase price of $120.0 million in cash, subject to customary post-closing adjustments. The transaction is subject to receipt of required state regulatory approvals and satisfaction of other customary closing conditions. The Company paid a deposit of $4.0 million related to this transaction during the third quarter of 2020, $2.0 million of which is nonrefundable.

The Company recorded acquisition costs related to the pending acquisition of Jumer’s of $1.0 million during the year ended December 31, 2020. These costs are included in “Acquisition, integration and restructuring expense” in the consolidated statements of operations.

Tropicana Evansville

On October 27, 2020, the Company and certain affiliates entered into an agreement with Caesars and certain of its affiliates to acquire the operations of Tropicana Evansville casino for $140.0 million, subject to customary post-closing adjustments. The transaction is subject to receipt of required state regulatory approvals and satisfaction of other customary closing conditions.

The Company recorded acquisition costs related to the pending acquisition of Tropicana Evansville of $0.7 million during the year ended December 31, 2020. These costs are included in “Acquisition, integration and restructuring expense” in the consolidated statements of operations.

In connection with the acquisition of the Tropicana Evansville casino operations, an affiliate of Gaming & Leisure Properties, Inc. (“GLPI”) agreed to acquire the real estate associated with the Tropicana Evansville Casino for $340.0 million and lease it back to the Company for $28.0 million per year, subject to escalation. GLPI also agreed to acquire the real estate associated with the Company’s Dover Downs casino for $144.0 million and lease it back to the Company for $12.0 million per year, subject to escalation. Both leases are governed by a master lease agreement with GLPI which has an initial term of 15 years with four, five-year renewal options.

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

Bet.Works

On November 18, 2020, the Company and Bet.works Corp. (“Bet.Works”) entered into a definitive agreement pursuant to which the Company will acquire Bet.Works (the “Bet.Works Acquisition”) for $62.5 million in cash and 2,528,194 of the Company’s common shares, subject in each case to customary adjustments. The shareholders of Bet.Works will not transfer any shares of Company common stock received in the Bet.Works Acquisition prior to the one-year anniversary of the closing and, for the next year thereafter, may transfer only up to 1% of the Company’s common stock per quarter. Consummation of the Bet.Works Acquisition is subject to customary conditions, including receipt of required regulatory approvals.

Subsequent Events

Monkey Knife Fight

On January 22, 2021, the Company entered into an agreement to acquire Monkey Knife Fight (“MKF”) for (1) immediately exercisable penny warrants to purchase up to 984,450 of the Company’s common shares (subject to adjustment) at closing and (2) contingent penny warrants to purchase up to 787,550 additional common shares half of which is issuable on each of the first and second anniversary of closing. The contingency relates to MKF’s continued operations in jurisdictions in which it operates at closing.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SportCaller

On February 5, 2021, the Company acquired Horses Mouth Limited (“SportCaller”) for $24.0 million in cash and 221,391 of the Company’s common shares at closing, pending adjustment, and up to $12.0 million in value of additional shares if SportCaller meets certain post-closing performance targets (calculated based on an exchange ratio of 0.8334). The Company will account for the this acquisition as a business combination under the acquisition method of accounting. As such, the purchase price will be allocated to the net assets acquired, inclusive of intangible assets, with any excess fair value recorded to goodwill. Since the closing date of the acquisition occurred subsequent to the end of the reporting period, the allocation of purchase price to the underlying net assets has not yet been completed. The Company will reflect the preliminary purchase price allocation in its consolidated financial statements for the year ending December 31, 2021.

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

7.    GOODWILL AND INTANGIBLE ASSETS

2019 Annual Impairment Assessments

As of October 1, 2019, the Company performed a qualitative analysis for the annual assessment of goodwill (commonly referred to as “Step Zero”) for all of its reporting units, which did not result in any impairment charges to goodwill or other intangible assets.

2020 Interim Impairment Assessments

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company estimated the fair values of all reporting units using both the market approach, applying a multiple of earnings based on guidelines for publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The rates used to discount projected future cash flows under the income approach reflect a weighted average cost of capital in the range of 10% to 15%, which considered guidelines for publicly traded companies, capital structure and risk premiums, including those reflected in the current market capitalization. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. Based on this analysis, the Company determined that only the carrying value of its Black Hawk Casinos reporting unit exceeded its fair value by an amount that exceeded the assigned goodwill and indefinite lived intangibles as of the acquisition date. As a result, the Company recorded a total impairment charge of $8.7 million for the year ended December 31, 2020, which is included in the Company’s “West” reportable segment, and was allocated between goodwill and intangible assets with charges of $5.4 million and $3.3 million, respectively.

The goodwill impairment charge adjustment recorded in the second quarter of 2020 was attributable to changes in the preliminary fair value of net assets, which affected the initial goodwill resulting from the Black Hawk Casinos acquisition. The goodwill impairment charge is reflected in goodwill and asset impairment (adjustment) in the consolidated statements of operations and comprehensive income. The goodwill impairment charge reflects all of the Black Hawk Casinos reporting unit goodwill, based on the preliminary acquisition date assigned fair values.

2020 Annual Impairment Assessments

As of October 1, 2020, the Company performed a qualitative analysis for the annual assessment of goodwill (commonly referred to as “Step Zero”) for all reporting units with the exception of its Twin River Casino Hotel and Tiverton Casino Hotel reporting units which together comprise the “Rhode Island” reportable segment. From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, relevant events and circumstances are taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance. After assessing these and other factors, the Company determined that it was more likely than not that the fair value of each reporting unit exceed their carrying amounts as of October 1, 2020. If future results vary significantly from current estimates and related projections, the Company may be required to record impairment charges.

As of October 1, 2020, the Company bypassed its option to perform a qualitative analysis for the annual assessment of goodwill for its Rhode Island reportable segment, and instead performed a quantitative analysis. The Company estimated the fair values of each reporting unit using both the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The rates used to discount projected future cash flows under the income approach reflect a weighted average cost of capital of 10%, which considered guidelines for publicly traded companies, capital structure and risk premiums, including those reflected in the current market capitalization. Based on this analysis, the Company determined that the fair values of the Twin River Casino Hotel and Tiverton Casino Hotel exceeded their carrying values by significant margins and that impairment did not exist. If future results vary significantly from current estimates and related projections, the Company may be required to record impairment charges.

The change in carrying value of goodwill by reportable segment for the years ended December 31, 2020 and 2019 is as follows:

	Rhode Island	Mid-Atlantic	Southeast	West	Total
Goodwill as of December 31, 2018	$83,101	$—	$48,934	$—	$132,035
Goodwill from current year business combinations	—	1,047	—	—	1,047
Goodwill as of December 31, 2019	$83,101	$1,047	$48,934	$—	$133,082
Goodwill from current year business combinations	—	—	6,053	53,204	59,257
Impairment charges	—	—	—	(5,360)	(5,360)
Goodwill as of December 31, 2020	$83,101	$1,047	$54,987	$47,844	$186,979

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in intangible assets, net for the years ended December 31, 2020 and 2019 is as follows:

Intangible assets, net as of December 31, 2018	$110,104
Intangible assets from current year business combinations	5,110
Other intangibles acquired	1,092
Less: Accumulated amortization	(5,933)
Intangible assets, net as of December 31, 2019	$110,373
Intangible assets from current year business combinations	203,380
Other intangibles acquired(1)	357,793
Impairment charges	(3,299)
Less: Accumulated amortization	(4,852)
Intangible assets, net as of December 31, 2020	$663,395
(1) Includes Naming rights and Bally’s trade name.

The Company’s identifiable intangible assets consist of the following:

	Weighted average remaining life (in years)	December 31, 2020
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Naming rights - Sinclair(1)	10.0	$338,241	$—	$338,241
Rhode Island contract for VLT’s	0.0	29,300	(29,300)	—
Trade names	8.6	21,600	(16,475)	5,125
Hard Rock license	26.5	8,000	(1,576)	6,424
Rated player relationships	5.8	10,515	(5,483)	5,032
Other	3.7	1,950	(750)	1,200
Total amortizable intangible assets		409,606	(53,584)	356,022

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	287,108	—	287,108
Bally’s trade name	Indefinite	19,052	—	19,052
Novelty game licenses	Indefinite	1,213	—	1,213
Total unamortizable intangible assets		307,373	—	307,373
Total intangible assets, net		$716,979	$(53,584)	$663,395
(1) Amortization will begin upon the commencement date of the re-branded Sinclair regional sports networks which had not occurred as of December 31, 2020. As such, there was no amortization expense for the year ended December 31, 2020.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted average remaining life (in years)	December 31, 2019
(in thousands, except years)		Gross amount	Accumulated amortization	Net Amount
Amortizable intangible assets:
Rhode Island contract for VLT’s	0.6	$29,300	$(27,629)	$1,671
Trade names	7.0	19,500	(14,576)	4,924
Hard Rock license	27.5	8,000	(1,333)	6,667
Rated player relationships	5.1	7,765	(4,660)	3,105
Other	3.2	1,220	(534)	686
Total amortizable intangible assets		65,785	(48,732)	17,053

Intangible assets not subject to amortization:
Rhode Island VLT license	Indefinite	92,108	—	92,108
Novelty game licenses	Indefinite	1,212	—	1,212
Total unamortizable intangible assets		93,320	—	93,320
Total intangible assets, net		$159,105	$(48,732)	$110,373
Amortization of intangible assets was approximately $4.9 million, $5.9 million and $5.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Refer to Note 5 “Acquisitions” for further information about the preliminary purchase price allocation and provisional goodwill and intangible balances added from current year business combinations. Refer to Note 9 “Sinclair Agreement” for intangible assets added through the Sinclair Agreement.
The following table shows the remaining amortization expense associated with finite lived intangible assets as of December 31, 2020:

(in thousands)
2021	$27,610
2022	36,005
2023	35,924
2024	35,274
2025	35,274
Thereafter	185,935
$356,022

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.    ACCRUED LIABILITIES
As of December 31, 2020 and 2019, accrued liabilities consisted of the following:

	December 31,
(in thousands)	2020	2019
Gaming liabilities	$33,795	$23,908
Compensation	21,708	13,849
Bally's trade name accrual, current portion	9,475	—
Insurance reserve	7,188	—
Transaction services and net working capital accrual	7,174	—
Purses due to horsemen	5,726	7,868
Property taxes	3,486	2,920
Interest payable	3,076	2,291
Construction accruals	2,151	—
Legal	1,761	833
Other	24,515	19,180
Total accrued liabilities	$120,055	$70,849

9.    SINCLAIR AGREEMENT

On November 18, 2020, the Company entered into the Sinclair Agreement, which provides for a long-term strategic relationship between the Company and Sinclair combining Bally’s integrated, proprietary sports betting technology with Sinclair’s portfolio of local broadcast stations and live regional sports networks and its Tennis Channel, Stadium sports network and STIRR streaming service, whereby the Company will receive naming rights to the regional sports networks and certain integrations to network programming in exchange for annual fees paid in cash, the issuance of warrants and options, and an agreement to share in certain tax benefits resulting from the Transactions with Sinclair (the “TRA”). The initial term of the agreement is 10 years from the commencement of date of the re-branded Sinclair regional sports networks and can be renewed for one additional 5-year term unless either the Company or Sinclair elect not to renew.

Naming Rights Intangible Asset

The Company accounted for this transaction as an asset acquisition in accordance with the “Acquisition of Assets Rather Than a Business” subsections of ASC 805-50 using a cost accumulation model. The Company acquired a Naming rights intangible asset, the value of which was determined to be $332.3 million on the November 18, 2020 acquisition date, representing the consideration transferred on the acquisition date which was comprised of the present value of annual naming rights fees, the fair value of the warrants and options and an estimate of the TRA payments, as discussed in further detail below. The Naming rights intangible asset will be amortized on a straight-line basis over a useful life of 10 years, which has been determined to be the period of anticipated benefit and is consistent with the term of the Sinclair Agreement. Amortization will begin upon the commencement date of the re-branded Sinclair regional sports networks which had not occurred as of December 31, 2020. As such, there was no amortization expense for the year ended December 31, 2020.

Annual Naming Rights Fees

Under the terms of the Sinclair Agreement, the Company will be required to pay annual naming rights fees to Sinclair for naming rights of the regional sports networks which escalate annually and total $88.0 million over the ten-year term of the agreement and begin on the commencement date of the re-branded Sinclair regional sports networks. The present value of the annual naming rights fees was recorded as a liability and will be accreted through interest expense over the life of the agreement. The value of the liability as of December 31, 2020 was $56.6 million, of which $54.6 million and $2.0 million is presented as “Naming rights liabilities” and “Accrued liabilities” in the consolidated balance sheets, respectively. Accretion expense for the year ended December 31, 2020 was $0.5 million and was reported in “Interest expense, net of amounts capitalized” in the consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warrants and Options

The Company has issued to Sinclair (i) an immediately exercisable warrant to purchase up to 4,915,726 shares of the Company at an exercise price of $0.01 per share (“the Penny Warrants”), (ii) a warrant to purchase up to a maximum of 3,279,337 additional shares of the Company at a price of $0.01 per share subject to the achievement of various performance metrics (“the Performance Warrants”), and (iii) an option to purchase up to 1,639,669 additional shares in four tranches with purchase prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing (“the Options”). The exercise and purchase prices and the number of shares issuable upon exercise of the warrants and options are subject to customary anti-dilution adjustments. The issuance pursuant to the warrants and options of shares in excess of 19.9% of the Company’s currently outstanding shares was subject to the approval of the Company’s stockholders in accordance with the rules of the New York Stock Exchange (“NYSE”) as of December 31, 2020, and prior to stockholder approval the Company would have been required to pay cash to Sinclair in lieu of Sinclair being permitted to purchase, pursuant to the exercise of warrants or options, greater than 19.9% of the Company’s outstanding common shares. The Company formally obtained stockholder approval on January 27, 2021.

As of both November 18, 2020 and December 31, 2020, the Company evaluated the classification of the Penny Warrants, Options and Performance Warrants under ASC 815-40 to determine whether equity classification was precluded for one or more of the warrants and options as a result of the requirement to net cash settle any option of the contracts that result in the delivery of shares in excess of the 19.9% threshold prior to obtaining stockholder approval. Since a portion of the warrants and options could be settled in shares below this threshold, the Company adopted a sequencing policy as prescribed in ASC 815-40-35 whereby it would allocate available shares under the 19.9% cap to contracts based on the order in which they become exercisable. This resulted in the allocation of available shares to the immediately exercisable Penny Warrants first, the Performance Warrants second and the Options, which contain a four-year vesting period, third. This policy results in there being a sufficient number of shares below the 19.9% cap to settle the Penny Warrants, but an insufficient number of shares to settle the Performance Warrants and Options.

The Company accounted for the Penny Warrants as an equity classified instrument because they are indexed to the Company’s own stock and meet the conditions to be classified in equity under ASC 815, including sufficient available shares for the Company to settle the exercise of the warrants in shares. The fair value of the Penny Warrants approximates the fair value of the underlying shares and was $150.4 million on November 18, 2020 at issuance, recorded to “Additional paid-in-capital” in the consolidated balance sheets, with an offset to the Naming rights intangible asset.

The Performance Warrants were accounted for as a derivative liability because the underlying performance metrics represent an adjustment to the settlement amount that is not indexed to the Company’s own stock and thus equity classification is precluded under ASC 815. The fair values of the Performance Warrants as of November 18, 2020 and December 31, 2020 were $55.2 million and $88.1 million, respectively, and were calculated using an option pricing model, considering the Company’s estimated probabilities of achieving the performance milestones for each tranche. Inputs to this valuation approach include volatility between 55% and 60%, risk free rates between 0.34% and 0.52%, the Company’s common stock price of $30.61 and $50.23, and expected terms between 4.4 and 6.0 years. The initial fair value as of November 18, 2020 was recorded as a liability with an offset to the Naming rights intangible asset. The fair value as of December 31, 2020 was reported in “Naming rights liabilities” in the consolidated balance sheets The increase in fair value of the Performance Warrants from November 18, 2020 through December 31, 2020 was $32.9 million and resulted in a mark to market loss, reported in “Change in value of naming rights liabilities” in the consolidated statements of operations.

The Options were accounted for as a derivative liability because the Options could have been required to be settled in cash, outside the Company’s control, prior to formal stockholder approval. Until stockholder approval is obtained, the Options will be recorded at their fair value with changes in fair value recognized in the statement of operations. The fair value of the options was initially measured as a liability on November 18, 2020 upon issuance with an offset to the Naming rights intangible asset. The fair values were based on Black-Scholes models using Level 2 inputs, including volatility of 60% and 55%, a risk free rate of 0.95% and 0.99%, the Company’s common stock price of $30.61 and $50.23 and the term of 11.0 years and 10.9 years, which resulted in total values of $33.4 million and $58.2 million as of November 18, 2020 and December 31, 2020, respectively. The fair value of the Options was reported in “Naming rights liabilities” in the consolidated balance sheets as of December 31, 2020. The increase in fair value of the Options from November 18, 2020 through December 31, 2020 was $24.8 million and resulted in a mark to market loss, reported in “Change in value of naming rights liabilities” in the consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Options met the criteria to be classified as equity upon stockholder approval on January 27, 2021, at which point the Options were adjusted to fair value and $59.7 million was reclassified from Naming rights liabilities to “Additional paid-in-capital” in the consolidated balance sheet. The Performance Warrants are expected to continue to be classified as liability awards, with changes in fair value reported in earnings.

Tax Receivable Agreement

The Company entered into the TRA with Sinclair as an additional form of consideration for the acquisition of the Naming Rights Intangible Asset. Under the TRA, the Company is required to share 60% of the tax benefit the Company receives from the Penny Warrants, the Options, the Performance Warrants and payments under the TRA, which are payable to Sinclair over the remaining term of the agreement once the tax benefit amounts become finalized through the filing of the Company’s annual tax returns. The Company accounted for the obligations due under the TRA as contingent consideration in the acquisition of the Naming Rights intangible asset pursuant to ASC 805 and has recorded a liability of $37.1 million as of the acquisition date of November 18, 2020. Subsequent to the acquisition date, changes in the TRA liability due to estimates of the tax benefits to be realized as well as tax rates in effect at the time among other changes are treated as an adjustment of the acquired Naming Rights intangible asset. As of December 31, 2020, the estimate of the TRA liability was $43.0 million, reflecting an increase of as of $5.9 million from the acquisition date, which was recorded as an increase to the Naming rights intangible asset. The ending Naming rights intangible asset as of December 31, 2020 was $338.2 million. The TRA liability is reported in “Naming rights liabilities” in the consolidated balance sheets.

10.    ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSE

The following table reflects acquisition, integration and restructuring expense the Company recorded during the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Acquisition and integration costs:
Bally’s Atlantic City	$4,373	$—	$—
Eldorado Resort Casino Shreveport	3,108	—	—
Casino KC and Casino Vicksburg	1,828	1,293	—
MontBleu	1,052	—	—
Black Hawk Casinos	1,021	1,724	208
Jumer’s Hotel & Casino	1,003	—	—
Tropicana Evansville	661	—	—
Centre County, PA	132	—	—
Dover Downs merger and going public expenses	59	7,883	6,636
Total	13,237	10,900	6,844
Restructuring expense	20	1,268	—
Total acquisition, integration and restructuring expense	$13,257	$12,168	$6,844

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restructuring Expense

During the year ended December 31, 2019, the Company incurred restructuring expenses of $0.8 million related to severance costs incurred attributable to the acquisition of Dover Downs in the first quarter of 2019, as well as $0.4 million related to severance costs incurred at the Company’s Twin River Casino Hotel property. The following table summarizes the restructuring liability accrual activity during the years ended December 31, 2020 and 2019 related to the Rhode Island and Mid-Atlantic reportable segments.

	Severance
(in thousands)	Rhode Island	Mid-Atlantic	Total
Restructuring liability as of December 31, 2018	$—	$—	$—
Additions	425	843	1,268
Payments	(425)	(820)	(1,245)
Restructuring liability as of December 31, 2019	—	23	23
Additions	—	20	20
Payments	—	(43)	(43)
Restructuring liability as of December 31, 2020	$—	$—	$—

11.    LONG-TERM DEBT

As of December 31, 2020 and 2019, long term debt consisted of the following:

	December 31,
(in thousands)	2020	2019
Term Loan Facility	$569,125	$298,500
Revolving Credit Facility	35,000	—
6.75% Senior Notes due 2027	525,000	400,000
Less: Unamortized original issue discount	(11,771)	(2,014)
Less: Unamortized deferred financing fees	(17,499)	(12,885)
Long-term debt, including current portion	1,099,855	683,601
Less: Current portion of Term Loan and Revolving Credit Facility	(5,750)	(3,000)
Long-term debt, net of discount and deferred financing fees; excluding current portion	$1,094,105	$680,601

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs and subject to a floor of 0.00% or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.50%, the prime rate as determined by the Agent, the one-month LIBOR rate plus 1.00%, and subject to a floor of 1.00%, in each case plus an applicable margin. In the event that the LIBOR rate is no longer available or no longer used to determine the interest rate of loans, the Company and the Agent will amend the Credit Agreement to replace LIBOR with an alternate benchmark rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR and until such amendment has become effective, loans will be based on the base rate. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.50% commitment fee, in respect of commitments under the Revolving Credit Facility, which may be subject to one or more step-downs based on the Company’s total net leverage ratio. As of December 31, 2020, the interest rate for the Term Loan Facility was 3.00%.

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

On March 16, 2020, the Company borrowed under its Revolving Credit Facility the full available amount of $250 million to increase its cash position and liquidity to facilitate financial flexibility in light of the then uncertainty in the global markets and the Company’s business resulting from the COVID-19 pandemic. These borrowings were repaid as part of the increase in the Term Loan Facility mentioned below. As of December 31, 2020, there were $35 million of outstanding borrowings under the Revolving Credit Facility.

On March 9, 2021, the Company amended its Credit Agreement to increase the aggregate principal amount of the Revolving Credit Facility to $325 million, an increase of $75 million pursuant to an incremental revolving facility. Borrowings under the new incremental revolving facility will be subject to the same terms and conditions of the existing Revolving Credit Facility under the Credit Agreement.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Credit Facility and the Indenture each contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into certain transactions with affiliates, sell or otherwise dispose of assets, create or incur liens, and merge, consolidate or sell all or substantially all of the Company’s assets, in each case, subject to certain exceptions and qualifications. In addition, if more than 30% of the capacity of the Revolving Credit Facility is utilized, as was the case at March 31, 2020 (but not June 30, 2020, September 30, 2020 or December 31, 2020), the Company must comply with a maximum total net leverage ratio, which is currently set at 5.50:1.00. These covenants are subject to exceptions and qualifications set forth in the Credit Facility and the Indenture, and as described below under “Financial Covenant Relief”, were modified as of April 24, 2020. The Company was in compliance with all such covenants as of December 31, 2020.

On February 4, 2021, the Company announced that it had obtained the consent of the Senior Notes holders to amend the indenture governing the Senior Notes. The amendment to the Indenture amended the “Incurrence of Indebtedness and Issuance of Subsidiary Preferred Stock” covenant contained in Section 4.09 of the Indenture to increase the fixed dollar prong of the credit facility basket from “$745.0 million” to “$975.0 million.”Except for this amendment, all the existing terms of the Senior Notes remain unchanged.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Maturities

As of December 31, 2020, the contractual annual principal maturities of long-term debt, including the Revolving Credit Facility, are as follows:

(in thousands)
2021	$5,750
2022	5,750
2023	5,750
2024	40,750
2025	5,750
Thereafter	1,065,375
$1,129,125
Financial Covenant Relief

On April 24, 2020, the Company and its lenders amended the financial covenants and certain other terms of the Company’s Credit Facility to provide financial covenant relief from the effects of the COVID-19 pandemic. Until the date on which the Company is required to deliver its compliance certificate and financial statements for the three months ending March 31, 2021 (the “Leverage Ratio Covenant Relief Period”) (unless the Company elects to terminate the covenant relief period earlier), the Company will not be required to comply with the maximum total net leverage ratio covenant applicable under the Credit Facility, but instead will be required to comply with a minimum liquidity covenant tested at the last day of each month during the Leverage Ratio Covenant Relief Period. Under the minimum liquidity requirement, the Company will be required to have unrestricted cash on hand at the end of each month in the following amounts: (1) $75.0 million at April 30, 2020 and May 31, 2020, (2) $65.0 million at June 30, 2020, (3) $55.0 million at July 31, 2020, and (4) $50.0 million at each month-end thereafter through March 31, 2021. The Company is not permitted to declare or pay dividends on its common stock or make other restricted payments (including repurchases of shares of its common stock), complete investments or acquisitions (other than those previously announced) during the Leverage Ratio Covenant Relief Period, and the interest rate on the Revolving Credit Facility borrowings is LIBOR + 2.75% during the Leverage Ratio Covenant Relief Period. Additionally, the amendment permanently changed the minimum LIBOR on revolver borrowings from 0.00% to 0.75%. The Company was in compliance with all debt covenants, as amended, as of December 31, 2020.

On March 5, 2021, the Company and its lenders amended the financial covenants and certain other terms of its Credit Agreement to provide deemed consolidated EBITDA numbers for certain fiscal quarters of 2021 and to permit the annualization of consolidated EBITDA for the 2021 fiscal year for purposes of calculating compliance with the consolidated total net leverage ratio, to the extent we are required to comply with it. In accordance with the terms of the previous amendment to the Company’s Credit Facility, restrictions on the Company’s ability to declare or pay dividends on its common stock or make other restricted payments (including repurchases of shares of its common stock), and complete investments or acquisitions (other than those previously announced) ends upon the expiration of the leverage covenant relief period which occurs on March 31, 2021.

12.    LEASES

Operating Leases

The Company is committed under various operating lease agreements primarily related to submerged tidelands, property and equipment. Additionally, certain of the Company’s subsidiaries lease office space, parking space, memorabilia and equipment under agreements classified as operating leases that expire on various dates through 2027.

Hard Rock Biloxi has an agreement with the State of Mississippi for the lease and use of approximately five acres of submerged tidelands for a primary term of thirty years, expiring September 30, 2037. Upon expiration of the primary term, Hard Rock Biloxi will have an option to extend the lease for a renewal term of thirty years; the renewal option has not been included in the calculation of the lease liability or right of use asset as the Company is not reasonably certain to exercise the option. Annual rent for the lease, as of December 31, 2020, is approximately $1.2 million and adjusts annually by the increase in the consumer price index (“CPI”). Future changes to the CPI are treated as variable lease payments and are recognized in the period in which the obligation for those payments is incurred.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In connection with the acquisition of Casino KC, the Company is party to a sublease with the Port Authority of Kansas City, Missouri, which has leased the property from the City of Kansas City. Our sublease expires on October 18, 2021, but on that date will automatically renew for five additional periods of five years each. The lease agreement provides for minimum annual rent paid in advance and subject to increases in the CPI every five years. Current minimum annual rent payments are $3.1 million per year. In addition, the agreement calls for quarterly percentage rent payments equal to 3.25% of gross revenues, less the minimum annual rent payment. Casino KC is obligated to operate Casino KC at all times. If Casino KC fails to do so, it must pay the Port Authority, in lieu of percentage rent, a sum equal to 50% of the then-applicable base rent during the time Casino KC is not operating.

In connection with the acquisition of Shreveport, the Company is party to a ground lease with the City of Shreveport, Louisiana. The Company’s initial lease will expire on November 30, 2021, but as of that date the Company can renew for five additional periods of five years each. The renewal options have been included in the measurement of the lease liability as the Company has determined it is reasonably certain of exercising the options. The lease agreement provides for minimum annual rent, subject to 15% increases with each renewal term. In addition, the agreement calls for monthly percentage rent of 1.0% of adjusted gross revenues, subject to an annual minimum of $0.5 million.

During the year ended December 31, 2020, three equipment leases were terminated via purchase of the underlying assets.

At December 31, 2020, the Company had operating lease liabilities of $63.5 million and right of use assets of $36.1 million, which were included in the consolidated balance sheets.

The Company’s total lease cost under ASC 842 for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Operating leases:
Operating lease cost	$3,256	$2,430
Variable lease cost	56	66
Operating lease expense	3,312	2,496
Short-term lease expense	2,158	1,830
Total lease expense	$5,470	$4,326

Rent expense for the year ended December 31, 2018 was determined under ASC 840, which excludes variable lease cost and was $2.0 million.

Supplemental cash flow and other information for the year ended December 31, 2020 and 2019, related to operating leases is as follows:

	Year Ended December 31,
($ in thousands)	2020	2019
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$5,235	$2,440
Right of use assets obtained in exchange for operating lease liabilities	$9,376	$18,771

Weighted average remaining lease term	24.3 years	16.7 years
Weighted average discount rate	7.3%	6.8%

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020, future minimum rental commitments under noncancelable operating leases are as follows:

2020
(in thousands)
2021	$6,204
2022	5,960
2023	5,917
2024	5,866
2025	5,633
Thereafter	109,713
Total	139,293
Less: present value discount	(75,748)
Operating lease obligations	$63,545

Future operating lease payments as shown above include $108.1 million related to extension options that are reasonably certain of being exercised.

The Company also has leasing arrangements with third-party lessees at its properties. Leasing arrangements for which the Company acts as a lessor are not deemed material as of December 31, 2020.

13.    EQUITY PLANS

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

The 2015 Incentive Plan provides for the grant of stock options, RSAs, RSUs and other stock-based awards (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 2015 Incentive Plan provides for the issuance of up to 1,700,000 shares of the Company’s common stock. As of December 31, 2020, 576,076 shares were available for grant under the 2015 Incentive Plan.

The Company recognized total share-based compensation expense of $17.7 million and $3.8 million for the years ended December 31, 2020 and 2019, respectively, compared to a benefit of $1.5 million for the year ended December 31, 2018. The increase in share-based compensation expense was directly attributable to the Company’s annual grant of restricted stock awards to eligible employees and executive management which occurred during the first quarter of 2020 with one-third of the restricted stock award vesting during the first quarter of 2020 and one-third vesting at the end of the 2020 year. Additionally, the Company issued other stock based awards (“OSBAs”) to eligible employees in the form of immediately vested common stock on December 30, 2020. See “Other Stock Based Awards” section below.

The total income tax benefit (expense) for share-based compensation arrangements was $6.9 million, $0.9 million, and $(0.4) million, for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, there was $15.3 million of unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock options, RSA, RSU and PSU arrangements) which is expected to be recognized over a weighted average period of 1.4 years.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options

Stock option activity under the 2010 Option Plan for the year ended December 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	109,564	$4.31
Exercised	(19,564)	$4.31
Outstanding at December 31, 2020	90,000	$4.31	2.7 years	$4.1	million
Exercisable at December 31, 2020	90,000	$4.31	2.7 years	$4.1	million

There were no stock options granted during the years ended December 31, 2020, 2019 or 2018.

The total intrinsic value of options exercised or unvested options put to the Company (see discussions below) and cancelled was $0.4 million and $40.5 million for the years ended December 31, 2020 and 2018, respectively. There were no options exercised for the year ended December 31, 2019.
All stock option awards were vested as of December 31, 2017. Accordingly, there was no remaining compensation cost relating to unvested stock options as of December 31, 2020, 2019 or 2018.

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

Certain employees and directors Put a total of 331,112 Financed Options to the Company at $23.50 per share and paid the related promissory notes with a portion of the proceeds during the year ended December 31, 2018. The shares were included in Treasury stock in the consolidated balance sheets after the respective Put dates. During the year ended December 31, 2018, in addition to the Put shares discussed above, promissory notes related to 1,439,984 Financed Options were paid. On the date the promissory notes are paid, the options are considered exercised and the common stock is considered issued for accounting purposes. As of December 31, 2020 and 2019, there were no Financed Options outstanding.

Exercises for Cash and Puts of Unexercised Options

During 2017, 13,336 vested but unexercised options were Put to the Company at $24.38 per share and 54,976 options were exercised, with cash paid for the exercise price. During the years ended December 31, 2018 and 2019, no vested but unexercised options were Put to the Company and no options, excluding the Financed Options, were exercised.

BALLY’S CORPORATION
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
Restricted Stock Units and Performance-Based Restricted Stock Units

Under the 2015 Incentive Plan, RSUs and PSUs have been awarded to eligible employees, members of the Company’s senior management and certain members of its Board of Directors. Each RSU and PSU represents the right to receive one share of the Company’s common stock. RSUs generally vest in one-third increments over a three year period, and compensation cost is recognized over the respective service periods based on the grant date fair value. PSUs generally vest over a two or three year period depending on the individual award agreement and become eligible for vesting upon attainment of performance objectives for the performance period. The number of PSUs that may become eligible for vesting varies and is dependent upon whether the performance targets are met, partially met or exceeded each year. The fair value of RSUs and PSUs issued subsequent to the Company becoming publicly traded in 2019 are determined based on the number of units granted and the quoted price of the Company’s common stock as of the grant date. Refer to “Valuation of Equity Compensation Awards” below for the valuation methodology used for awards issued prior to 2019.

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

Equity-Classified Awards
The following summary presents information of equity-classified RSU and PSU activity for the year ended December 31, 2020:

	Restricted Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	76,343	53,613	$28.57
Granted	762,670	48,209	31.27
Vested	(422,962)	(53,617)	26.17
Forfeited	(1,642)	(16,727)	26.52
Outstanding at December 31, 2020	414,409	31,478	$36.12

The weighted average grant date fair value for RSUs and PSUs was $31.27, $30.68, and $27.15 in 2020, 2019, and 2018, respectively.

The total intrinsic value of RSUs vested, but not deferred, during the year ended December 31, 2020 was $23.7 million, $5.4 million and $0.6 million, for the years ended December 31, 2020, 2019 and 2018, respectively.
For PSU awards, performance objectives for each year are established no later than 90 days following the start of the year. As the performance targets have not yet been established for the PSUs that are eligible to be earned in 2021, a grant date has not yet been established for those awards in accordance with ASC 718, Compensation—Stock Compensation. The grant date for the 2020, 2019 and 2018 performance periods have been established and, based upon achievement of the performance criteria for the years ended December 31, 2020 and 2019, 31,478 and 48,525 PSUs, respectively, became eligible for vesting. For the 2018 performance period the Company did not achieve the performance target, thus no shares became eligible to vest.
Liability-Classified Awards
On January 1, 2018, the Company granted RSU’s to certain employees with a cash settlement feature. The actual amount of cash will be determined by the number of RSUs to be settled in cash multiplied by the share price of the Company’s common stock at the time of settlement. These awards vest in one-third increments as of December 31, 2018, 2019 and 2020.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following summary presents liability-classified RSU activity for the year ended December 31, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	9,572	$25.50
Vested and settled for cash	(9,572)	25.50
Forfeited	—	25.50
Outstanding at December 31, 2020	—	$25.50
The 9,572 cash-settled vested RSUs were settled for $0.5 million cash in January 2021 and 9,568 cash-settled vested RSUs were settled for $0.2 million of cash in January 2020.

Other Stock Based Awards

On December 30, 2020, the Company issued OSBAs in the form of immediately vested common stock to eligible employees, members of the Company’s senior management and certain members of its Board of Directors under the 2015 Incentive Plan. These OSBAs were awarded in recognition of the strategic accomplishments of individuals and the Company as a whole for fiscal 2020 in lieu of potential cash incentive compensation. The Company elected to utilize stock as form of compensation in an effort to preserve liquidity for the Company in light of COVID-19 and its impact on operations. Total net shares awarded on December 30, 2020 were 131,046 and the associated expense recognized was $6.3 million for the year ended December 31, 2020.

Valuation of Equity Compensation Awards

Prior to the Company becoming publicly traded in 2019, the fair values of the shares of common stock underlying the Company’s liability classified awards, RSUs and PSUs were estimated on each grant date by the Board of Directors. In order to determine the fair value, the Company’s Board of Directors considered, among other things, valuations of its common stock in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, or the Practice Aid. Given the absence of a public trading market of the Company’s common stock, its Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of its common stock. The Board of Directors used an income approach, weighted 50%, and a market approach, weighted 50%.

For the income approach, the Company performed a discounted cash flow analysis, which utilized projected cash flows as well as a residual value, which were discounted to the present value in order to arrive at an enterprise value. The Company relied on the following key assumptions for the income approach, in addition to management projections for the business:
•a weighted average cost of capital (WACC), which served as the discount rate applied to forecasted future cash flows to calculate the present value of those cash flows; and
•a long-term growth rate assumption, which was used to calculate the residual value of the Company before discounting to present value.
•For the market approach, the Company utilized the guideline company method and comparable transaction method by analyzing separately a population of comparable companies and comparable transactions and selected those companies considered to be the most comparable to the Company in terms of business description, size, growth, profitability, risk and return on investment, among other factors. The Company then used these guideline companies and comparable transactions to develop relevant market multiples and ratios, which were applied to the corresponding latest twelve months and forward financials to estimate total enterprise value. The Company relied on the following key assumptions for the market approach:
•the Company’s projected financial results determined as of the valuation date based on its best estimates; and
•multiples of enterprise value to EBITDA, determined as of the valuation date, based on a group of comparable companies and comparable transactions.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    STOCKHOLDERS’ EQUITY

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

On February 10, 2020, the Board of Directors approved an increase in the capital return program of $100 million.

Total share repurchase activity during the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2020	2019
Number of common shares repurchased	1,812,393	9,079,690
Total cost	$33,292	$223,075
Average cost per share, including commissions	$18.37	$24.57

All shares repurchased during the years ended December 31, 2020 and 2019 were transferred to treasury stock. The Company retired 10,892,083 shares of its common stock held in treasury during the year ended December 31, 2020. The Company retired 1,431,980 shares of its common stock held in treasury during the year ended December 31, 2019. The shares were returned to the status of authorized but unissued shares. As of December 31, 2020, there were no shares remaining in treasury.

During the years ended December 31, 2020 and 2019, the Company paid cash dividends of $0.10 and $0.20 per common share for a total cost of approximately $3.2 million and $7.6 million, respectively. As of December 31, 2020 and 2019, $84.9 million and $19.7 million, respectively, remained available for use under the above-mentioned capital return program. Pursuant to the terms of the amendment to the Credit Facility entered into on April 24, 2020, as noted in Note 10. “Long-term Debt,” the Company may not declare or pay dividends on its common stock or make other restricted payments (including repurchases of shares of its common stock) during the Leverage Ratio Covenant Relief Period.

15.    EMPLOYEE BENEFIT PLANS

Multi-employer Defined Benefit Plans

The Company participates in and contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:
a.Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
b.If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
c.If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The following table outlines the Company’s participation in multi-employer pension plans for the years ended December 31, 2020, 2019 and 2018 and sets forth the calendar year contributions and accruals for each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2020 and 2019 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that the Company received from the plans’ administrators and is certified by each plan’s actuary. Plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. As of December 31, 2020 and 2019, all plans that have either a FIP or RP requirement have had the respective plan implemented.

	EIN/ Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions and Accruals (in $000’s)			Company Contributions > 5%	Union Contract Expires
Pension Fund		2020	2019		2020	2019	2018
SEIU National Industry Pension Fund	52-6148540	Red	Red	Yes/Implemented	$366	$910	$845	No	4/30/2022
New England Carpenters Pension Fund (1)	51-6040899	Green	Green	No	91	121	138	No	6/2/2020(4)
Plumbers and Pipefitters Pension Fund	52-6152779	Yellow	Yellow	Yes/Implemented	171	299	311	No	8/29/2021
Rhode Island Laborers Pension Fund	51-6095806	Green	Green	No	483	785	934	Yes	10/31/2022
New England Teamsters Pension Fund	04-6372430	Red	Red	Yes/Implemented	230	361	582	No	6/30/2023
The Legacy Plan of the UNITE HERE Retirement Fund (3)	82-0994119/001	Red	Red	Yes/Implemented	578	936	1,474	No	6/30/2021
The Adjustable Plan of the UNITE HERE Retirement Fund (3)	82-0994119/002	N/A(2)	N/A(2)	No					5/31/2022
Local 68 Engineers Union Pension Fund	51-0176618	Red	Red	Yes/Implemented	22	—	—	No	4/30/2022
Northeast Carpenters Pension Fund	11-1991772	Green	Green	No	10	—	—	No	4/30/2022
International Painters and Allied Trades Industry Pension Fund	52-6073909	Red	Red	Yes/Implemented	5	—	—	No	4/30/2022
Total Contributions					$1,956	$3,412	$4,284
__________________________________
(1)Effective January 1, 2018, the Rhode Island Carpenters Pension Fund (05-6016572) merged into the New England Carpenters Pension Fund.
(2)The Plan is not subject to the Pension Protection Act of 2016 zone status certification rule.
(3)Formerly listed as Hotel & Restaurant Employees International Pension Fund - Allocations of contributions between the two plans are determined by the plan administrator. Unions at both our Twin River Lincoln and Bally's Atlantic City properties participate in the UNITE HERE Retirement funds.
(4)Contract renewal is currently in negotiations

Contributions, based on wages paid to covered employees totaled approximately $2.0 million, $3.4 million and $4.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. These aggregate contributions were not individually significant to any of the respective plans. The Company’s share of the unfunded vested liability related to its multi-employer plans, if any, other than the New England Teamsters and Trucking Industry Pension Fund discussed below, is not determinable.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the terms of certain collective bargaining agreements, the Company contributes to a number of multi-employer annuity funds. Contributions are made at a fixed rate per hour worked, in accordance with the collective bargaining agreements. These plans are not subject to the withdrawal liability provisions applicable to multi-employer defined benefit pension plans. Contributions made to these plans by the Company were $1.2 million, $2.6 million and $2.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

For the defined benefit pension plan, the accumulated benefit obligation is equal to the projected benefit obligation. The following tables present the benefit obligation, fair value of plan assets and funded status of the plan:

	Year Ended December 31,
(in thousands)	2020	2019
Changes in Benefit Obligation
Beginning benefit obligation	$27,849	$24,067
Service cost	—	—
Interest cost	897	666
Actuarial (gain) loss	3,069	3,588
Benefits paid	(880)	(472)
Benefit obligation at end of year	$30,935	$27,849
Changes in Plan Assets
Beginning fair value of plan assets	$19,162	$17,454
Actual return (loss) on plan assets	2,653	1,815
Employer contributions	786	365
Benefits paid	(880)	(472)
Settlement payments	—	—
Fair value of plan assets at end of year	$21,721	$19,162

Unfunded status at end of year	$(9,214)	$(8,687)

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net periodic benefit (income) cost and other changes in plan assets and benefit obligations recognized consist of the following:

	Year Ended December 31,
(in thousands)	2020	2019
Net Periodic Benefit (Income) Cost
Interest cost	$897	$666
Expected return on plan assets	(1,428)	(967)
Net periodic benefit (income) cost	$(531)	$(301)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss	$1,844	$2,740
Total expense recognized in other comprehensive income	$1,844	$2,740

Total expense recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$1,313	$2,439

The estimated net actuarial loss expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost for the Dover Downs Pension Plan for the year ending December 31, 2021 is $0.2 million.

Amounts recognized in the consolidated balance sheets as of December 31, 2020 and 2019 consist of non-current liabilities of $9.2 million and $8.7 million, respectively.

The principal assumptions used to determine net periodic pension benefit cost and benefit obligation under the Dover Downs Pension Plan as of December 31, 2020 consist of the following:

	Year Ended December 31,
	2020	2019
Benefit obligation assumptions:
Discount rate	2.55%	3.28%
Net periodic benefit cost assumptions:
Discount rate	3.28%	4.05%
Expected return on plan assets	7.5%	7.5%
Average future years of service	8.9	n/a

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

For 2020, the assumed long-term rate of return on plan assets is 7.5%. In developing the expected long-term rate of return assumption, the Company reviewed asset class return expectations and long-term inflation assumptions and considered its historical compounded return, which was consistent with its long-term rate of return assumption.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The asset allocation targets and the actual allocation of pension assets in the Dover Downs Pension Plan as of December 31, 2020 are as follows:

Asset Category	Target	December 31, 2020
Equity Securities	60%	64%
Debt Securities	40%	32%
Other	—%	4%
Total	100%	100%

The fair values of pension assets in the Dover Downs Pension Plan as of December 31, 2020 by asset category are as follows:

(in thousands)
Asset Category	Total	Level 1	Level 2	Level 3
Mutual funds/ETFs:
Equity-large cap	$7,986	$7,986	$—	$—
Equity-mid cap	1,254	1,254	—	—
Equity-small cap	1,243	1,243	—	—
Equity-international	3,343	3,343	—	—
Fixed income	6,944	6,944	—	—
Money market	951	951	—	—
Total mutual funds/ETFs	$21,721	$21,721	$—	$—

Minimum pension contributions of $0.5 million are required to be made to the Dover Downs Pension Plan under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) in 2020. We expect to contribute approximately $0.7 million to the Dover Downs Pension Plan in 2021.

The estimated future benefit payments under the Dover Downs Pension Plan are as follows:

(in thousands)
Year Ending December 31,
2021	$944
2022	991
2023	1,081
2024	1,126
2025	1,179
2026-2030	6,398

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
401(k) Plans

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering non-union employees and certain union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. Dover Downs also maintains a defined contribution 401(k) plan, which permits participation by substantially all of its employees. Total employer contribution expense to both 401(k) profit-sharing plans were $0.7 million, $1.6 million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

New England Teamsters and Trucking Industry Pension Fund

The New England Teamsters and Trucking Industry Pension Fund (the “Pension Fund”) is in critical and declining status. On September 30, 2018, the Company entered into an agreement to withdraw from the Pension Fund and is not expected to have any further obligation to contribute to the Pension Fund following the withdrawal payment of $3.7 million the Company paid in October 2018. The Company recorded $3.7 million in “Advertising, general and administrative expense” in the consolidated statements of operations for the year ended December 31, 2018. On October 1, 2018, the Company entered into an agreement to re-enter the Pension Fund as a new employer and to contribute specified rates in the new agreement. The agreements have been ratified by the union and the trustees of the Pension Fund.

16.    INCOME TAXES

The components of the provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Current taxes
Federal	$(72,517)	$9,022	$15,262
State	2,002	2,033	5,217
	(70,515)	11,055	20,479
Deferred taxes
Federal	9,871	7,363	5,760
State	(8,680)	1,632	120
	1,191	8,995	5,880
(Benefit) Provision for income taxes	$(69,324)	$20,050	$26,359

The effective rate varies from the statutory U.S. federal tax rate as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Income tax expense at statutory federal rate	$(15,710)	$15,789	$20,537
State income taxes, net of federal effect	(5,276)	2,883	4,308
Nondeductible professional fees	(665)	1,255	1,776
Other permanent differences including lobbying expense	279	424	236
Share-based compensation	(922)	(261)	(718)
Gain on bargain purchases	(13,413)	—	—
CARES Act	(33,347)	—	—
Deferred tax impact of TCJA	—	—	117
Return to provision adjustments	(270)	(245)	89
Change in uncertain tax positions	—	205	14
Total (benefit) provision for income taxes	$(69,324)	$20,050	$26,359
Effective income tax rate on continuing operations	92.7%	26.7%	27.0%

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes at December 31, 2020 and 2019 are as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Deferred tax assets:
Accrued liabilities and other	$2,128	$3,233
Tax basis difference in property and equipment	—	9,148
Tax basis difference in share-based compensation	914	1,800
Tax basis difference in naming rights liabilities	60,159	—
Tax basis difference in self constructed assets	3,953	—
Federal tax net operating loss carryforwards	648	121
State tax net operating loss carryforwards	7,816	310
Total deferred tax assets, net	$75,618	$14,612

Deferred tax liabilities:
Tax basis difference in land	$(5,053)	$(2,865)
Tax basis difference in property and equipment	(4,998)	—
Change in accounting method	(16,234)	—
Tax basis difference in non-shareholder contribution	(6,766)	—
Tax basis difference in goodwill	(4,433)	(4,296)
Tax basis difference in amortizable assets	(75,117)	(21,241)
Total deferred tax liabilities	$(112,601)	$(28,402)
Net deferred tax liabilities	$(36,983)	$(13,790)

The Company will only recognize a deferred tax asset when, based on available evidence, realization is more likely than not. Accordingly, no valuation has been established as of December 31, 2020 and 2019, respectively.

During 2019, the Company acquired Dover Downs Entertainment, Inc. in a stock acquisition. Pursuant to ASC 805, the Company recognized an acquisition of $11.9 million of deferred tax assets.

During 2020, the Company acquired the assets of Bally’s Park Place LLC and Bally’s Atlantic City LLC in an asset acquisition. Pursuant to ASC 805, the Company recognized an acquisition of $11.1 million of deferred tax liabilities.

During 2020, the Company acquired 100% membership interests of Eldorado Shreveport, #1 LLC and Eldorado Shreveport, #2 LLC in an equity acquisition treated as an asset acquisition for tax purposes. Pursuant to ASC Topic 805, Business Combinations, the Company recognized an acquisition of $11.5 million of deferred tax liabilities.

For the years ended December 31, 2020 and 2019 the net deferred tax liabilities increased by $23.2 million and decreased by $3.7 million, respectively. For the year ended December 31, 2020, an increase of $1.2 million was included in income from operations, an increase of $22.6 million was acquired from business combinations in 2020, and a decrease $0.6 million was included in other comprehensive loss. For the year ended December 31, 2019, an increase of $9.0 million was included in income from operations, a decrease of $11.9 million was acquired from the Dover Downs Entertainment, Inc., and a decrease of $0.9 million was included in other comprehensive loss.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020, the Company has $3.1 million of federal net operating carryforwards subject to a section 382 limitation and $3.8 million of Delaware net operating loss carryforwards, both with an unlimited carryforward period. There was $0.6 million of federal net operating carryforwards subject to a section 382 limitation and $2.6 million of Delaware net operating loss carryforwards, both with an unlimited carryforward period, as of December 31, 2019. As of December 31, 2020 and December 31, 2019, the Company has $12.1 million and $3.6 million, respectively, of Colorado net operating loss carryforwards which expire at various dates through 2037. In addition, at December 31, 2020, the Company has $22.7 million of Louisiana loss carryforwards, $15.5 million of Missouri loss carryforwards, $17.2 million of New Jersey loss carryforwards, and $65.3 million of Rhode Island loss carryforwards, which expire at various dates through 2040. There were no Louisiana, Missouri, New Jersey, or Rhode Island loss carryforwards at December 31, 2019.

As of December 31, 2020, the Company anticipates sufficient taxable income to make utilization of these net operating losses more likely than not during the carryforward periods, and accordingly, no valuation allowance has been established.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees, including those that operate in the gaming area. Based on the Company’s analysis of the CARES Act, the benefits the Company believes will be available to it include:

a.refund of federal income taxes due to five-year carryback of net operating loss incurred in 2020 when our 2020 tax return is filed;
b.relaxation of interest expense deduction limitation for income tax purposes;
c.the employee retention credit, providing a refundable federal tax credit equal to 50% of the first $10,000 of qualified wages and benefits, including qualified medical plan contributions, paid to employees while they are not performing services after March 12, 2020 and before January 1, 2021; and
d.deferral of all employer Federal Insurance Contributions Act (“FICA”) taxes for the remainder of 2020, 50% payable by December 2021 and the remainder payable by December 2022.

The Company realized a tax benefit of $33.3 million in the 2020 provision. The Company intends to continue to review and consider any available potential benefits under the CARES Act for which it qualifies, including those described above. The Company cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and the Company cannot provide assurances that it will be able to access such benefits in a timely manner or at all. If the U.S. government or any other governmental authority agrees to provide such aid under the CARES Act or any other crisis relief assistance, it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full.

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

In accordance with SAB 118, the Company has recorded a provisional estimated income tax benefit of $(0.1) million for the year ended December 31, 2019 related to the remeasurement of the Company’s net deferred tax liability and other effects of the TCJA. As a result of the adoption of the TCJA, the Company remeasured the net deferred tax liability at the reduced federal corporate income tax rate. During the fourth quarter of 2018, the Company completed its analysis to determine the deferred tax effect of the TCJA and recorded immaterial adjustments as of December 22, 2018.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
From time to time, the Company may be subject to audits covering a variety of tax matters by taxing authorities in any taxing jurisdiction where the Company conducts business. While the Company believes that the tax returns filed, and tax positions taken are supportable and accurate, some tax authorities may not agree with the positions taken. This can give rise to tax uncertainties which, upon audit, may not be resolved in the Company’s favor. As of December 31, 2020, there were no tax contingency accruals for uncertain tax positions, which would impact the effective tax rate, if recognized. There were no tax contingency accruals for uncertain tax positions recorded as of December 31, 2020. There was no unrecognized tax benefit recorded as of December 31, 2020. A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Uncertain tax position liability at the beginning of the year	$—	$400	$445
Increases related to tax positions taken during prior period	—	—	21
Decreases related to tax positions taken during prior periods	—	(400)	—
Decreases related to settlements with taxing authorities	—	—	(66)
Uncertain tax position liability at the end of the year	$—	$—	$400

The Company and its subsidiaries file tax returns in several jurisdictions including the United States and the States of Colorado, Delaware, Louisiana, Mississippi, Missouri, New Jersey and Rhode Island. The Company remains subject to examination for U.S. federal income tax purposes for the years ended December 31, 2017 through 2020. The Company remains subject to examination for state tax purposes for the years ended December 31, 2012 through 2020. The Company is currently under audit by the State of Colorado for tax years ended December 31, 2012 through 2015. Based on the current status of the Colorado audit, the Company believes no additional reserves are necessary. In addition, the disallowance of a loss carryforward generated in a period outside of the normal statute of limitations is generally open until the statute of limitations expires in the year of the utilization of the loss.

The Company has a tax sharing agreement with its subsidiaries. Under the agreement, subsidiaries are required to satisfy their separate return liability and pay for benefits realized by virtue of filing a consolidated return. The Company and its subsidiaries made total cash tax payments during 2020 and 2019 of $3.8 million and $16.5 million, respectively, to federal and state taxing authorities. Effective July 10, 2014, the tax sharing agreement was amended to comply with the credit agreement in place related to the Company’s indebtedness. The amendment limits payments to any Unrestricted Subsidiaries, as defined in the credit agreement, to the actual payments of tax made by the unrestricted subsidiary directly or indirectly to the consolidated group. As of December 31, 2020, Mile High USA, Inc. and its subsidiaries are unrestricted subsidiaries.

17.    COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to various legal and administrative proceedings which have arisen in the ordinary course of its business. Estimated losses are accrued for these proceedings when the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition and those estimated losses are not expected to have a material impact on results of operations. Although the Company maintains what it believes is adequate insurance coverage to mitigate the risk of loss pertaining to covered matters, legal and administrative proceedings can be costly, time-consuming and unpredictable.

Although no assurance can be given, the Company does not believe that the final outcome of these matters, including costs to defend itself in such matters, will have a material adverse effect on the company’s consolidated financial statements. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hard Rock License Agreement

Under the Hard Rock License agreement which runs through September 2025, with the option to renew for two successive ten-year terms, the Company is obligated to pay an annual fee plus fees based on non-gaming revenues. The Company will pay a “Continuing Fee” equal to 3% of the Licensing Fee Revenues and a marketing fee equal to 1% of the Licensing Fee Revenues during the term of the agreement. Fee expense under the license agreement for each of the years ended December 31, 2020, 2019 and 2018 was $2.2 million, $3.0 million and $3.0 million, respectively and is included in “Advertising, general and administrative” expenses in the consolidated statements of operations. As of December 31, 2020 and 2019, $0.2 million had been accrued and recorded in “Accrued liabilities” in the consolidated balance sheets.

Bally’s Trade Name

On October 13, 2020, the Company announced we had acquired the Bally’s brand from Caesars. Total cost to acquire the brand was $20.0 million which is payable in cash in two equal installments of $10.0 million on the first and second anniversary of the purchase date. The present value of these amounts due are recorded within “Accrued liabilities” in the consolidated balance sheets as of December 31, 2020.

Acquisition Commitments

As noted in Note 5. “Acquisitions,” the Company had multiple pending acquisition agreements as of December 31, 2020, each of which, if terminated in certain circumstances as a result of the failure of the Company to obtain regulatory approvals, the Company may be obligated to pay a termination fee. The associated fee for MontBleu is $5.4 million, for Jumer’s is $4.0 million, in addition to the deposit already paid of $4.0 million, the fee for Tropicana Evansville is $16.8 million, and the fee for Bet.Works is $5.0 million.

Master Video Lottery Terminal Contract

The current term for the Twin River Casino Hotel contract with the Division of Lotteries of the Rhode Island Department of Revenue ends July 17, 2025, with one additional five-year option subject to Twin River Casino Hotel meeting minimum employment requirements.

The current term for the Tiverton Casino Hotel contract with the Division of Lotteries of the Rhode Island Department of Revenue ends November 23, 2025, with one additional five-year option subject to meeting minimum employment requirements. The contract was automatically assigned, pursuant to Rhode Island law, from Newport Grand to Tiverton Casino Hotel upon commencement of gaming operations at the new facility.

Capital Expenditure Commitment - Bally’s Atlantic City
As part of the regulatory approval process with the State of New Jersey, the Company committed to spend $90 million in capital expenditures over a five year period to invest in and improve the property. The commitment calls for expenditures of $25 million each in 2021, 2022, and 2023, $10 million in 2024, and $5 million in 2025. To help defray some of these committed costs, the Company entered into a separate agreement with Caesars whereby Caesars would be responsible for $30 million of the committed capital spend. The fair value of this agreement with Caesars was recorded as a reduction to the purchase price paid. Refer to Note. 5 “Acquisitions” for further information.

Master Lease

In connection with the acquisition of the Tropicana Evansville casino operations, an affiliate of Gaming & Leisure Properties, Inc. (“GLPI”) has agreed to acquire the real estate associated with the Tropicana Evansville Casino from the seller for $340.0 million and lease it back to the Company for $28.0 million per year, subject to escalation. GLPI has also agreed to acquire the real estate associated with our Dover Downs casino for a purchase price of $144.0 million and lease it back to the Company for $12.0 million per year, subject to escalation. Both leases are governed by a master lease agreement with GLPI which has an initial term of 15 years and includes four five-years options.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Collective Bargaining Agreements

As of December 31, 2020, we had approximately 5,455 employees. Most of our employees in Rhode Island and New Jersey are represented by a labor union and have collective bargaining agreements with us. As of such date, we had 19 collective bargaining agreements covering approximately 2,281 employees. Three collective bargaining agreements are scheduled to expire in 2021, and we are currently renegotiating one collective bargaining agreement that has expired. There can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements.

18.    SEGMENT REPORTING

As of December 31, 2020, the Company has ten operating segments, Twin River Casino Hotel, Hard Rock Biloxi, Tiverton Casino Hotel, Dover Downs, the Black Hawk Casinos, Casino KC, Casino Vicksburg, Bally’s Atlantic City, Shreveport and Mile High USA. Beginning in the third quarter of 2020, the Company changed its reportable segments to better align with its strategic growth initiatives in light of recent and pending acquisitions. The growth and diversification achieved through the Company’s acquisitions has resulted in a change in the way the Company's chief operating decision maker makes operating decisions, assesses the performance of the business and allocates resources. As a result, the Company’s operating segments are aggregated into four reportable segments: Rhode Island, Mid-Atlantic, Southeast and West. As of December 31, 2020, the Company’s Rhode Island reportable segment includes Twin River Casino Hotel and Tiverton Casino Hotel, the Mid-Atlantic reportable segment includes Dover Downs and Bally’s Atlantic City, the Southeast reportable segment includes Hard Rock Biloxi, Casino Vicksburg and Shreveport, and the West reportable segment includes Casino KC and the Black Hawk Casinos. As of December 31, 2020, and reflected in the table below, the “Other” category includes Mile High USA, an immaterial operating segment, and also includes interest expense for the Company and certain corporate operating expenses that are not allocated to the other segments, which include, among other expenses, share-based compensation, merger and acquisition costs, and certain non-recurring charges. Hard Rock Biloxi and Dover Downs were previously reported as “Biloxi” and “Delaware” reportable segments, respectively, and prior year amounts have been conformed into the new presentation. Black Hawk Casinos was previously included in the “Other’ category since its acquisition on January 23, 2020.

The Company is currently evaluating the impact that its pending casino acquisitions and developments will have on its operating and reporting segments. It is expected that MontBleu will be reported with the West, but no determination has been made for Tropicana Evansville, Jumer’s or the Centre City, Pennsylvania development project. In addition, the Company is expecting to create new reportable segment which would include SportCaller, Monkey Knife Fight and Bet.Works as the Bally’s Interactive segment.

The Company’s operations are all within the United States. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects revenues, income (loss), and identifiable assets for each of the Company’s reportable segments and reconciles these to the amounts shown in the Company’s consolidated financial statements.

	Rhode Island	Mid-Atlantic	Southeast	West	Other	Total
Year Ended December 31,
2020
Total revenue	$132,028	$73,676	$114,832	$47,332	$4,924	$372,792
Income (loss) from operations	9,894	(1,341)	9,681	(4,409)	(32,211)	(18,386)
Net income (loss)	20,276	(241)	10,486	(712)	(35,296)	(5,487)
Depreciation and amortization	17,310	6,082	10,037	4,104	309	37,842
Interest expense, net of amounts capitalized	—	132	—	—	63,116	63,248
Change in value of naming rights liabilities	—	—	—	—	(57,660)	(57,660)
Gain on bargain purchases	—	—	—	—	63,871	63,871
Capital expenditures	3,458	4,093	3,316	3,140	1,276	15,283

2019
Total revenue	$306,306	$80,806	$127,432	n/a	$9,033	$523,577
Income (loss) from operations	102,080	9,039	23,242	n/a	(19,735)	114,626
Net income (loss)	71,124	6,031	18,165	n/a	(40,190)	55,130
Depreciation and amortization	18,473	3,996	9,743	n/a	180	32,392
Interest expense, net of amounts capitalized	3,274	147	—	n/a	36,409	39,830
Capital expenditures	16,649	3,984	6,355	n/a	1,249	28,237

2018
Total revenue	$302,652	n/a	$125,137	n/a	$9,748	$437,537
Income (loss) from operations	106,055	n/a	23,475	n/a	(8,881)	120,649
Net income (loss)	68,849	n/a	18,506	n/a	(15,917)	71,438
Depreciation and amortization	12,896	n/a	9,255	n/a	181	22,332
Interest expense, net of amounts capitalized	8,555	n/a	13	n/a	14,457	23,025
Capital expenditures	98,700	n/a	6,315	n/a	23,875	128,890

	Rhode Island	Mid-Atlantic	Southeast	West	Other	Total
As of December 31,
2020
Goodwill	$83,101	$1,047	$54,987	$47,844	$—	$186,979
Total assets	494,994	197,395	508,325	281,436	447,705	1,929,855
2019
Goodwill	$83,101	$1,047	$48,934	n/a	$—	$133,082
Total assets	537,168	144,376	259,970	n/a	80,373	1,021,887

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table contains quarterly financial information for the years 2020 and 2019. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Total revenue	$109,148	$28,924	$116,624	$118,096
Total operating costs and expenses	112,317	49,887	93,241	135,733
(Loss) income from operations	(3,169)	(20,963)	23,383	(17,637)
Total other expense, net	(11,373)	(15,110)	(16,908)	(13,034)
(Loss) income before provision for income taxes	(14,542)	(36,073)	6,475	(30,671)
Benefit for income taxes	(5,664)	(12,518)	(248)	(50,894)
Net (loss) income	(8,878)	(23,555)	6,723	20,223

Net (loss) income per share
Basic	$(0.28)	$(0.77)	$0.22	$0.62
Diluted	$(0.28)	$(0.77)	$0.22	$0.61

2019
Total revenue	$120,631	$143,218	$129,309	$130,419
Total operating costs and expenses	90,324	109,372	107,858	101,397
Income from operations	30,307	33,846	21,451	29,022
Total other expense, net	(7,038)	(10,521)	(10,650)	(11,237)
Income before provision for income taxes	23,269	23,325	10,801	17,785
Provision for income taxes	5,673	6,145	3,802	4,430
Net income	17,596	17,180	6,999	13,355

Net income per share
Basic	$0.46	$0.42	$0.19	$0.40
Diluted	$0.46	$0.42	$0.18	$0.40

20.    SUBSEQUENT EVENTS

On January 22, 2021, the Company entered into an agreement to acquire Monkey Knife Fight. Refer to Note 5 “Acquisitions” for further information.

On February 5, 2021, the Company acquired SportCaller. Refer to Note 5 “Acquisitions” for further information.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

During the year ended December 31, 2020, the Company completed its acquisitions of the Black Hawk Casinos on January 23, 2020, Casino KC and Casino Vicksburg on July 1, 2020, Bally’s Atlantic City on November 18, 2020 and the Eldorado Resort Casino Shreveport on December 23, 2020, collectively (the “Acquired Companies”). Since the Company has not yet fully incorporated the internal controls and procedures of the Acquired Companies into the Company’s internal control over financial reporting, management excluded the Acquired Companies from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. These acquisitions on a combined basis constituted approximately 32% of the Company’s total consolidated assets and approximately 19% of the Company’s consolidated revenues as of and for the year ended December 31, 2020.

Based on our assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on these criteria.

This Annual Report on Form 10-K does not include, and we are not required to include, as attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) for as long as we remain an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2020, the Company completed its acquisitions of the Black Hawk Casinos on January 23, 2020, Casino KC and Casino Vicksburg on July 1, 2020, Bally’s Atlantic City on November 18, 2020 and the Eldorado Resort Casino Shreveport on December 23, 2020, collectively (the “Acquired Companies”). See Note 5 “Acquisitions” included in Part II. Item 8 of this Annual Report on Form 10-K for a discussion of the acquisitions and related financial data. The Company is currently in the process of integrating the Acquired Companies’ internal controls over financial reporting. Except for the inclusion of the Acquired Companies, there has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained, in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on May 18, 2021 (the “2021 Proxy Statement”) under the captions “Directors and Nominees for Director,” “Directors and Executive Officers of the Registrant,” “Delinquent Section 16(a) Reports,” and “Committees of the Board of Directors—Audit Committee” and is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be contained in the 2021 Proxy Statement under the captions “Non-employee Director Compensation,” “Executive Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation Tables,” “Potential Payments Upon Termination or Change-in-Control,” “CEO Pay Ratio,” “Risk Oversight,” “Compensation Risk,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained, in part, in the 2021 Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners and Management”, and is incorporated herein by this reference.

The following table provides information as of December 31, 2020 with respect to Bally’s common shares issuable under its equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	90,000	$4.31	1,077,839
Equity compensation plans not approved by security holders	—	—	—
Total	90,000	$4.31	1,077,839

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our 2021 Proxy Statement under the caption “Certain Relationships and Related Transactions.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our 2021 Proxy Statement under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as a part of this Annual Report on Form 10-K.

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
Equity Purchase Agreement dated as of July 10, 2019, by and among Isle of Capri Casinos LLC, IOC-Vicksburg, Inc. and IOC-Vicksburg, L.L.C., Rainbow Casino Vicksburg Partnership, L.P., IOC-Kansas City, Inc., Twin River Management Group, Inc., Premier Entertainment Vicksburg, LLC, and, solely for purposes of Section 1.5, Section 4.17, Section 4.21, Section 4.22 and Section 8.19, Eldorado Resorts, Inc., and solely for purposes of Section 1.5 and Section 8.20, Twin River Worldwide Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-38850) filed July 11, 2019)

2.3
Equity Purchase Agreement, dated April 24, 2020, among Twin River Worldwide Holdings, Inc., Twin River Management Group, Inc., Eldorado Resorts, Inc. and certain affiliates of each of Twin River Worldwide Holdings, Inc. and Eldorado Resorts, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed April 24, 2020)

2.4
Amendment No. 2 to the Equity Purchase Agreement, dated November 20, 2020, among the Company, Eldorado and certain of their affiliates.(incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) November 24, 2020)

3.1	Certificate of Incorporation of Twin River (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-228973) filed on December 21, 2018)
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed October 29, 2020)

3.3	Amended and Restated Bylaws effective October 13, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed October 15, 2020)
4.1	Form of Certificate of Common Stock of Twin River (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)
4.2
Indenture, dated as of May 10, 2019, among Twin River Worldwide Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-38850) filed on May 13, 2019)

4.3
Third Supplemental Indenture, dated October 9, 2020 among Bally’s Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-33850) filed on October 9, 2020)

4.4*	Fourth Supplemental Indenture dated as of February 3, 2021, among Bally’s Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee
4.5*	Description of Registrant’s Securities
4.6*	Form of Warrant
4.7*	Form of Option Agreement
10.1
License Agreement, dated May 15, 2003, by and between Hard Rock Hotel Licensing, Inc., Premier Entertainment Biloxi LLC, and Premier Entertainment, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.2
First Letter Agreement, dated April 4, 2006, by and between Hard Rock Hotel Licensing, Inc., Premier Entertainment Biloxi LLC, and Premier Entertainment, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.3
First Amendment to Hard Rock License Agreement, dated May 10, 2007, by and between Hard Rock Hotel Licensing, Inc., Premier Entertainment Biloxi LLC, and Premier Entertainment Biloxi LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.4
Second Amendment to Hard Rock License Agreement, dated July 10, 2014, by and between Hard Rock Hotel Licensing, Inc., Premier Entertainment Biloxi LLC, and Premier Entertainment Biloxi LLC, and Twin River Management Group, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.5
Master Video Lottery Terminal Contract, dated July 18, 2005, by and between the Division of Lotteries of the Rhode Island Department of Administration and UTGR, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

Exhibit Number	Description of Exhibit
10.6
First Amendment to Master Video Lottery Terminal Contract, dated November 4, 2010, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.7
Second Amendment to Master Video Lottery Terminal Contract, dated May 3, 2012, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.8
Third Amendment to Master Video Lottery Terminal Contract, dated September 18, 2012, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.9
Fourth Amendment to Master Video Lottery Terminal Contract, dated July 1, 2014, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.10
Fifth Amendment to Master Video Lottery Terminal Contract, dated May 2, 2017, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration)  and UTGR, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.11
Sixth Amendment to Master Video Lottery Terminal Contract, dated May 3, 2017, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.12
Seventh Amendment to Master Video Lottery Terminal Contract, dated March 12, 2018, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.13
Master Video Lottery Terminal Contract, dated November 23, 2005, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand Jai Alai, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.14
First Amendment to Master Video Lottery Terminal Contract, dated January 25, 2006, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand Jai Alai, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.15
First Amendment to Master Video Lottery Terminal Contract, as previously amended, dated December 21, 2010, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.16
Second Amendment to Master Video Lottery Terminal Contract, dated May 31, 2012, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC) (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.17
Third Amendment to Master Video Lottery Terminal Contract, dated May 1, 2013, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC) (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.18
Fourth Amendment to Master Video Lottery Terminal Contract, dated July 14, 2015, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Premier Entertainment II, LLC, d/b/a Newport Grand (assignee of Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC)) (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.19
Fifth Amendment to Master Video Lottery Terminal Contract, dated May 2, 2017, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Premier Entertainment II, LLC, d/b/a Newport Grand (assignee of Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC)) (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

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

10.29 **
Restricted Stock Unit Award Agreement effective as of April 2, 2019, by and between Twin River Worldwide Holdings Inc., and Stephen H. Capp (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38850)).

10.30 **
Restricted Stock Unit Award Agreement (Performance-Based) effective as of April 2, 2019, by and between Twin River Worldwide Holdings Inc., and George Papanier (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38850)).

10.31 **
Restricted Stock Unit Award Agreement (Performance-Based) effective as of April 2, 2019, by and between Twin River Worldwide Holdings Inc., and Stephen H. Capp. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38850)).

10.32 **	Form Restricted Stock Unit Award Agreement (Performance-Based) (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38850))
10.33 **	Form Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38850))
10.34 **
Restricted Stock Unit Award Agreement effective as of April 2, 2019, by and between Twin River Worldwide Holdings Inc., and George Papanier (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38850)).

10.35**
Employment Agreement, effective as of March 29, 2016, by and between Twin River Management Group, Inc. and George Papanier (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.36**
Amendment No 1. to Employment Agreement, dated as of January 13, 2020, by and among Twin River Worldwide Holdings, Inc. and George Papanier (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38850) filed on January 16, 2020)

10.37* **	Amendment No. 2 Employment Agreement, January 20, 2021, by and between Bally’s Corporation and George Papanier
10.38**
Employment Agreement, effective as of January 1, 2019, by and between Twin River Worldwide Holdings, Inc. and Stephen H. Capp (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.39* **	Amendment to Employment Agreement, effective February 23, 2021, by and between Bally’s Corporation and Stephen H. Capp

Exhibit Number	Description of Exhibit
10.40 **
Employment Agreement, effective July 10, 2013, by and between Twin River Management Group, Inc. and Craig L. Eaton (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38850)).

10.41* **	Employment Agreement, effective May 1, 2019, by and between Twin River Worldwide Holdings, Inc. and Marc Crisafulli
10.42* **	First Amendment to Employment Agreement, effective February 21, 2019, by and between Twin River Worldwide Holdings, Inc. and Marc Crisafulli
10.43
Credit Agreement, dated as of May 10, 2019, among Twin River Worldwide Holdings, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Citizens Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38850) filed on May 13, 2019)

10.44
Amendment No. 1, dated April 24, 2020, to the amended Credit Agreement dated as of May 10, 2019 among Twin River Worldwide Holdings, Inc. and various lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed April 27, 2020)

10.45*	Amendment No. 2, dated March 5, 2021, to the amended Credit Agreement dated as of May 10, 2019 among Bally’s Corporation and various lenders a party thereto
10.46 **
Incremental Joinder Agreement No. 1, dated May 11, 2020, to the amended Credit Agreement, dated as of May 10, 2019, among Twin River Worldwide Holdings, Inc. and various lenders party (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38850) filed on May 12, 2020)

10.47*	Incremental Joinder Agreement No. 2, dated March 9, 2021, to the amended Credit Agreement, dated as of May 10, 2019, among Twin River Worldwide Holdings, Inc. and various lenders party
10.48
Amended and Restated Regulatory Agreement, dated November 13, 2019, by and among the Rhode Island Department of Business Regulation, the Division of Lotteries of the Rhode Island Department of Revenue, Twin River Worldwide Holdings, Inc., Twin River Management Group, UTGR, Inc, Twin River-Tiverton, LLC (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38850))

21.1*	Schedule of Subsidiaries
23.1*	Consent of Independent Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Description of Government Regulations
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL contained in Exhibit 101
#	As permitted under Item 601(a)(5) of Regulation S-K the exhibits and schedules to this exhibit are omitted from this filing. The Company agrees to furnish a supplemental copy of any omitted exhibit or schedule to the SEC upon its request.
*	Filed herewith.
**	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2021.

BALLY’S CORPORATION

By:	/s/ Stephen H. Capp
Stephen H. Capp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ George T. Papanier	President, Chief Executive Officer and Director	March 10, 2021
George T. Papanier	(Principal Executive Officer)

/s/ Stephen H. Capp	Executive Vice President and Chief Financial Officer	March 10, 2021
Stephen H. Capp	(Principal Financial and Accounting Officer)

/s/ Soohyung Kim	Chairman	March 10, 2021
Soohyung Kim

/s/ Terrence Downey	Director	March 10, 2021
Terrence Downey

/s/ Jaymin B. Patel	Director	March 10, 2021
Jaymin B. Patel

/s/ Jeffrey W. Rollins	Director	March 10, 2021
Jeffrey W. Rollins

/s/ Wanda Y. Wilson	Director	March 10, 2021
Wanda Y. Wilson