Form 10-Q
period 2021-03-31
Bally's Corp
filed 2021-05-10
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-38850
Bally’s Corporation
(Exact name of registrant as specified in its charter)

Delaware			20-0904604
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
100 Westminster Street	Providence,	RI	02903
(Address of principal executive offices)			(Zip Code)
(401) 475-8474
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value	BALY	New York Stock Exchange
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

As of April 30, 2021, there were 42,457,181 shares of the registrant’s common stock outstanding.

BALLY’S CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements
BALLY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$151,653	$123,445
Restricted cash	3,818	3,110
Accounts receivable, net	24,894	14,798
Inventory	10,784	9,296
Tax receivable	82,417	84,483
Prepaid expenses and other assets	52,543	53,823
Total current assets	326,109	288,955
Property and equipment, net	753,601	749,029
Right of use assets, net	36,341	36,112
Goodwill	289,729	186,979
Intangible assets, net	726,991	663,395
Other assets	6,029	5,385
Total assets	$2,138,800	$1,929,855
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$5,750	$5,750
Current portion of lease obligations	1,578	1,520
Accounts payable	23,732	15,869
Accrued liabilities	131,850	120,055
Total current liabilities	162,910	143,194
Long-term debt, net of current portion	1,128,599	1,094,105
Lease obligations, net of current portion	62,720	62,025
Pension benefit obligations	8,941	9,215
Deferred tax liability	30,642	36,983
Naming rights liabilities	219,867	243,965
Contingent consideration payable	55,543	—
Other long-term liabilities	14,881	13,770
Total liabilities	1,684,103	1,603,257
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 31,894,222 and 30,685,938 shares issued as of March 31, 2021 and December 31, 2020, respectively; 31,894,089 and 30,685,938 shares outstanding as of March 31, 2021 and December 31, 2020, respectively.	318	307
Additional paid-in-capital	434,457	294,643
Treasury stock, at cost, 133 and 0 shares as of March 31, 2021 and December 31, 2020, respectively.	(9)	—
Retained earnings	24,087	34,792
Accumulated other comprehensive loss	(4,156)	(3,144)
Total stockholders’ equity	454,697	326,598
Total liabilities and stockholders’ equity	$2,138,800	$1,929,855
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Gaming	$152,909	$75,836
Racing	2,369	2,957
Hotel	13,059	7,646
Food and beverage	15,500	15,316
Other	8,429	7,393
Total revenue	192,266	109,148

Operating costs and expenses:
Gaming	45,205	23,213
Racing	2,049	2,407
Hotel	5,149	3,292
Food and beverage	12,209	13,276
Retail, entertainment and other	1,797	1,930
Advertising, general and administrative	80,499	49,609
Goodwill and asset impairment	—	8,708
Expansion and pre-opening	603	—
Acquisition, integration and restructuring	12,258	1,786
Gain from insurance recoveries, net of losses	(10,676)	(883)
Rebranding	913	—
Depreciation and amortization	12,786	8,979
Total operating costs and expenses	162,792	112,317
Income (loss) from operations	29,474	(3,169)

Other income (expense):
Interest income	524	143
Interest expense, net of amounts capitalized	(20,798)	(11,516)
Change in value of naming rights liabilities	(27,406)	—
Other, net	2,671	—
Total other expense, net	(45,009)	(11,373)

Loss before provision for income taxes	(15,535)	(14,542)
Benefit for income taxes	(4,830)	(5,664)
Net loss	$(10,705)	$(8,878)

Net loss per share, basic	$(0.30)	$(0.28)
Weighted average common shares outstanding, basic	35,827	31,569
Net loss per share, diluted	$(0.30)	$(0.28)
Weighted average common shares outstanding, diluted	35,827	31,569

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
(unaudited)
(In thousands)

Three Months Ended
March 31, 2021
Net loss	$(10,705)
Other comprehensive (loss) income:
Foreign currency translation adjustment	$(1,052)
Defined benefit pension plan reclassification adjustment(1)	40
Other comprehensive loss	(1,012)
Total comprehensive loss	$(11,717)
________________________________________________
(1) Tax effect of reclassification adjustment was de minimis.

Note: Net loss equals comprehensive loss for the three months ended March 31, 2020.
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2020	30,685,938	$307	$294,643	$—	$34,792	$(3,144)	$326,598
Release of restricted stock	23,811	—	(990)	—	—	—	(990)
Share-based compensation	—	—	4,483	—	—	—	4,483
Stock options exercised	30,000	—	129	—	—	—	129
Penny warrants exercised	932,949	9	—	(9)	—	—	—
Reclassification of Sinclair options	—	—	59,724	—	—	—	59,724
Issuance of MKF penny warrants	—	—	64,694	—	—	—	64,694
Shares issued for purchase of SportCaller	221,391	2	11,774	—	—	—	11,776
Other comprehensive loss	—	—	—	—	—	(1,012)	(1,012)
Net loss	—	—	—	—	(10,705)	—	(10,705)
Balance as of March 31, 2021	31,894,089	$318	$434,457	$(9)	$24,087	$(4,156)	$454,697

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2019	32,113,328	$412	$185,544	$(223,075)	$250,418	$(1,888)	$211,411
Release of restricted stock	131,131	1	(2,484)	—	—	—	(2,483)
Dividends and dividend equivalents - $0.10 per share	—	—	—	—	(3,174)	—	(3,174)
Share-based compensation	—	—	5,542	—	—	—	5,542
Retirement of treasury shares	—	(107)	(48,618)	254,416	(205,691)	—	—
Share repurchases	(1,649,768)	—	—	(31,341)	—	—	(31,341)
Adoption of ASU 2016-13	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(8,878)	—	(8,878)
Balance as of March 31, 2020	30,594,691	$306	$139,984	$—	$32,617	$(1,888)	$171,019
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,705)	$(8,878)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,786	8,979
Amortization of operating lease right of use assets	159	256
Share-based compensation	4,483	5,542
Amortization of debt financing costs and discounts on debt	1,515	676
Gain from insurance recoveries	(10,513)	—
Foreign exchange loss	471	—
Bad debt expense	336	1,277
Net pension and other postretirement benefit income	40	—
Deferred income taxes	(6,341)	(3,954)
Gain on disposal of property and equipment	49	—
Goodwill and asset impairment	—	8,708
Accretion of trade name liability and naming rights	1,215	—
Change in value of naming rights liabilities	27,406	—
Change in contingent consideration payable	(3,142)	—
Changes in operating assets and liabilities:
Accounts receivable	(9,668)	14,400
Inventory	(1,471)	(146)
Prepaid expenses and other assets	3,977	4,949
Accounts payable	4,138	(6,582)
Accrued liabilities	11,135	(7,915)
Net cash provided by operating activities	25,870	17,312
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(22,745)	(50,451)
Capital expenditures	(15,327)	(2,999)
Insurance proceeds from hurricane damage	10,513	—
Payments associated with licenses and market access fees	(1,325)	—
Net cash used in investing activities	(28,884)	(53,450)
Cash flows from financing activities:
Revolver borrowings	40,000	250,000
Term loan repayments	(1,438)	(750)
Payment of financing fees	(5,840)	—
Share repurchases	—	(31,341)
Payment of shareholder dividends	—	(3,199)
Share redemption for tax withholdings - restricted stock	(990)	(2,483)
Stock options exercised	129	—
Net cash provided by financing activities	31,861	212,227
Effect of foreign currency on cash and cash equivalents	69	—
Net change in cash and cash equivalents and restricted cash	28,916	176,089
Cash and cash equivalents and restricted cash, beginning of period	126,555	185,502
Cash and cash equivalents and restricted cash, end of period	$155,471	$361,591

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,128	$3,743
Cash paid for income taxes, net of refunds	(607)	(165)
Non-cash investing and financing activities:
Unpaid property and equipment	$3,960	$896
Stock and equity instruments issued for acquisition of SportCaller and MKF	76,756	—
Acquisitions in exchange for contingent liability	58,685	—
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Bally’s Corporation (the “Company”, “Bally’s”) is a U.S. full-service sports betting/iGaming company with physical casinos and online gaming solutions united under a single, prominent brand. The Company, through its wholly owned subsidiary Twin River Management Group, Inc. (“TRMG”), owns and manages the Twin River Casino Hotel (“Twin River Casino Hotel”) in Lincoln, Rhode Island, the Tiverton Casino Hotel (“Tiverton Casino Hotel”) in Tiverton, Rhode Island, the Hard Rock Hotel & Casino (“Hard Rock Biloxi”) in Biloxi, Mississippi, the Dover Downs Hotel & Casino (“Dover Downs Casino Hotel”) in Dover, Delaware, the Golden Gates, Golden Gulch and Mardi Gras casinos (collectively, “Black Hawk Casinos”) in Black Hawk, Colorado, Casino KC (“Casino KC”) in Kansas City, Missouri, Casino Vicksburg (“Casino Vicksburg”) in Vicksburg, Mississippi, Bally’s Atlantic City (“Bally’s Atlantic City”) in Atlantic City, New Jersey, Eldorado Resort Casino Shreveport (“Shreveport”) in Shreveport, Louisiana, MontBleu Resort Casino & Spa (“MontBleu”) in Lake Tahoe, Nevada, and the Arapahoe Park racetrack and 13 off-track betting licenses (“Mile High USA”) in Aurora, Colorado. Under TRMG’s Bally’s Interactive division, the Company owns and manages Horses Mouth Limited (“SportCaller”), a leading B2B free-to-play game provider for sports betting and media companies across North America, the UK, Europe, Asia, Australia, LATAM and Africa, and Monkey Knife Fight (“MKF”), a North American gaming platform and daily fantasy sports operator.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BALY.”

COVID-19 Pandemic

The COVID-19 pandemic has significantly impacted, and is likely to continue to impact, the Company’s business in a material manner. As of March 16, 2020 all of the Company’s properties at the time were temporarily closed as a result of the COVID-19 pandemic. The Company’s properties began to reopen in mid-2020 in some capacity and remained open for the rest of 2020, with the exception of Twin River Casino Hotel and Tiverton Casino Hotel, each of which closed again from November 29, 2020 through December 20, 2020.

•Twin River Casino Hotel and Tiverton Casino Hotel - The Rhode Island properties pre-opened on June 8, 2020 with very limited invitation-only guests allowed. Beginning June 30, 2020, the properties reopened, at approximately 65% capacity, with half of video lottery terminals (“VLTs”) and a limited number of table games (with a three-player limit) available. The properties were closed again from November 29, 2020 through December 20, 2020 due to a state mandated pause to slow the spread of COVID-19. Currently, the casinos are open to the general public and are operating at 65% capacity with about half of VLTs and all table games (with a three-player limit) available. The hotels at the Rhode Island properties remain closed.
•Hard Rock Biloxi - The Biloxi property reopened on May 21, 2021 at 50% capacity with 41% of VLTs, all table games (with a three-player limit per table) available and 75% of the hotel rooms available to guests. Currently, Hard Rock Biloxi is operating at 75% capacity with over 85% of VLTs and all table games (with a three-player limit) available, and the hotel is currently operating with all rooms available to guests.
•Dover Downs Casino Hotel - The Delaware property re-opened on June 1, 2020 at 30% capacity with 45% of VLTs. Table games (with a two-player limit per table) became available to guests on June 17, 2020 and the hotel, at 60% room capacity, became available on June 18, 2020. Currently, the property is operating at approximately 60% capacity with over 50% of VLTs and approximately 90% of table games (with a four-player limit) available, and all hotel rooms available to guests.
•Casino KC - Casino KC, which the Company acquired in July 2020, re-opened on June 1, 2020 at 50% capacity with 70% of VLTs and 30% of table games (with a three-player limit) available. Casino KC is currently operating at 100% capacity with all VLTs and table games (with a three-player limit) available.
•Casino Vicksburg - Casino Vicksburg, which the Company acquired in July 2020, re-opened on May 21, 2020 at 50% capacity with 48% of VLTs and 50% of hotel rooms available to guests. Casino Vicksburg is currently operating at 75% capacity with 75% of VLTs are available and all table games (with a three-player limit) available, and the hotel is currently operating with all rooms available to guests.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•Black Hawk Casinos - The Black Hawk Casinos, which the Company acquired in January 2020, re-opened on June 17, 2020 at 50% capacity with 55% of VLTs available to guests. Currently, the properties are still operating at 50% capacity; however, 83% of VLTs are now available to guests and all table games (with a three-player limit) are available.
•Bally’s Atlantic City - Bally’s Atlantic City, which the Company acquired in November 2020, is operating at 50% capacity with 57% of VLTs and all table games (with a four-player limit) available, and the hotel is currently operating with all rooms available to guests.
•Shreveport - Shreveport, which the Company acquired in December 2020, is operating at 75% capacity with 56% of VLTs and all table games (with a four-player limit) available, and the hotel is currently operating with all rooms available to guests.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary TRMG and TRMG’s subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The financial statements of our foreign subsidiary is translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive gain (loss). Foreign currency transaction gains and losses are included in net income (loss).

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of the SEC’s Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In the Company’s opinion, these condensed consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes in significant accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of March 31, 2021 and December 31, 2020, restricted cash of $3.8 million and $3.1 million, respectively, was comprised of VLT and table games cash, payable to the State of Rhode Island, and certain cash accounts at Dover Downs and Mile High USA, which is unavailable for the Company’s use. The following table reconciles cash and restricted cash in the condensed consolidated balance sheets to the total shown on the condensed consolidated statements of cash flows.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	March 31,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$151,653	$123,445
Restricted cash	3,818	3,110
Total cash and cash equivalents and restricted cash	$155,471	$126,555

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Amounts due from Rhode Island and Delaware(1)	$11,552	$3,880
Gaming receivables	7,764	7,893
Non-gaming receivables	8,716	6,092
Accounts receivable	28,032	17,865
Less: Allowance for doubtful accounts	(3,138)	(3,067)
Accounts receivable, net	$24,894	$14,798

(1) Represents the Company’s share of VLT and table games revenue for Twin River Casino Hotel and Tiverton Casino Hotel due from the State of Rhode Island and receivables from the State of Delaware for Dover Downs’ share of VLT and table games revenue.

Treasury Stock

The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. Upon settlement, these shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. There were 10,729,458 shares of common stock retired during the three months ended March 31, 2020. The shares were returned to the status of authorized but unissued shares.

Gain from insurance recoveries, net of losses

Gain from insurance recoveries, net of losses relate to costs incurred resulting from storms impacting the Company’s properties, net of insurance recovery proceeds. During the three months ended March 31, 2021, the Company recorded gain from insurance recoveries, net of losses of $10.7 million primarily attributable to insurance proceeds received due to the effects of Hurricane Zeta, which made landfall in Louisiana shutting down the Company’s Hard Rock Biloxi property for three days during the fourth quarter of 2020. During the three months ended March 31, 2020, we recorded a gain on insurance recoveries of $0.9 million related to proceeds received for a damaged roof at the Company’s Arapahoe Park racetrack.

Strategic Partnership - Sinclair Broadcast Group

On November 18, 2020, the Company and Sinclair Broadcast Group, Inc. (“Sinclair”) entered into a Framework Agreement (the “Sinclair Agreement”), which provides for a long-term strategic relationship between the Company and Sinclair combining Bally’s integrated, proprietary sports betting technology with Sinclair’s portfolio of local broadcast stations and live regional sports networks and its Tennis Channel, Stadium sports network and STIRR streaming service, whereby the Company received naming rights to the regional sports networks and certain integrations to network programming in exchange for annual fees paid in cash, the issuance of warrants and options, and an agreement to share in certain tax benefits resulting from the Transactions with Sinclair (the “Tax Receivable Agreement”). The initial term of the Sinclair Agreement is ten years from April 1, 2021, which was the commencement of date of the re-branded Sinclair regional sports networks and can be renewed for one additional five-year term unless either the Company or Sinclair elect not to renew.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company accounted for this transaction as an asset acquisition in accordance with the “Acquisition of Assets Rather Than a Business” subsections of Accounting Standards Codification (“ASC”) 805-50 using a cost accumulation model. The Company acquired a naming rights intangible asset, the value of which was $345.9 million and $338.2 million as of March 31, 2021 and December 31, 2020, respectively. The naming rights intangible asset will be amortized on a straight-line basis over a useful life of ten years, which has been determined to be the period of anticipated benefit and is consistent with the term of the Sinclair Agreement. Amortization will begin in the second quarter of 2021 upon the commencement date of the re-branded Sinclair regional sports networks. As such, there was no amortization expense for the three months ended March 31, 2021.

Under the terms of the Sinclair Agreement, the Company is required to pay annual naming rights fees to Sinclair for naming rights of the regional sports networks which escalate annually and total $88.0 million over the 10-year term of the agreement and begin on the commencement date of the re-branded Sinclair regional sports networks. The present value of the annual naming rights fees was recorded as part of the cost of the naming rights intangible asset with a corresponding liability which will be accreted through interest expense over the life of the agreement. The value of the liability as of March 31, 2021 and December 31, 2020 was $57.2 million and $56.6 million, respectively. Accretion expense for the three months ended March 31, 2021 was $1.0 million and was reported in “Interest expense, net of amounts capitalized” in the condensed consolidated statements of operations.

The Company issued to Sinclair (i) an immediately exercisable warrant to purchase up to 4,915,726 shares of the Company at an exercise price of $0.01 per share (“the Penny Warrants”), (ii) a warrant to purchase up to a maximum of 3,279,337 additional shares of the Company at a price of $0.01 per share subject to the achievement of various performance metrics (the “Performance Warrants”), and (iii) an option to purchase up to 1,639,669 additional shares in four tranches with purchase prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing (the “Options”). The exercise and purchase prices and the number of shares issuable upon exercise of the warrants and options are subject to customary anti-dilution adjustments. The issuance pursuant to the warrants and options of shares in excess of 19.9% of the Company’s currently outstanding shares was subject to the approval of the Company’s stockholders in accordance with the rules of the New York Stock Exchange (“NYSE”), which was obtained on January 27, 2021. Prior to stockholder approval, the Company would have been required to pay cash to Sinclair in lieu of Sinclair being permitted to purchase, pursuant to the exercise of warrants or options, greater than 19.9% of the Company’s outstanding common shares.

The Company evaluated the classification of the Penny Warrants, Options and Performance Warrants under ASC 815-40 to determine whether equity classification was precluded for one or more of the warrants and options as a result of the requirement to net cash settle any option of the contracts that result in the delivery of shares in excess of the 19.9% threshold prior to obtaining stockholder approval. Since a portion of the warrants and options could be settled in shares below this threshold, the Company adopted a sequencing policy in the fourth quarter of 2020, as prescribed in ASC 815-40-35 whereby it would allocate available shares under the 19.9% threshold to contracts based on the order in which they become exercisable. This resulted in the allocation of available shares to the immediately exercisable Penny Warrants first, the Performance Warrants second and the Options, which contain a four-year vesting period, third. This policy results in there being a sufficient number of shares below the 19.9% cap to settle the Penny Warrants, but an insufficient number of shares to settle the Performance Warrants and Options.

The Company accounted for the Penny Warrants as an equity classified instrument. The fair value of the Penny Warrants approximates the fair value of the underlying shares and was $150.4 million on November 18, 2020 at issuance, and was recorded to “Additional paid-in-capital” in the condensed consolidated balance sheets, with an offset to the naming rights intangible asset.

The Performance Warrants were accounted for as a derivative liability because the underlying performance metrics represent an adjustment to the settlement amount that is not indexed to the Company’s own stock and thus equity classification is precluded under ASC 815. The fair values of the Performance Warrants as of March 31, 2021 and December 31, 2020 were $114.0 million and $88.1 million, respectively, and were calculated using an option pricing model considering the Company’s estimated probabilities of achieving the performance milestones for each tranche. The increase in fair value of the Performance Warrants from December 31, 2020 through March 31, 2021 was $25.9 million and resulted in a mark to market loss, reported in “Change in value of naming rights liabilities” in the condensed consolidated statements of operations. The Performance Warrants are expected to continue to be classified as liability awards, with changes in fair value reported in earnings.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of December 31, 2020, the Options were accounted for as a derivative liability because the Options could have been required to be settled in cash, outside the Company’s control, prior to formal stockholder approval. The fair value of the Options as of December 31, 2020 was $58.2 million. The Options met the criteria to be classified as equity upon stockholder approval on January 27, 2021, at which point the Options were adjusted to fair value and $59.7 million was reclassified from “Naming rights liabilities” to “Additional paid-in-capital” in the condensed consolidated balance sheet. The increase in fair value of the Options from December 31, 2020 through January 27, 2021 was $1.5 million and resulted in a mark to market loss, reported in “Change in value of naming rights liabilities” in the condensed consolidated statements of operations.

The Company entered into the Tax Receivable Agreement with Sinclair as an additional form of consideration for the acquisition of the naming rights intangible asset. Under the Tax Receivable Agreement, the Company is required to share 60% of the tax benefit the Company receives from the Penny Warrants, the Options, the Performance Warrants and payments under the Tax Receivable Agreement, which are payable to Sinclair over the remaining term of the agreement once the tax benefit amounts become finalized through the filing of the Company’s annual tax returns. The Company accounted for the obligations due under the Tax Receivable Agreement as contingent consideration in the acquisition of the naming rights intangible asset pursuant to ASC 805. Subsequent to the acquisition date, changes in the Tax Receivable Agreement liability due to estimates of the tax benefits to be realized as well as tax rates in effect at the time among other changes are treated as an adjustment of the acquired naming rights intangible asset. As of March 31, 2021, the estimate of the Tax Receivable Agreement liability was $50.7 million, reflecting an increase of $7.7 million from the December 31, 2020 value of $43.0 million.

2.    RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

Standards implemented

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326)–Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard amends several aspects of the measurement of credit losses on financial instruments, including trade receivables. The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model and amends certain aspects of accounting for purchased financial assets with deterioration in credit quality since origination. Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets, based on historical experience, current conditions and forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses, to clarify that receivables arising from operating leases are not within the scope of ASC 326 and should instead, be accounted for in accordance with ASC 842, Leases. The standard is effective for annual and interim periods beginning after December 15, 2019. Adoption is through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (a modified-retrospective approach). The Company adopted this ASU in the first quarter of 2020 and recorded a $58,000 adjustment to retained earnings as of January 1, 2020.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)–Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this ASU in the first quarter of 2020, with no impact to its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation–Retirement Benefits–Defined Benefit Plans–General. This amendment improves disclosures over defined benefit plans and is effective for interim and annual periods ending after December 15, 2020, with early adoption permitted. The Company’s adoption of this ASU in the first quarter of 2021 did not have a material impact to its condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)–Simplifying the Accounting for Income Taxes. This amendment serves to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendment also improves the consistent application of ASC Topic 740 by clarifying and amending existing guidance. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The Company’s adoption of this ASU in the first quarter of 2021, did not have a material impact to its condensed consolidated financial statements.

3.    REVENUE RECOGNITION

The Company accounts for revenue earned from contracts with customers under ASC 606, Revenue from Contracts with Customers. The Company generates revenue from five principal sources: gaming services, hotel, racing, food and beverage and other.

Gaming revenue includes the share of VLT revenue for Twin River Casino Hotel and Tiverton Casino Hotel, in each case, as determined by each property’s respective master VLT contracts with the State of Rhode Island. Twin River Casino Hotel is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share of VLT revenue generated from units in excess of 3,002 units. Tiverton Casino Hotel is entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Twin River Casino Hotel. Gaming revenue also includes Twin River Casino Hotel’s and Tiverton Casino Hotel’s share of table games revenue. Twin River Casino Hotel and Tiverton Casino Hotel each were entitled to an 83.5% share of table games revenue generated as of March 31, 2021 and 2020. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming services on behalf of the State of Rhode Island.

Gaming revenue also includes Dover Downs’ share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Dover Downs is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of March 31, 2021 and 2020, Dover Downs was entitled to an approximately 42% share of VLT revenue and an 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis, which is the percentage share of VLT and table games revenue received, as the Company acts as an agent in operating the gaming services on behalf of the State of Delaware.

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

BALLY’S CORPORATION
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

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Hotel	$6,909	$4,586
Food and beverage	10,449	7,833
Other	951	1,774
	$18,309	$14,193
During 2020, the Company entered into several multi-year agreements with third-party operators for online sports betting and iGaming market access in the states of Colorado and New Jersey, from which the Company has received or expects to receive one-time, up front market access fees in cash or equity securities (specific to one operator agreement) and certain other fees in cash generally based on a percentage of the gross gaming revenue generated by the operator, with certain annual minimum guarantees due to the Company. The one-time market access fees received have been recorded as deferred revenue and will be recognized as revenue ratably over the respective contract terms, beginning with the commencement of operations of each respective agreement. The Company recognized commissions in certain states from online sports betting and iGaming which are included in gaming revenue for the three months ended March 31, 2021. Deferred revenue associated with third-party operators for online sports betting and iGaming market access was $3.4 million as of March 31, 2021 and is included in “Accrued expenses” and “Other long-term liabilities” in the condensed consolidated balance sheets.
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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Beginning in the third quarter of 2020, the Company changed its reportable segments to better align with its strategic growth initiatives in light of recent and pending acquisitions. Refer to Note 14 “Segment Reporting” for further information. The following tables provide a disaggregation of revenue by segment:

(in thousands)	Rhode Island	Mid-Atlantic	Southeast	West	Other	Total
Three Months Ended March 31, 2021
Gaming	$44,380	$32,295	$52,201	$24,033	$—	$152,909
Racing	200	816	—	—	1,353	2,369
Hotel	—	6,692	6,367	—	—	13,059
Food and beverage	2,734	6,793	4,559	1,402	12	15,500
Other	3,366	1,758	1,448	707	1,150	8,429
Total revenue	$50,680	$48,354	$64,575	$26,142	$2,515	$192,266

Three Months Ended March 31, 2020
Gaming	$43,459	$11,871	$16,718	$3,788	$—	$75,836
Racing	503	636	—	—	1,818	2,957
Hotel	1,227	2,590	3,829	—	—	7,646
Food and beverage	6,250	4,676	3,824	566	—	15,316
Other	4,840	1,313	1,111	109	20	7,393
Total revenue	$56,279	$21,086	$25,482	$4,463	$1,838	$109,148

Revenue included in operations from SportCaller, from the date of its acquisition, February 5, 2021, through March 31, 2021, and MKF from the date of its acquisition, March 23, 2021, through March 31, 2021 are reported in “Other” as of March 31, 2021, as they are immaterial operating segments. Refer to Note 4. “Acquisitions” for further information.

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays, and amounts due from tracks and off track betting (“OTB”) locations. The Company’s receivables related to contracts with customers were $20.4 million and $12.0 million as of March 31, 2021 and December 31, 2020, respectively. The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, deposits made in advance for goods and services yet to be provided, and unpaid wagers. All of the contract liabilities are short-term in nature. Loyalty program incentives earned by customers are typically redeemed within one year from when they are earned and expire if a customer’s account is inactive for more than 12 months; therefore, the majority of these incentives outstanding at the end of a period will either be redeemed or expire within the next 12 months. Certain properties extended pre-COVID-19 tier statuses and/or extended earnings dates for tiered status programs. Additionally, certain properties temporarily suspended periodic purges of unused loyalty points. The Company’s contract liabilities related to loyalty programs were $15.0 million and $15.5 million as of March 31, 2021 and December 31, 2020, respectively, and are included as “Accrued liabilities” in the condensed consolidated balance sheets. The Company recognized $2.8 million and $2.1 million of revenue related to loyalty program redemptions for the three months ended March 31, 2021 and 2020, respectively.

Advance deposits are typically for future banquet events and to reserve hotel rooms. These deposits are usually received weeks or months in advance of the event or hotel stay. The Company’s contract liabilities related to deposits from customers were $3.0 million and $1.0 million as of March 31, 2021 and December 31, 2020, respectively, and are included as “Accrued liabilities” in the condensed consolidated balance sheets.

Unpaid wagers include unpaid pari-mutuel tickets and unpaid sports bet tickets. Unpaid pari-mutuel tickets not claimed within 12 months by the customer who earned them are escheated to the state. The Company’s contract liabilities related to unpaid wagers were $3.8 million and $0.9 million as of March 31, 2021 and December 31, 2020, respectively, and are included as “Accrued liabilities” in the condensed consolidated balance sheets.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.    ACQUISITIONS

Recent Acquisitions

The Company accounted for all of the following recent acquisitions as business combinations using the acquisition method with Bally’s as the accounting acquirer in accordance with ASC 805. Under this method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed of the acquiree based upon their estimated fair values at the acquisition date. The fair value of the identifiable intangible assets acquired are determined by using an income approach. Significant assumptions utilized in the income approach are based on company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance.

Black Hawk Casinos

On January 23, 2020, the Company acquired a subsidiary of Affinity Gaming (“Affinity”) that owns three casino properties located in Black Hawk, Colorado: Golden Gates, Golden Gulch and Mardi Gras (the “Black Hawk Casinos”).

The total consideration paid by the Company in connection with the Black Hawk Casinos acquisition was approximately $53.8 million, or $50.5 million net of cash acquired, excluding transaction costs. The Company incurred transaction costs related to this acquisition of $0.6 million during the three months ended March 31, 2020. There were no costs incurred during the three months ended March 31, 2021. These costs are included in “Acquisition, integration and restructuring” in the condensed consolidated statements of operations.

The identifiable intangible assets recorded in connection with the closing of the Black Hawk acquisition include trademarks of $2.1 million and rated player relationships of $0.6 million, which are being amortized on a straight-line basis over estimated useful lives of approximately 10 years and six years, respectively. The Company also recorded an intangible asset related to gaming licenses of $3.3 million, with an indefinite life. However, in connection with the impairment testing discussed in Note 5 “Goodwill and Intangible Assets”, this asset was deemed fully impaired and its value was written down to zero as of March 31, 2020.

Revenue included in operations from the Black Hawk Casinos, from the date of their acquisition on January 23, 2020 through March 31, 2020 and for the three months ended March 31, 2021 was $4.5 million and $5.1 million, respectively.

Casino KC and Casino Vicksburg

On July 1, 2020, the Company completed its acquisition of the operations and real estate of Casino KC and Casino Vicksburg from affiliates of Caesars.

The total consideration paid by the Company in connection with the acquisition was approximately $229.9 million, or $225.5 million net of cash acquired, excluding transaction costs. The Company recorded transaction costs related to the acquisition of Casino KC and Casino Vicksburg of $0.4 million during the three months ended March 31, 2020. There were no costs incurred during the three months ended March 31, 2021. These costs are included in “Acquisition, integration and restructuring” in the condensed consolidated statements of operations.

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed as of July 1, 2020 in connection with the acquisition. There were no purchase accounting adjustments recorded during the three months ended March 31, 2021. The purchase price allocation is preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such finalizations will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible asset acquired and liabilities assumed.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Preliminary as of March 31, 2021
Cash	$4,362
Accounts receivable	582
Inventory	164
Prepaid expenses and other assets	686
Property and equipment	60,865
Right of use asset	10,315
Intangible assets	138,160
Other assets	117
Goodwill	53,896
Accounts payable	(614)
Accrued and other current liabilities	(3,912)
Lease obligations	(34,452)
Other long-term liabilities	(306)
Total purchase price	$229,863

Revenue and net income included in operations from Casino KC and Casino Vicksburg for the three months ended March 31, 2021 was $27.4 million and $5.6 million, respectively.

Bally’s Atlantic City

On November 18, 2020, the Company completed its acquisition of Bally’s Atlantic City from Caesars. In connection with the Bally’s Atlantic City acquisition, the Company paid cash of approximately $24.7 million at closing, or $16.1 million net of cash acquired, excluding transaction costs. The Company recorded a liability of $2.0 million for a net working capital adjustment which was reflected in “Accrued liabilities” in the condensed consolidated balance sheets as of December 31, 2020. The amount was paid in full during the three months ended March 31, 2021.

In connection with the approval of the Company’s interim gaming license in the state of New Jersey, the Company committed to the New Jersey Casino Control Commission to spend $90.0 million in capital expenditures over a span of five years to refurbish and upgrade the property’s facilities and expand its amenities. In connection with this commitment, the Company reached an agreement with Caesars, whereby Caesars would reimburse the Company for $30.0 million of the capital expenditure commitment by December 31, 2021. This commitment was accounted for as a contingent consideration asset under ASC 805 and was recognized at its present value as of the acquisition date, which was determined to be $27.7 million, as it represents consideration due back from the seller in connection with a business combination, and is included in “Prepaid expenses and other assets” in the condensed consolidated balance sheets. This contingent consideration asset resulted in an adjusted purchase price of $(0.9) million.

The Company recorded acquisition costs related to the acquisition of Bally’s Atlantic City of $0.9 million and $0.6 million during the three months ended March 31, 2021 and 2020, respectively. These costs are included in “Acquisition, integration and restructuring” in the condensed consolidated statements of operations.

The identifiable intangible assets recorded in connection with the closing of the Bally’s Atlantic City acquisition based on preliminary valuations include rated player relationships of $0.9 million and hotel and conference pre-bookings of $0.2 million, which are being amortized on a straight-line basis over estimated useful lives of approximately eight years and three years, respectively. The Company determined that the value of and intangible asset related to gaming licenses was de minimus, primarily due to the previously mentioned capital expenditure commitment required to obtain the license. The preliminary fair value of the identifiable intangible assets acquired was determined by using a cost approach and an income approach for the rater player relationships and pre-bookings, respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Bally’s Atlantic City on November 18, 2020. There were no purchase accounting adjustments recorded during the three months ended March 31, 2021. Due to the fact that the transaction only recently closed, the purchase price allocation is preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such finalizations will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible asset acquired and liabilities assumed.

Preliminary as of March 31, 2021
Cash	$8,651
Accounts receivable	1,122
Inventory	721
Prepaid expenses and other assets	1,402
Property and equipment	40,898
Intangible assets	1,120
Accounts payable	(3,131)
Accrued and other current liabilities	(7,983)
Deferred income tax liabilities	(11,132)
Net assets acquired	31,668
Bargain purchase gain	(32,595)
Total purchase price	$(927)

Based on the preliminary purchase price allocation, the fair value of the assets acquired and liabilities assumed exceed the purchase price consideration and therefore, a bargain purchase gain of $32.6 million was recorded during the year ended December 31, 2020. The Company believes that it was able to acquire the net assets of Bally’s Atlantic City for less than fair value as a result of a capital expenditure requirement imposed on the Company by the New Jersey Casino Control Commission, which would have been imposed on the seller had they not divested the property.

Revenue included in operations from Bally’s Atlantic City for the three months ended March 31, 2021 was $25.7 million.

Eldorado Resort Casino Shreveport

On December 23, 2020, the Company completed its acquisition of Eldorado Resort Casino Shreveport in Shreveport, Louisiana (“Shreveport”). The total purchase price was approximately $137.2 million. Cash paid by the Company at closing, net of $5.0 million cash acquired and offset by a receivable of $0.8 million resulting from a networking capital adjustment, was $133.1 million, excluding transaction costs. The Company recorded acquisition costs related to the acquisition of Shreveport of $0.7 million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively. These costs are included in “Acquisition, integration and restructuring” in the condensed consolidated statements of operations.

The identifiable intangible assets recorded in connection with the closing of the Shreveport acquisition based on preliminary valuations include gaming licenses of $57.7 million with an indefinite life and rated player relationships of $0.4 million, which is being amortized on a straight-line basis over estimated useful lives of approximately eight years. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Shreveport on December 23, 2020. There were no purchase accounting adjustments recorded during the three months ended March 31, 2021. Due to the fact that the transaction only recently closed, the purchase price allocation is preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such finalizations will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible asset acquired and liabilities assumed.

Preliminary as of March 31, 2021
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

Based on the preliminary purchase price allocation, the fair value of the assets acquired and liabilities assumed exceed the purchase price consideration and therefore, a bargain purchase gain of $31.3 million was recorded during the year ended December 31, 2020. The Company believes that it was able to acquire the net assets of Shreveport for less than fair value as a result of a distressed sale whereby Eldorado was required by the Federal Trade Commission to divest the Shreveport property prior to its merger with Caesars coupled with the timing of the agreement to purchase which was in the middle of COVID related shutdowns of casinos in the United States.

Revenue and net income included in operations from Shreveport for the three months ended March 31, 2021 was $25.5 million and $4.9 million, respectively.

Interactive Acquisitions

On February 5, 2021, the Company acquired Horses Mouth Limited (“SportCaller”) for total consideration of $42.4 million including $24.0 million in cash, and 221,391 of the Company’s common shares at closing, pending adjustment, and up to $12.0 million in value of additional shares if SportCaller meets certain post-closing performance targets (calculated based on a $USD to Euro exchange ratio of 0.8334).

On March 23, 2021, the Company acquired Fantasy Sports Shark, LLC d/b/a/ Monkey Knife Fight for total consideration of $119.0 million including (1) immediately exercisable penny warrants to purchase up to 984,446 of the Company’s common shares (subject to adjustment) at closing and (2) contingent penny warrants to purchase up to 787,557 additional Company common shares, half of which are issuable on each of the first and second anniversary of closing. The contingency relates to MKF’s continued operations in jurisdictions in which it operates at closing at future dates.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company paid cash of $22.7 million, net of cash acquired, for SportCaller and MKF during the three months ended March 31, 2021. Total non-cash consideration transferred for SportCaller and MKF was $135.4 million, which included $58.7 million of the fair value of contingent consideration as of the SportCaller and MKF acquisition dates. After the acquisition dates and until the contingencies are resolved, the fair value of contingent consideration payable is adjusted each reporting period through earnings based primarily on the expected probability of achievement of the contingency targets and the Company’s stock price. During the three months ended March 31, 2021, the fair value of the contingent consideration payable increased by $3.1 million, which was reported in “Other, net” in the condensed consolidated statements of operations.

The identifiable intangible assets recorded in connection with the closing of SportCaller and MKF based on preliminary valuations include customer relationships of $27.9 million, which are being amortized over their estimated useful lives of approximately five and ten years for SportCaller and MKF, respectively, developed software of $24.1 million, which is being amortized over their estimated useful lives of approximately six and three years for SportCaller and MKF, respectively, and tradenames of $5.1 million, which are being amortized over their estimated useful lives of approximately ten and 15 years for SportCaller and MKF, respectively. Total goodwill recorded recorded in connection with these acquisitions was $102.8 million.

The Company recorded acquisition costs related to the acquisitions of SportCaller and MKF of $2.8 million during the three months ended March 31, 2021. These costs are included in “Acquisition, integration and restructuring” in the condensed consolidated statements of operations.

Revenue included in operations from SportCaller, from its date of acquisition on February 5, 2021, and MKF, from its date of acquisition on March 23, 2021, through March 31, 2021 was $1.1 million.

Acquisition After Quarter End

On April 6, 2021, the Company acquired MontBleu Resort Casino & Spa in Lake Tahoe, Nevada from Eldorado and certain of its affiliates for $15.0 million, payable one year from the closing date and subject to customary post-closing adjustments. The acquisition is subject to receipt of required state regulatory approvals and satisfaction of other customary closing conditions.

The Company will account for the acquisition of MontBleu as a business combination using the acquisition method with Bally’s as the accounting acquirer in accordance with ASC 805. Under this method of accounting, the purchase price will be allocated to MontBleu’s assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. Due to the fact that this transaction only recently closed, the preliminary purchase price allocation is not complete however, it is estimated that the Company will record intangible assets from the acquisition of approximately $7.5 million to $10.0 million. Additionally, it is estimated that the fair value of the assets acquired and liabilities assumed will exceed the purchase price consideration and therefore, the Company does not expect there to be any goodwill associated with this transaction and expects to record a bargain purchase gain of approximately $4.0 million to $6.0 million.

Pending Acquisitions

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In connection with the acquisition of the Tropicana Evansville casino operations, an affiliate of Gaming & Leisure Properties, Inc. (“GLPI”) has agreed to acquire the real estate associated with the Tropicana Evansville Casino from the seller for $340 million and lease it back to the Company for $28.0 million per year, subject to escalation. GLPI has also agreed to acquire the real estate associated with our Dover Downs casino for $144.0 million and lease it back to the Company for $12.0 million per year, subject to escalation. Both leases are governed by a master lease agreement with GLPI which has an initial term of 15 years and includes four, five-year options.

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

Bet.Works

On November 18, 2020, the Company and Bet.Works Corp. (“Bet.Works”) entered into a definitive agreement pursuant to which the Company will acquire Bet.Works for $62.5 million in cash and 2,528,184 of the Company’s common shares, subject in each case to customary adjustments. The shareholders of Bet.Works will not transfer any shares of Company common stock received prior to the one-year anniversary of the closing and, for the next year thereafter, may transfer only up to 1% of the Company’s common stock per quarter. Consummation of the transfer is subject to customary conditions, including receipt of required regulatory approvals.

Subsequent Events

Tropicana Las Vegas

On April 13, 2021, the Company agreed to purchase the Tropicana Las Vegas Hotel and Casino in Las Vegas, Nevada (“Tropicana Las Vegas”) from GLPI valued at approximately $300 million. The purchase price for the Tropicana property’s non-land assets is $150.0 million. In addition, the Company agreed to lease the land underlying the Tropicana property from GLPI for an initial term of 50 years at an annual rent of $10.5 million, subject to increase over time. The Company and GLPI will also will enter into a sale-and-leaseback transaction relating to the Company’s Black Hawk Casinos properties and the Jumer’s property for a cash purchase price of $150.0 million payable by GLPI. The lease will have initial annual fixed rent of $12.0 million, subject to increase over time.

Gamesys Combination
On April 13, 2021, the Company announced the terms of a recommended offer to acquire all of the issued and to be issued ordinary share capital of Gamesys for a mixture of cash and shares of Bally’s common stock (the “Combination”). Gamesys is a leading international online gaming operator that provides entertainment to a global consumer base. Gamesys currently offers bingo and casino games to its players using brands that include Jackpotjoy, Virgin Games, Botemania, Vera&John, Heart Bingo, Megaways, Rainbow Riches Casino and Monopoly Casino, and focuses on building its diverse portfolio of distinctive and recognizable brands that deliver best-in-class player experience and gaming content. Under the terms of the Combination, Gamesys shareholders would have the option to receive, for each share of Gamesys, 1,850 pence in cash or shares of Bally’s common stock (at an exchange ratio of 0.343 for each Gamesys share) or a combination of both. Certain of Gamesys’ current shareholders holding 25.6% of Gamesys’ shares have agreed to receive shares of Bally’s common stock in the Combination. The maximum cash consideration payable to Gamesys shareholders, if only the former Gamesys founders and Gamesys executives elect to receive shares of Bally’s common stock, would be £1.6 billion.
It is intended that the Combination will be effected by means of a scheme of arrangement between Gamesys and its shareholders (the “Scheme”). The Combination is, among other things, subject to Gamesys’ shareholder approval at (i) a court-approved convened meeting of the Gamesys shareholders and (ii) a general meeting of the Gamesys shareholders.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In order to be effective, among other things, the Scheme must be approved by a majority of the Gamesys shareholders who are present and voting, whether in person or by proxy, at the Court Meeting and who represent 75% or more in value of the votes cast at the Court Meeting. Additionally, a special resolution implementing the Scheme must be passed by Gamesys shareholders representing at least 75% of votes cast at the General Meeting. The Combination is also conditioned upon Bally’s shareholders approving our issuance of common stock to Gamesys shareholders, as well as regulatory approvals and other customary closing conditions.

Financing for the Combination
The Company has obtained a binding commitment pursuant to a commitment letter and an interim facilities agreement from Deutsche Bank AG, London Branch, Goldman Sachs USA and Barclays Bank PLC (the “Lenders”) to provide fully committed bridge term loan facilities up to £1,435.0 million and €336.0 million (collectively, the “Bridge Commitment”) to fund the Combination. The availability of the borrowings under the commitment letter (or if the commitments under the commitment letter are not funded on the closing date, the interim facilities agreement) are subject to the satisfaction of certain customary conditions for the financing of an acquisition of a public company formed under the laws of England & Wales.

The Company entered into foreign exchange contracts to hedge the risk of appreciation of the Gamesys’ GBP-denominated purchase price and the GBP and Euro-denominated debt to be paid off at closing.

The Company has also entered into a commitment letter (the “GLPI Commitment Letter”) with GLPI pursuant to which GLPI has irrevocably committed to purchase shares of our common stock, or, subject to U.S. regulatory requirements, warrants, with a value of up to $500.0 million (the “GLPI Commitment”), at a price per share based on volume-weighted average price determined over a period of time prior to such issuance. Any equity raise by Bally’s in excess of $850 million will reduce the GLPI commitment on a dollar-for-dollar basis. Bally’s may use the proceeds to fund a portion of the aggregate cash consideration for the Combination, acquisition costs and fees and expenses incurred by us and our affiliated entities related to the Combination, or to refinance the existing indebtedness of Gamesys. The GLPI Commitment contemplates that Bally’s and GLPI will effect one or more takeout sale and leaseback transactions, thereby reducing the number of Bally’s shares (or warrants) to be issued to GLPI. Under certain circumstances, Bally’s may be required to obtain shareholder approval prior to the issuance of the entire amount of shares or warrants issuable under the GLPI Commitment.

The Company expects to account for the acquisition of Gamesys as a business combination using the acquisition method with Bally’s as the accounting acquirer in accordance with ASC 805. The Company recorded costs related to the Combination of $6.2 million during the three months ended March 31, 2021 which are included in “Acquisition, integration and restructuring” in the condensed consolidated statements of operations.

5.    GOODWILL AND INTANGIBLE ASSETS

The change in carrying value of goodwill by reportable segment for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Rhode Island	Mid-Atlantic	Southeast	West	Other(1)	Total
Goodwill as of December 31, 2020	$83,101	$1,047	$54,987	$47,844	$—	$186,979
Goodwill from current year business acquisitions	—	—	—	—	102,750	102,750
Goodwill as of March 31, 2021	$83,101	$1,047	$54,987	$47,844	$102,750	$289,729
(1) Includes the goodwill allocated to the SportCaller and MKF acquisitions, which are immaterial operating segments and reported in the “Other” category. Refer to Note 4 “Acquisitions” for more information on the preliminary purchase price allocation.

	Rhode Island	Mid-Atlantic	Southeast	West	Other	Total
Goodwill as of December 31, 2019	$83,101	$1,047	$48,934	$—	$—	$133,082
Goodwill from current year business acquisitions	—	—	—	5,408	—	5,408
Impairment charges	—	—	—	(5,408)	—	(5,408)
Goodwill as of March 31, 2020	$83,101	$1,047	$48,934	$—	$—	$133,082

The change in intangible assets, net for the three months ended March 31, 2021 is as follows:

Intangible assets, net as of December 31, 2020	$663,395
Intangible assets from current year business combinations	57,191
Change in Tax Receivable Agreement	7,679
Effect of foreign exchange	(840)
Other	1,254
Less: Accumulated amortization	(1,688)
Intangible assets, net as of March 31, 2021	$726,991

The Company’s identifiable intangible assets consist of the following:

	Weighted average remaining life (in years)	March 31, 2021
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Naming rights - Sinclair(1)	10.0	$345,921	$—	$345,921
Rhode Island contract for VLT’s	0.0	29,300	(29,300)	—
Trade names	10.4	27,781	(16,770)	11,011
Hard Rock license	26.3	8,000	(1,636)	6,364
Rated player relationships	7.2	38,119	(6,175)	31,944
Developed technology	4.9	23,640	(561)	23,079
Other	3.6	2,200	(830)	1,370
Total amortizable intangible assets		474,961	(55,272)	419,689

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	287,108	—	287,108
Bally’s trade name	Indefinite	18,981	—	18,981
Novelty game licenses	Indefinite	1,213	—	1,213
Total unamortizable intangible assets		307,302	—	307,302
Total intangible assets, net		$782,263	$(55,272)	$726,991
(1) Amortization will begin upon the commencement date of the re-branded Sinclair regional sports networks which had not yet occurred as of March 31, 2021.Therefore, there was no amortization expense for the three months ended March 31, 2021 or the year ended December 31, 2020.

	Weighted average remaining life (in years)	December 31, 2020
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Naming rights - Sinclair(2)	10.0	$338,241	$—	$338,241
Rhode Island contract for VLT’s	0.0	29,300	(29,300)	—
Trade names	8.6	21,600	(16,475)	5,125
Hard Rock license	26.5	8,000	(1,576)	6,424
Rated player relationships	5.8	10,515	(5,483)	5,032
Other	3.7	1,950	(750)	1,200
Total amortizable intangible assets		409,606	(53,584)	356,022

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	287,108	—	287,108
Bally’s trade name	Indefinite	19,052	—	19,052
Novelty game licenses	Indefinite	1,213	—	1,213
Total unamortizable intangible assets		307,373	—	307,373
Total intangible assets, net		$716,979	$(53,584)	$663,395
(2) See note (1) above.

2020 Black Hawk Casinos Impairment

Late in the first quarter of 2020, as a result of the economic and market conditions surrounding the COVID-19 pandemic and the decline in stock price and market capitalization the Company experienced at the time, the Company determined that it was more likely than not that the carrying value of all of its reporting units exceeded these units’ fair value and performed an interim quantitative impairment test of goodwill. Based on this analysis, the Company determined that only the carrying value of its Black Hawk Casinos reporting unit exceeded its fair value by an amount that exceeded the assigned goodwill and indefinite lived intangibles as of the acquisition date. As a result, the Company recorded a total impairment charge of $8.7 million for the three months ended March 31, 2020, which is included in the “West” reportable segment, and was allocated between goodwill and intangible assets with charges of $5.4 million and $3.3 million, respectively. Refer to Note 4 “Acquisitions” for further information about the preliminary purchase price allocation and goodwill and intangible balance estimated as of the acquisition date.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.    ACCRUED LIABILITIES
As of March 31, 2021 and December 31, 2020, accrued liabilities consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Gaming liabilities	$35,653	$33,795
Compensation	21,187	21,708
Interest payable	12,016	3,076
Bally’s trade name accrual, current portion	9,603	9,475
Transaction services and net working capital accrual	9,111	7,174
Insurance reserves	6,933	7,188
Legal	6,014	1,761
Purses due to horsemen	2,140	5,726
Other	29,193	30,152
Total accrued liabilities	$131,850	$120,055

7.    ACQUISITION, INTEGRATION AND RESTRUCTURING

The following table reflects acquisition, integration and restructuring expense the Company recorded during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Acquisition and integration costs:
Gamesys	$6,227	$—
SportCaller and MKF	2,840	—
Richmond, VA(1)	1,153	—
Bally’s Atlantic City	946	589
Eldorado Resort Casino Shreveport	702	114
Black Hawk Casinos	—	571
Other(2)	390	492
Total	12,258	1,766
Restructuring expense	—	20
Total acquisition, integration and restructuring	$12,258	$1,786
(1) Costs associated with a proposal to develop a casino in the City of Richmond, Virginia, which the Company is no longer pursuing.
(2) Includes costs in connection with the development of a casino in Centre County, PA in addition to the acquisitions of MontBleu, Tropicana Evansville, Jumer’s, Casino KC, Casino Vicksburg and Dover Downs.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.    LONG-TERM DEBT

As of March 31, 2021 and December 31, 2020, long-term debt consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Term Loan principal	$567,688	$569,125
Revolving Credit Facility	75,000	35,000
6.75% Senior Notes due 2027	525,000	525,000
Less: Unamortized original issue discount	(11,346)	(11,771)
Less: Unamortized deferred financing fees	(21,993)	(17,499)
Long-term debt, including current portion	1,134,349	1,099,855
Less: Current portion of Term Loan and Revolving Credit Facility	(5,750)	(5,750)
Long-term debt, net of discount and deferred financing fees, excluding current portion	$1,128,599	$1,094,105

May 2019 Senior Secured Credit Facility

On May 10, 2019, the Company entered into a credit agreement (“the “Credit Agreement”) with Citizens Bank, N.A., as administrative agent, (the “Agent”), and the lenders party thereto (the “Credit Facility”), consisting of a $300 million Term B Loan facility (the “Term Loan Facility”) and a $250 million revolving credit facility (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility will mature on May 10, 2024. The Company’s obligations under the Term Loan Facility will mature on May 10, 2026. Beginning September 30, 2019, the Company is required to make quarterly principal payments of $750,000 on the Term Loan Facility on the last business day of each fiscal quarter. In addition, the Company is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, commencing in 2020, the Company is required to apply a portion of its excess cash flow to repay amounts outstanding under the Credit Facility.

Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs and subject to a floor of 0.00%, or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.50%, the prime rate as determined by the Agent, the one-month LIBOR rate plus 1.00%, and subject to a floor of 1.00%, in each case plus an applicable margin. In the event that the LIBOR rate is no longer available or no longer used to determine the interest rate of loans, the Company and the Agent will amend the Credit Agreement to replace LIBOR with an alternate benchmark rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR and until such amendment has become effective, loans will be based on the base rate. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.50% commitment fee, in respect of commitments under the Revolving Credit Facility, which may be subject to one or more step-downs based on the Company’s total net leverage ratio. As of March 31, 2021, the interest rate for the Term Loan Facility was 2.95%.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On March 9, 2021, the Company amended its Credit Agreement to increase the borrowing limit under the Revolving Credit Facility to $325 million. Borrowings under the new incremental revolving facility are subject to the same terms and conditions of the existing Revolving Credit Facility under the Credit Agreement. As of March 31, 2021, there were $75.0 million of outstanding borrowings under the Revolving Credit Facility.

May 2020 Term Loan

On May 11, 2020, the Company amended the Credit Facility to increase its Term Loan Facility by $275 million to $525 million. Borrowings under the increased portion of the Term Loan Facility will bear interest at LIBOR + 8.00% per annum with a 1.00% LIBOR floor through the May 10, 2026 maturity date. Following the amendment, the Company repaid the full $250 million outstanding under its Revolving Credit Facility. This new term loan satisfied the financing contingency in the purchase agreement to acquire Shreveport and MontBleu from affiliates of Eldorado.

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

The Credit Facility and the Indenture each contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, enter into certain transactions with affiliates, sell or otherwise dispose of assets, create or incur liens, and merge, consolidate or sell all or substantially all of the Company’s assets, in each case, subject to certain exceptions and qualifications. In addition, if more than 30% of the capacity of the Revolving Credit Facility is utilized, as was the case at March 31, 2020 (but not at any quarter subsequent), the Company must comply with a maximum total net leverage ratio, which is currently set at 5.50:1.00. These covenants are subject to exceptions and qualifications set forth in the Credit Facility and the Indenture, and as described below under “Financial Covenant Relief”, were modified as of April 24, 2020.

On February 4, 2021, the Company announced that it had obtained the consent of the Senior Notes holders to amend the indenture governing the Senior Notes. The amendment to the Indenture amended the “Incurrence of Indebtedness and Issuance of Subsidiary Preferred Stock” covenant contained in Section 4.09 of the Indenture to increase the fixed dollar prong of the credit facility basket from “$745.0 million” to “$975.0 million.” Except for this amendment, all the existing terms of the Senior Notes remain unchanged.

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

There are no operations at Bally’s Corporation. Cash held as of March 31, 2021 was $0.1 million and was de minimis at December 31, 2020.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Financial Covenant Relief

On April 24, 2020 (the “April 2020 Amendment”), the Company and its lenders amended the financial covenants and certain other terms of the Company’s Credit Facility to provide financial covenant relief from the effects of the COVID-19 pandemic. Until May 15, 2021, which is the date on which the Company is required to deliver its compliance certificate and financial statements for the three months ending March 31, 2021 (the “Leverage Ratio Covenant Relief Period”) (unless the Company elects to terminate the covenant relief period earlier), the Company will not be required to comply with the maximum total net leverage ratio covenant applicable under the Credit Facility, but instead will be required to comply with a minimum liquidity covenant tested at the last day of each month during the Leverage Ratio Covenant Relief Period. Under the minimum liquidity requirement, the Company will be required to have unrestricted cash on hand at the end of each month in the following amounts: (1) $75.0 million at April 30, 2020 and May 31, 2020, (2) $65.0 million at June 30, 2020, (3) $55.0 million at July 31, 2020, and (4) $50.0 million at each month-end thereafter through March 31, 2021. The Company is not permitted to declare or pay dividends on its common stock or make other restricted payments (including repurchases of shares of its common stock), complete investments or acquisitions (other than those made solely with equity consideration, certain acquisitions previously announced or to which the required revolving lenders consent) during the Leverage Ratio Covenant Relief Period, and the interest rate on the Revolving Credit Facility borrowings is LIBOR + 2.75% during the Leverage Ratio Covenant Relief Period. Additionally, the amendment permanently changed the minimum LIBOR on revolver borrowings from 0.00% to 0.75%. The Company was in compliance with all debt covenants, as amended, as of March 31, 2021. Effective as of April 1, 2021, the required revolving lenders agreed to terminate the Leverage Ratio Covenant Relief Period early so the Company is no longer required to comply with the foregoing restrictions. In addition, as a result of the April 2020 Amendment, the maximum total net leverage ratio covenant the Company is required to comply with at any time that revolving loans, swing loans and letters of credit (excluding up to $2.5 million of letters of credit) exceed 30% of the total revolving commitments, was increased as follows: (i) for the fiscal quarter ending March 31, 2021, 6.25:1.00; (ii) for the fiscal quarter ending June 30, 2021, 6.00:1.00; (iii) for the fiscal quarter ending September 30, 2021, 5.75:1.00; (iv) for the fiscal quarter ending December 31, 2021, 5.50:1.00 and (v) for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter, 5.00:1.00.

9.    LEASES

Operating Leases

The Company is committed under various operating lease agreements primarily related to submerged tidelands, property and equipment. Additionally, certain of the Company’s subsidiaries lease office space, parking space, memorabilia and equipment under agreements classified as operating leases that expire on various dates through 2027.

Hard Rock Biloxi has an agreement with the State of Mississippi for the lease and use of approximately five acres of submerged tidelands for a primary term of thirty years, expiring September 30, 2037. Upon expiration of the primary term, Hard Rock Biloxi will have an option to extend the lease for a renewal term of thirty years. The renewal option has not been included in the calculation of the lease liability or right of use asset as the Company is not reasonably certain to exercise the option. Annual rent for the lease, as of March 31, 2021, is approximately $1.2 million and adjusts annually by the increase in the consumer price index (“CPI”). Future changes to the CPI are treated as variable lease payments and are recognized in the period in which the obligation for those payments is incurred.

Hard Rock Biloxi also has a Lease and Air Space agreement with the City of Biloxi. The agreement grants the Company rights to a parking area, and to the airspace above two defined parcels of land along with certain support structure rights for the construction of a parking garage. The arrangement has a 40-year term expiring November 18, 2043 and provides the Company one 25-year renewal option. The renewal option has not been included in the calculation of the lease liability or right of use asset as the Company is not reasonably certain to exercise the option. Monthly rent escalates every 5 years based on CPI, and the Company is responsible for property taxes. Future changes to the CPI are treated as variable lease payments and are recognized in the period in which the obligation for those payments is incurred.

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

The Company had operating lease liabilities of approximately $64.3 million and $63.5 million as of March 31, 2021 and December 31, 2020, respectively, and right of use assets of approximately $36.3 million and $36.1 million as of March 31, 2021 and December 31, 2020, respectively, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating leases:
Operating lease cost	$1,332	$549
Variable lease cost	138	12
Operating lease expense	1,470	561
Short-term lease expense	1,054	434
Total lease expense	$2,524	$995

Supplemental cash flow and other information for the three months ended March 31, 2021 and 2020, related to operating leases was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$809	$548
Right of use assets obtained in exchange for operating lease liabilities	$388	$116

	March 31, 2021	December 31, 2020
Weighted average remaining lease term	24.0 years	24.3 years
Weighted average discount rate	7.3%	7.3%

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of March 31, 2021, future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)	March 31, 2021
Remaining 2021	$5,482
2022	6,047
2023	6,005
2024	5,954
2025	5,721
Thereafter	109,712
Total	138,921
Less: present value discount	(74,623)
Operating lease obligations	$64,298

Future operating lease payments as shown above include $108.1 million related to extension options that are reasonably certain of being exercised.

The Company also has leasing arrangements with third-party lessees at its properties. Leasing arrangements for which the Company acts as a lessor are not deemed material as of March 31, 2021 and December 31, 2020.

10.    EQUITY PLANS

The Company has two equity incentive plans: the 2010 BLB Worldwide Holdings, Inc. Stock Option Plan (the “2010 Option Plan”) and the 2015 Stock Incentive Plan (“2015 Incentive Plan”).

The 2010 Option Plan provided for options to acquire 2,455,368 shares of the Company’s common stock. Options granted to employees, officers and directors of the Company under the 2010 Option Plan vested on various schedules by individual as defined in the individual participants’ option agreements. Vested options can generally be exercised all or in part at any time until the tenth anniversary of the date of grant. Effective December 9, 2015, it was determined that no new awards would be granted under the 2010 Option Plan. During the three months ended March 31, 2021, there were 30,000 options exercised at a weighted average exercise price of $4.31 per share and an aggregate intrinsic value of $0.1 million. As of March 31, 2021, there were 60,000 unexercised options outstanding.

The 2015 Incentive Plan provides for the grant of stock options, restricted stock award (“RSAs”), restricted share units (“RSUs”), performance share units (“PSUs”) and other stock-based awards (collectively, “restricted awards”) (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 2015 Incentive Plan provides for the issuance of up to 1,700,000 shares of the Company’s common stock. During the three months ended March 31, 2021, the Company issued 171,589 restricted awards under the 2015 Incentive Plan to eligible employees and executive management. As of March 31, 2021, 404,487 shares were available for grant under the 2015 Incentive Plan.

The Company recognized total share-based compensation expense of $4.5 million and $5.5 million during the three months ended March 31, 2021 and 2020, respectively. The total income tax benefit for share-based compensation arrangements was $1.4 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Dover Downs Defined Benefit Pension Plan

The net periodic benefit (income) cost and other changes in plan assets and benefit obligations, excluding service cost, is set forth in the table below for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(in thousands)	2021	2020
Service cost	$—	$—
Interest cost	224	223
Expected return on plan assets	(357)	(357)
Net periodic benefit income	$(133)	$(134)

Contributions

Minimum pension contributions of $0.5 million are required to be made to the Dover Downs Pension Plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in 2021. The Company expects to contribute approximately $0.7 million in 2021. There were no contributions made to the Dover Downs Pension Plan during the three months ended March 31, 2021 and 2020.

401(k) Plans

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering non-union employees and certain union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. Dover Downs also maintains a defined contribution 401(k) plan, which permits participation by substantially all of its employees. Total employer contribution expense to both 401(k) profit-sharing plans was $0.5 million for the three months ended March 31, 2021 and 2020.

12.    STOCKHOLDERS’ EQUITY

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Total share repurchase activity, including a private repurchase transaction, during the three months ended March 31, 2020 was as follows:

(in thousands, except share data)	Three Months Ended March 31, 2020
Number of common shares repurchased	1,649,768
Total cost	$31,341
Average cost per share, including commissions	$19.00

There was no share repurchase activity during the three months ended March 31, 2021. The Company retired 10,729,458 shares of its common stock held in treasury during the three months ended March 31, 2020. The shares were returned to the status of authorized but unissued shares. As of March 31, 2021 there were 133 shares remaining in treasury.

During the three months ended March 31, 2020, the Company paid cash dividends of $0.10 per common share, for a total cost of approximately $3.2 million. There were no cash dividends paid during the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, $84.9 million remained available for use under the above-mentioned $100 million capital return program. Pursuant to the terms of the amendment to the Credit Facility entered into on April 24, 2020, as noted in Note 8 “Long-term Debt,” the Company could not declare or pay dividends on its common stock or make other restricted payments (including repurchases of shares of its common stock) during the Leverage Ratio Covenant Relief Period.

NOTE 13.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table reflects the changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2021. There was no change in accumulated other comprehensive loss for the three months ended March 31, 2020.

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2020	$—	$(3,144)	$(3,144)
Current period other comprehensive loss	(1,052)	—	(1,052)
Reclassification adjustment to net earnings	—	40	40
Accumulated other comprehensive loss at March 31, 2021	$(1,052)	$(3,104)	$(4,156)

14.    SEGMENT REPORTING

As of March 31, 2021, the Company had seven operating segments; Rhode Island, Mid-Atlantic, Southeast, West, SportCaller, MKF, and Mile High USA. Beginning in the third quarter of 2020, the Company changed its management structure to better align with its strategic growth initiatives in light of recent and pending acquisitions. The growth and diversification achieved through the Company’s acquisitions has resulted in a change in the way the Company’s chief operating decision maker makes operating decisions, assesses the performance of the business and allocates resources. As a result, the Company re-aligned its operating segments and determined it had four reportable segments: Rhode Island, Mid-Atlantic, Southeast and West. The Company’s Rhode Island reportable segment includes Twin River Casino Hotel and Tiverton Casino Hotel, the Mid-Atlantic reportable segment includes Dover Downs and Bally’s Atlantic City, the Southeast reportable segment includes Hard Rock Biloxi, Casino Vicksburg and Shreveport, and the West reportable segment includes Casino KC and the Black Hawk Casinos. The “Other” category includes the immaterial operating segments of SportCaller, MKF and Mile High USA, and also includes interest expense for the Company and certain corporate operating expenses that are not allocated to the other segments, which include, among other expenses, share-based compensation, merger and acquisition costs, and certain non-recurring charges.

Hard Rock Biloxi and Dover Downs were previously reported as “Biloxi” and “Delaware” reportable segments, respectively, and the Black Hawk Casinos were previously reported in the “Other” category since its acquisition on January 23, 2020. These prior year amounts have been conformed into the new presentation.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company is currently evaluating the impact that its pending casino acquisitions and developments will have on its operating and reporting segments. It is expected that MontBleu will be reported with the West, but no determination has been made for Tropicana Evansville, Jumer’s or the Centre City, Pennsylvania development project. In addition, the Company is expecting to include Bet.Works and Gamesys in a Bally’s Interactive division along with MKF and SportCaller.

The Company’s current operations are predominately within the United States with the exception of SportCaller which is headquartered in Dublin, Ireland. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

The following table shows revenues, income (loss), and identifiable assets for each of the Company’s reportable segments and reconciles these to amounts shown in the Company’s condensed consolidated financial statements.

(in thousands)	Rhode Island	Mid-Atlantic	Southeast	West	Other	Total
Three Months Ended March 31, 2021
Total revenue	$50,680	$48,354	$64,575	$26,142	$2,515	$192,266
Income (loss) from operations	17,347	(2,265)	29,574	6,189	(21,371)	29,474
Net income (loss)	12,738	(1,469)	22,934	4,685	(49,593)	(10,705)
Depreciation and amortization	3,539	2,031	4,318	1,654	1,244	12,786
Interest expense, net of amounts capitalized	—	19	—	—	20,779	20,798
Change in value of naming rights liabilities	—	—	—	—	(27,406)	(27,406)
Capital expenditures	434	4,561	8,582	1,294	456	15,327
Goodwill	83,101	1,047	54,987	47,844	102,750	289,729
Total assets	509,803	207,561	532,677	285,066	603,693	2,138,800

Three Months Ended March 31, 2020
Total revenue	$56,279	$21,086	$25,482	$4,463	$1,838	$109,148
Income (loss) from operations	11,005	324	1,777	(8,971)	(7,304)	(3,169)
Net income (loss)	8,083	205	1,408	(5,996)	(12,578)	(8,878)
Depreciation and amortization	4,782	1,454	2,263	414	66	8,979
Interest expense, net of amounts capitalized	—	41	—	—	11,475	11,516
Capital expenditures	1,139	765	714	39	342	2,999
Goodwill	83,101	1,047	48,934	—	—	133,082
Total assets	504,597	128,912	251,228	48,707	281,879	1,215,323

15.    EARNINGS (LOSS) PER SHARE

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Net loss	$(10,705)	$(8,878)

Weighted average common shares outstanding, basic	35,827	31,569
Weighted average effect of dilutive securities	—	—
Weighted average common shares outstanding, diluted	35,827	31,569

Per share data
Basic	$(0.30)	$(0.28)
Diluted	$(0.30)	$(0.28)

There were 4,919,006 and 102,443 share-based awards that were considered anti-dilutive for the three months ended March 31, 2021 and 2020, respectively.

On November 18, 2020, the Company issued penny warrants, performance-based warrants, and options which participate in dividends with the Company’s common stock subject to certain contingencies. In the period in which the contingencies are met, those instruments are participating securities to which income will be allocated using the two-class method. The warrants and options do not participate in net losses. The penny warrants were considered exercisable for little to no consideration and are therefore, included in basic shares outstanding at their issuance date. For the three months ended March 31, 2021, the Company reported a net loss, and as a result, all of the shares underlying the performance warrants and options were anti-dilutive. Refer to Note 1 “General Information” for further information regarding the Sinclair Transaction.

16.    SUBSEQUENT EVENTS

Acquisitions

On April 13, 2021, the Company entered into an agreement to acquire the Tropicana Las Vegas from GLPI.

On April 13, 2021, the Company announced the terms of a recommended offer to acquire all of the issued and to be issued ordinary share capital of Gamesys for mixture of cash and shares of Bally’s common stock.

Refer to Note 4 “Acquisitions” for further information on the above.

Debt

Effective as of April 1, 2021, the required revolving lenders agreed to terminate the Leverage Ratio Covenant Relief Period early so the Company is no longer required to comply with the foregoing restrictions. Refer to Note 8 “Long-Term Debt” for further information.

Common Stock Offering

On April 20, 2021, the Company completed an underwritten public offering of common stock at a price to the public of $55.00 per share. The Company issued a total of 12.65 million shares of Bally’s common stock in the offering, which included 1.65 million shares issued pursuant to the full exercise of the underwriters' over-allotment option.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The net proceeds from the offering were approximately $671.4 million, after deducting underwriting discounts, but before expenses. The Company intends to apply the net proceeds from the offering to fund a portion of the cash consideration payable to shareholders of Gamesys upon consummation of the previously announced Combination. If the Combination is not consummated, Bally's expects to apply the net proceeds from the offering for general corporate purposes, which may include repayment of debt, repurchases of its common stock, capital expenditures, acquisitions and investments.

On April 20, 2021, the Company issued to affiliates of Sinclair a warrant to purchase 909,090 common shares for an aggregate purchase price of $50 million, the same price per share as the public offering price in Bally’s common stock public offering ($55.00 per share). The net proceeds will be used to finance a portion of the purchase price.

The exercise price of the warrant is nominal, and its exercise is subject to, among other conditions, requisite gaming authority approvals. Sinclair agreed not to acquire more than 4.9% of Bally’s outstanding common shares without such approvals. In addition, in accordance with the agreements that Bally’s and Sinclair entered into in November 2020, Sinclair is exchanging 2.1 million common shares for substantially identical warrants.

Foreign Exchange Hedges

On April 16, 2021, a subsidiary of the Company entered into a foreign exchange contract to hedge the risk of appreciation of the GBP-denominated purchase price related to Gamesys pursuant to which such subsidiary can purchase approximately £900 million at a contracted exchange rate.

On April 16, 2021, a subsidiary of the Company entered into two foreign exchange contracts to hedge the risk of appreciation of both the GBP- and Euro-denominated debt held by Gamesys which would be paid off at closing of the Gamesys acquisition pursuant to which such subsidiary can purchase £200 million and €336 million, at a contracted exchange rate, respectively.

The total premium paid by the subsidiary of the Company on these contracts was $22.6 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the securities laws. Forward-looking statements are statements as to matters that are not historical facts, and include statements about our plans, objectives, expectations and intentions.

Forward-looking statements are not guarantees and are subject to risks and uncertainties. Forward-looking statements are based on our current expectations and assumptions. Although we believe that our expectations and assumptions are reasonable at this time, they should not be regarded as representations that our expectations will be achieved. Actual results may vary materially. Forward-looking statements speak only as of the time of this Quarterly Report on Form 10-Q and we do not undertake to update or revise them as more information becomes available, except as required by law.

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
•restrictions and limitations in agreements to which we are subject, including our debt, could significantly affect our ability to operate our business and our liquidity; and
•other risks identified in Part I. Item 1A. "Risk Factors" of Bally's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with SEC on March 10, 2021 and other filings with the SEC.

The foregoing list of important factors is not exclusive and does not include matters like changes in general economic conditions that affect substantially all gaming businesses.

You should not to place undue reliance on our forward-looking statements.

Overview

Our objective is to be a leading omni-channel gaming and interactive entertainment company. We are already a leading owner and operator of land-based casinos in eight states in the United States. In 2020, we acquired the rights to the name “Bally’s” as part of our strategy to become the leading U.S. full-service sports betting/iGaming company with physical casinos and online gaming solutions united under a single, prominent brand. We took other key steps to build our iGaming and sports betting business in the past year, including entering into a strategic partnership with Sinclair Broadcast Group, Inc. to leverage the Bally’s brand and combine our sports betting technology with Sinclair’s expansive national footprint, which includes 188 local TV stations, 19 regional sports networks, the STIRR streaming service, the Tennis Channel and five stadium digital TV and internet sports networks. We also signed definitive agreements to acquire Bet.Works, a sports betting platform provider to operators in Colorado, New Jersey, Indiana and Iowa, and Monkey Knife Fight, the third-largest fantasy sports platform in North America. Earlier this year, we acquired SportsCaller, a leading B2B free-to-play (“FTP”) game provider.

Our properties have 625,700 square feet of gaming space, approximately 13,300 slot machines or VLTs, 457 gaming tables, 72 stadium gaming positions, 64 dining establishments, 33 bars, 3,342 hotel rooms and four entertainment venues.

We are a Delaware corporation with our global headquarters in Providence, Rhode Island.

Gamesys Combination

On April 13, 2021, we announced the terms of the Combination with Gamesys. Gamesys is a leading international online gaming operator that provides entertainment to a global consumer base. Gamesys currently offers bingo and casino games to its players using brands that include Jackpotjoy, Virgin Games, Botemania, Vera&John, Heart Bingo, Megaways, Rainbow Riches Casino and Monopoly Casino, and focuses on building its diverse portfolio of distinctive and recognizable brands that deliver best-in-class player experience and gaming content. Under the terms of the Combination, Gamesys shareholders would have the option to receive, for each share of Gamesys, 1,850 pence in cash or shares of our common stock (at an exchange ratio of 0.343 for each Gamesys share) or a combination of both. Certain of Gamesys’ current shareholders holding 25.6% of Gamesys’ shares have agreed to receive shares of our common stock in the Combination. The maximum cash consideration payable to Gamesys shareholders, if only the former Gamesys founders and Gamesys executives elect to receive shares of our common stock, would be £1.6 billion.

In order to be effective, among other things, the transaction must be approved by a majority of the Gamesys shareholders who are present and voting, whether in person or by proxy, at a court meeting and who represent 75% or more in value of the votes cast at the Court Meeting. Additionally, a special resolution implementing the transaction must be passed by Gamesys shareholders representing at least 75% of votes cast at a general meeting. The Combination is also conditioned upon our shareholders approving our issuance of common stock to Gamesys shareholders, as well as regulatory approvals and other customary closing conditions.

Strategic Rationale for Combination

We believe that the online gambling and sports betting sector in the U.S. continues to exhibit many characteristics that are structurally attractive with a steep anticipated growth trajectory as favorable regulatory progress throughout the U.S. leads to the opening of new sports betting and iGaming markets. This opportunity is reflected in industry analysts estimating a potential total addressable market size in excess of $45 billion. Bally’s and Gamesys believe that having a combination of both proven, developed technology and land-based platforms across key U.S. states, with global brands, existing customer bases and complementary product offerings will be key to taking advantage of these growth opportunities.

Financing for the Combination

We have obtained a binding commitment pursuant to a commitment letter and an interim facilities agreement from Deutsche Bank AG, London Branch, Goldman Sachs USA and Barclays Bank PLC and other banks (the “Lenders”) to provide fully committed bridge term loan facilities up to £1,435.0 million €336.0 million (collectively, the “Bridge Commitment”) to fund the Combination. The availability of the borrowings under the commitment letter (or if the commitments under the commitment letter are not funded on the closing date, the interim facilities agreement) is subject to the satisfaction of certain customary conditions for the financing of an acquisition of an English public company Borrowings will be used to pay the fees, costs and expenses in connection with this facility and then to partially fund the cash portion of the purchase price of the Combination. On April 20, 2021, we announced the completion of an underwritten public offering of common stock. We issued a total of 12.65 million shares of common stock in the offering. On April 20, 2021, we escrowed £485.46 million of the net proceeds of the offering (including from the warrant issuance described below), reducing the Bridge Commitment by that amount.

In order to manage the risk of appreciation of the GBP denominated purchase price the Company has entered into foreign exchange forward contracts.

On April 13, 2021, GLPI irrevocably committed to purchase shares of the Company’s common stock or, subject to regulatory requirements, warrants, with a value of up to $500.0 million (the “GLPI Commitment”), at a price per share based on volume-weighted average price determined over a period of time prior to issuance. We may use the proceeds to fund a portion of the aggregate cash consideration for the Combination, acquisition costs and fees and expenses incurred related to the Combination, or to refinance the existing indebtedness of Gamesys. To the extent GLPI incurs debt under its revolving credit facilities to fund the GLPI Commitment, we will reimburse GLPI for GLPI’s out-of-pocket cash interest paid on such borrowings for up to 18 months after funding. Proceeds from any capital raise placed in escrow for use in connection with the Combination in excess of $850 million reduces the GLPI Commitment on a dollar-for-dollar basis. At GLPI’s election, rather than issuing Bally’s common shares, funding under the GLPI Commitment will be deemed to be a prepayment on sale-leaseback transactions with respect to one or more designated properties. Unless otherwise agreed by the parties, (1) the rent payable by Bally’s under each sale-leaseback transactions would be 50% of the relevant property’s trailing 12-month consolidated EBITDA, adjusted as may be agreed by the parties and (2) the real estate purchase price will be 12.5x the rent payable in clause (1), less an amount to reflect the interim funding costs of GLPI.

On April 20, 2021, we issued to affiliates Sinclair a warrant to purchase 909,090 common shares for an aggregate purchase price of $50 million, the same price per share as the public offering price in Bally’s common stock public offering ($55.00 per share).

In lieu of or in addition to the Bridge Commitment and the GLPI Commitment, we may pursue one or more offerings of private placements of debt or equity securities, sale and leaseback transactions and/or bank financings, in each case, to finance the Combination (including the refinancing of existing indebtedness of Gamesys) and/or refinance our existing credit facilities and senior unsecured notes.

2021 Acquisition Update

We seek to continue to grow our business by actively pursuing the acquisition and development of new gaming opportunities and reinvesting in our existing operations. We believe that interactive gaming, including mobile sports betting and iGaming represent a significant strategic opportunity for our future growth. In addition, we seek to increase revenues at our brick and mortar casinos through enhancing the guest experience by providing popular games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service. We believe that our recent and pending acquisitions have expanded and will, in the case of the pending acquisitions, further expand both our operating and digital/interactive footprints, provide us access to the potentially lucrative interactive mobile sports betting and iGaming markets, and diversify us from a financial standpoint, while continuing to mitigate our susceptibility to regional economic downturns, idiosyncratic regulatory changes and increases in regional competition.
•SportCaller - On February 5, 2021, we acquired SportCaller, one of the leading B2B FTP game providers for sports betting and media companies across North America, the UK, Europe, Asia, Australia, LATAM and Africa, for $24.0 million in cash and 221,391 shares of our common stock (valued at approximately $12.0 million), subject to adjustment, and up to $12.0 million in value of additional shares if SportCaller meets certain post-closing performance targets (calculated based on a $USD to Euro exchange ratio of 0.8334).

•Monkey Knife Fight - On March 23, 2021, we acquired MKF for (1) immediately exercisable penny warrants to purchase up to 984,446 Bally’s common shares (subject to adjustment) at closing and (2) contingent penny warrants to purchase up to 787,557 additional Bally’s common shares half of which are issuable on each of the first and second anniversary of closing. The total value of the warrants at signing was $90.0 million.
•MontBleu - On April 6, 2021, we acquired MontBleu Resort Casino & Spa operations in Lake Tahoe, Nevada for $15.0 million, from Caesars, subject to required regulatory approvals and satisfaction of other customary closing conditions.
•Tropicana Las Vegas - On April 13, 2021, we agreed to purchase the Tropicana Las Vegas Hotel and Casino in Las Vegas, Nevada from GLPI valued at approximately $300.0 million. The purchase price for the Tropicana property’s non-land assets is $150 million. In addition, we agreed to lease the land underlying the Tropicana property from GLPI for an initial term of 50 years at annual rent of $10.5 million, subject to increase over time. We will also will enter into a sale-and-leaseback with GLPI relating to our Black Hawk Casinos properties and the Jumer’s property for a cash purchase price of $150 million payable by GLPI. The lease will have initial annual fixed rent of $12.0 million, subject to increase over time.

Operating Structure

As of March 31, 2021, the Company had seven operating segments; Rhode Island, Mid-Atlantic, Southeast, West, SportCaller, MKF, and Mile High USA. Beginning in the third quarter of 2020, we changed our management structure to better align with our strategic growth initiatives in light of recent and pending acquisitions, which resulted in the re-alignment of our operating and reportable segments. For purposes of financial reporting, our four reportable segments include the following properties:
•Rhode Island - includes Twin River Casino Hotel and Tiverton Casino Hotel
•Mid-Atlantic - includes Dover Downs and Bally’s Atlantic City
•Southeast - includes Hard Rock Biloxi, Casino Vicksburg and Shreveport
•West - includes Casino KC and the Black Hawk Casinos

As of March 31, 2021, the Company has reported the immaterial operating segments of Mile High USA, SportCaller, and MKF, and shared services provided by Twin River Management Group (our management subsidiary), in the “Other” category. The Company is expecting to create a new Bally's Interactive division, which will include SportCaller, Monkey Knife Fight, Bet.Works and Gamesys and will be evaluated for segment reporting considerations upon the close of pending acquisitions.

The Company is currently evaluating the impact that our pending casino acquisitions and developments will have on our operating and reporting segments. It is expected that MontBleu will be reported with the West, but no determination has been made for Tropicana Evansville, Jumer’s, the Centre City, Pennsylvania development project (explained below) or Tropicana Las Vegas.

Strategic Partnership - Sinclair Broadcast Group

Our agreements with Sinclair provide for a long-term strategic partnership for 10 years that combines our vertically integrated, proprietary sports betting technology and expansive market access footprint with Sinclair’s premier portfolio of local broadcast stations and live regional sports networks (“RSNs”), STIRR streaming service, its popular Tennis Channel, and digital and over-the-air television network Stadium. Bally’s and Sinclair will partner to create unrivaled sports gamification content on a national scale, positioning Bally’s as a leading omni-channel gaming company with physical casinos and online sports betting and iGaming solutions united under a single brand.

Commencing April 1, 2021, Sinclair rebranded its 19 RSNs to Bally Sports.

On April 12, 2021, we announced that we had entered into a memorandum of understanding with Sinclair to work collectively to facilitate the production and broadcast of Bally’s produced content during non-game windows. Together, we will also explore opportunities to include Bally’s programming in Sinclair-owned media platforms and affiliates other than the Bally Sports RSNs, which may include Sinclair's Tennis Channel and Stadium assets.

Proposed Partnership with IGT in Rhode Island

On January 30, 2020, we announced an agreement in principle to form a joint venture with International Gaming Technology PLC (“IGT”) to become a licensed technology provider and supply the State of Rhode Island with all VLTs at both Twin River Casino Hotel and Tiverton Casino Hotel for a 20-year period starting July 1, 2022. IGT would own 60% of the joint venture. In addition, our master contract with Rhode Island would be extended on existing terms until June 30, 2043, and we would commit to investing $100 million in Rhode Island over this extended term, including an expansion and the addition of new amenities at Twin River Casino Hotel. This proposed agreement requires the Rhode Island State Legislature to enact legislation for the state to enter into or amend contracts with us. The agreement in principle would also result in changes to our Regulatory Agreement in Rhode Island, including an increase in the ratios applicable to us and greater flexibility to complete sale-leaseback transactions. In May 2020, the legislation was amended to strengthen our agreement with the State of Rhode Island and IGT and its expected to be adopted late in the second quarter of 2021, although there can be no assurance of this.

COVID-19 Pandemic

The COVID-19 pandemic has significantly impacted, and is likely to continue to impact, our business in a material manner. As of March 16, 2020 all of our properties at the time were temporarily closed as a result of the COVID-19 pandemic. Our properties began to reopen in mid-2020 in some capacity and remained open for the rest of 2020, with the exception of Twin River Casino Hotel and Tiverton Casino Hotel which closed again from November 29, 2020 through December 20, 2020. All of our properties have reopened with varying restrictions based on state mandates. Our revenues have begun to recover due to the recent increase in consumer confidence, reduction in travel restrictions, and faster than anticipated vaccine roll-out, and our operations are increasingly operating with less and less restrictions.
While we are working closely with government officials on operational aspects of our re-opened properties and our desire to get additional amenities online, we cannot predict the duration of any limitations the government or we may impose on our operations. Continuing restrictions on our operations, the economic uncertainty that COVID-19 continues to cause and the personal risk tolerances of our customers have caused, and may continue to cause, our business to be negatively impacted. In light of the foregoing, we are unable to determine when, or if, all our properties will return to pre-pandemic demand.

Key Performance Indicator

The main key performance indicator used in managing our business is adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), a non-GAAP measure. Adjusted EBITDA is defined as earnings for the Company, or where noted our reporting segments, before, in each case, interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating income, acquisition, integration and restructuring expense, share-based compensation, and certain other gains or losses as well as, when presented for our reporting segments, an adjustment related to the allocation of corporate cost among segments.

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

First Quarter 2021 Results

We reported revenue and income from operations of $192.3 million and $29.5 million, respectively, for the three months ended March 31, 2021, compared to revenue and loss from operations of $109.1 million and $3.2 million, respectively, for the same period last year. The first quarter of 2021 continued to be negatively affected by the COVID-19 pandemic and the restrictions on our properties. In the prior year, our properties were closed from mid-March into June 2020.

Other notable factors affecting our results for the three months ended March 31, 2021 compared to the prior year comparable period are as follows:

•Revenue increased 76.2% to $192.3 million driven by $78.6 million of aggregate revenue from prior year acquisitions including Casino KC and Casino Vicksburg ($27.4 million), Bally’s Atlantic City ($25.7 million) and Shreveport ($25.5 million);
•Gain from insurance recoveries, net of losses of $10.7 million primarily attributable to insurance proceeds received due to the effects of Hurricane Zeta in the fourth quarter of 2020 at Hard Rock Biloxi
•Strong operational efficiencies which positively impacted margins, a continued a trend noted since re-opening from the pandemic. Income from operations increased $32.6 million, or 1,030.1%, $29.5 million with operating margin increasing 1823 bps to 15.33%; and
•Interest expense, net of interest income, increased $9.3 million to $20.8 million due to debt obligations outstanding in each respective period coupled with timing and differences in interest rates.

Results of Operations

The following table presents, for the periods indicated, certain revenue and income items:

	Three Months Ended March 31,
(In millions)	2021	2020
Total revenue	$192.3	$109.1
Income (loss) from operations	29.5	(3.2)
Net loss	(10.7)	(8.9)

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2021	2020
Total revenue	100.0%	100.0%
Gaming, racing, hotel, food and beverage, retail, entertainment and other expenses	34.5%	40.4%
Advertising, general and administrative	41.9%	45.5%
Goodwill and asset impairment	—%	8.0%
Other operating costs and expenses	1.6%	0.8%
Depreciation and amortization	6.7%	8.2%
Total operating costs and expenses	84.7%	102.9%
Income (loss) from operations	15.3%	(2.9)%
Other income (expense)
Interest income	0.3%	0.1%
Interest expense	(10.8)%	(10.6)%
Change in value of naming rights liabilities	(14.3)%	—%
Other, net	1.4%	—%
Total other expense, net	(23.4)%	(10.4)%
Loss before provision for income taxes	(8.1)%	(13.3)%
Benefit for income taxes	(2.5)%	(5.2)%
Net loss	(5.6)%	(8.1)%
____________________________________________________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Performance

The following table sets forth certain financial information associated with results of operations for the three months ended March 31, 2021 and 2020. Non-gaming revenue includes hotel, food and beverage and other revenue. Non-gaming expenses include hotel, food and beverage and retail, entertainment and other expenses. All amounts are before any allocation of corporate costs.

(In thousands, except percentages)	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue:
Gaming and Racing revenue
Rhode Island	$44,580	$43,962	$618	1.4%
Mid-Atlantic	33,111	12,507	20,604	164.7%
Southeast	52,201	16,718	35,483	212.2%
West	24,033	3,788	20,245	534.5%
Other	1,353	1,818	(465)	(25.6)%
Total Gaming and Racing revenue	155,278	78,793	76,485	97.1%
Non-gaming revenue
Rhode Island	6,100	12,317	(6,217)	(50.5)%
Mid-Atlantic	15,243	8,579	6,664	77.7%
Southeast	12,374	8,764	3,610	41.2%
West	2,109	675	1,434	212.4%
Other	1,162	20	1,142	5,710.0%
Total Non-gaming revenue	36,988	30,355	6,633	21.9%
Total revenue	192,266	109,148	83,118	76.2%
Operating costs and expenses:
Gaming and Racing expenses
Rhode Island	$8,638	$11,257	$(2,619)	(23.3)%
Mid-Atlantic	11,842	4,633	7,209	155.6%
Southeast	17,189	6,517	10,672	163.8%
West	8,657	1,991	6,666	334.8%
Other	928	1,222	(294)	(24.1)%
Total Gaming and Racing expenses	47,254	25,620	21,634	84.4%
Non-gaming expenses
Rhode Island	2,661	7,460	(4,799)	(64.3)%
Mid-Atlantic	9,703	5,956	3,747	62.9%
Southeast	5,041	4,976	65	1.3%
West	1,224	105	1,119	1,065.7%
Other	526	1	525	52,500.0%
Total Non-gaming expenses	19,155	18,498	657	3.6%
Advertising, general and administrative
Rhode Island	15,405	19,023	(3,618)	(19.0)%
Mid-Atlantic	24,687	7,667	17,020	222.0%
Southeast	15,961	8,700	7,261	83.5%
West	7,135	1,997	5,138	257.3%
Other	17,311	12,222	5,089	41.6%
Total Advertising, general and administrative	80,499	49,609	30,890	62.3%
Margins:
Gaming and Racing expenses as a percentage of Gaming and Racing revenue	30%	33%		(3)%
Non-gaming expenses as a percentage of Non-gaming revenue	52%	61%		(9)%
Advertising, general and administrative as a percentage of Total revenue	42%	45%		(3)%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue

Revenue for the three months ended March 31, 2021 increased 76.2% to $192.3 million, from $109.1 million in the same period last year. Gaming and racing revenue increased $76.5 million, or 97.1%, to $155.3 million and non-gaming revenue increased $6.6 million, or 21.9%, to $37.0 million, both for the three months ended March 31, 2021 compared to the same period last year. The increase in revenue year-over-year was driven by revenue from acquisitions which closed in the second half of 2020, including Casino KC and Casino Vicksburg, acquired on July 1, 2020, Bally’s Atlantic City, acquired on November 18, 2020, and Shreveport acquired on December 23, 2020, which in the aggregate contributed $78.6 million to total revenue in the first quarter 2021. The Black Hawk Casinos, which were acquired on January 23, 2020, also contributed incremental revenue of $0.6 million in the first quarter 2021 compared to the same period last year. This increase was offset by the negative impact of continued COVID-19 related restrictions on our operations and service offerings as compared to the first quarter of the prior year, when our properties were shut-down on March 16, 2020 into June 2020.

Operating costs and expenses

Gaming and racing expenses for the three months ended March 31, 2021 increased $21.6 million, or 84.4%, to $47.3 million from $25.6 million in 2020. This increase was primarily attributable to the inclusion of Shreveport, Bally’s Atlantic City, Casino KC and Casino Vicksburg, all acquired in the second half of 2020, which contributed an aggregate $25.0 million of gaming and racing expenses during the three months ended March 31, 2021, partially offset by decreased gaming and racing expenses from our other properties due to the mandated shut-down of our facilities in mid-March of 2020 as of result of the COVID-19 pandemic.

Non-gaming expenses for the three months ended March 31, 2021 increased $0.7 million, or 3.6%, to $19.2 million from $18.5 million in the same period last year. This slight increase was primarily attributable to the inclusion of Bally’s Atlantic City, Shreveport, Casino KC and Casino Vicksburg, which were acquired in the second half of 2020 and contributed $9.3 million of non-gaming expenses for the three months ended March 31, 2021 offset by a reduction in non-gaming expenses at our other properties attributable to continued restrictions on operations and amenities as a result of the COVID-19 pandemic.

Advertising, general and administrative

Advertising, general and administrative expense for the three months ended March 31, 2021 increased $30.9 million, or 62.3%, to $80.5 million from $49.6 million in the same period last year. The increase in advertising, general and administrative expense year-over-year is primarily due to the additions of Bally’s Atlantic City, Shreveport, Casino KC and Casino Vicksburg, all acquired in the second half of 2020, which contributed $30.9 million of advertising, general and administrative expenses in the quarter.

Acquisition, integration and restructuring

We incurred $12.3 million of acquisition, integration and restructuring expense during the three months ended March 31, 2021, compared to $1.8 million in the same period last year. This increase was driven by $6.2 million of expenses incurred in the first quarter of 2021 attributable to our offer to acquire Gamesys on April 13, 2021, $2.8 million of costs related to the acquisitions of MKF and SportCaller and $1.2 million of costs related to our Richmond, VA development proposal, which we are no longer pursing at this time.

Other operating costs and expenses

During the three months ended March 31, 2021, the Company recorded Gain from insurance recoveries, net of losses of $10.7 million primarily attributable to insurance proceeds received due to the effects of Hurricane Zeta which made landfall in Louisiana shutting down our Hard Rock Biloxi property for three days during the fourth quarter of 2020. Additionally, during the three months ended March 31, 2021, we recorded rebranding expense of $0.9 million in connection with our corporate name change to Bally’s Corporation in November 2020. During the three months ended March 31, 2020, we recorded an impairment charge of $8.7 million as a result of an impairment analysis performed on goodwill and intangible assets acquired in connection with our acquisition of the Black Hawk Casinos due to current and expected future economic and market conditions surrounding the COVID-19 pandemic. Additionally, during the first quarter of 2020, we recorded a gain on insurance recoveries of $0.9 million related to proceeds received for a damaged roof at the Company’s Arapahoe Park racetrack.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2021 was $12.8 million, an increase of $3.8 million, or 42.4%, compared to the same period last year. The increase in depreciation and amortization is attributable to the addition of properties acquired in the second half of 2020, including Shreveport, Casino KC, Casino Vicksburg and Bally’s Atlantic City, as well as expenses from SportCaller, which contributed an aggregate $4.7 million of depreciation and amortization expense in the first quarter of 2021.

Income (loss) from operations

Income from operations was $29.5 million, or 15.33% as a percentage of total revenue, for the three months ended March 31, 2021 compared to a loss from operations of $3.2 million, or (2.90)% as a percentage of total revenue, in the same period last year. This increase in income from operations is due to the benefit from the acquisitions of Shreveport, Casino KC and Casino Vicksburg which contributed $14.0 million to income from operations. Additionally, we are now experiencing higher operating margins as a result of cost reduction efforts we made throughout 2020 in an effort to minimize variable costs and fixed property level costs and corporate expenses to protect our financial position in response to the COVID-19 pandemic.

Other income (expense)

Total other expense increased $33.6 million to $45.0 million for the first quarter of 2021 from other expense of $11.4 million in the same period last year. The increase in other expense was driven primarily by expense associated with the change in naming rights liability associated with our contracts with Sinclair Broadcast group of $27.4 million. Refer to Note 1 “General Information” for further information. Additionally, interest expense was $20.8 million for the first quarter of 2021, an increase of $9.3 million from $11.5 million in the same period last year, due to increased borrowings and higher interest rates year-over-year.

Benefit for income taxes

Benefit for income taxes for the three months ended March 31, 2021 decreased $0.8 million year-over-year. The effective tax rate for the quarter was 31.1% compared to 38.9% for the three months ended March 31, 2020. This decrease is primarily attributable to the removal of the favorable carryback rate available during 2020 as a result of the CARES Act, offset by less federal benefit on state taxes. In addition, there was a tax windfall on equity awards during the three months ended March 31, 2021 versus a tax shortfall during the three months ended March 31, 2020.

Net loss and net loss per share

Net loss for the three months ended March 31, 2021 was $10.7 million, or $0.30 per diluted share, compared to a net loss $8.9 million, or $0.28 per diluted share, for the three months ended March 31, 2020.

Adjusted EBITDA by Segment

Consolidated Adjusted EBITDA was $52.5 million for the three months ended March 31, 2021, up $30.4 million, or 137.9%, from $22.1 million in the same period last year. Adjusted EBITDA for the Southeast segment increased $21.1 million, or 398.9%, to $26.4 million from $5.3 million in the same period last year driven by the acquisitions of Shreveport and Casino Vicksburg in the second half of 2020. The West segment increased $8.8 million to $9.2 million from $0.4 million in the first quarter last year driven by the acquisition of Casino KC on July 1, 2020. Adjusted EBITDA for the Rhode Island increased $5.4 million, or 29.3%, to $24.0 million in the first quarter of 2021 mainly due to cost reduction efforts in the response to the COVID-19 pandemic. Adjusted EBITDA for the Mid-Atlantic segment decreased $0.7 million to $2.1 million in the first quarter of 2021 from $2.8 million in the same period last year as negative performance at Bally’s Atlantic City, which was acquired in late 2020 and typically loses money in winter months, more than offset year-over-year adjusted EBITDA increases at Dover Downs.

The following tables reconcile Adjusted EBITDA, a non-GAAP measure, to net income (loss), as derived from our financial statements (in thousands):

	Three Months Ended March 31, 2021
	Rhode Island	Mid-Atlantic	Southeast	West	Other	Total
Revenue	$50,680	$48,354	$64,575	$26,142	$2,515	$192,266

Net income (loss)	$12,738	$(1,469)	$22,934	$4,685	$(49,593)	$(10,705)
Interest expense, net of interest income	—	19	(8)	—	20,263	20,274
Provision (benefit) for income taxes	4,609	(815)	6,648	1,504	(16,776)	(4,830)
Depreciation and amortization	3,539	2,031	4,318	1,654	1,244	12,786
Non-operating income	—	—	—	—	(2,671)	(2,671)
Acquisition, integration and restructuring	—	—	—	—	12,258	12,258
Expansion and pre-opening expenses	603	—	—	—	—	603
Share-based compensation	—	—	—	—	4,483	4,483
Rebranding	—	—	—	—	913	913
Change in value of naming rights liabilities	—	—	—	—	27,406	27,406
Credit Agreement amendment expenses(1)	—	—	—	—	714	714
Gain from insurance recoveries, net of losses(2)	—	—	(10,676)	—	—	(10,676)
Bet.Works and Sinclair(3)	—	—	—	—	1,355	1,355
Sports and iGaming licensing(4)	—	—	—	—	386	386
Other(5)	—	—	—	29	150	179
Allocation of corporate costs	2,487	2,356	3,168	1,283	(9,294)	—
Adjusted EBITDA	$23,976	$2,122	$26,384	$9,155	$(9,162)	$52,475
__________________________________
(1) Credit Agreement amendment expenses include costs associated with amendments made to the Company’s Credit Agreement.
(2) Represents insurance recovery proceeds received offset by losses attributable to damage at Hard Rock Biloxi from Hurricane Zeta.
(3) Expenses incurred to establish the partnership with Sinclair and acquisition costs attributable to the Bet.Works acquisition.
(4) Represents costs incurred to apply for and obtain sports and iGaming licenses in various jurisdictions.
(5) Other includes the following items for the period (i) costs incurred in connection with the implementation of a new human resources information system, (ii) expenses incurred associated with the Rhode Island State Police investigation into a former tenant in the Lincoln property and a former employee of the Company, (iii) non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements), and (iv) expenses incurred associated with the campaign attempting to create an open bid process for the Rhode Island Lottery Contract.

	Three Months Ended March 31, 2020
	Rhode Island	Mid-Atlantic	Southeast	West	Other	Total
Revenue	$56,279	$21,086	$25,482	$4,463	$1,838	$109,148

Net income (loss)	$8,083	$205	$1,408	$(5,996)	$(12,578)	$(8,878)
Interest expense, net of interest income	(36)	41	(8)	—	11,376	11,373
Provision for income taxes	2,958	78	378	(2,976)	(6,102)	(5,664)
Depreciation and amortization	4,782	1,454	2,263	415	65	8,979
Acquisition, integration and restructuring	—	20	—	—	1,766	1,786
Goodwill and asset impairment	—	—	—	8,708	—	8,708
Share-based compensation	—	—	—	—	5,542	5,542
Professional and advisory fees associated with capital return program	—	—	—	—	(16)	(16)
Credit agreement amendment expenses(1)	—	—	—	—	239	239
Gain from insurance recoveries, net of losses(2)	—	—	—	—	(883)	(883)
Other(3)	—	—	—	—	875	875
Allocation of corporate costs	2,754	1,032	1,247	218	(5,251)	—
Adjusted EBITDA	$18,541	$2,830	$5,288	$369	$(4,967)	$22,061
__________________________________
(1) Credit Agreement amendment expenses include costs associated with amendments made to the Company’s Credit Agreement.
(2) Gain related to insurance recovery proceeds received for a damaged roof at the Company’s Arapahoe Park racetrack.
(3) Other includes the following non-recurring items for the period (i) expenses incurred associated with the Rhode Island State Police investigation into a tenant in the Lincoln property and a former employee of the Company, (ii) expenses incurred associated with the campaign attempting to create an open bid process for the Rhode Island Lottery Contract, and (iii) non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements), (iv) costs incurred in connection with the implementation of a new human resources information system

Critical Accounting Policies and Estimates

There were no material changes in critical accounting policies and estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to Item 7. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a complete list of our Critical Accounting Policies and Estimates.

Recent Accounting Pronouncements

Refer to Note 2. “Recently Adopted and Issued Accounting Pronouncements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that affect us.

Liquidity and Capital Resources

We are a holding company. Our ability to fund our obligations depends on existing cash on hand, cash flow from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources have been cash on hand, cash flow from operations, borrowings under our revolving credit facility and proceeds from the issuance of debt and equity securities.

Our strategy has been to maintain moderate leverage and substantial capital resources in order to take advantage of opportunities, to invest in our businesses and acquire properties at what we believe to be attractive valuations. As such, we continued to invest in our land-based casino business and began to build on our interactive/iGaming gaming business despite the COVID-19 pandemic.

An existing credit facility provides for up to $325 million of revolving credit borrowings, the undrawn balance of which was $250 million at March 31, 2021. Our weighted average cost of debt was 6.24% per annum for the 12 months ended March 31, 2021. Based on existing debt market conditions, we expect to be able to reduce the all-in cost of our debt through the refinancings we contemplate but there necessarily can be no assurance of this.

As of March 31, 2021, we had agreements to complete acquisitions with a total cash outlay, net of proceeds from expected sale lease back transactions of acquisitions, totaling $197.5 million. We expect that our current liquidity, cash flows from operations and borrowings under our credit facility will be sufficient to fund these commitments. Our investment and acquisition capacity was $331.7 million under our revolving credit facility as of March 31, 2021.

On April 13, 2021, we announced that we had reached an agreement to acquire Gamesys for a combination of cash and shares of our common stock Under the terms of the agreement, Gamesys shareholders will have the option to receive, for each share of Gamesys, 1,850 pence in cash or shares of our common stock (at an exchange ratio of 0.343 for each Gamesys share) or a combination of both. The transaction is conditioned on, among other things, the approval of our and Gamesys’ shareholders and regulatory approval. Certain of Gamesys’ current shareholders holding 25.6% of Gamesys’ shares have agreed to receive shares of our common stock in the transaction. If only these committed Gamesys holders elect to receive shares of our common stock, the maximum cash consideration payable to Gamesys shareholders would amount to approximately £1.6 billion. We arranged a $2.1 billion bridge loan facility as required by U.K. law to cover the maximum amount of cash payable in the transaction. We expect to refinance the bridge loan, as well as our and Gamesys’ existing debt, later this year depending on market conditions.

On April 20, 2021, we completed a public offering of 12,650,000 common shares at a price to the public of $55.00 per share and the sale of warrants to purchase 909,090 shares to affiliates of Sinclair Broadcast Group, Inc. at the same offering price. The net proceeds from the offering and the warrant sale, after deducting underwriting discounts and estimated expenses, were £485 million or $671 million. We expect to use these proceeds for the acquisition of Gamesys and, as such, we deposited the net proceeds into an escrow account and reduced the Gamesys bridge loan commitment by the same amount. These funds in escrow will be classified as restricted cash until we receive regulatory approvals.

We entered into foreign exchange contracts to hedge the risk of appreciation of the Gamesys’ GBP-denominated purchase price and the GBP- and Euro-denominated debt to be paid off at closing.

In addition to the capital required to complete the proposed acquisition of Gamesys, we expect that our primary capital requirements going forward will relate to the operation, maintenance and improvement of our properties we acquired and debt service, rent and acquisition payments. Our capital expenditure requirements are expected to moderately increase as a result of the properties acquired in the last 18 months. We have a $40 million planned redevelopment project for the Casino KC property we acquired in 2020 and we plan to invest $90 million in our Atlantic City property we acquired in 2020 over five-years. In addition, we signed an agreement to jointly design and build a new casino in Centre County, Pennsylvania, in which we are a 51% owner. We estimate the total cost of the project, including construction, licensing and sports betting/iGaming operations, at $120 million. We may also commence our expansion and other capital improvements at our Twin River Casino Hotel location related to our proposed partnership with IGT. We expect to use cash on hand and cash generated from operations to meet such obligations. For the three months ended March 31, 2021, capital expenditures were $15.3 million, compared to $3.0 million in the same period last year.

We expect that our current liquidity, cash flows from operations and borrowings under our credit facility will be sufficient to fund our operations, capital requirements and service our outstanding indebtedness for the next 12 months, including giving effect to our pending acquisitions. However, the COVID-19 pandemic has had, and is expected to continue to have, an adverse effect and caused, and may continue to cause, disruption in the financial markets. While we have undertaken efforts to mitigate the impacts of COVID-19 on our business and maintain liquidity, the extent of the ongoing and future effects of the COVID-19 pandemic on our business, results of operations and financial condition is uncertain and may adversely impact our liquidity in the future. In addition, our ability to access additional capital may also be adversely affected by restrictions on incurring additional indebtedness.

Cash Flows Summary

	Three Months Ended March 31,
(In thousands)	2021	2020
Net cash provided by operating activities	$25,870	$17,312
Net cash used in investing activities	(28,884)	(53,450)
Net cash provided by financing activities	31,861	212,227
Net change in cash and cash equivalents and restricted cash	28,847	176,089
Effect of foreign currency on cash and cash equivalents	69	—
Cash and cash equivalents and restricted cash, beginning of period	126,555	185,502
Cash and cash equivalents and restricted cash, end of period	$155,471	$361,591

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2021 was $25.9 million, compared to net cash provided by operating activities of $17.3 million for the three months ended March 31, 2020. This increase was primarily attributable to increased operating income from properties acquired during 2020.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $28.9 million, a decrease of $24.6 million compared to the three months ended March 31, 2020. The change was primarily driven by a reduction in cash paid for acquisitions year-over-year. In the first quarter of 2021, we paid $22.7 million for MKF and SportCaller compared to $50.5 million for the Black Hawk Casinos in the first quarter of 2020. Additionally, during the first quarter of 2021 we received $10.5 million of insurance proceeds due to damage from Hurricane Zeta at our Hard Rock Biloxi property in the first quarter of 2021, offset by a $12.3 million increase in capital expenditures compared to the same period last year.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $31.9 million compared to $212.2 million for the three months ended March 31, 2020. In the first quarter of 2021, we had $40.0 million of borrowings on our revolving credit facility offset by payments for financing fees of $5.8 million and $1.4 million of term loan repayments. In the first quarter of 2020 we had $250.0 million of borrowings on our revolving credit facility offset by $31.3 million spent on share repurchases and cash dividends paid of $3.2 million.

Working Capital

At March 31, 2021, our net working capital was $163.2 million compared to $145.8 million at December 31, 2020. The increase in net working capital of $17.4 million was primarily attributable to $40.0 million of proceeds received from the draw of our revolving credit facility which drove our cash and cash equivalents balance to $151.7 million as of March 31, 2021 from $123.4 million as of December 31, 2020, coupled with the timing of transactions in each respective period, as noted above.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from long-term variable-rate debt arrangements.

On April 16, 2021, a subsidiary of the Company entered into a foreign exchange contract to hedge the risk of appreciation of the GBP-denominated purchase price related to Gamesys pursuant to which such subsidiary can purchase approximately £900 million at a contracted exchange rate.

On April 16, 2021, a subsidiary of the Company entered into two foreign exchange contracts to hedge the risk of appreciation of both the GBP- and Euro-denominated debt held by Gamesys which would be paid off at closing of the Gamesys acquisition pursuant to which such subsidiary can purchase £200 million and €336 million, at a contracted exchange rate, respectively.

The total premium paid by the subsidiary of the Company on these contracts was $22.6 million.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, the Company completed its acquisitions of SportCaller on February 5, 2021 and Monkey Knife Fight on March 23, 2021, collectively (the “Acquired Companies”). See Note 4 “Acquisitions” included in Part I. Item 1 of this Quarterly Report on Form 10-Q for a discussion of the acquisitions and related financial data. The Company is currently in the process of integrating the Acquired Companies’ internal controls over financial reporting. Except for the inclusion of the Acquired Companies, there has been no change in our internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Other than those listed below, there have been no material changes to our risk factors contained in Part I. Item IA. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

In certain circumstances, we may not be able to invoke the transaction conditions and terminate the Combination, which could reduce the value of our common stock.

The UK Takeover Code provides that certain conditions may only be invoked where the circumstances underlying the failure of the condition are of material significance to us in the context of the Combination. Therefore, with the exceptions of certain antitrust conditions and certain conditions relating to (1) the approval of the transaction by Gamesys shareholders and the UK Court and (2) the approval of the issuance of Bally’s shares by our shareholders, we may be required to obtain agreement of the UK Takeover Panel that the circumstances giving rise to the right to invoke the condition were of material significance to us in the context of the Combination before we would be permitted to rely on that condition. If a material adverse change affecting Gamesys occurs and the UK Takeover Panel does not allow us to invoke a condition to cause the Combination not to proceed, the market price of our common stock may decline or our business or financial condition may be materially adversely affected and/or our business or financial condition may be adversely affected after the Combination.

Bally’s shareholders may experience future dilution as a result of future equity issuances.

In the future, we may sell additional shares to raise capital or acquire interests in other companies by using shares or a combination of cash and shares. Under the terms of the Combination, Gamesys shareholders have the option to receive, for each of their shares of Gamesys, 1,850 pence in cash or shares of our common stock or a combination of both. Certain of Gamesys’ current shareholders holding 25.6% of Gamesys’ shares have agreed to receive shares of our common stock in the Combination. In addition, pursuant to the GLPI Commitment Letter, GLPI has irrevocably committed to purchase shares of our common stock, or, subject to U.S. regulatory requirements, warrants, with a value of up to $500.0 million, at a price per share based on volume-weighted average price determined over a period of time prior to such issuance. In connection with our strategic partnership with Sinclair, we issued to Sinclair (1) an immediately exercisable warrant to purchase up to 4,915,726 shares of the Company at an exercise price of $0.01 per share, (2) a warrant to purchase up to a maximum of 3,279,337 additional shares of the Company at a price of $0.01 per share subject to the achievement of various performance metrics, and (3) an option to purchase up to 1,639,669 additional shares in four tranches with purchase prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing. In addition, in connection with the acquisition of Monkey Knife Fight and SportCaller and the pending acquisition of Bet.Works, we agreed to issue shares or warrants to purchase shares. Further, as of March 31, 2021, we have 660,411 shares that are reserved for issuance under our employee stock plans, which shares may be issued from time to time upon the vesting or exercise, as applicable, of various equity awards. Additionally, we may seek approval to increase the number of authorized common shares or authorization to create new series or classes of securities under our Amended and Restated Certificate of Incorporation, as amended. For example, our 2021 Proxy Statement includes, among other proposals, proposals to (1) approve an increase in the total number of our authorized common shares from 100,000,000 to 200,000,000; and (2) authorize 10,000,000 shares of preferred stock and to provide that our board of directors is authorized to prescribe the series and the number of the shares of each series of preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of the shares of each series of preferred stock. These events may dilute your ownership interest and have an adverse impact on the price of the shares. Furthermore, sales of a substantial amount of shares or any securities convertible into or exercisable or exchangeable for shares in the public market or the perception that these sales or conversions may occur, could reduce the market price of the shares. This could also impair our ability to raise additional capital through the sale of our securities. No prediction can be made as to the effect, if any, that future sales or issuance of shares or other equity or equity-linked securities will have on the trading price of shares.

The cash consideration subjects Bally’s to foreign exchange rate exposure.

Because the cash portion of the purchase price payable to the Gamesys shareholders in the Combination is payable in Pounds Sterling, while proceeds from any offerings and a majority of Bally’s revenues are denominated in U.S. dollars, Bally’s is subject to exchange rate exposure through the closing of the Combination. Bally’s has sought and may seek to mitigate its exposure to currency exchange rate fluctuations by hedging any material mismatch between revenues and obligations, but any such efforts may not be successful, in which case changes in the relative value of Pounds Sterling versus U.S. dollars could materially and adversely affect Bally’s financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no repurchases by the Company of its common stock for the quarter ended March 31, 2021.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.41*	Second Amendment to Employment Agreement, effective March 15, 2021, by and between Bally’s Corporation and Marc Crisafulli
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally's Corporation's Quarterly report on Form 10-Q for the quarter ended March 31, 2021, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 10, 2021.

BALLY’S CORPORATION

By:	/s/ STEPHEN H. CAPP
Stephen H. Capp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)