Form 10-Q
period 2021-06-30
Bally's Corp
filed 2021-08-09
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 30, 2021, the number of shares of the registrant’s $0.01 par value common stock outstanding was 44,591,127.

BALLY’S CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements
BALLY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$195,834	$123,445
Restricted cash	677,849	3,110
Accounts receivable, net	32,837	14,798
Inventory	12,190	9,296
Tax receivable	77,347	84,483
Prepaid expenses and other current assets	74,380	53,823
Total current assets	1,070,437	288,955
Property and equipment, net	766,694	749,029
Right of use assets, net	503,115	36,112
Goodwill	424,871	186,979
Intangible assets, net	983,424	663,395
Other assets	8,768	5,385
Total assets	$3,757,309	$1,929,855
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$5,750	$5,750
Current portion of lease liabilities	21,197	1,520
Accounts payable	30,904	15,869
Accrued liabilities	171,224	120,055
Total current liabilities	229,075	143,194
Long-term debt, net	1,328,394	1,094,105
Long-term portion of lease liabilities	506,822	62,025
Pension benefit obligations	8,515	9,215
Deferred tax liability	58,641	36,983
Naming rights liabilities	197,703	243,965
Contingent consideration payable	46,920	—
Other long-term liabilities	14,015	13,770
Total liabilities	2,390,085	1,603,257
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 shares authorized; 44,591,127 and 30,685,938 shares issued; 44,591,127 and 30,685,938 shares outstanding)	445	307
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,363,779	294,643
Treasury stock, at cost	—	—
Retained earnings	6,696	34,792
Accumulated other comprehensive loss	(3,696)	(3,144)
Total stockholders’ equity	1,367,224	326,598
Total liabilities and stockholders’ equity	$3,757,309	$1,929,855
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Gaming	$205,288	$23,767	$358,197	$99,603
Racing	2,202	176	4,571	3,133
Hotel	22,315	2,115	35,374	9,761
Food and beverage	23,382	1,670	38,882	16,986
Other	14,546	1,196	22,975	8,589
Total revenue	267,733	28,924	459,999	138,072

Operating (income) costs and expenses:
Gaming	61,680	9,871	106,885	33,084
Racing	1,670	789	3,719	3,196
Hotel	7,506	1,152	12,655	4,444
Food and beverage	17,004	2,659	29,213	15,935
Other	2,021	123	3,818	2,053
Advertising, general and administrative	101,211	23,989	181,710	73,598
Goodwill and asset impairment	4,675	(154)	4,675	8,554
Expansion and pre-opening	937	—	1,540	—
Acquisition, integration and restructuring	18,402	2,458	30,660	4,244
Gain from insurance recoveries, net of losses	(579)	(143)	(11,255)	(1,026)
Rebranding	382	—	1,295	—
Gain on sale-leaseback	(53,425)	—	(53,425)	—
Depreciation and amortization	25,717	9,143	38,503	18,122
Total operating (income) costs and expenses	187,201	49,887	349,993	162,204
Income (loss) from operations	80,532	(20,963)	110,006	(24,132)

Other income (expense):
Interest income	530	112	1,054	255
Interest expense, net of amounts capitalized	(21,829)	(15,222)	(42,627)	(26,738)
Change in value of naming rights liabilities	19,070	—	(8,336)	—
Gain on bargain purchases	24,114	—	24,114	—
Other, net	(6,494)	—	(3,823)	—
Total other income (expense), net	15,391	(15,110)	(29,618)	(26,483)

Income (loss) before provision for income taxes	95,923	(36,073)	80,388	(50,615)
Provision (benefit) for income taxes	26,981	(12,518)	22,151	(18,182)
Net income (loss)	$68,942	$(23,555)	$58,237	$(32,433)

Basic earnings (loss) per share	$1.43	$(0.77)	$1.39	$(1.05)
Weighted average common shares outstanding - basic	48,156	30,452	42,038	31,011
Diluted earnings (loss) per share	$1.40	$(0.77)	$1.37	$(1.05)
Weighted average common shares outstanding - diluted	49,102	30,452	42,374	31,011
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(unaudited)
(In thousands)

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Net income	$68,942	$58,237
Other comprehensive income (loss):
Foreign currency translation adjustment	$419	$(633)
Defined benefit pension plan reclassification adjustment(1)	41	81
Other comprehensive income (loss)	460	(552)
Total comprehensive income	$69,402	$57,685
________________________________________________
(1) Tax effect of reclassification adjustment was de minimis.

Note: Net loss equals comprehensive loss for the three and six months ended June 30, 2020.
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2020	30,685,938	$307	$294,643	$—	$34,792	$(3,144)	$326,598
Release of restricted stock	23,811	—	(990)	—	—	—	(990)
Share-based compensation	—	—	4,483	—	—	—	4,483
Stock options exercised	30,000	—	129	—	—	—	129
Penny warrants exercised	932,949	9	—	(9)	—	—	—
Reclassification of Sinclair options	—	—	59,724	—	—	—	59,724
Issuance of MKF penny warrants	—	—	64,694	—	—	—	64,694
Shares issued for purchase of SportCaller	221,391	2	11,774	—	—	—	11,776
Other comprehensive loss	—	—	—	—	—	(1,012)	(1,012)
Net loss	—	—	—	—	(10,705)	—	(10,705)
Balance as of March 31, 2021	31,894,089	$318	$434,457	$(9)	$24,087	$(4,156)	$454,697
Release of restricted stock	9,181	—	(205)	(116)	—	—	(321)
Share-based compensation	—	—	3,901	—	—	—	3,901
Retirement of treasury shares	—	(21)	(28,488)	114,842	(86,333)	—	—
Common stock offering	12,650,000	127	667,746	—	—	—	667,873
Sinclair shares exchanged for penny warrants	(2,086,908)	—	114,717	(114,717)	—	—	—
Sinclair issuance of penny warrants	—	—	50,000	—	—	—	50,000
Bally’s Interactive equity issuance	2,084,765	21	121,479	—	—	—	121,500
Stock options exercised	40,000	—	172	—	—	—	172
Other comprehensive income	—	—	—	—	—	460	460
Net income	—	—	—	—	68,942	—	68,942
Balance as of June 30, 2021	44,591,127	$445	$1,363,779	$—	$6,696	$(3,696)	$1,367,224

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2019	32,113,328	$412	$185,544	$(223,075)	$250,418	$(1,888)	$211,411
Release of restricted stock	131,131	1	(2,484)	—	—	—	(2,483)
Dividends and dividend equivalents - $0.10 per share	—	—	—	—	(3,174)	—	(3,174)
Share-based compensation	—	—	5,542	—	—	—	5,542
Retirement of treasury shares	—	(107)	(48,618)	254,416	(205,691)	—	—
Share repurchases	(1,649,768)	—	—	(31,341)	—	—	(31,341)
Cumulative effect adjustment upon adoption of ASU 2016-13	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(8,878)	—	(8,878)
Balance as of March 31, 2020	30,594,691	$306	$139,984	$—	$32,617	$(1,888)	$171,019
Release of restricted stock	24,427	—	(81)	—	—	—	(81)
Share-based compensation	—	—	2,127	—	—	—	2,127
Retirement of treasury shares	—	(2)	(733)	1,951	(1,216)	—	—
Share repurchases	(162,625)	—	—	(1,951)	—	—	(1,951)
Net loss	—	—	—	—	(23,555)	—	(23,555)
Balance as of June 30, 2020	30,456,493	$304	$141,297	$—	$7,846	$(1,888)	$147,559
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss )	$58,237	$(32,433)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,503	18,122
Amortization of operating lease right of use assets	2,409	517
Goodwill and asset impairment	4,675	8,554
Share-based compensation	8,384	7,669
Amortization of debt discount and debt issuance costs	3,144	1,974
Gain from insurance recoveries	(11,160)	—
Gain on sale-leaseback	(53,425)	—
Loss on assets and liabilities measured at fair value	15,069	—
Deferred income taxes	(2,525)	(3,221)
Change in value of naming rights liabilities	8,336	—
Change in contingent consideration payable	(11,703)	—
Gain on bargain purchases	(24,114)	—
Other operating activities	2,761	813
Changes in current operating assets and liabilities	(4,366)	(18,376)
Net cash provided by (used in) operating activities	34,225	(16,381)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(332,029)	(50,451)
Foreign exchange forward contract premiums	(22,592)	—
Capital expenditures	(35,785)	(5,448)
Insurance proceeds from hurricane damage	11,160	—
Other investing activities	(481)	—
Net cash used in investing activities	(379,727)	(55,899)
Cash flows from financing activities:
Issuance of common stock, net	667,872	—
Proceeds from sale-leaseback	144,000	—
Revolver borrowings	275,000	250,000
Revolver payments	(35,000)	(250,000)
Term loan proceeds, net of fees of $- and $13,820, respectively	—	261,180
Term loan repayments	(2,875)	(1,500)
Payment of financing fees	(5,840)	(1,117)
Share repurchases	—	(33,292)
Issuance of Sinclair penny warrants	50,000	—
Payment of shareholder dividends	—	(3,199)
Share redemption for tax withholdings - restricted stock	(1,311)	(2,564)
Stock options exercised	301	—
Net cash provided by financing activities	1,092,147	219,508
Effect of foreign currency on cash and cash equivalents	483	—
Net change in cash and cash equivalents and restricted cash	747,128	147,228
Cash and cash equivalents and restricted cash, beginning of period	126,555	185,502
Cash and cash equivalents and restricted cash, end of period	$873,683	$332,730
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$36,718	$23,402
Cash paid for income taxes, net of refunds	17,396	(165)
Non-cash investing and financing activities:
Unpaid property and equipment	$6,868	$177
Stock and equity instruments issued for acquisition of SportCaller and Monkey Knife Fight	197,968	—
Acquisitions in exchange for contingent liability	58,685	—
Deferred purchase price payable	14,071	—
Deposit applied to acquisition purchase price	4,000	—
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Bally’s Corporation (the “Company”, “Bally’s”) is a U.S. full-service sports betting/iGaming company with physical casinos and online gaming solutions united under a single, prominent brand. The Company, through its wholly owned subsidiary Twin River Management Group, Inc. (“TRMG”), owns and manages the following properties:

Property by Segment	Location	Type	Built/Acquired
East
Twin River Casino Hotel	Lincoln, Rhode Island	Casino and Hotel	2007
Tiverton Casino Hotel	Tiverton, Rhode Island	Casino and Hotel	2018
Dover Downs Hotel & Casino (“Dover Downs”)	Dover, Delaware	Casino, Hotel and Raceway	2019
Bally’s Atlantic City	Atlantic City, New Jersey	Casino and Hotel	2020
Tropicana Evansville	Evansville, Indiana	Casino and Hotel	2021
West
Hard Rock Hotel & Casino (“Hard Rock Biloxi”)	Biloxi, Mississippi	Casino and Resort	2014
Casino Vicksburg	Vicksburg, Mississippi	Casino and Hotel	2020
Bally’s Kansas City Casino (“Bally’s Kansas City”)	Kansas City, Missouri	Casino	2020
Bally’s Black Hawk (1)	Black Hawk, Colorado	Three Casinos	2020
Eldorado Resort Casino Shreveport (“Shreveport”)	Shreveport, Louisiana	Casino and Hotel	2020
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada	Casino and Resort	2021
Jumer’s Casino & Hotel (“Jumer’s”)	Rock Island, Illinois	Casino and Hotel	2021
__________________________________
Note - During the second quarter of 2021, the Company updated its reportable segments to better align with its strategic growth initiatives in light of recent and pending acquisitions. Refer to Note 16 “Segment Reporting” for further information.
(1) Includes the recently rebranded Bally’s Black Hawk North Casino (previously Mardi Gras Casino), Bally’s Black Hawk West Casino (previously Golden Gates Casino) and Bally’s Black Hawk East Casino (previously Golden Gulch Casino).

In addition to the properties noted above, the Company also owns the Arapahoe Park racetrack and 13 off-track betting licenses (“Mile High USA”) in Aurora, Colorado.

Under Bally’s Interactive division, the Company owns and manages Bally’s Interactive, formerly Bet.Works, a U.S. based sports betting platform provider, Horses Mouth Limited (“SportCaller”), a leading Business-to-Business (“B2B”) free-to-play game provider for sports betting and media companies across North America, the UK, Europe, Asia, Australia, LATAM and Africa, Monkey Knife Fight (“MKF”), a North American gaming platform and daily fantasy sports operator, and the Association of Volleyball Professionals (“AVP”), a premier professional beach volleyball organization and host of the longest-running domestic beach volleyball tour in the United States which was acquired July 12, 2021.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BALY.”

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Acquisition of Gamesys Group, Plc.

On April 13, 2021, the Company announced the terms of a recommended offer to acquire all of the issued and to be issued ordinary share capital of Gamesys for a mixture of cash and shares of Bally’s common stock (the “Acquisition”). Gamesys is a leading international online gaming operator that provides entertainment to a global consumer base. Gamesys currently offers bingo and casino games to its players using brands that include Jackpotjoy, Virgin Games, Botemania, Vera&John, Heart Bingo, Megaways, Rainbow Riches Casino and Monopoly Casino, and focuses on building its diverse portfolio of distinctive and recognizable brands that deliver best-in-class player experience and gaming content. Under the terms of the Acquisition, Gamesys shareholders would have the option to receive, for each share of Gamesys, 1,850 pence in cash or shares of Bally’s common stock (at an exchange ratio of 0.343 for each Gamesys share) or a combination of both. Certain of Gamesys’ current shareholders holding 25.6% of Gamesys’ shares have agreed to receive shares of Bally’s common stock in the Acquisition. The maximum cash consideration payable to Gamesys shareholders, if only the former Gamesys founders and Gamesys executives elect to receive shares of Bally’s common stock, would be £1.6 billion.

It is intended that the Acquisition will be effected by means of a scheme of arrangement between Gamesys and its shareholders and was subject to approval by both the shareholders of Gamesys and Bally’s which was received in separate meetings held on June 30, 2021. The Acquisition is conditioned upon regulatory approvals and other customary closing conditions and is expected to close in the fourth quarter of 2021.

In order to manage the risk of appreciation of the GBP denominated purchase price and Gamesys debt, and additional debt held by Gamesys in Euros, the Company has entered into foreign exchange forward contracts. See Note 6 “Derivative Instruments” for further information.

The Company currently expects to finance the Acquisition and to refinance its and Gamesys’ debt through a combination of cash on hand, net proceeds from Bally’s April 2021 common stock offering, the proceeds of borrowings under new bank credit facilities, as well as the issuance of new bonds. The proceeds of the bond issuance, as well as a portion of the proceeds of the common stock offering will be escrowed to satisfy U.K. legal requirements relating to the Acquisition. Upon closing of the Acquisition, the escrowed amounts will be released and the Company will assume the role of issuer under the newly issued bonds and certain of the Company’s subsidiaries will guarantee the newly issued bonds. If the Acquisition is not completed, the escrowed amounts will be released from escrow and applied to redeem the bonds and the remaining amounts will be returned to the Company.

COVID-19 Pandemic

The COVID-19 pandemic has significantly impacted the Company’s business in a material manner. As of March 16, 2020, all of the Company’s properties at the time were temporarily closed as a result of the COVID-19 pandemic. The Company’s properties began to reopen in mid-2020 in some capacity and remained open for the rest of 2020, with the exception of Twin River Casino Hotel and Tiverton Casino Hotel, each of which closed again from November 29, 2020 through December 20, 2020. As of June 30, 2021, the Company’s properties have returned to full capacity with minimal restrictions. Although the Company is experiencing positive trends as a result of the reopening of its properties, the COVID-19 pandemic is ongoing and future developments, which are uncertain and cannot be predicted at this time, could have a material negative impact on operations.

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The financial statements of our foreign subsidiary is translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in net income (loss).

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates.

Cash and Cash Equivalents and Restricted Cash

The Company considers all cash balances and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

As of June 30, 2021 and December 31, 2020, restricted cash was $677.8 million and $3.1 million, respectively. The balance at June 30, 2021 includes $667.9 million of cash proceeds from the equity issuances, noted above, and was classified as restricted for use in the Acquisition. In addition, restricted cash was comprised of video lottery terminal (“VLT”) and table games cash payable to the State of Rhode Island and certain cash accounts at other properties, which is unavailable for the Company’s use. The following table reconciles cash and restricted cash in the condensed consolidated balance sheets to the total shown on the condensed consolidated statements of cash flows.

	June 30,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$195,834	$123,445
Restricted cash	677,849	3,110
Total cash and cash equivalents and restricted cash	$873,683	$126,555

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Amounts due from Rhode Island and Delaware(1)	$11,417	$3,880
Gaming receivables	8,645	7,893
Non-gaming receivables	16,063	6,092
Accounts receivable	36,125	17,865
Less: Allowance for doubtful accounts	(3,288)	(3,067)
Accounts receivable, net	$32,837	$14,798
(1) Represents the Company’s share of VLT and table games revenue for Twin River Casino Hotel and Tiverton Casino Hotel due from the State of Rhode Island and from the State of Delaware for Dover Downs.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Gain from insurance recoveries, net of losses

Gain from insurance recoveries, net of losses relate to losses incurred resulting from storms impacting the Company’s properties, net of insurance recovery proceeds. During the three and six months ended June 30, 2021, the Company recorded gain from insurance recoveries, net of losses of $0.6 million and $11.3 million, respectively, primarily attributable to insurance proceeds received due to the effects of Hurricane Zeta, which made landfall in Louisiana shutting down the Company’s Hard Rock Biloxi property for three days during the fourth quarter of 2020. During the three and six months ended June 30, 2020, we recorded a gain on insurance recoveries of $0.1 million and $1.0 million, respectively, related to proceeds received for a damaged roof at the Company’s Arapahoe Park racetrack.

Long-lived Assets

The Company reviews its long-lived assets, other than goodwill and intangible assets not subject to amortization, for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is still under development, the analysis includes the remaining construction costs. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of an asset may not be recoverable, the potential impairment is measured based on a fair value discounted cash flow model. In connection with its rebranding initiatives, as decisions are made, it is possible that the Company could be required to record impairment charges which could be material. During the three months ended June 30, 2021, the Company recorded an impairment charge on certain of its intangible assets as a result of the Company’s rebranding. Refer to Note 5 “Goodwill and Intangible Assets” for further information.

Strategic Partnership - Sinclair Broadcast Group

On November 18, 2020, the Company and Sinclair Broadcast Group, Inc. (“Sinclair”) entered into a Framework Agreement (the “Sinclair Agreement”), which provides for a long-term strategic relationship between the Company and Sinclair combining Bally’s integrated, proprietary sports betting technology with Sinclair’s portfolio of local broadcast stations and live regional sports networks and its Tennis Channel, Stadium sports network and STIRR streaming service, whereby the Company received naming rights to the regional sports networks and certain integrations to network programming in exchange for annual fees paid in cash, the issuance of warrants and options, and an agreement to share in certain tax benefits resulting from the Sinclair Agreement with Sinclair (the “Tax Receivable Agreement”). The initial term of the Sinclair Agreement is ten years from April 1, 2021, which was the commencement date of the re-branded Sinclair regional sports networks, and can be renewed for one additional five-year term unless either the Company or Sinclair elect not to renew.

Naming Rights Intangible Asset - Under the terms of the Sinclair Agreement, the Company is required to pay annual naming rights fees to Sinclair for naming rights of the regional sports networks which escalate annually and total $88.0 million over the 10-year term of the agreement beginning April 1, 2021. The Company accounted for this transaction as an asset acquisition in accordance with the “Acquisition of Assets Rather Than a Business” subsections of Accounting Standards Codification (“ASC”) 805-50 using a cost accumulation model. The naming rights intangible asset represents the consideration transferred on the acquisition date comprised of the present value of annual naming rights fees, the fair value of the warrants and options and an estimate of the Tax Receivable Agreement payments, each explained below. The naming rights intangible asset was $333.6 million and $338.2 million as of June 30, 2021 and December 31, 2020, respectively. Amortization began on April 1, 2021, the commencement date of the re-branded Sinclair regional sports networks, and was $8.6 million for the three and six months ended June 30, 2021. Refer to Note 5 “Goodwill and Intangible Assets” for further information.

Naming Rights Fees - The present value of the annual naming rights fees was recorded as part of the cost of the naming rights intangible asset with a corresponding liability which will be accreted through interest expense over the life of the agreement. The total value of the liability as of June 30, 2021 and December 31, 2020 was $57.7 million and $56.6 million, respectively. The short-term portion of the liability, which was $2.0 million as of June 30, 2021 and December 31, 2020, is recorded within “Accrued liabilities” and the long-term portion of the liability, which was $55.7 million and $54.6 million as of June 30, 2021 and December 31 2010, respectively, is recorded within “Naming rights liabilities” in the condensed consolidated balance sheets. Accretion expense for the three and six months ended June 30, 2021 was $1.1 million and $2.1 million respectively, and was reported in “Interest expense, net of amounts capitalized” in the condensed consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Warrants and Options - The Company issued to Sinclair (i) an immediately exercisable warrant to purchase up to 4,915,726 shares of the Company at an exercise price of $0.01 per share (“the Penny Warrants”), (ii) a warrant to purchase up to a maximum of 3,279,337 additional shares of the Company at a price of $0.01 per share subject to the achievement of various performance metrics (the “Performance Warrants”), and (iii) an option to purchase up to 1,639,669 additional shares in four tranches with purchase prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing (the “Options”). The exercise and purchase prices and the number of shares issuable upon exercise of the warrants and options are subject to customary anti-dilution adjustments. The issuance pursuant to the warrants and options of shares in excess of 19.9% of the Company’s currently outstanding shares was subject to the approval of the Company’s stockholders in accordance with the rules of the New York Stock Exchange (“NYSE”), which was obtained on January 27, 2021.

Penny Warrants. The Penny Warrants were determined to be an equity classified instrument because they are indexed to the Company’s own stock and met the conditions to be classified in equity under ASC 815, Derivatives and Hedging, including sufficient available shares for the Company to settle the exercise of the warrants in shares. The fair value of the Penny Warrants approximates the fair value of the underlying shares and was $150.4 million on November 18, 2020 at issuance, and was recorded to “Additional paid-in-capital” in the condensed consolidated balance sheets, with an offset to the naming rights intangible asset.

Performance Warrants. The Performance Warrants are accounted for as a derivative liability because the underlying performance metrics represent an adjustment to the settlement amount that is not indexed to the Company’s own stock and thus equity classification is precluded under ASC 815. The fair value as of June 30, 2020 and December 31, 2020 was $94.9 million and $88.1 million, respectively, and is recorded within “Naming Rights liabilities” of the condensed consolidated balance sheets. Refer to Note 6 “Derivative Instruments” for further information.

Options. As of December 31, 2020, the Options were accounted for as a derivative liability because the Options could have been required to be settled in cash, outside the Company’s control, prior to formal stockholder approval. Upon stockholder approval on January 27, 2021, the Options met the criteria to be classified as equity, at which point, the Options were adjusted to fair value and reclassified from “Naming rights liabilities” to “Additional paid-in-capital” in the condensed consolidated balance sheet. Refer to Note 6 “Derivative Instruments” for further information.

The fair value of the Options as of December 31, 2020 was $58.2 million. Upon stockholder approval on January 27, 2021, the Options met the criteria to be classified as equity, at which point, the Options were adjusted to fair value and $59.7 million was reclassified from “Naming rights liabilities” to “Additional paid-in-capital” in the condensed consolidated balance sheet. The increase in fair value of the Options from December 31, 2020 through January 27, 2021 was $1.5 million and resulted in a mark to market loss in the first quarter of 2021, reported in “Change in value of naming rights liabilities” in the condensed consolidated statements of operations.

Tax Receivable Agreement - The Company is required to share 60% of the tax benefit the Company receives from the Penny Warrants, Options, Performance Warrants and payments under the Tax Receivable Agreement with Sinclair over the term of the agreement as tax benefit amounts are determined through the filing of the Company’s annual tax returns. Changes in estimate of the tax benefit to be realized and tax rates in effect at the time, among other changes, are treated as an adjustment to the naming rights intangible asset. As of June 30, 2021, the estimate of the Tax Receivable Agreement liability was $47.0 million, reflecting an increase of $4.0 million from the December 31, 2020 value of $43.0 million, and is included in “Naming rights liabilities” in the condensed consolidated balance sheets.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.    RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

Standards implemented

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments–Credit Losses (Topic 326)–Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard amends several aspects of the measurement of credit losses on financial instruments, including trade receivables. The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model and amends certain aspects of accounting for purchased financial assets with deterioration in credit quality since origination. Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets, based on historical experience, current conditions and forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses, to clarify that receivables arising from operating leases are not within the scope of ASC 326 and should instead, be accounted for in accordance with ASC 842, Leases. The standard is effective for annual and interim periods beginning after December 15, 2019. Adoption is through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (a modified-retrospective approach). The Company adopted this ASU in the first quarter of 2020 and recorded a $58,000 adjustment to retained earnings as of January 1, 2020.

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

Gaming revenue includes the share of VLT revenue for Twin River Casino Hotel and Tiverton Casino Hotel, in each case, as determined by each property’s respective master VLT contracts with the State of Rhode Island. Twin River Casino Hotel is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share of VLT revenue generated from units in excess of 3,002 units. Tiverton Casino Hotel is entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Twin River Casino Hotel. Gaming revenue also includes Twin River Casino Hotel’s and Tiverton Casino Hotel’s share of table games revenue. Twin River Casino Hotel and Tiverton Casino Hotel each were entitled to an 83.5% share of table games revenue generated as of June 30, 2021 and 2020. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming services on behalf of the State of Rhode Island.

Gaming revenue also includes Dover Downs’ share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Dover Downs is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of June 30, 2021 and 2020, Dover Downs was entitled to an approximately 42% share of VLT revenue and an 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis, which is the percentage share of VLT and table games revenue received, as the Company acts as an agent in operating the gaming services on behalf of the State of Delaware.

Gaming revenue also includes the casino revenue of Hard Rock Biloxi, Bally’s Black Hawk, beginning January 23, 2020, Bally’s Kansas City and Casino Vicksburg, beginning July 1, 2020, Bally’s Atlantic City, beginning November 18, 2020, Shreveport, beginning December 23, 2020, Bally’s Lake Tahoe, beginning April 6, 2021, Tropicana Evansville, beginning June 3, 2021, and Jumer’s, beginning June 14, 2021, which is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips outstanding and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of credits played, are charged to revenue as the amount of the progressive jackpots increase.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Hotel	$12,494	$1,162	$19,403	$5,748
Food and beverage	15,380	1,074	25,829	8,907
Other	1,459	32	2,410	1,806
	$29,333	$2,268	$47,642	$16,461
During 2020, the Company entered into several multi-year agreements with third-party operators for online sports betting and iGaming market access in the states of Colorado and New Jersey from which the Company has received or expects to receive one-time, up front market access fees in cash or equity securities (specific to one operator agreement) and certain other fees in cash generally based on a percentage of the gross gaming revenue generated by the operator, with certain annual minimum guarantees due to the Company. The one-time market access fees received have been recorded as deferred revenue and will be recognized as gaming revenue ratably over the respective contract terms, beginning with the commencement of operations of each respective agreement. The Company recognized commissions in certain states from online sports betting and iGaming which are included in gaming revenue for the six months ended June 30, 2021. Deferred revenue associated with third-party operators for online sports betting and iGaming market access was $5.7 million as of June 30, 2021 and is included in “Accrued liabilities” and “Other long-term liabilities” in the condensed consolidated balance sheets.
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

All other revenues, including B2B service revenue generated by the Bally’s Interactive operating segment, are recognized at the time the goods are sold or the service is provided.

Sales tax and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not included in revenue or operating expenses.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In the second quarter of 2021, the Company changed its reportable segments to better align with its strategic growth initiatives in light of recent and pending acquisitions. Refer to Note 16 “Segment Reporting” for further information. The following tables provide a disaggregation of revenue by segment:

(in thousands)	East	West	Other	Total
Three Months Ended June 30, 2021
Gaming	$100,477	$104,020	$791	$205,288
Racing	374	—	1,828	2,202
Hotel	11,238	11,077	—	22,315
Food and beverage	13,543	9,825	14	23,382
Other	6,817	2,948	4,781	14,546
Total revenue	$132,449	$127,870	$7,414	$267,733

Three Months Ended June 30, 2020
Gaming	$9,199	$14,568	$—	$23,767
Racing	(92)	—	268	176
Hotel	247	1,868	—	2,115
Food and beverage	369	1,301	—	1,670
Other	695	457	44	1,196
Total revenue	$10,418	$18,194	$312	$28,924

Six Months Ended June 30, 2021
Gaming	$177,152	$180,254	$791	$358,197
Racing	1,390	—	3,181	4,571
Hotel	17,930	17,444	—	35,374
Food and beverage	23,070	15,786	26	38,882
Other	11,941	5,103	5,931	22,975
Total revenue	$231,483	$218,587	$9,929	$459,999

Six Months Ended June 30, 2020
Gaming	$64,529	$35,074	$—	$99,603
Racing	1,047	—	2,086	3,133
Hotel	4,064	5,697	—	9,761
Food and beverage	11,295	5,691	—	16,986
Other	6,848	1,677	64	8,589
Total revenue	$87,783	$48,139	$2,150	$138,072
Revenue included in operations from SportCaller from the date of its acquisition, February 5, 2021, MKF from the date of its acquisition, March 23, 2021, and Bally’s Interactive from the date of its acquisition, May 28, 2021, each through June 30, 2021 are reported in “Other.” Revenue included in operations from Bally’s Lake Tahoe from the date of acquisition, April 6, 2021, and Jumer’s from the date of its acquisition, June 14, 2021, through June 30, 2021, are reported in “West.” Revenue included in operations from Tropicana Evansville from the date of its acquisition, June 3, 2021, through June 30, 2021, is reported in “East.” Refer to Note 4. “Acquisitions” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays, and amounts due from tracks and off track betting (“OTB”) locations. The Company’s receivables related to contracts with customers were $21.1 million and $12.0 million as of June 30, 2021 and December 31, 2020, respectively. The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, deposits made in advance for goods and services yet to be provided, and unpaid wagers. All of the contract liabilities are short-term in nature. Loyalty program incentives earned by customers are typically redeemed within one year from when they are earned and expire if a customer’s account is inactive for more than 12 months; therefore, the majority of these incentives outstanding at the end of a period will either be redeemed or expire within the next 12 months. Certain properties extended pre-COVID-19 tier statuses and/or extended earnings dates for tiered status programs. Additionally, certain properties temporarily suspended periodic purges of unused loyalty points. The Company’s contract liabilities related to loyalty programs were $22.0 million and $15.5 million as of June 30, 2021 and December 31, 2020, respectively, and are included as “Accrued liabilities” in the condensed consolidated balance sheets. The Company recognized $9.4 million and $0.3 million of revenue related to loyalty program redemptions for the three months ended June 30, 2021 and 2020, respectively, and $12.2 million and $2.4 million for the six months ended June 30, 2021 and 2020.

Advance deposits are typically for future banquet events and to reserve hotel rooms. These deposits are usually received weeks or months in advance of the event or hotel stay. The Company’s contract liabilities related to deposits from customers were $2.3 million and $1.0 million as of June 30, 2021 and December 31, 2020, respectively, and are included as “Accrued liabilities” in the condensed consolidated balance sheets.

Unpaid wagers include unpaid pari-mutuel tickets and unpaid sports bet tickets. Unpaid pari-mutuel tickets not claimed within 12 months by the customer who earned them are escheated to the state. The Company’s contract liabilities related to unpaid wagers were $4.4 million and $0.9 million as of June 30, 2021 and December 31, 2020, respectively, and are included as “Accrued liabilities” in the condensed consolidated balance sheets.

4.    ACQUISITIONS

Recent Acquisitions

The Company accounted for all of the following recent acquisitions as business combinations using the acquisition method with Bally’s as the accounting acquirer in accordance with ASC 805. Under this method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed of the acquiree based upon their estimated fair values at the acquisition date. The fair value of the identifiable intangible assets acquired are determined by using an income approach. Significant assumptions utilized in the income approach are based on company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The purchase price allocation for the acquisitions of Bally’s Atlantic City, Shreveport, Bally’s Lake Tahoe, Tropicana Evansville, Jumer’s, SportCaller, Monkey Knife Fight and Bally’s Interactive, are preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such finalizations will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible assets acquired and liabilities assumed.

The Company recorded transaction costs related to its recent and pending acquisitions of $18.4 million and $30.7 million during the three and six months ended June 30, 2021, respectively, and $2.5 million and $4.2 million during the three and six months ended June 30, 2020, respectively. These costs are included in “Acquisition, integration and restructuring” in the condensed consolidated statements of operations. Refer to Note 9 “Acquisition, Integration and Restructuring” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Bally’s Kansas City and Casino Vicksburg

On July 1, 2020, the Company completed its acquisition of the operations and real estate of Bally’s Kansas City and Casino Vicksburg from affiliates of Caesars Entertainment, Inc. (“Caesars”). The total consideration paid by the Company in connection with the acquisition was approximately $229.9 million, or $225.5 million net of cash acquired, excluding transaction costs.

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed as of July 1, 2020 in connection with the acquisitions:

	As of July 1, 2020
(in thousands)	Preliminary as of December 31, 2020	Year to Date Adjustments	Final as of June 30, 2021
Cash and cash equivalents	$4,362	$—	$4,362
Accounts receivable, net	582	—	582
Inventory	164	—	164
Prepaid expenses and other current assets	686	(256)	430
Property and equipment, net	60,865	—	60,865
Right of use asset	10,315	—	10,315
Intangible assets, net	138,160	—	138,160
Other assets	117	—	117
Goodwill	53,896	380	54,276
Accounts payable	(614)	—	(614)
Accrued liabilities	(3,912)	(236)	(4,148)
Lease liability	(34,452)	—	(34,452)
Other long-term liabilities	(306)	112	(194)
Total purchase price	$229,863	$—	$229,863

Revenue included in operations from Bally’s Kansas City and Casino Vicksburg for the three and six months ended June 30, 2021 was $33.1 million and $60.5 million, respectively. Net income included in operations from Bally’s Kansas City and Casino Vicksburg for the three and six months ended June 30, 2021 was $7.1 million and $12.6 million, respectively.

Bally’s Atlantic City

On November 18, 2020, the Company completed its acquisition of Bally’s Atlantic City from Caesars and paid cash of approximately $24.7 million at closing, or $16.1 million net of cash acquired, excluding transaction costs. The Company recorded a liability of $2.0 million related to a net working capital adjustment which was reflected in “Accrued liabilities” in the condensed consolidated balance sheets as of December 31, 2020. The amount was paid in full during the first quarter of 2021.

In connection with the approval of the Company’s interim gaming license in the state of New Jersey, the Company committed to the New Jersey Casino Control Commission to spend $90.0 million, increased to $100.0 million in the second quarter of 2021, in capital expenditures over a span of five years to refurbish and upgrade the property’s facilities and expand its amenities. In connection with this commitment, the Company reached an agreement with Caesars, whereby Caesars would reimburse the Company for $30.0 million of the capital expenditure commitment by December 31, 2021. This commitment was accounted for as a contingent consideration asset under ASC 805 and was recognized at its present value as of the acquisition date, which was determined to be $27.7 million, as it represents consideration due back from the seller in connection with a business combination, and is included in “Prepaid expenses and other assets” in the condensed consolidated balance sheets. This contingent consideration asset resulted in an adjusted purchase price of $(0.9) million.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Bally’s Atlantic City on November 18, 2020:

(in thousands)	Preliminary as of June 30, 2021
Cash and cash equivalents	$8,651
Accounts receivable, net	1,122
Inventory	721
Prepaid expenses and other current assets	1,402
Property and equipment, net	40,898
Intangible assets, net	1,120
Accounts payable	(3,131)
Accrued liabilities	(7,983)
Deferred income tax liabilities	(11,132)
Net assets acquired	31,668
Bargain purchase gain	(32,595)
Total purchase price	$(927)

The identifiable intangible assets recorded in connection with the closing of the Bally’s Atlantic City acquisition based on preliminary valuations include rated player relationships of $0.9 million and hotel and conference pre-bookings of $0.2 million, which are being amortized on a straight-line basis over estimated useful lives of approximately eight years and three years, respectively. The Company determined that the value of the intangible asset related to gaming licenses was de minimis, primarily due to the previously mentioned capital expenditure commitment required to obtain the licenses. The preliminary fair value of the identifiable intangible assets acquired was determined by using a cost approach and an income approach for the rater player relationships and pre-bookings, respectively.

Based on the preliminary purchase price allocation, the fair value of the assets acquired and liabilities assumed exceed the purchase price consideration and therefore, a bargain purchase gain of $32.6 million was recorded during the fourth quarter ended December 31, 2020. The Company believes that it was able to acquire the net assets of Bally’s Atlantic City for less than fair value as a result of a capital expenditure requirement imposed on the Company by the New Jersey Casino Control Commission, which would have been imposed on the seller had they not divested the property.

Revenue included in operations from Bally’s Atlantic City for the three and six months ended June 30, 2021 was $35.9 million and $61.6 million, respectively.

Eldorado Resort Casino Shreveport

On December 23, 2020, the Company completed its acquisition of Eldorado Resort Casino Shreveport in Shreveport, Louisiana (“Shreveport”) for a total purchase price of approximately $137.2 million. Cash paid by the Company at closing, net of $5.0 million of cash acquired and offset by a receivable of $0.8 million resulting from a networking capital adjustment, was $133.1 million, excluding transaction costs.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Shreveport on December 23, 2020. There were no purchase accounting adjustments recorded during the six months ended June 30, 2021.

(in thousands)	Preliminary as of June 30, 2021
Cash and cash equivalents	$4,980
Accounts receivable, net	1,936
Inventory	495
Prepaid expenses and other current assets	245
Property and equipment, net	125,822
Right of use assets	9,260
Intangible assets, net	58,140
Other assets	403
Accounts payable and Accrued liabilities	(6,138)
Lease liability	(14,540)
Deferred tax liability	(11,457)
Other long-term liabilities	(680)
Net assets acquired	168,466
Bargain purchase gain	(31,276)
Total purchase price	$137,190

Based on the preliminary purchase price allocation, the fair value of the assets acquired and liabilities assumed exceed the purchase price consideration and therefore, a bargain purchase gain of $31.3 million was recorded during the fourth quarter of 2020. The Company believes that it was able to acquire the net assets of Shreveport for less than fair value as a result of a distressed sale whereby Eldorado was required by the Federal Trade Commission to divest the Shreveport property prior to its merger with Caesars coupled with the timing of the agreement to purchase which was in the middle of COVID-19 related shutdowns of casinos in the United States.

Revenue included in operations from Shreveport for the three and six months ended June 30, 2021 was $36.4 million and $61.9 million, respectively. Net income included in operations from Shreveport for the three and six months ended June 30, 2021 was $7.6 million and $12.5 million, respectively.

Bally’s Lake Tahoe Casino Resort

On April 6, 2021, the Company acquired Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”), formally MontBleu Resort Casino & Spa, in Lake Tahoe, Nevada from Eldorado and certain of its affiliates for $14.2 million, payable one year from the closing date and subject to customary post-closing adjustments. The deferred purchase price is included within “Accrued liabilities” of the condensed consolidated balance sheet.

The identifiable intangible assets recorded in connection with the closing of the Bally’s Lake Tahoe acquisition based on preliminary valuations include gaming licenses of $5.2 million with an indefinite life and a tradename of $0.2 million, which is being amortized on a straight-line basis over its estimated useful life of approximately six months. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Bally’s Lake Tahoe on April 6, 2021:

(in thousands)	Preliminary as of June 30, 2021
Total current assets	$5,089
Property and equipment, net	6,361
Right of use assets, net	57,017
Intangible assets, net	5,430
Accounts payable and Accrued liabilities	(3,095)
Lease liability	(52,927)
Other long-term liabilities	(1,127)
Net assets acquired	16,748
Bargain purchase gain	(2,576)
Total purchase price	$14,172

Based on the preliminary purchase price allocation, the fair value of the assets acquired and liabilities assumed exceed the purchase price consideration and therefore, a bargain purchase gain of $2.6 million was recorded during the second quarter ended June 30, 2021. The original agreement to acquire Bally’s Lake Tahoe from Eldorado was made concurrently with the agreement of Shreveport and the Company believes that it was able to acquire Bally’s Lake Tahoe for less than fair value as a result of a distressed sale prior to Eldorado’s merger by Caesars, as noted above.

Revenue and net income included in operations from Bally’s Lake Tahoe for the three and six months ended June 30, 2021 was $9.7 million and $0.5 million, respectively.

Tropicana Evansville

On June 3, 2021, the Company completed the acquisition of the Tropicana Evansville casino operations from Caesars. The total purchase price was $139.2 million, subject to customary adjustments. Cash paid by the Company at closing, net of $9.4 million cash acquired and offset by a payable of $1.7 million resulting from a net working capital adjustment, was $128.1 million, excluding transaction costs.

In connection with the acquisition of the Tropicana Evansville casino operations, the Company entered into a sale-leaseback arrangement with an affiliate of Gaming & Leisure Properties, Inc. (“GLPI”) for the Dover Downs property. Refer to Note 11 “Leases” for further information.

The identifiable intangible assets recorded in connection with the closing of the Tropicana Evansville acquisition based on preliminary valuations include gaming licenses of $153.6 million with an indefinite life and rated player relationships of $0.6 million which is being amortized on a straight-line basis over an estimated useful life of approximately eight years. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Tropicana Evansville on June 3, 2021:

(in thousands)	Preliminary as of June 30, 2021
Cash and cash equivalents	$9,355
Accounts receivable, net	1,492
Inventory and Prepaid expenses and other current assets	1,212
Property and equipment, net	12,325
Right of use assets, net	285,772
Intangible assets, net	154,210
Other assets	468
Accounts payable and accrued liabilities	(10,568)
Lease liability	(285,772)
Deferred tax liability	(7,469)
Other long-term liabilities	(310)
Net assets acquired	160,715
Bargain purchase gain	(21,537)
Total purchase price	$139,178

Based on the preliminary purchase price allocation, the fair value of the assets acquired and liabilities assumed exceed the purchase price consideration and therefore, a bargain purchase gain of $21.5 million was recorded during the second quarter ended June 30, 2021. The Company believes it was able to acquire Tropicana Evansville for less than fair value as a result of a distressed sale prior to Eldorado’s merger with Caesars, as noted above.

Revenue and net income included in operations from Tropicana Evansville for the three and six months ended June 30, 2021 was $11.7 million and $0.8 million, respectively.

Jumer’s Casino & Hotel

On June 14, 2021, the Company completed its acquisition of Jumer’s in Rock Island, Illinois. Pursuant to the terms of the Equity Purchase Agreement, the Company has acquired all of the outstanding equity securities of The Rock Island Boatworks, Inc., for a purchase price of $119.2 million in cash, subject to customary post-closing adjustments. Cash paid by the Company at closing, net of $3.2 million cash acquired, the $4.0 million deposit paid in the third quarter of 2020 and offset by a receivable of $0.3 million resulting from a networking capital adjustment, was $112.3 million, excluding transaction costs.

The identifiable intangible assets recorded in connection with the closing of the Jumer’s acquisition based on preliminary valuations include gaming licenses of $30.3 million with an indefinite life and rated player relationships and a tradename of $0.7 million and $0.2 million, which are being amortized on a straight-line basis over their respective estimated useful lives of approximately 9 years and 4 months. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the Jumer’s acquisition on June 14, 2021:

(in thousands)	Preliminary as of June 30, 2021
Cash and cash equivalents	$3,241
Accounts receivable, net	2,855
Inventory and Prepaid expenses and other current assets	844
Property and equipment, net	73,135
Intangible assets, net	31,180
Goodwill	14,191
Total current liabilities	(6,244)
Total purchase price	$119,202

Revenue included in operations from Jumer’s for the three and six months ended June 30, 2021 was $2.3 million.

Interactive Acquisitions

SportCaller - On February 5, 2021, the Company acquired SportCaller for total consideration of $42.6 million including $24.0 million in cash, and 221,391 of the Company’s common shares at closing, pending adjustment, and up to $12.0 million in value of additional shares if SportCaller meets certain post-closing performance targets (calculated based on a $USD to Euro exchange ratio of 0.8334).

Monkey Knife Fight - On March 23, 2021, the Company acquired Fantasy Sports Shark, LLC d/b/a/ Monkey Knife Fight for total consideration of $118.6 million including (1) immediately exercisable penny warrants to purchase up to 984,446 of the Company’s common shares (subject to adjustment) at closing and (2) contingent penny warrants to purchase up to 787,557 additional Company common shares, half of which are issuable on each of the first and second anniversary of closing. The contingency relates to MKF’s continued operations in jurisdictions in which it operates at closing at future dates.

The Company paid cash of $22.8 million, net of cash acquired, for SportCaller and MKF. Total non-cash consideration transferred for SportCaller and MKF was $135.3 million, which included $58.7 million of the fair value of contingent consideration as of the SportCaller and MKF acquisition dates. Refer to Note 7 “Fair Value Measurements” for further information.

Bally’s Interactive - On May 28, 2021, the Company acquired Bally’s Interactive, formerly Bet.Works Corp., for approximately $71.6 million in cash and 2,084,765 of the Company’s common shares, subject in each case to customary adjustments. The shareholders of Bally’s Interactive will not transfer any shares of Company common stock received prior to June 1, 2022 and, for the following 12 months, may transfer only up to 1% of the Company’s common stock per every 90 days.

The identifiable intangible assets recorded in connection with the closing of SportCaller, MKF and Bally’s Interactive (collectively the “Bally’s Interactive Acquisitions”) are based on preliminary valuations and include customer relationships of $36.3 million, which are being amortized over their estimated useful lives of approximately three, five and ten years for Bally’s Interactive, SportCaller and MKF, respectively, developed software of $104.8 million, which is being amortized over their estimated useful lives of approximately ten, six and three years for Bally’s Interactive, SportCaller and MKF, respectively, and tradenames of $2.6 million, which are being amortized over their estimated useful lives of approximately ten and 15 years for SportCaller and MKF, respectively. Total goodwill recorded in connection with the Bally’s Interactive Acquisitions was $223.4 million.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the Bally’s Interactive Acquisitions:

(in thousands)	Preliminary as of June 30, 2021
Cash and cash equivalents	$5,530
Accounts receivable, net	1,652
Prepaid expenses and other current assets	1,618
Property and equipment, net	379
Intangible assets, net	143,715
Goodwill	223,390
Total current liabilities	(6,222)
Deferred tax liability	(15,805)
Total combined purchase price	$354,257

During the three months ended June 30, 2021, the Company recorded purchase accounting adjustments for MKF and SportCaller reducing intangible assets by $1.5 million and increasing goodwill by $1.4 million.

Revenue included in operations from the Bally’s Interactive Acquisitions from their respective dates of acquisition, each noted above, for the three and six months ended June 30, 2021 was $5.5 million and $6.6 million, respectively.

Other Interactive Acquisitions

On July 12, 2021, the Company acquired AVP, a premier professional beach volleyball organization and host of the longest-running domestic beach volleyball tour in the United States. This transaction will be accounted for as business combinations using the acquisition method with Bally’s as the accounting acquirer in accordance with ASC 805.

Supplemental Proforma Consolidated Information

The following table represents unaudited supplemental proforma consolidated revenue and net (loss) income based on Bally’s Lake Tahoe and Tropicana Evansville’s historical reporting periods as if the acquisitions had occurred as of January 1, 2020. The revenue, earnings and proforma effects of other acquisitions completed in 2021, which include Jumer’s and the Bally’s Interactive Acquisitions, are not material to results of operations, individually or in the aggregate:

	Three Months Ended	Six Months Ended
(in thousands, except per share data)	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$38,619	$529,577	$189,392
Net income (loss)	$(30,354)	$11,442	$(57,117)
Net income (loss) per share, basic	$(1.00)	$0.27	$(1.84)
Net income (loss) per share, diluted	$(1.00)	$0.27	$(1.84)

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Pending Acquisitions

Gamesys Acquisition

Refer to Note 1 “General Information” for further information of the Gamesys transaction.

Tropicana Las Vegas

On April 13, 2021, the Company agreed to purchase the Tropicana Las Vegas Hotel and Casino in Las Vegas, Nevada (“Tropicana Las Vegas”) from GLPI valued at approximately $300 million. The purchase price for the Tropicana property’s non-land assets is $150.0 million. In addition, the Company agreed to lease the land underlying the Tropicana property from GLPI for an initial term of 50 years at an annual rent of $10.5 million, subject to increases over time. The Company and GLPI will also enter into a sale-and-leaseback transaction relating to the Company’s Black Hawk Casinos properties and the Jumer’s property for a cash purchase price of $150.0 million payable by GLPI. The lease will have initial annual fixed rent of $12.0 million, subject to increase over time.

5.    GOODWILL AND INTANGIBLE ASSETS

The change in carrying value of goodwill by reportable segment for the six months ended June 30, 2021 and 2020 is as follows (in thousands):

	East	West	Other	Total
Goodwill as of December 31, 2020	$84,148	$102,831	$—	$186,979
Goodwill from current year business acquisitions	—	14,191	223,390	237,581
Effect of foreign exchange	—	—	(69)	(69)
Purchase accounting adjustments on prior year business acquisitions	—	380	—	380
Goodwill as of June 30, 2021	$84,148	$117,402	$223,321	$424,871

	East	West	Total
Goodwill as of December 31, 2019	$84,148	$48,934	$133,082
Goodwill from current year business acquisitions	—	5,254	5,254
Impairment charges	—	(5,254)	(5,254)
Goodwill as of June 30, 2020	$84,148	$48,934	$133,082
The change in intangible assets, net for the six months ended June 30, 2021 is as follows (in thousands):

Intangible assets, net as of December 31, 2020	$663,395
Intangible assets from current year business combinations	334,535
Change in Tax Receivable Agreement	4,024
Effect of foreign exchange	(457)
Impairment charges	(4,675)
Other	1,255
Less: Accumulated amortization	(14,653)
Intangible assets, net as of June 30, 2021	$983,424

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s identifiable intangible assets consist of the following:

	Weighted average remaining life (in years)	June 30, 2021
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Naming rights - Sinclair(1)	9.7	$342,265	$(8,648)	$333,617
Trade names	9.1	19,915	(16,248)	3,667
Hard Rock license	26.0	8,000	(1,697)	6,303
Player relationships	6.3	47,931	(7,721)	40,210
Developed technology	8.7	104,544	(2,593)	101,951
Other	3.5	2,200	(927)	1,273
Total amortizable intangible assets		524,855	(37,834)	487,021

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	476,209	$—	476,209
Bally’s trade name	Indefinite	18,981	—	18,981
Novelty game licenses	Indefinite	1,213	—	1,213
Total unamortizable intangible assets		496,403	—	496,403
Total intangible assets, net		$1,021,258	$(37,834)	$983,424
(1) Naming rights intangible asset in connection with Sinclair Agreement. Refer to Note 1 “General information” for further information. Amortization began on April 1, 2021, the commencement date of the re-branded Sinclair regional sports networks. There was no amortization expense for the year ended December 31, 2020.

	Weighted average remaining life (in years)	December 31, 2020
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Naming rights - Sinclair(2)	10.0	$338,241	$—	$338,241
Trade names	8.6	21,600	(16,475)	5,125
Hard Rock license	26.5	8,000	(1,576)	6,424
Player relationships	5.8	10,515	(5,483)	5,032
Other	3.7	1,950	(750)	1,200
Total amortizable intangible assets		380,306	(24,284)	356,022

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	287,108	—	287,108
Bally’s trade name	Indefinite	19,052	—	19,052
Novelty game licenses	Indefinite	1,213	—	1,213
Total unamortizable intangible assets		307,373	—	307,373
Total intangible assets, net		$687,679	$(24,284)	$663,395
(2) See note (1) above.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2021 Tradename Impairment

During the second quarter of 2021, the Company committed to rebrand a majority of its casino portfolio with the Bally’s tradename. In connection with this rebranding initiative, the Company determined it should complete an interim quantitative impairment test of its tradenames at Dover Downs and Bally’s Black Hawk, formerly the Black Hawk Casinos. As a result of the analysis, the Company recorded an impairment charge of $4.7 million during the second quarter ended June 30, 2021 which is recorded within “Goodwill and asset impairment” of the condensed consolidated statement of operations. Dover Downs and Bally’s Black Hawk are reported within the East and West reportable segments, respectively.

2020 Black Hawk Casinos Impairment

Late in the first quarter of 2020, as a result of the economic and market conditions surrounding the COVID-19 pandemic and the decline in stock price and market capitalization the Company experienced at the time, the Company determined that it was more likely than not that the carrying value of all of its reporting units exceeded these units’ respective fair values and performed an interim quantitative impairment test of goodwill. Based on this analysis, the Company determined that only the carrying value of its Black Hawk Casinos reporting unit exceeded its fair value by an amount that exceeded the assigned goodwill and indefinite lived intangibles as of the acquisition date. As a result, the Company recorded a total impairment charge of $8.6 million for the six months ended June 30, 2020, which is included in the “West” reportable segment, and was allocated between goodwill and intangible assets with charges of $5.3 million and $3.3 million, respectively. Refer to Note 4 “Acquisitions” for further information about the preliminary purchase price allocation and goodwill and intangible balance estimated as of the acquisition date.

6.    DERIVATIVE INSTRUMENTS

Foreign Exchange Forward Contracts

On April 16, 2021, a subsidiary of the Company entered into a foreign exchange forward contract to hedge the risk of appreciation of the GBP-denominated purchase price related to the Gamesys acquisition pursuant to which the subsidiary can purchase approximately £900 million at a contracted exchange rate.

On April 16, 2021, a subsidiary of the Company entered into two foreign exchange forward contracts to hedge the risk of appreciation of both the GBP-denominated and Euro-denominated debt held by Gamesys which would be paid off at closing of the Gamesys acquisition pursuant to which the subsidiary can purchase £200 million and €336 million, at contracted exchange rates, respectively.

To enter into these foreign exchange forward contracts, the Company paid total premiums to the contract counterparties of $22.6 million.

The Company’s foreign exchange forward contracts are not designated as hedging instruments under ASC 815. These derivative instruments are reported at fair value as an asset or liability in the condensed consolidated balance sheet. Gains (losses) recognized in earnings resulting from the change in fair value are reported within “Other, net” on the condensed consolidated statements of operations.

Sinclair Agreement

As noted in Note 1 “General Information,” on November 18, 2020, Bally’s entered into a long-term strategic relationship with Sinclair. The Sinclair Agreement provides for Performance Warrants and Options, the accounting for which is explained below.

Performance Warrants - The Performance Warrants are accounted for as a derivative liability because the underlying performance metrics represent an adjustment to the settlement amount that is not indexed to the Company’s own stock and thus equity classification is precluded under ASC 815. The Performance Warrants are expected to continue to be classified as liability awards with changes in fair value reported within “Change in value of naming rights liabilities” in the condensed consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Options - As of December 31, 2020, the Options were accounted for as a derivative liability because the Options could have been required to be settled in cash, outside the Company’s control, prior to formal stockholder approval. Upon stockholder approval on January 27, 2021, the Options met the criteria to be classified as equity, at which point, the Options were adjusted to fair value of $59.7 million and were reclassified from “Naming rights liabilities” to “Additional paid-in-capital” in the condensed consolidated balance sheet. The increase in fair value of the Options from $58.2 million as of December 31, 2020, through January 27, 2021 was $1.5 million and resulted in a mark to market loss in the first quarter of 2021, reported within “Change in value of naming rights liabilities” in the condensed consolidated statements of operations.

The fair values of derivative assets and liabilities not designated as hedging instruments as of June 30, 2021 and December 31, 2020 are as follows:

(in thousands)	Balance Sheet Location	June 30, 2021	December 31, 2020
Assets:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$7,819	$—
Total Assets		$7,819	$—
Liabilities:
Sinclair Performance Warrants	Naming rights liabilities	$94,929	$88,119
Sinclair Options	Naming rights liabilities	—	58,198
Total Liabilities		$94,929	$146,317

The gains (losses) recognized in the condensed consolidated statement of operations for derivatives not designated as hedging instruments during the three and six months ended June 30, 2021 are as follows:

	Condensed Consolidated Statements of Operations Location	June 30, 2021
(in thousands)		Three months ended	Six months ended
Foreign exchange forward contracts	Other, net	$(14,773)	$(14,773)
Sinclair Performance Warrants	Change in value of naming rights liabilities	19,070	(6,810)
Sinclair Options	Change in value of naming rights liabilities	—	(1,526)

There was no gain (loss) recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2020.

7.    FAIR VALUE MEASUREMENTS

The Company categorizes financial assets and liabilities based on the following fair value hierarchy:

Level 1: Observable inputs that reflect quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2: Inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly;
Level 3: Unobservable inputs in which little or no market data exists requiring an entity to develop its own assumptions.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$—	$7,819	$—
Other current assets	543	—	—
Total	$543	$7,819	$—
Liabilities:
Sinclair Performance Warrants	$—	$—	$94,929
Contingent consideration	—	—	46,920
Total	$—	$—	$141,849

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Sinclair Performance Warrants	$—	$—	$88,119
Sinclair Options	—	58,198	—
Total	$—	$58,198	$88,119

The Performance Warrants and acquisition related contingent consideration payable are Level 3 liabilities. A summary of the Level 3 activity is as follows:

( in thousands)	Performance Warrants	Contingent Consideration	Total
Beginning as of December 31, 2020	$88,119	$—	$88,119
Additions in the period (acquisition fair value)	—	58,623	58,623
Change in fair value	6,810	(11,703)	(4,893)
Ending as of June 30, 2021	$94,929	$46,920	$141,849

Foreign exchange forward contracts

The fair values of foreign exchange forward contract assets and liabilities are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

Sinclair Performance Warrants

Sinclair Performance Warrants are accounted for as a derivative instrument classified as a liability within Level 3 of the hierarchy as the warrants are not traded in active markets and are subject to certain assumptions and estimates made by management related to the probability of meeting performance milestones. These assumptions and the probability of meeting performance targets may have a significant impact on the value of the warrant. The Performance warrants are valued using an option pricing model, considering the Company’s estimated probabilities of achieving the performance milestones for each tranche. Inputs to this valuation approach include volatility of the Company’s common stock trading price, risk free interest rates, the Company’s common stock price as of the valuation date, and expected terms.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contingent Consideration

Contingent consideration related to acquisitions is recorded at fair value as a liability on the acquisition date and is remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. In connection with the acquisitions of SportCaller and MKF on February 5, 2021 and March 23, 2021, respectively, the Company recorded contingent consideration at fair value of $58.6 million as of the acquisition dates. After the acquisition dates and until the contingencies are resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets which are subject to management’s estimate and the Company’s stock price. These changes in fair value are recognized within “Other, net” of the condensed consolidated statements of operations. Refer to Note 4 “Acquisitions” for further information.

Sinclair Options

As noted in Note 6 “Derivative Instruments,” as of December 31, 2020, the Sinclair Options were accounted for as a derivative liability. The fair value was based on a Black-Scholes model using Level 2 inputs, including volatility rates, risk free rates, the Company’s common stock price and expected term. Upon stockholder approval on January 27, 2021, the Options met the criteria to be classified as equity.

Other current assets

The Company has agreements with certain third-party sports betting operators for online sports betting and related iGaming market access. Pursuant to one of these agreements, the Company has a present right to payment for a fixed number of equity securities in exchange for market access. The Company recorded these securities as a stock receivable at their fair value based on quoted prices in active markets and classified within Level 1 of the hierarchy with changes to fair value included within “Other, net” of the condensed consolidated statements of operations.
8.    ACCRUED LIABILITIES
As of June 30, 2021 and December 31, 2020, accrued liabilities consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Gaming liabilities	$42,209	$33,795
Compensation	26,429	21,708
Acquisition related liabilities and transaction services(1)	22,780	7,174
Property taxes	9,967	3,486
Bally’s trade name accrual, current portion	9,772	9,475
Insurance reserves	7,286	7,188
Purses due to horsemen	5,286	5,726
Legal	5,180	1,761
Interest payable	3,308	3,076
Other	39,007	26,666
Total accrued liabilities	$171,224	$120,055
__________________________________
(1) Includes the deferred purchase price payable for Bally’s Lake Tahoe of $14.2 million and net working capital accruals for certain recent acquisitions. Refer to Note 4 “Acquisitions” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.    ACQUISITION, INTEGRATION AND RESTRUCTURING

The following table reflects acquisition, integration and restructuring expenses the Company recorded during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Acquisition and integration costs:
Gamesys	$7,344	$—	$13,571	$—
Tropicana Evansville	6,059	—	6,092	—
SportCaller and MKF	834	—	3,674	—
Jumer’s Hotel & Casino	1,603	—	1,628	—
Richmond, Virginia(1)	724	—	1,877	—
Bally’s Atlantic City	196	931	1,142	1,520
Eldorado Resort Casino Shreveport	225	917	927	1,031
Bally’s Lake Tahoe	767	—	865	—
Bally’s Kansas City and Casino Vicksburg	140	424	107	862
Other(2)	510	186	777	811
Total	18,402	2,458	30,660	4,224
Restructuring expense	—	—	—	20
Total acquisition, integration and restructuring	$18,402	$2,458	$30,660	$4,244
(1) Costs associated with a proposal to develop a casino in the City of Richmond, Virginia, which the Company is no longer pursuing.
(2) Includes costs in connection with the development of a casino in Centre County, Pennsylvania in addition to the acquisitions of Tropicana Las Vegas, Bally’s Black Hawk, Dover Downs and other immaterial (pending and closed) acquisitions.

10.    LONG-TERM DEBT

As of June 30, 2021 and December 31, 2020, long-term debt consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Term Loan principal	$566,250	$569,125
Revolving Credit Facility	275,000	35,000
6.75% Senior Notes due 2027	525,000	525,000
Less: Unamortized original issue discount	(10,914)	(11,771)
Less: Unamortized deferred financing fees	(21,192)	(17,499)
Long-term debt, including current maturities	1,334,144	1,099,855
Less: Current portion of Term Loan and Revolving Credit Facility	(5,750)	(5,750)
Long-term debt, net	$1,328,394	$1,094,105

BALLY’S CORPORATION
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

Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs and subject to a floor of 0.00% and 0.75% for the Term Loan and Revolving Credit Facility, respectively, or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.50%, the prime rate as determined by the Agent, the one-month LIBOR rate plus 1.00%, and subject to a floor for borrowings under (x) the Term Loan Facility (other than the increased portion of the Term Loan Facility mentioned below), 1.00%, (y) the Revolving Credit Facility, 1.75% and (z) the increased portion of the Term Loan Facility, 2.00%, in each case plus an applicable margin. In the event that the LIBOR rate is no longer available or no longer used to determine the interest rate of loans, the Company and the Agent will amend the Credit Agreement to replace LIBOR with an alternate benchmark rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR and until such amendment has become effective, loans will be based on the base rate. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.50% commitment fee, in respect of commitments under the Revolving Credit Facility, which may be subject to one or more step-downs based on the Company’s total net leverage ratio. As of June 30, 2021, the interest rate for the Term Loan Facility was 2.90%.

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

On March 9, 2021, the Company amended its Credit Agreement to increase the borrowing limit under the Revolving Credit Facility to $325 million. Borrowings under the new incremental revolving facility are subject to the same terms and conditions of the existing Revolving Credit Facility under the Credit Agreement. As of June 30, 2021, there were $275.0 million of outstanding borrowings under the Revolving Credit Facility at an interest rate of 3.50%.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

May 2020 Term Loan

On May 11, 2020, the Company amended the Credit Facility to increase its Term Loan Facility by $275 million to $525 million. Borrowings under the increased portion of the Term Loan Facility will bear interest at LIBOR + 8.00% per annum with a 1.00% LIBOR floor through the May 10, 2026 maturity date. Following the amendment, the Company repaid the full $250 million outstanding under its Revolving Credit Facility. This new term loan satisfied the financing contingency in the purchase agreement to acquire Shreveport and Bally’s Lake Tahoe from affiliates of Eldorado Resorts, Inc. As of June 30, 2021, the interest rate for the increased portion of the Term Loan Facility was 9.00%.

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

There are no operations at Bally’s Corporation. Cash held as of June 30, 2021 was $0.1 million and was de minimis at December 31, 2020.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Financial Covenant Relief

On April 24, 2020 (the “April 2020 Amendment”), the Company and its lenders amended the financial covenants and certain other terms of the Company’s Credit Facility to provide financial covenant relief from the effects of the COVID-19 pandemic. Until May 15, 2021, which is the date on which the Company is required to deliver its compliance certificate and financial statements for the three months ending March 31, 2021 (the “Leverage Ratio Covenant Relief Period”) (unless the Company elects to terminate the covenant relief period earlier), the Company will not be required to comply with the maximum total net leverage ratio covenant applicable under the Credit Facility, but instead will be required to comply with a minimum liquidity covenant tested at the last day of each month during the Leverage Ratio Covenant Relief Period. Under the minimum liquidity requirement, the Company will be required to have unrestricted cash on hand at the end of each month in the following amounts: (1) $75.0 million at April 30, 2020 and May 31, 2020, (2) $65.0 million at June 30, 2020, (3) $55.0 million at July 31, 2020, and (4) $50.0 million at each month-end thereafter through March 31, 2021. The Company is not permitted to declare or pay dividends on its common stock or make other restricted payments (including repurchases of shares of its common stock), complete investments or acquisitions (other than those made solely with equity consideration, certain acquisitions previously announced or to which the required revolving lenders consent) during the Leverage Ratio Covenant Relief Period, and the interest rate on the Revolving Credit Facility borrowings is LIBOR + 2.75% during the Leverage Ratio Covenant Relief Period. Additionally, the amendment permanently changed the minimum LIBOR on revolver borrowings from 0.00% to 0.75%. The Company was in compliance with all debt covenants, as amended, as of June 30, 2021. Effective as of April 1, 2021, the required revolving lenders agreed to terminate the Leverage Ratio Covenant Relief Period early so the Company is no longer required to comply with the foregoing restrictions. In addition, as a result of the April 2020 Amendment, the maximum total net leverage ratio covenant the Company is required to comply with at any time that revolving loans, swing loans and letters of credit (excluding up to $2.5 million of letters of credit) exceed 30% of the total revolving commitments, was increased as follows: (i) for the fiscal quarter ending March 31, 2021, 6.25:1.00; (ii) for the fiscal quarter ending June 30, 2021, 6.00:1.00; (iii) for the fiscal quarter ending September 30, 2021, 5.75:1.00; (iv) for the fiscal quarter ending December 31, 2021, 5.50:1.00 and (v) for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter, 5.00:1.00.

Subsequent Events

On August 6, 2021, the Company obtained commitments, subject to satisfaction of customary closing conditions, for proposed senior secured credit facilities, by and among the Company, as borrower, the subsidiaries of the Company party thereto, as guarantors, the lenders party thereto from time to time (the “Lenders”) and Deutsche Bank AG, New York Branch, acting through one or more of its branches or affiliates, as administrative agent and collateral agent thereunder, pursuant to which the Lenders have agreed to extend to the Company an aggregate principal amount of senior secured credit facilities of up to $2.57 billion, consisting of up to (i) a $1.95 billion senior secured first lien term loan facility and (ii) a $620.0 million senior secured first lien revolving credit facility (the “New Credit Facilities”). The proceeds of the New Credit Facilities will be used to, among other things, refinance certain of the Company’s existing indebtedness, including the existing Credit Facility. The New Credit Facilities will contain, and any definitive financing documentation for the New Credit Facilities will contain, customary representations and warranties, events of default and covenants for transactions of this type.

On August 6, 2021, the Company’s subsidiaries, Premier Entertainment Sub, LLC and Premier Entertainment Finance Corp., entered into an agreement for the private placement of $1.50 billion in aggregate principal amount of senior notes in two separate series: $750.0 million in aggregate principal amount of senior notes due 2029 and $750.0 million in aggregate principal amount of senior notes due 2031. The offering is expected to close on or about August 20, 2021, subject to customary closing conditions. Certain of the net proceeds from the notes offering will be placed in escrow accounts with one of the banks that has committed to finance the Acquisition to retire a portion of the Bridge Commitment.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.    LEASES

GLPI Master Lease

In connection with the acquisition of Tropicana Evansville, an affiliate of GLPI has agreed to acquire the real estate associated with the Evansville Casino from the Seller for $340.0 million and lease it to the Company under a master lease agreement (the “Master Lease”). GLPI has also agreed to acquire the real estate associated with Dover Downs for $144.0 million and lease it back to the Company under the Master Lease. The Master Lease with GLPI has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $40.0 million, subject to escalation. The acquisition of Evansville and commencement of the Master Lease was June 4, 2021.

During the second quarter of 2021, the Company sold Dover Downs to GLPI and recorded a gain of $53.4 million representing the difference in the transaction price and the derecognition of assets. This gain is reflected as “Gain on sale-leaseback” in the condensed consolidated statements of operations.

As of June 30, 2021, the company recognized a lease liability and corresponding right of use asset of $117.3 million and $276.9 million related to Dover Downs and Tropicana Evansville, respectively. The leases will be accounted for as operating leases within the provisions of ASC 842 over the lease term or until a re-assessment event occurs.

Operating Leases

In addition to the operating lease components under the GLPI Master Lease, the Company is committed under various long-term operating lease agreements primarily related to submerged tidelands, property and equipment at Hard Rock Biloxi, Bally’s Kansas City, Shreveport, and Bally’s Lake Tahoe. These leases include various renewal options which are included in the lease term when the Company has determined it is reasonably certain of exercising the options. Certain of these leases include percentage rent payments based on property revenues and/or rent escalation provisions determined by increases in the consumer price index (“CPI”). These percentage rent and escalation provisions are treated as variable lease payments and recognized as lease expense in the period in which the obligation for those payments are incurred. Discount rates used to determine the present value of the lease payments are based on a credit-adjusted secured borrowing rate commensurate with the term of the lease.

In the second quarter of 2021, in connection with the acquisition of Bally’s Lake Tahoe, the Company assumed a lease for the real estate and land underlying the operations of the Bally’s Lake Tahoe facility. The original term of the lease expires on December 31, 2035, at which point the Company will have five options to renew the lease for additional periods of five years each. The renewal options have not been included in the calculation of the lease liability or right of use asset as the Company is not reasonably certain to exercise the options. The fixed rent due under the lease can escalate each year based on changes in CPI. Additionally, the Company is obligated to pay an annual percentage rent based on property net revenues.

Additionally, certain of the Company’s subsidiaries lease office space, parking space, memorabilia and equipment under agreements classified as operating leases that expire on various dates through 2027. Variable expenses generally represent the Company’s share of the landlord’s operating expenses, percentage rent and CPI increases. The Company does not have any leases classified as financing leases.

The Company had operating lease liabilities of approximately $528.0 million and $63.5 million as of June 30, 2021 and December 31, 2020, respectively, and right of use assets of approximately $503.1 million and $36.1 million as of June 30, 2021 and December 31, 2020, respectively, which were included in the condensed consolidated balance sheets.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following summarizes quantitative information about the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating leases:
Operating lease costs	$6,363	$551	$7,695	$1,100
Variable lease costs	780	12	918	24
Operating lease expense	7,143	563	8,613	1,124
Short-term lease expense	1,769	421	2,823	855
Total lease expense	$8,912	$984	$11,436	$1,979

Supplemental cash flow and other information for the three and six months ended June 30, 2021 and 2020, related to operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$5,328	$551	$6,137	$1,099
Right of use assets obtained in exchange for operating lease liabilities	$126,235	$—	$126,623	$116

	June 30, 2021	December 31, 2020
Weighted average remaining lease term	16.1 years	24.3 years
Weighted average discount rate	6.2%	7.3%

As of June 30, 2021, future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)	June 30, 2021
Remaining 2021	$27,146
2022	52,091
2023	52,060
2024	52,023
2025	51,802
Thereafter	611,459
Total	846,581
Less: present value discount	(318,562)
Operating lease liabilities	$528,019

Future operating lease payments as shown above include $108.1 million related to extension options that are reasonably certain of being exercised.

The Company also has leasing arrangements with third-party lessees at its properties. Leasing arrangements for which the Company acts as a lessor are not deemed material as of June 30, 2021 and December 31, 2020.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.    EQUITY PLANS

Equity Incentive Plans

The Company has three equity incentive plans: the 2010 BLB Worldwide Holdings, Inc. Stock Option Plan (the “2010 Option Plan”), the 2015 Stock Incentive Plan (“2015 Incentive Plan”) and the Bally’s Corporation 2021 Equity Incentive Plan (“2021 Incentive Plan”).

The 2010 Option Plan provided for options to acquire 2,455,368 shares of the Company’s common stock. Options granted to employees, officers and directors of the Company under the 2010 Option Plan vested on various schedules by individual as defined in the individual participants’ option agreements. Vested options can generally be exercised all or in part at any time until the tenth anniversary of the date of grant. Effective December 9, 2015, it was determined that no new awards would be granted under the 2010 Option Plan. During the three and six months ended June 30, 2021, there were 40,000 and 70,000 options exercised at a weighted average exercise price of $4.31 per share and an aggregate intrinsic value of $0.2 million and $0.3 million, respectively. As of June 30, 2021, there were 20,000 unexercised options outstanding.

The 2015 Incentive Plan provided for the grant of stock options, restricted stock award (“RSAs”), restricted share units (“RSUs”), performance share units (“PSUs”) and other stock-based awards (collectively, “restricted awards”) (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 2015 Incentive Plan authorized for the issuance of up to 1,700,000 shares of the Company’s common stock pursuant to grants of awards made under the plan. Effective May 18, 2021, no new awards will be granted under the 2015 Incentive Plan as a result of the new 2021 Incentive Plan being approved at the Company’s 2021 Annual Shareholder Meeting. The 2021 Incentive Plan provides for the grant of stock options, RSAs, RSUs, PSUs and other awards (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 4,250,000 shares of the Company’s common stock, decreased by the number of shares subject to awards granted under the 2015 Incentive Plan between December 31, 2020 and May 18, 2021, or 221,464 shares, plus any shares subject to awards granted under the 2021 Incentive Plan or the 2015 Incentive Plan that are added back to the share pool under the 2021 Incentive Plan pursuant to the plan’s share counting rules, are authorized for issuance under the 2021 Incentive Plan. During the six months ended June 30, 2021, the Company granted 498,990 restricted awards with an aggregate intrinsic value of $28.3 million to eligible employees, executive management and directors, of which 221,667 were granted under the 2015 Incentive Plan and 277,323 were granted under the 2021 Incentive Plan. As of June 30, 2021, 3,754,901 shares remain available for grant under the 2021 Incentive Plan, which includes shares added back to the share pool based on share counting rules.

Share-Based Compensation

The Company recognized total share-based compensation expense of $3.9 million and $8.4 million for the three and six months ended June 30, 2021, respectively, and $5.5 million and $7.7 million for the three and six months ended June 30, 2020, respectively. The total income tax benefit for share-based compensation arrangements was $1.1 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and $2.5 million and $2.9 million for the six months ended June 30, 2021 and 2020, respectively.

13.    BENEFIT PLANS

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Dover Downs Defined Benefit Pension Plan

The net periodic benefit (income) cost and other changes in plan assets and benefit obligations, excluding service cost, is set forth in the table below for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Service cost	$—	$—	$—	$—
Interest cost	224	223	448	446
Expected return on plan assets	(357)	(357)	(714)	(714)
Net periodic benefit income	$(133)	$(134)	$(266)	$(268)

Contributions

Minimum pension contributions of $0.5 million are required to be made to the Dover Downs Pension Plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in 2021. The Company expects to contribute approximately $0.7 million in 2021. The Company contributed $0.2 million to the Dover Downs Pension Plan during the three and six months ended June 30, 2021. In 2020, under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), minimum required contributions for single-employer pension plans, including quarterly contributions, that were otherwise due during calendar year 2020 were instead due January 1, 2021. As such, there were no contributions made during the three and six months ended June 30, 2020 as the Company elected not to make a contribution to the Dover Downs Pension Plan for the first quarter of 2020 and the second quarter payment of $0.3 million was made in July 2020.

401(k) Plan

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering non-union employees and certain union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. Total employer contribution expense was $0.8 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $1.3 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

14.    STOCKHOLDERS’ EQUITY

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Total share repurchase activity, including a private repurchase transaction, during the three and six months ended June 30, 2020 was as follows:

(in thousands, except share data)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Number of common shares repurchased	162,625	1,812,393
Total cost	$1,951	$33,292
Average cost per share, including commissions	$11.99	$18.37

Common Stock Offering

On April 20, 2021, the Company completed an underwritten public offering of common stock at a price to the public of $55.00 per share. The Company issued a total of 12,650,000 shares of Bally’s common stock in the offering, which included 1,650,000 shares issued pursuant to the full exercise of the underwriters' over-allotment option.

The net proceeds from the offering were approximately $671.4 million, after deducting underwriting discounts, but before expenses.

On April 20, 2021, the Company issued to affiliates of Sinclair a warrant to purchase 909,090 common shares for an aggregate purchase price of $50.0 million, the same price per share as the public offering price in Bally’s common stock public offering ($55.00 per share). The net proceeds are expected to be used to finance a portion of the purchase price of the Acquisition.

The exercise price of the warrant is nominal, and its exercise is subject to, among other conditions, requisite gaming authority approvals. Sinclair agreed not to acquire more than 4.9% of Bally’s outstanding common shares without such approvals. In addition, in accordance with the agreements that Bally’s and Sinclair entered into in November 2020, Sinclair exchanged 2,086,908 common shares for substantially identical warrants.

The Company currently expects to finance the Acquisition through a combination of sources, including a portion of the net proceeds from these equity offerings. If the Acquisition is not completed, Bally's expects to apply the net proceeds from the offering for general corporate purposes, which may include repayment of debt, repurchases of its common stock, capital expenditures, acquisitions and investments.

Treasury Stock

The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. Upon settlement, these shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. There was no share repurchase activity during the three and six months ended June 30, 2021. As mentioned above, Sinclair exchanged 2,086,908 common shares for substantially identical warrants. The common stock received by the Company was recorded as treasury stock and subsequently retired during the second quarter of 2021. The Company retired 2,089,226 shares of its common stock held in treasury during the three and six months ended June 30, 2021. The Company retired 162,625 and 10,892,083 shares of its common stock held in treasury during the three and six months ended June 30, 2020, respectively. The shares were returned to the status of authorized but unissued shares. As of June 30, 2021 there were no shares remaining in treasury.

During the six months ended June 30, 2020, the Company paid cash dividends of $0.10 per common share, for a total cost of approximately $3.2 million. There were no cash dividends paid during the six months ended June 30, 2021. As of June 30, 2021 and December 31, 2020, $84.9 million remained available for use under the above-mentioned $100 million capital return program. Pursuant to the terms of the amendment to the Credit Facility entered into on April 24, 2020, as noted in Note 10 “Long-term Debt,” the Company could not declare or pay dividends on its common stock or make other restricted payments (including repurchases of shares of its common stock) during the Leverage Ratio Covenant Relief Period.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 15.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table reflects the changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2021. There was no change in accumulated other comprehensive loss for the six months ended June 30, 2020.

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2020	$—	$(3,144)	$(3,144)
Current period other comprehensive loss	(633)	—	(633)
Reclassification adjustment to net earnings(1)	—	81	81
Accumulated other comprehensive loss at June 30, 2021	$(633)	$(3,063)	$(3,696)
__________________________________
(1) Approximately $40 thousand for each quarter ended March 31, 2021 and June 30, 2021.

16.    SEGMENT REPORTING

During the second quarter of 2021, the Company updated its reporting segments to better align with its strategic growth initiatives in light of recent and pending acquisitions. The growth and diversification achieved through the Company’s recent and pending acquisitions has resulted in a change in the way the Company’s chief operating decision maker makes operating decisions, assesses the performance of the business and allocates resources. As a result, as of June 30, 2021, the Company determined it had four operating segments: East, West, Bally’s Interactive and Mile High USA. Bally’s Interactive and Mile High USA were determined to be immaterial operating segments and are therefore, included in the “Other” category along with interest expense and certain corporate operating expenses that are not allocated to the other segments, including, among other expenses, share-based compensation, merger and acquisition costs and certain non-recurring charges. The properties included within the East and West reportable segments, along with the components of the Other category, are as follows:

East	West	Other
Twin River Casino Hotel (1)	Hard Rock Biloxi (3)	Bally’s Interactive(5)
Tiverton Casino Hotel (1)	Casino Vicksburg (3)	Mile High USA
Dover Downs (2)	Ballys’ Kansas City Casino (4)	Twin River Management Group (6)
Bally’s Atlantic City (2)	Bally’s Black Hawk (4)
Tropicana Evansville	Eldorado Resort Casino Shreveport(3)
Bally’s Lake Tahoe Casino Resort
Jumer’s Casino Hotel
___________________________________________
(1) Previously reported within the “Rhode Island” segment.
(2) Previously reported within the “Mid-Atlantic” segment.
(3) Previously reported within the “Southeast” segment.
(4) Previously reported within the “West” segment.
(5) Immaterial operating segment which includes SportCaller, MKF and Bally’s Interactive (formerly Bet.Works) as well as online and mobile sports betting operations.
(6) Immaterial operating segment that includes interest expense and certain operating expenses that are not allocated to the other segments, which include, among other expenses, share-based compensation, merger and acquisition costs and certain non-recurring charges.

The Company is currently evaluating the pending acquisition of Gamesys for segment reporting purposes. It is expected that the pending acquisition of Tropicana Las Vegas will be reported in the West and the Pennsylvania development project will be included in the East.

The Company’s operations are predominately within the United States and has immaterial operations in other jurisdictions. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table shows revenues, income (loss), and identifiable assets for each of the Company’s reportable segments. The Other category is included in the following tables in order to reconcile the segment information to the Company’s condensed consolidated financial statements. The prior year results presented below were reclassified to conform to the new segment presentation.

(in thousands)	East	West	Other	Total
Three Months Ended June 30, 2021
Total revenue	$132,449	$127,870	$7,414	$267,733
Income (loss) from operations	75,274	33,713	(28,455)	80,532
Net income (loss)	53,698	25,777	(10,533)	68,942
Depreciation and amortization	5,942	7,444	12,331	25,717
Interest expense, net of amounts capitalized	15	—	21,814	21,829
Gain on sale-leaseback	(53,425)	—	—	(53,425)
Change in value of naming rights liabilities	—	—	19,070	19,070
Gain on bargain purchases	—	—	24,114	24,114
Capital expenditures	6,811	12,847	800	20,458
Goodwill	84,148	117,402	223,321	424,871
Total assets	1,243,291	1,056,608	1,457,410	3,757,309

Three Months Ended June 30, 2020
Total revenue	$10,418	$18,194	$312	$28,924
Income (loss) from operations	(16,811)	965	(5,117)	(20,963)
Net income (loss)	(12,388)	917	(12,084)	(23,555)
Depreciation and amortization	6,215	2,848	80	9,143
Interest expense, net of amounts capitalized	36	—	15,186	15,222
Capital expenditures	1,481	667	301	2,449
Goodwill	84,148	48,934	—	133,082
Total assets	627,275	304,263	268,423	1,199,961

Six Months Ended June 30, 2021
Total revenue	$231,483	$218,587	$9,929	$459,999
Income (loss) from operations	90,356	69,476	(49,826)	110,006
Net income (loss)	64,967	53,396	(60,126)	58,237
Depreciation and amortization	11,512	13,416	13,575	38,503
Interest expense, net of amounts capitalized	34	—	42,593	42,627
Gain on sale-leaseback	(53,425)	—	—	(53,425)
Change in value of naming rights liabilities	—	—	(8,336)	(8,336)
Gain on bargain purchases	—	—	24,114	24,114
Capital expenditures	11,806	22,723	1,256	35,785
Goodwill	84,148	117,402	223,321	424,871
Total assets	1,243,291	1,056,608	1,457,410	3,757,309

Six Months Ended June 30, 2020
Total revenue	$87,783	$48,139	$2,150	$138,072
Income (loss) from operations	(5,482)	(6,229)	(12,421)	(24,132)
Net income (loss)	(4,100)	(3,671)	(24,662)	(32,433)
Depreciation and amortization	12,451	5,525	146	18,122
Interest expense, net of amounts capitalized	77	—	26,661	26,738
Capital expenditures	3,385	1,420	643	5,448
Goodwill	84,148	48,934	—	133,082
Total assets	627,275	304,263	268,423	1,199,961

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is calculated in accordance with ASC 260, Earnings Per Share, which requires entities that have issued securities other than common stock that participate in dividends with common stock (“participating securities”) to apply the two-class method to compute basic earnings (loss) per common share. The two-class method is an earnings allocation method under which basic earnings (loss) per common share is calculated for each class of common stock and participating security as if all such earnings had been distributed during the period. To calculate basic earnings (loss) per share, the earnings allocated to common shares is divided by the weighted average number of common shares outstanding, contingently issuable warrants, and RSUs, RSAs, and PSUs for which no future service is required as a condition to the delivery of the underlying common stock (collectively, basic shares).

Diluted earnings per share includes the determinants of basic earnings per share and, in addition, reflects the dilutive effect of the common stock deliverable for stock options, using the treasury stock method, and for RSUs, RSAs and PSUs for which future service is required as a condition to the delivery of the underlying common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income (loss)	$68,942	$(23,555)	$58,237	$(32,433)

Weighted average common shares outstanding - basic	48,156	30,452	42,038	31,011
Weighted average effect of dilutive securities	946	—	336	—
Weighted average common shares outstanding - diluted	49,102	30,452	42,374	31,011

Basic earnings (loss) per share	$1.43	$(0.77)	$1.39	$(1.05)
Diluted earnings (loss) per share	$1.40	$(0.77)	$1.37	$(1.05)

There were 3,288,603 and 71,796 share-based awards that were considered anti-dilutive for the three months ended June 30, 2021 and 2020, respectively. There were 3,279,337 and 142,610 share-based awards that were considered anti-dilutive for the six months ended June 30, 2021 and 2020, respectively.

On November 18, 2020, the Company issued penny warrants, performance-based warrants, and options which participate in dividends with the Company’s common stock subject to certain contingencies. In the period in which the contingencies are met, those instruments are participating securities to which income will be allocated using the two-class method. The warrants and options do not participate in net losses. The penny warrants were considered exercisable for little to no consideration and are therefore, included in basic shares outstanding at their issuance date. For the three and six months ended June 30, 2021, the shares underlying the performance warrants were anti-dilutive as certain contingencies were not met. Refer to Note 1 “General Information” for further information regarding the Sinclair Transaction.

18.    SUBSEQUENT EVENTS

Acquisitions

On July 12, 2021, the Company acquired the Association of Volleyball Professionals (“AVP”), a premier professional beach volleyball organization and host of the longest-running domestic beach volleyball tour in the United States.

Long-term Debt

On August 6, 2021, the Company obtained commitments, subject to satisfaction of customary closing conditions, for proposed senior secured credit facilities, pursuant to which the Lenders have agreed to extend to the Company the New Credit Facilities.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On August 6, 2021, the Company’s subsidiaries, Premier Entertainment Sub, LLC and Premier Entertainment Finance Corp., entered into an agreement for the private placement of $1.50 billion in aggregate principal amount of senior notes in two separate series: $750.0 million in aggregate principal amount of senior notes due 2029 and $750.0 million in aggregate principal amount of senior notes due 2031.

Refer to Note 10 “Long-Term Debt” for further information.

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

Important factors beyond those that apply to most businesses, some of which are beyond our control, that could cause actual results to differ materially from our expectations and assumptions include, without limitation:
•uncertainties surrounding the COVID-19 pandemic, including limitations on our operations, increased costs, changes in customer behaviors, impact on our employees and the ongoing impact of COVID-19 on general economic conditions;
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
•restrictions and limitations in agreements to which we are subject, including our debt, could significantly affect our liquidity and our ability to operate our business; and
•other risks identified in Part I. Item 1A. "Risk Factors" of Bally's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on March 10, 2021 and other filings with the SEC.

The foregoing list of important factors is not exclusive and does not include matters like changes in general economic conditions that affect substantially all gaming businesses.

You should not to place undue reliance on our forward-looking statements.

Overview

Our objective is to be a leading omni-channel gaming and interactive entertainment company. We are already a leading owner and operator of land-based casinos in ten states in the United States. In 2020, we acquired the rights to the name “Bally’s” as part of our strategy to become the leading U.S. full-service sports betting/iGaming company with physical casinos and online gaming solutions united under a single, prominent brand. We took other key steps to build our iGaming and sports betting business in the past year, including entering into a strategic partnership with Sinclair Broadcast Group, Inc. to leverage the Bally’s brand and combine our sports betting technology with Sinclair’s expansive national footprint, which includes 188 local TV stations, 21 regional sports networks (of which 19 have been rebranded Bally’s Sports), the STIRR streaming service, the Tennis Channel and five stadium digital TV and internet sports networks. In 2021, we have acquired Bally’s Interactive, formerly Bet.Works, a sports betting platform provider, SportsCaller, a leading B2B free-to-play (“FTP”) game provider, Monkey Knife Fight, the third-largest fantasy sports platform in North America, and the Association of Volleyball Professionals (“AVP”), a premier professional beach volleyball organization.

Our properties on a combined basis have 706,457 square feet of gaming space, approximately 15,146 slot machines or VLTs, 500 gaming tables, 72 stadium gaming positions, 74 dining establishments, 36 bars, 3,885 hotel rooms and six entertainment venues.

We are a Delaware corporation with our global headquarters in Providence, Rhode Island.

Gamesys Acquisition

On April 13, 2021, we announced the terms of the Acquisition with Gamesys. Gamesys is a leading international online gaming operator that provides entertainment to a global consumer base. Under the terms of the Acquisition, Gamesys shareholders would have the option to receive, for each share of Gamesys, 1,850 pence in cash or shares of our common stock (at an exchange ratio of 0.343 for each Gamesys share) or a combination of both. Certain of Gamesys’ current shareholders holding 25.6% of Gamesys’ shares have agreed to receive shares of our common stock in the Acquisition.

On June 30, 2021, the transaction was approved by a majority of the Gamesys and Bally’s shareholders who were present and voted, in person or by proxy, at the respective separate shareholder meetings. The Acquisition is conditioned upon regulatory approvals and other customary closing conditions and is expected to close in the fourth quarter.

Financing for the Acquisition

We obtained a binding commitment pursuant to a commitment letter and an interim facilities agreement from Deutsche Bank AG, London Branch, Goldman Sachs USA and Barclays Bank PLC and other banks (the “Lenders”) to provide fully committed bridge term loan facilities up to £1,435.0 million €336.0 million (collectively, the “Bridge Commitment”) to fund the Acquisition.

On April 20, 2021, we announced the completion of an underwritten public offering of common stock. We issued a total of 12.65 million shares of common stock in the offering. On April 20, 2021, we escrowed £485.5 million of the net proceeds of the offering (including from the warrant issuance described below), reducing the Bridge Commitment by that amount.

On August 6, 2021, the Company’s subsidiaries, Premier Entertainment Sub, LLC and Premier Entertainment Finance Corp., entered into an agreement for the issuance of the New Notes. The offering is expected to close on August 20, 2021, subject to customary closing conditions. All or substantially all of the net proceeds from the notes offering will be placed in escrow accounts to fund a portion of the Acquisition. If the Acquisition is not completed, the escrowed amounts will be released from escrow and applied to redeem the bonds and the remaining amounts will be returned to the Company. Upon the Acquisition closing, the Company will assume the role of issuer under the New Notes and certain of the Company’s subsidiaries will guarantee the New Notes.

Upon closing of the notes offering and the placement of the proceeds in escrow, a portion of the Bridge Commitment will be retired and GLPI’s commitment to purchase shares of the Company’s common stock with a value up to $500.0 million (the “GLPI Commitment”) will terminate in accordance with its terms.

In order to manage the risk of appreciation of the GBP-denominated purchase price, the Company has entered into foreign exchange forward contracts.

On April 20, 2021, we issued to affiliates of Sinclair a warrant to purchase 909,090 common shares for an aggregate purchase price of $50 million, the same price per share as the public offering price in Bally’s common stock public offering ($55.00 per share).

2021 Acquisition Update

We seek to continue to grow our business by actively pursuing the acquisition and development of new gaming opportunities and reinvesting in our existing operations. We believe that interactive gaming, including mobile sports betting and iGaming, represent a significant strategic opportunity for our future growth. In addition, we seek to increase revenues at our brick and mortar casinos through enhancing the guest experience by providing popular games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service. We believe that our recent and pending acquisitions have expanded and will, in the case of the pending acquisitions, further expand both our operating and digital/interactive footprints, provide us access to the potentially lucrative interactive mobile sports betting and iGaming markets, and diversify us from a financial standpoint, while continuing to mitigate our susceptibility to regional economic downturns, idiosyncratic regulatory changes and increases in regional competition.
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
•Bally’s Lake Tahoe - On April 6, 2021, we acquired Bally’s Lake Tahoe Casino Resort, formally MontBleu Resort Casino & Spa, in Lake Tahoe, Nevada for $14.2 million, payable one year from the closing date, subject to customary post-closing adjustments.
•Tropicana Las Vegas - On April 13, 2021, we agreed to purchase the Tropicana Las Vegas Hotel and Casino in Las Vegas, Nevada from GLPI valued at approximately $300.0 million. The purchase price for the Tropicana property’s non-land assets is $150 million. In addition, we agreed to lease the land underlying the Tropicana property from GLPI for an initial term of 50 years at annual rent of $10.5 million, subject to increase over time. We also will enter into a sale-and-leaseback with GLPI relating to our Bally’s Black Hawk, formerly Black Hawk Casinos, properties and the Jumer’s property for a cash purchase price of $150 million payable by GLPI. The lease will have initial annual fixed rent of $12.0 million, subject to increase over time.
•Bally’s Interactive - On May 28, 2021, we acquired Bally’s Interactive, formally Bet.Works Corp., for approximately $71.6 million in cash and 2,084,765 of the Company’s common shares, subject in each case to customary adjustments.
•Tropicana Evansville - On June 3, 2021, we acquired the Tropicana Evansville casino from Caesars Entertainment, Inc. The total purchase price was $139.2 million, subject to customary adjustments.
•Jumer’s - On June 14, 2021, we acquired Jumer’s Casino & Hotel in Rock Island, Illinois for $119.2 million in cash, subject to customary post-closing adjustments.
•Association of Volleyball Professionals (“AVP”) - On July 12, 2021, we acquired AVP, a premier professional beach volleyball organization and host of the longest-running domestic beach volleyball tour in the United States.

Operating Structure

As of June 30, 2021, the Company had four operating segments; East, West, Bally’s Interactive and Mile High USA. In the second quarter of 2021, we changed our management structure to better align with our strategic growth initiatives in light of recent and pending acquisitions, which resulted in the re-alignment of our operating and reportable segments. The properties included within the East and West reportable segments, are as follows:
•East - includes Twin River Casino Hotel, Tiverton Casino Hotel, Dover Downs, Bally’s Atlantic City, and Tropicana Evansville
•West - includes Hard Rock Biloxi, Casino Vicksburg, Bally’s Kansas City, Shreveport, Bally’s Black Hawk, Bally’s Lake Tahoe, and Jumer’s

Bally’s Interactive, which includes SportCaller, MKF, Bally’s Interactive, and our online and mobile sports betting operations, and Mile High USA, were determined to be immaterial operating segments and are therefore, included in the “Other” category along with shared services provided by Twin River Management Group (our management subsidiary).

We are currently evaluating our pending acquisition of Gamesys for segment reporting purposes. We expect that our pending acquisition of Tropicana Las Vegas will be reported in the West and the Centre City, Pennsylvania development project will be reported in the East (explained below).

Strategic Partnership - Sinclair Broadcast Group

Our agreements with Sinclair provide for a long-term strategic partnership for 10 years that combines our vertically integrated, proprietary sports betting technology and expansive market access footprint with Sinclair’s premier portfolio of local broadcast stations and live regional sports networks (“RSNs”), STIRR streaming service, its popular Tennis Channel, and digital and over-the-air television network, Stadium. Bally’s and Sinclair will partner to create unrivaled sports gamification content on a national scale, positioning Bally’s as a leading omni-channel gaming company with physical casinos and online sports betting and iGaming solutions united under a single brand.

Commencing April 1, 2021, Sinclair rebranded its 19 former Fox Sports RSNs to Bally Sports.

On April 12, 2021, we announced that we had entered into a memorandum of understanding with Sinclair to work collectively to facilitate the production and broadcast of Bally’s produced content during non-game windows. Together, we will also explore opportunities to include Bally’s programming in Sinclair-owned media platforms and affiliates other than the Bally Sports RSNs, which may include Sinclair's Tennis Channel and Stadium network assets.

Enabling Legislation and proposed Joint Venture with IGT in Rhode Island

On June 11, 2021, the Governor of Rhode Island signed into law the Marc A. Crisafulli Economic Development Act, which among other things, authorizes and directs the state to enter into and amend contracts with the Company and results in changes to our Regulatory Agreement in Rhode Island, including an increase in the ratios applicable to us and greater flexibility to complete sale-leaseback transactions. In addition, our master contract with Rhode Island will be extended on existing terms until June 30, 2043, and we have committed to investing $100 million in Rhode Island over this extended term, including an expansion and the addition of new amenities at Twin River Casino Hotel. This legislation authorizes a joint venture with International Gaming Technology PLC (“IGT”) to become a licensed technology provider and supply the State of Rhode Island with all VLTs at both Twin River Casino Hotel and Tiverton Casino Hotel for a 20-year period starting July 1, 2023. IGT would own 60% of the joint venture. As of July 1, 2021 until the joint venture is operating, we will supply 23% of all VLTs in return for 7% net terminal income from the machines.

COVID-19 Pandemic

The COVID-19 pandemic has significantly impacted, and is likely to continue to impact, our business in a material manner. As of March 16, 2020, all of our properties at the time were temporarily closed as a result of the COVID-19 pandemic. Our properties began to reopen in mid-2020 in some capacity and remained open for the rest of 2020, with the exception of Twin River Casino Hotel and Tiverton Casino Hotel which closed again from November 29, 2020 through December 20, 2020. All of our properties have reopened with minimal restrictions. Our revenues have begun to recover due to the recent increase in consumer confidence, reduction in travel restrictions, and faster than anticipated vaccine roll-out, and our operations are increasingly operating with less and less restrictions.
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

Second Quarter and First Six Months 2021 Results

We reported revenue and income from operations of $267.7 million and $80.5 million, respectively, for the three months ended June 30, 2021, compared to revenue and loss from operations of $28.9 million and $21.0 million, respectively, for the same period last year. We reported revenue and income from operations of $460.0 million and $110.0 million, respectively, for the six months ended June 30, 2021, compared to revenue and loss from operations of $138.1 million and $24.1 million, respectively for the same period last year. During the second quarter of 2021, our properties returned to full capacity and began operating under minimal restrictions. In the prior year, our properties were closed from mid-March into June 2020.

Other notable factors affecting our results for the three and six months ended June 30, 2021 compared to the prior year comparable periods are as follows:

•Revenue for the second quarter increased 825.6% to $267.7 million driven by $105.4 million of aggregate revenue from acquisitions in the second half of 2020, including Bally’s Kansas City and Casino Vicksburg ($33.1 million), Bally’s Atlantic City ($35.9 million) and Shreveport ($36.4 million), and $29.2 million of aggregate revenue from acquisitions in the first half of 2021, including Bally’s Lake Tahoe ($9.7 million), Tropicana Evansville ($11.7 million), Jumer’s ($2.3 million), and those in the Bally’s Interactive operating segment ($5.5 million);
•Revenue for the first half of 2021 increased 233.2% to $460.0 million driven by $184.0 million of aggregate revenue from acquisitions completed in the second half of 2020 including Bally’s Kansas City and Casino Vicksburg ($60.5 million), Bally’s Atlantic City ($61.6 million) and Shreveport ($61.9 million) and $30.3 million aggregate revenue from acquisitions in the first half of 2021, Bally’s Lake Tahoe, Tropicana Evansville and Jumer’s, noted above, and those in the Bally’s Interactive operating segment ($6.6 million).
•$53.4 million gain on sale-leaseback in connection with our sale of the Dover Downs property to GLPI during the second quarter of 2021;
•$24.1 million gain on bargain purchases during the second quarter related to the acquisitions of Tropicana Evansville and Bally’s Lake Tahoe;

Results of Operations

The following table presents, for the periods indicated, certain revenue and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Total revenue	$267.7	$28.9	$460.0	$138.1
Income (loss) from operations	80.5	(21.0)	110.0	(24.1)
Net income (loss)	68.9	(23.6)	58.2	(32.4)
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenue	100.0%	100.0%	100.0%	100.0%
Gaming, racing, hotel, food and beverage, and other expenses	33.6%	50.5%	34.0%	42.5%
Advertising, general and administrative	37.8%	82.9%	39.5%	53.3%
Goodwill and asset impairment	1.7%	(0.5)%	1.0%	6.2%
Gain on sale-leaseback	(20.0)%	—%	(11.6)%	—%
Other operating costs and expenses	7.1%	8.0%	4.8%	2.3%
Depreciation and amortization	9.6%	31.6%	8.4%	13.1%
Total operating costs and expenses	69.9%	172.5%	76.1%	117.5%
Income (loss) from operations	30.1%	(72.5)%	23.9%	(17.5)%
Other income (expense)
Interest income	0.2%	0.4%	0.2%	0.2%
Interest expense	(8.2)%	(52.6)%	(9.3)%	(19.4)%
Change in value of naming rights liabilities	7.1%	—%	(1.8)%	—%
Gain on bargain purchases	9.0%	—%	5.2%	—%
Other, net	(2.4)%	—%	(0.8)%	—%
Total other income (expense), net	5.7%	(52.2)%	(6.4)%	(19.2)%
Income (loss) before provision for income taxes	35.8%	(124.7)%	17.5%	(36.7)%
Provision (benefit) for income taxes	10.1%	(43.3)%	4.8%	(13.2)%
Net income (loss)	25.8%	(81.4)%	12.7%	(23.5)%
____________________________________________________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Performance

The following table sets forth certain financial information associated with results of operations for the three and six months ended June 30, 2021 and 2020. Non-gaming revenue includes hotel, food and beverage and other revenue. Non-gaming expenses include hotel, food and beverage and other expenses. All amounts are before any allocation of corporate costs.

(In thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue:
Gaming and Racing revenue
East	$100,851	$9,107	$91,744	1,007.4%	$178,542	$65,576	$112,966	172.3%
West	104,020	14,568	89,452	614.0%	180,254	35,074	145,180	413.9%
Other	2,619	268	2,351	877.2%	3,972	2,086	1,886	90.4%
Total Gaming and Racing revenue	207,490	23,943	183,547	766.6%	362,768	102,736	260,032	253.1%
Non-gaming revenue
East	31,598	1,311	30,287	2,310.2%	52,941	22,207	30,734	138.4%
West	23,850	3,626	20,224	557.7%	38,333	13,065	25,268	193.4%
Other	4,795	44	4,751	10,797.7%	5,957	64	5,893	9,207.8%
Total Non-gaming revenue	60,243	4,981	55,262	1,109.5%	97,231	35,336	61,895	175.2%
Total revenue	267,733	28,924	238,809	825.6%	459,999	138,072	321,927	233.2%
Operating costs and expenses:
Gaming and Racing expenses
East	$25,294	$5,712	$19,582	342.8%	$45,774	$21,602	$24,172	111.9%
West	36,730	4,299	32,431	754.4%	62,576	12,807	49,769	388.6%
Other	1,326	649	677	104.3%	2,254	1,871	383	20.5%
Total Gaming and Racing expenses	63,350	10,660	52,690	494.3%	110,604	36,280	74,324	204.9%
Non-gaming expenses
East	61,253	2,163	59,090	2,731.9%	28,788	15,579	13,209	84.8%
West	35,791	1,769	34,022	1,923.2%	16,004	6,850	9,154	133.6%
Other	23,192	2	23,190	1,159,500.0%	894	3	891	29,700.0%
Total Non-gaming expenses	120,236	3,934	116,302	2,956.3%	45,686	22,432	23,254	103.7%
Advertising, general and administrative
East	49,063	10,833	38,230	352.9%	89,155	37,523	51,632	137.6%
West	29,324	6,592	22,732	344.8%	52,420	17,289	35,131	203.2%
Other	22,824	6,564	16,260	247.7%	40,135	18,786	21,349	113.6%
Total Advertising, general and administrative	101,211	23,989	77,222	321.9%	181,710	73,598	108,112	146.9%
Margins:
Gaming and Racing expenses as a percentage of Gaming and Racing revenue	31%	45%		(14)%	30%	35%		(5)%
Non-gaming expenses as a percentage of Non-gaming revenue	200%	79%		121%	47%	63%		(16)%
Advertising, general and administrative as a percentage of Total revenue	38%	83%		(45)%	40%	53%		(13)%

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

Revenue

Revenue for the three months ended June 30, 2021 increased 825.6%, or $238.8 million, to $267.7 million, from $28.9 million in the same period last year. Revenue for the six months ended June 30, 2021 increased 233.2%, or $321.9 million, to $460.0 million, from $138.1 million in the same period last year. Gaming and racing revenue for the three months ended June 30, 2021 increased 766.6%, or $183.5 million, to $207.5 million from $23.9 million in the same period last year. Gaming and racing revenue for the six months ended June 30, 2021 increased 253.1%, or $260.0 million, from $102.7 million in the same period last year. With less operating restrictions across our properties resulting from developments in the COVID-19 pandemic and an increase in consumer confidence and visitation, we saw gaming revenue grow, and exceed in some cases, pre-pandemic levels.

Incremental revenues from our recent acquisitions also contributed to the increase in revenue for the second quarter and first half of 2021. Revenue from acquisitions which closed in the second half of 2020, including Bally’s Kansas City and Casino Vicksburg, Bally’s Atlantic City and Shreveport, in the aggregate contributed $105.4 million and $184.0 million to total revenue in the second quarter and first half of 2021, respectively. Revenue from acquisitions that closed in the first half of 2021, including SportCaller, MKF, Bally’s Interactive, Bally’s Lake Tahoe, Tropicana Evansville, and Jumer’s, in the aggregate, contributed $29.2 million and $30.3 million for the second quarter and first half of 2021, respectively. Refer to Note 4 “Acquisitions” for further information on our recent acquisitions.

Operating costs and expenses

Gaming and racing expenses for the three months ended June 30, 2021 increased $52.7 million, or 494.3%, to $63.4 million from $10.7 million in the prior year comparable period and increased $74.3 million, or 204.9%, to $110.6 million for the six months ended June 30, 2021 from $36.3 million in the prior year comparable period. This increase was primarily attributable to the inclusion of Shreveport, Bally’s Atlantic City, Bally’s Kansas City and Casino Vicksburg, all acquired in the second half of 2020, which contributed an aggregate $32.0 million and $57.0 million of gaming expenses during the second quarter and first half of 2021, respectively. Our acquisitions of Jumer’s, Tropicana Evansville and Bally’s Lake Tahoe during the second quarter of 2021, also contributed gaming expenses of $6.0 million for the second quarter and first half of 2021.

Non-gaming expenses for the three months ended June 30, 2021 increased $22.6 million, or 574.4%, to $26.5 million from $3.9 million in the same period last year. Non-gaming expenses for the six months ended June 30, 2021 increased $23.3 million, or 103.7%, to $45.7 million from $22.4 million in the same period last year. This increase was primarily attributable to the inclusion of Bally’s Atlantic City, Shreveport, Bally’s Kansas City and Casino Vicksburg, which were acquired in the second half of 2020, and contributed $13.0 million and $22.3 million of non-gaming expenses for the second quarter and first half of 2021, respectively.

Advertising, general and administrative

Advertising, general and administrative expenses for the three months ended June 30, 2021 increased $77.2 million, or 321.9%, to $101.2 million from $24.0 million in the same period last year. Advertising, general and administrative expenses for the six months ended June 30, 2021 increased $108.1 million, or 146.9%, to $181.7 million from $73.6 million in the same period last year. The increase in advertising, general and administrative expenses year-over-year is primarily due to the additions of Bally’s Atlantic City, Shreveport, Bally’s Kansas City and Casino Vicksburg, all acquired in the second half of 2020, which contributed $35.3 million and $66.2 million of expense in the second quarter and first half of 2021, respectively. Our acquisitions of Jumer’s, Tropicana Evansville, and Bally’s Lake Tahoe acquired in the second quarter of 2021, also contributed advertising, general and administrative expenses of $9.5 million to the second quarter of 2021.

Acquisition, integration and restructuring expense

We incurred $18.4 million and $30.7 million of acquisition, integration and restructuring expenses during the three and six months ended June 30, 2021, respectively, compared to $2.5 million and $4.2 million in the prior year three and six month periods, respectively. This increase was driven by costs incurred for the pending acquisition of Gamesys, $7.3 million and $13.6 million for the second quarter and first half of 2021, respectively, and acquisitions completed in 2021 which amounted to $9.3 million and $12.3 million for the second quarter and first half of 2021, respectively. Refer to Note 9 “Acquisition, Integration and Restructuring” for further information.

Other operating (income), costs and expenses

During the second quarter of 2021, we sold our Dover Downs property to GLPI and recorded a gain on sale-leaseback of $53.4 million. Additionally, we recorded asset impairment charges of $4.7 million related to the Dover Downs and Bally’s Black Hawk tradenames in connection with our rebranding. We also recorded a gain from insurance of $0.6 million, and $11.3 million during the second quarter and first half of 2021, respectively, primarily attributable to insurance proceeds received due to the effects of Hurricane Zeta which made landfall in Louisiana shutting down our Hard Rock Biloxi property for three days during the fourth quarter of 2020. Additionally, we recorded rebranding expense of $0.4 million and $1.3 million during the second quarter and first six months of 2021, respectively, in connection with our corporate name change to Bally’s Corporation in November 2020.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2021 was $25.7 million, an increase of $16.6 million, and $38.5 million for the six months ended June 30, 2021, an increase of $20.4 million, each compared to the same period last year. The increase in depreciation and amortization is attributable to the addition of properties acquired in the second half of 2020 and the first half of 2021, including fixed asset additions attributable to our Bally’s Interactive operating segment, which contributed an aggregate $9.1 million and $13.9 million of depreciation and amortization expense in the second quarter and first half of 2021, respectively.

Income (loss) from operations

Income from operations was $80.5 million for the three months ended June 30, 2021 compared to loss from operations of $21.0 million in the comparable period in 2020. Income from operations was $110.0 million for the six months ended June 30, 2021 compared to loss from operations of $24.1 million in 2020.

The three and six month comparable periods in 2020 were both impacted negatively by the COVID-19 pandemic with the shut-down of our properties from mid-March into June. As noted above, during the second quarter and the second half of 2021, we experienced strong revenue growth and a return in visitation to our properties as restrictions were lifted.

Total other income (expense), net

Total other income (expense), net for the three months ended June 30, 2021 increased $30.5 million to $15.4 million of income compared to other expense of $15.1 million the same period last year. This increase was driven by a $24.1 million gain on bargain purchases recorded in connection with the acquisitions of Tropicana Evansville and Bally’s Lake Tahoe, $21.5 million and $2.6 million, respectively, coupled with income of $19.1 million recorded to adjust the naming rights liability associated with our contracts with Sinclair Broadcast group to fair value as of June 30, 2021, offset by a $6.6 million increase in interest expense year-over-year.

Total other (income) expense, net for the six months ended June 30, 2021 increased $3.1 million to expense of $29.6 million compared to $26.5 million in the same period last year. This increase was due to an increase in interest expense of $15.9 million year-over-year due to the timing of borrowings and expense of $8.3 million recorded in the first half of 2021 associated with our contracts with Sinclair Broadcast, offset by a gain on bargain purchases of $24.1 million, as noted above.

Provision (benefit) for income taxes

Provision for income taxes for the three months ended June 30, 2021 was $27.0 million compared to a benefit from income taxes of $12.5 million for the three months ended June 30, 2020. The effective tax rate for the quarter was 28.1% compared to 34.7% for the three months ended June 30, 2020. Provision for income taxes for the six months ended was $22.2 million compared to a benefit from income taxes of $18.2 million for the six months ended June 30, 2020. The effective tax rate for the for the three months ended June 30, 2020 was 27.6% compared to 35.9% for the three months ended June 30, 2020. The increase in provision for income taxes in 2021 is mostly attributable to the increase in net income in the current year and the removal of the favorable carryback rate available during 2020 as a result of the CARES Act.

Net income (loss) and earnings (loss) per share

Net income for the three months ended June 30, 2021 was $68.9 million, or $1.40 per diluted share, an increase of $92.5 million, or 392.7%, from a net loss of $23.6 million, or $(0.77) per diluted share, in the same period last year. As a percentage of revenue, net income increased to 25.8% for the three months ended June 30, 2021 compared to a net loss of 81.4% for the three months ended June 30, 2020.

Net income for the six months ended June 30, 2021 was $58.2 million, an increase of $90.7 million, or 279.6%, from a net loss of $32.4 million, or $(1.05) per diluted share, in the same period last year. As a percentage of revenue, net income increased to 12.7% for the six months ended June 30, 2020 from a net loss of 23.5% for the six months ended June 30, 2021.

These changes were impacted by the factors noted above.

Adjusted EBITDA by Segment

Consolidated Adjusted EBITDA was $83.8 million for the three months ended June 30, 2021, up $94.5 million, or 881.1%, from negative Adjusted EBITDA of $10.7 million in the same period last year. Consolidated Adjusted EBITDA was $136.2 million for the six months ended June 30, 2021, up $124.9 million, or 1101.6%, from $11.3 million in the same period last year.

Adjusted EBITDA for the East segment for the second quarter of 2021 increased $51.9 million, or 502.3%, to $41.6 million and increased $56.7 million, or 513.6%, to $67.7 million for the first half of 2021, each compared to the same prior year periods. These increases were driven by strong results at our Rhode Island and Dover Downs properties.

Adjusted EBITDA for the West segment for the second quarter of 2021 increased $47.3 million to $52.1 million and increased $77.2 million, or 742.0%, to $87.6 million for the first half of 2021, each compared to the same prior year periods. These increases were driven by the acquisitions of Shreveport and Bally’s Kansas City which were acquired in the second half of 2020 coupled with strong results at our Hard Rock Biloxi property.

The following tables reconcile Adjusted EBITDA, a non-GAAP measure, to net income (loss), as derived from our financial statements (in thousands):

	Three Months Ended June 30, 2021
	East	West	Other	Total
Net income (loss)	$53,698	$25,777	$(10,533)	$68,942
Interest expense, net of interest income	13	(5)	21,291	21,299
Provision (benefit) for income taxes	21,563	7,941	(2,523)	26,981
Depreciation and amortization	5,942	7,444	12,331	25,717
Non-operating (income) expense (1)	—	—	(36,690)	(36,690)
Acquisition, integration and restructuring	—	—	18,402	18,402
Share-based compensation	—	—	3,901	3,901
Gain on sale-leaseback	(53,425)	—	—	(53,425)
Other (2)	3,784	1,171	3,680	8,635
Allocation of corporate costs	10,015	9,749	(19,764)	—
Adjusted EBITDA	$41,590	$52,077	$(9,905)	$83,762
__________________________________
(1) Non-operating (income) expense for the applicable periods include: (i) change in value of naming rights liabilities, (ii) gain on bargain purchases and, (iii) other expense, net.
(2) Other includes the following non-recurring items for the applicable periods: (i) Goodwill and asset impairment, (ii) expansion and pre-opening expenses, (iii) rebranding expenses, (iv) Employee Retention Credit under the CARES Act which provides the Company with a refundable tax credit of 50% of up to $10,000 in wages paid by an eligible employer whose business has been financially impacted by COVID-19, (v) Credit Agreement amendment expenses include costs associated with amendments made to the Company’s Credit Agreement, (vi) gains related to insurance recovery proceeds received due to the effects of Hurricane Zeta on the Company’s Hard Rock Biloxi property, (vii) expenses incurred to establish the partnership with Sinclair and Bally's Interactive acquisition costs, (viii) costs incurred to apply for and obtain sports and iGaming licenses in various jurisdictions, (ix) expenses incurred associated with the Rhode Island State Police investigation into a tenant in the Lincoln property and a former employee of the Company, (x) expenses incurred associated with the campaign attempting to create an open bid process for the Rhode Island Lottery Contract, (xi) non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements), and (xii) costs incurred in connection with the implementation of a new human resources information system.

	Three Months Ended June 30, 2020
	East	West	Other	Total
Net income (loss)	$(12,388)	$917	$(12,084)	$(23,555)
Interest expense, net of interest income	16	(5)	15,099	15,110
Provision (benefit) for income taxes	(4,439)	53	(8,132)	(12,518)
Depreciation and amortization	6,215	2,848	80	9,143
Acquisition, integration and restructuring	—	—	2,458	2,458
Share-based compensation	—	—	2,127	2,127
Other (1)	(2,049)	(940)	(499)	(3,488)
Allocation of corporate costs	2,306	1,876	(4,182)	—
Adjusted EBITDA	$(10,339)	$4,749	$(5,133)	$(10,723)
__________________________________
(1) Other includes the following non-recurring items for the applicable periods: (i) Goodwill and asset impairment, (ii) Employee Retention Credit under the CARES Act which provides the Company with a refundable tax credit of 50% of up to $10,000 in wages paid by an eligible employer whose business has been financially impacted by COVID-19, (iii) Credit Agreement amendment expenses include costs associated with amendments made to the Company’s Credit Agreement, (iv) gain related to insurance recovery proceeds received for a damaged roof at the Company’s Arapahoe Park racetrack, (v) expenses incurred associated with the Rhode Island State Police investigation into a tenant in the Lincoln property and a former employee of the Company, (vi) expenses incurred associated with the campaign attempting to create an open bid process for the Rhode Island Lottery Contract, (vii) non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements), and (viii) costs incurred in connection with the implementation of a new human resources information system.

	Six Months Ended June 30, 2021
	East	West	Other	Total
Net income (loss)	$64,967	$53,396	$(60,126)	$58,237
Interest expense, net of interest income	32	(13)	41,554	41,573
Provision (benefit) for income taxes	25,357	16,093	(19,299)	22,151
Depreciation and amortization	11,512	13,416	13,575	38,503
Non-operating (income) expense(1)	—	—	(11,955)	(11,955)
Acquisition, integration and restructuring	—	—	30,660	30,660
Share-based compensation	—	—	8,384	8,384
Gain on sale-leaseback	(53,425)	—	—	(53,425)
Other (2)	4,387	(9,476)	7,198	2,109
Allocation of corporate costs	14,858	14,200	(29,058)	—
Adjusted EBITDA	$67,688	$87,616	$(19,067)	$136,237
__________________________________
(1) Non-operating (income) expense for the applicable periods include: (i) change in value of naming rights liabilities, (ii) gain on bargain purchases, and (iii) other expense, net.
(2) Other includes the following non-recurring items for the applicable periods: (i) Goodwill and asset impairment, (ii) expansion and pre-opening expenses, (iii) rebranding expenses, (iv) Employee Retention Credit under the CARES Act which provides the Company with a refundable tax credit of 50% of up to $10,000 in wages paid by an eligible employer whose business has been financially impacted by COVID-19, (v) Credit Agreement amendment expenses include costs associated with amendments made to the Company’s Credit Agreement, (vi) gains related to insurance recovery proceeds received due to the effects of Hurricane Zeta on the Company’s Hard Rock Biloxi property, (vii) expenses incurred to establish the partnership with Sinclair and Bally's Interactive acquisition costs, (viii) costs incurred to apply for and obtain sports and iGaming licenses in various jurisdictions, (ix) expenses incurred associated with the Rhode Island State Police investigation into a tenant in the Lincoln property and a former employee of the Company, (x) expenses incurred associated with the campaign attempting to create an open bid process for the Rhode Island Lottery Contract, (xi) non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements), and (xii) costs incurred in connection with the implementation of a new human resources information system.

	Six Months Ended June 30, 2020
	East	West	Other	Total
Net income (loss)	$(4,100)	$(3,671)	$(24,662)	$(32,433)
Interest expense, net of interest income	21	(13)	26,475	26,483
Provision (benefit) for income taxes	(1,403)	(2,545)	(14,234)	(18,182)
Depreciation and amortization	12,451	5,526	145	18,122
Acquisition, integration and restructuring	20	—	4,224	4,244
Share-based compensation	—	—	7,669	7,669
Other (1)	(2,049)	7,768	(284)	5,435
Allocation of corporate costs	6,092	3,341	(9,433)	—
Adjusted EBITDA	$11,032	$10,406	$(10,100)	$11,338
__________________________________
(1) Other includes the following non-recurring items for the applicable periods: (i) Goodwill and asset impairment, (ii) Employee Retention Credit under the CARES Act which provides the Company with a refundable tax credit of 50% of up to $10,000 in wages paid by an eligible employer whose business has been financially impacted by COVID-19, (iii) Credit Agreement amendment expenses include costs associated with amendments made to the Company’s Credit Agreement, (iv) gain related to insurance recovery proceeds received for a damaged roof at the Company’s Arapahoe Park racetrack, (v) expenses incurred associated with the Rhode Island State Police investigation into a tenant in the Lincoln property and a former employee of the Company, (vi) expenses incurred associated with the campaign attempting to create an open bid process for the Rhode Island Lottery Contract, (vii) non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements), and (viii) costs incurred in connection with the implementation of a new human resources information system.

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

An existing credit facility provides for up to $325.0 million of revolving credit borrowings, the undrawn balance of which was $50.0 million at June 30, 2021. Our weighted average cost of debt was 6.31% per annum for the 12 months ended June 30, 2021. Based on existing debt market conditions, we expect to be able to reduce the all-in cost of our debt through the refinancings we contemplate but there can be no assurance of this.

On April 13, 2021, we announced the Gamesys Acquisition. If only the committed Gamesys holders elect to receive shares of our common stock, the maximum cash consideration payable to Gamesys shareholders would amount to approximately £1.6 billion. We arranged the Bridge Commitment to cover the maximum amount of cash payable in the transaction as required by U.K. law.

On April 20, 2021, we completed a public offering of 12,650,000 common shares at a price to the public of $55.00 per share and the sale of warrants to purchase 909,090 shares to affiliates of Sinclair Broadcast Group, Inc. at the same offering price. The net proceeds from the offering and the warrant sale, after deducting underwriting discounts and estimated expenses, of £485 million or $671 million were placed in escrow and the Bridge Commitment was reduced by the same amount.

On August 6, 2021, the Company obtained commitments, subject to satisfaction of customary closing conditions, for proposed senior secured credit facilities, pursuant to which the Lenders have agreed to extend to the Company the New Credit Facilities.

On August 6, 2021, the Company’s subsidiaries, Premier Entertainment Sub, LLC and Premier Entertainment Finance Corp., entered into an agreement for the New Notes. The offering is expected to close on August 20, 2021, subject to customary closing conditions. All or substantially all of the net proceeds from the notes offering will be placed in escrow at which time a portion of the Bridge Commitment will be retired and net proceeds from the equity offerings in excess of the cash consideration payable to shareholders of Gamesys will be released. In addition, when the proceeds from the New Notes are placed in escrow, the GLPI Commitment will terminate in accordance with its terms. If the Acquisition is not completed, the escrowed amounts will be released from escrow and applied to redeem the bonds and the remaining amounts will be returned to the Company. These funds in escrow will be classified as restricted cash until the Acquisition closes or terminates.

We entered into foreign exchange contracts to hedge the risk of appreciation of the Gamesys’ GBP-denominated purchase price and the GBP-denominated and Euro-denominated debt to be paid off at closing.

In addition to the capital required to complete the proposed acquisition of Gamesys, we expect that our primary capital requirements going forward will relate to the operation, maintenance and improvement of our properties we acquired along with debt service, rent and acquisition payments. Our capital expenditure requirements are expected to moderately increase as a result of the properties acquired in the last 18 months. We have a $40 million planned redevelopment project for the Bally’s Kansas City property we acquired in 2020 and we plan to invest $100 million in our Atlantic City property, which increased by $10 million during the second quarter of 2021 through our licensing process, that we acquired in 2020 over five-years. In addition, we signed an agreement to jointly design and build a new casino in Centre County, Pennsylvania, in which we are a 51% owner. We estimate the total cost of the project, including construction, licensing and sports betting/iGaming operations, at $120 million. We plan to commence our expansion and other capital improvements at our Twin River Casino Hotel location related to our partnership with IGT. We expect to use cash on hand and cash generated from operations to meet such obligations. For the six months ended June 30, 2021, capital expenditures were $35.8 million, compared to $5.4 million in the same period last year.

We expect that our current liquidity, cash flows from operations and borrowings under our credit facility will be sufficient to fund our operations, capital requirements and service our outstanding indebtedness for the next 12 months, including giving effect to our pending acquisitions. However, the COVID-19 pandemic has had, and is expected to continue to have, an adverse effect and caused, and may continue to cause, disruption in the financial markets. While we have undertaken efforts to mitigate the impacts of COVID-19 on our business and maintain liquidity, the extent of the ongoing and future effects of the COVID-19 pandemic on our business, results of operations and financial condition is uncertain and may adversely impact our liquidity in the future. In addition, our ability to access additional capital may also be adversely affected by restrictions on incurring additional indebtedness. In addition, we have obtained commitments for the New Credit Facilities, which, subject to satisfaction of customary closing conditions, is expected to close substantially concurrently with the consummation of the Acquisition.

Cash Flows Summary

	Six Months Ended June 30,
(In thousands)	2021	2020
Net cash provided by (used in) operating activities	$34,225	$(16,381)
Net cash used in investing activities	(379,727)	(55,899)
Net cash provided by financing activities	1,092,147	219,508
Net change in cash and cash equivalents and restricted cash	746,645	147,228
Effect of foreign currency on cash and cash equivalents	483	—
Cash and cash equivalents and restricted cash, beginning of period	126,555	185,502
Cash and cash equivalents and restricted cash, end of period	$873,683	$332,730

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2021 was $34.2 million, compared to net cash used in operating activities of $16.4 million for the six months ended June 30, 2020. This increase was primarily attributable to increased operating income from properties acquired during the second half of 2020 and the first half of 2021.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $379.7 million, an increase of $323.8 million compared to the six months ended June 30, 2020. The increase primarily driven by cash paid for acquisitions year-over-year. In the first half of 2021, we paid an aggregate $332.0 million for MKF, SportCaller, Bally’s Interactive, Bally’s Lake Tahoe, Tropicana Evansville and Jumer’s compared to $50.5 million for Bally’s Black Hawk in the first quarter of 2020. Capital expenditures also increased $30.3 million compared to last year driven by renovations at our Biloxi property as a result of damage from Hurricane Zeta during the fourth quarter of 2020 coupled with the commencement of planned projects in 2021, as explained above, including Bally’s Atlantic City.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $1.09 billion compared to $219.5 million for the six months ended June 30, 2020. In the first half of 2021, drivers of cash provided by financing activities included cash proceeds from equity issuances of $667.9 million in connection with the acquisition of Gamesys, $144.0 million of proceeds related to the sale-leaseback transaction for our Dover Downs property to GLPI in the second quarter, and $50.0 million in connection with the issuance of Sinclair penny warrants. Cash provided by financing activities in the first half of 2020 was driven by $261.2 million of borrowings, net of fees, on our additional term loan offset by $33.3 million spent on share repurchases and cash dividends paid of $3.2 million under our capital return program.

Working Capital

At June 30, 2021, our net working capital was $841.4 million compared to $145.8 million at December 31, 2020. The increase in net working capital of $695.6 million was primarily attributable to $667.9 million of cash proceeds received from our equity issuances which were classified as restricted for use in our acquisition of Gamesys, as explained in Note 1 “General Information,” coupled with the timing of transactions in each respective period, as noted above.

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

On April 16, 2021, a subsidiary of the Company entered into two foreign exchange contracts to hedge the risk of appreciation of both the GBP-denominated and Euro-denominated debt held by Gamesys which would be paid off at closing of the Gamesys acquisition pursuant to which such subsidiary can purchase £200 million and €336 million, at a contracted exchange rate, respectively.

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

Changes in Internal Control over Financial Reporting

The Company completed its acquisitions of SportCaller on February 5, 2021, Monkey Knife Fight on March 23, 2021, Bally’s Interactive, formerly Bet.Works, on March 23, 2021, Bally’s Lake Tahoe on April 6, 2021, Tropicana Evansville on June 3, 2021 and Jumer’s on June 14, 2021, collectively (the “Acquired Companies”). See Note 4 “Acquisitions” included in Part I. Item 1 of this Quarterly Report on Form 10-Q for a discussion of the acquisitions and related financial data. The Company is currently in the process of integrating the Acquired Companies’ internal controls over financial reporting. Except for the inclusion of the Acquired Companies, there has been no change in our internal control over financial reporting that occurred during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended June 30, 2021 (in thousands, except Average Price Paid per Share):

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	—	$—		—	$—
May 1, 2021 - May 31, 2021	2	53.01		—	—
June 1, 2021 - June 30, 2021	—	—		—	—
	2	$53.01	(a)	—	$—
_______________________________
(a)    Weighted-average.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally's Corporation's Quarterly report on Form 10-Q for the quarter ended June 30, 2021, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 9, 2021.

BALLY’S CORPORATION

By:	/s/ STEPHEN H. CAPP
Stephen H. Capp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)