Form 10-Q
period 2021-09-30
Bally's Corp
filed 2021-11-09
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 31, 2021, the number of shares of the registrant’s $0.01 par value common stock outstanding was 54,363,371.
For additional information regarding the Company’s shares outstanding, refer to Note 15 “Stockholders’ Equity.”

BALLY’S CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements
BALLY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$164,259	$123,445
Restricted cash	1,844,758	3,110
Accounts receivable, net	39,770	14,798
Inventory	12,048	9,296
Tax receivable	102,388	84,483
Prepaid expenses and other current assets	79,255	53,823
Total current assets	2,242,478	288,955
Property and equipment, net	780,656	749,029
Right of use assets, net	499,133	36,112
Goodwill	444,908	186,979
Intangible assets, net	996,686	663,395
Other assets	5,842	5,385
Total assets	$4,969,703	$1,929,855
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$5,750	$5,750
Current portion of lease liabilities	20,567	1,520
Accounts payable	36,976	15,869
Accrued liabilities	207,283	120,055
Total current liabilities	270,576	143,194
Long-term debt, net	2,556,421	1,094,105
Long-term portion of lease liabilities	504,885	62,025
Pension benefit obligations	8,147	9,215
Deferred tax liability	63,123	36,983
Naming rights liabilities	190,270	243,965
Contingent consideration payable	43,691	—
Other long-term liabilities	15,139	13,770
Total liabilities	3,652,252	1,603,257
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 shares authorized; 44,581,568 and 30,685,938 shares issued; 44,581,568 and 30,685,938 shares outstanding)	445	307
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,368,908	294,643
Treasury stock, at cost	—	—
Retained (deficit) earnings	(8,328)	34,792
Accumulated other comprehensive loss	(47,334)	(3,144)
Total Bally’s Corporation stockholders’ equity	1,313,691	326,598
Non-controlling interest	3,760	—
Total stockholders’ equity	1,317,451	326,598
Total liabilities and stockholders’ equity	$4,969,703	$1,929,855
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Gaming	$227,594	$96,588	$585,791	$196,191
Racing	2,022	1,684	6,593	4,817
Hotel	32,903	6,874	68,277	16,635
Food and beverage	29,504	6,889	68,386	23,875
Other	22,756	4,589	45,731	13,178
Total revenue	314,779	116,624	774,778	254,696

Operating (income) costs and expenses:
Gaming	75,174	25,996	182,059	59,080
Racing	1,996	1,681	5,715	4,877
Hotel	9,413	2,482	22,068	6,926
Food and beverage	21,419	6,016	50,632	21,951
Other	7,624	408	11,442	2,461
Advertising, general and administrative	142,905	43,996	324,615	117,594
Goodwill and asset impairment	—	—	4,675	8,554
Expansion and pre-opening	232	—	1,772	—
Acquisition, integration and restructuring	6,797	2,740	37,457	6,984
Gain from insurance recoveries, net of losses	(7,942)	(10)	(19,197)	(1,036)
Rebranding	427	—	1,722	—
Gain on sale-leaseback	—	—	(53,425)	—
Depreciation and amortization	29,000	9,932	67,503	28,054
Total operating (income) costs and expenses	287,045	93,241	637,038	255,445
Income (loss) from operations	27,734	23,383	137,740	(749)

Other income (expense):
Interest income	547	42	1,601	297
Interest expense, net of amounts capitalized	(31,853)	(16,950)	(74,480)	(43,688)
Change in value of naming rights liabilities	6,965	—	(1,371)	—
Gain (adjustment) on bargain purchases	(1,039)	—	23,075	—
Loss on extinguishment of debt	(19,419)	—	(19,419)	—
Other, net	(3,082)	—	(6,905)	—
Total other expense, net	(47,881)	(16,908)	(77,499)	(43,391)

(Loss) income before provision for income taxes	(20,147)	6,475	60,241	(44,140)
(Benefit) provision for income taxes	(5,400)	(248)	16,751	(18,430)
Net (loss) income	$(14,747)	$6,723	$43,490	$(25,710)

Basic earnings (loss) per share	$(0.30)	$0.22	$0.95	$(0.83)
Weighted average common shares outstanding - basic	49,506	30,458	45,573	30,825
Diluted earnings (loss) per share	$(0.30)	$0.22	$0.95	$(0.83)
Weighted average common shares outstanding - diluted	49,506	30,635	45,876	30,825
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS (unaudited)
(In thousands)

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Net (loss) income	$(14,747)	$43,490
Other comprehensive income (loss):
Foreign currency translation adjustment	$(43,679)	$(44,312)
Defined benefit pension plan reclassification adjustment(1)	41	122
Other comprehensive loss	(43,638)	(44,190)
Total comprehensive loss	$(58,385)	$(700)
________________________________________________
(1) Tax effect of reclassification adjustment was de minimis.

Note: Net loss income equals comprehensive loss for the three and nine months ended September 30, 2020.
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2020	30,685,938	$307	$294,643	$—	$34,792	$(3,144)	$—	$326,598
Release of restricted stock	23,811	—	(990)	—	—	—		(990)
Share-based compensation	—	—	4,483	—	—	—		4,483
Stock options exercised	30,000	—	129	—	—	—		129
Penny warrants exercised	932,949	9	—	(9)	—	—		—
Reclassification of Sinclair options	—	—	59,724	—	—	—		59,724
Issuance of MKF penny warrants	—	—	64,694	—	—	—		64,694
Shares issued for purchase of SportCaller	221,391	2	11,774	—	—	—		11,776
Other comprehensive loss	—	—	—	—	—	(1,012)		(1,012)
Net loss	—	—	—	—	(10,705)	—		(10,705)
Balance as of March 31, 2021	31,894,089	$318	$434,457	$(9)	$24,087	$(4,156)	$—	$454,697
Release of restricted stock	9,181	—	(205)	(116)	—	—		(321)
Share-based compensation	—	—	3,901	—	—	—		3,901
Retirement of treasury shares	—	(21)	(28,488)	114,842	(86,333)	—		—
Common stock offering	12,650,000	127	667,746	—	—	—		667,873
Sinclair shares exchanged for penny warrants	(2,086,908)	—	114,717	(114,717)	—	—		—
Sinclair issuance of penny warrants	—	—	50,000	—	—	—		50,000
Bally Interactive equity issuance	2,084,765	21	121,479	—	—	—		121,500
Stock options exercised	40,000	—	172	—	—	—		172
Other comprehensive income	—	—	—	—	—	460		460
Net income	—	—	—	—	68,942	—		68,942
Balance as of June 30, 2021	44,591,127	$445	$1,363,779	$—	$6,696	$(3,696)	$—	$1,367,224
Release of restricted stock	483	—	(12)	—	—	—		(12)
Share-based compensation	—	—	5,449	—	—	—		5,449
Retirement of treasury shares	—	—	(308)	585	(277)	—	—	—
Bally Interactive equity issuance	(10,042)	—	—	(585)	—	—		(585)
Acquired non-controlling interest	—	—	—	—	—	—	3,760	3,760
Other comprehensive loss	—	—	—	—	—	(43,638)		(43,638)
Net loss	—	—	—	—	(14,747)	—		(14,747)
Balance as of September 30, 2021	44,581,568	$445	$1,368,908	$—	$(8,328)	$(47,334)	$3,760	$1,317,451

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2019	32,113,328	$412	$185,544	$(223,075)	$250,418	$(1,888)	$211,411
Release of restricted stock	131,131	1	(2,484)	—	—	—	(2,483)
Dividends and dividend equivalents - $0.10 per share	—	—	—	—	(3,174)	—	(3,174)
Share-based compensation	—	—	5,542	—	—	—	5,542
Retirement of treasury shares	—	(107)	(48,618)	254,416	(205,691)	—	—
Share repurchases	(1,649,768)	—	—	(31,341)	—	—	(31,341)
Cumulative effect adjustment upon adoption of ASU 2016-13	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(8,878)	—	(8,878)
Balance as of March 31, 2020	30,594,691	$306	$139,984	$—	$32,617	$(1,888)	$171,019
Release of restricted stock	24,427	—	(81)	—	—	—	(81)
Share-based compensation	—	—	2,127	—	—	—	2,127
Retirement of treasury shares	—	(2)	(733)	1,951	(1,216)	—	—
Share repurchases	(162,625)	—	—	(1,951)	—	—	(1,951)
Net loss	—	—	—	—	(23,555)	—	(23,555)
Balance as of June 30, 2020	30,456,493	$304	$141,297	$—	$7,846	$(1,888)	$147,559
Share-based compensation - equity awards	—	—	1,799	—	—	—	1,799
Stock options exercised	19,564	—	84	—	—	—	84
Net income	—	—	—	—	6,723	—	6,723
Balance as of September 30, 2020	30,476,057	$304	$143,180	$—	$14,569	$(1,888)	$156,165
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss )	$43,490	$(25,710)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,503	28,054
Amortization of operating lease right of use assets	7,497	875
Goodwill and asset impairment	4,675	8,554
Share-based compensation	13,833	9,468
Amortization of debt discount and debt issuance costs	4,890	3,256
Gain from insurance recoveries	(18,660)	—
Gain on sale-leaseback	(53,425)	—
Loss on assets and liabilities measured at fair value	21,280	—
Loss on extinguishment of debt	19,419	—
Deferred income taxes	(1,296)	(6,209)
Change in value of naming rights liabilities	1,371	—
Change in contingent consideration payable	(14,830)	—
Gain on bargain purchases, net of adjustments	(23,075)	—
Other operating activities	4,715	162
Changes in current operating assets and liabilities	(6,544)	(16,739)
Net cash provided by operating activities	70,843	1,711
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(371,655)	(275,947)
Proceeds from sale-leaseback	144,000	—
Deposit for pending acquisition of Bally’s Quad Cities Casino & Hotel	—	(4,000)
Foreign exchange forward contract premiums	(22,592)	—
Capital expenditures	(67,158)	(8,566)
Insurance proceeds from hurricane damage	18,660	—
Other investing activities	(3,382)	—
Net cash used in investing activities	(302,127)	(288,513)
Cash flows from financing activities:
Issuance of common stock, net	667,872	—
Revolver borrowings	275,000	250,000
Revolver payments	(85,000)	(250,000)
Term loan proceeds, net of fees of $0 and $13,820, respectively	—	261,180
Term loan repayments	(4,313)	(2,938)
Senior note proceeds, net of fees of $12,998	1,487,003	—
Senior note repayments	(210,000)	—
Payment of redemption premium on debt extinguishment	(14,175)	—
Payment of financing fees	(9,968)	(1,117)
Share repurchases	—	(33,292)
Issuance of Sinclair penny warrants	50,000	—
Payment of shareholder dividends	—	(3,199)
Share redemption for tax withholdings - restricted stock	(1,323)	(2,564)
Stock options exercised	301	84
Net cash provided by financing activities	2,155,397	218,154
Effect of foreign currency on cash and cash equivalents	(41,651)	—
Net change in cash and cash equivalents and restricted cash	1,882,462	(68,648)
Cash and cash equivalents and restricted cash, beginning of period	126,555	185,502
Cash and cash equivalents and restricted cash, end of period	$2,009,017	$116,854
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$51,396	$33,627
Cash paid for income taxes, net of refunds	35,736	4,385
Non-cash investing and financing activities:
Unpaid property and equipment	$2,974	$388
Stock and equity instruments issued for acquisition of SportCaller and Monkey Knife Fight	197,383	—
Acquisitions in exchange for contingent liability	58,685	—
Deferred purchase price payable	14,071	—
Deposit applied to acquisition purchase price	4,000	—
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    GENERAL INFORMATION

Organization

Bally’s Corporation (the “Company” or “Bally’s”) is a U.S. full-service sports betting/iGaming company with physical casinos and online gaming solutions united under a single, prominent brand. The Company, through its wholly owned subsidiary Twin River Management Group, Inc. (“TRMG”), owns or manages the following properties:

Property by Segment(1)	Location	Type	Built/Acquired
East
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)	Lincoln, Rhode Island	Casino and Resort	2007
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)	Tiverton, Rhode Island	Casino and Hotel	2018
Dover Downs Hotel & Casino (“Dover Downs”)	Dover, Delaware	Casino, Hotel and Raceway	2019
Bally’s Atlantic City	Atlantic City, New Jersey	Casino and Hotel	2020
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)	Evansville, Indiana	Casino and Hotel	2021
West
Hard Rock Hotel & Casino (“Hard Rock Biloxi”)	Biloxi, Mississippi	Casino and Resort	2014
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi	Casino and Hotel	2020
Bally’s Kansas City Casino (“Bally’s Kansas City”)	Kansas City, Missouri	Casino	2020
Bally’s Black Hawk (2)	Black Hawk, Colorado	Three Casinos	2020
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)	Shreveport, Louisiana	Casino and Hotel	2020
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada	Casino and Resort	2021
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)	Rock Island, Illinois	Casino and Hotel	2021
__________________________________
(1) During the second quarter of 2021, the Company updated its reportable segments to better align with its strategic growth initiatives in light of recent and pending acquisitions. Refer to Note 17 “Segment Reporting” for further information.
(2) Includes the recently rebranded Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino (previously Golden Gulch Casino).

In addition to the properties noted above, the Company also owns the Bally’s Arapahoe Park racetrack and 13 off-track betting licenses (“Bally’s Arapahoe Park”) in Aurora, Colorado.

Under the Bally Interactive division, the Company owns and manages Bally Interactive, formerly Bet.Works, a U.S. based sports betting platform provider, Horses Mouth Limited (“SportCaller”), a leading Business-to-Business (“B2B”) free-to-play game provider for sports betting and media companies across North America, the UK, Europe, Asia, Australia, LATAM and Africa, Monkey Knife Fight (“MKF”), a North American gaming platform and daily fantasy sports operator, the Association of Volleyball Professionals (“AVP”), a premier professional beach volleyball organization and host of the longest-running domestic beach volleyball tour in the United States, and Telescope Inc. (“Telescope”), a leading provider of real-time audience engagement solutions for live events, gamified second screen experiences and interactive livestreams. On October 1, 2021, the Company completed the acquisition of Gamesys Group, Plc. (“Gamesys”), a leading international online gaming operator that provides entertainment to a global consumer base.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BALY.”

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The financial statements of our foreign subsidiary is translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in net income (loss).

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

Correction of Cash Flow Classification

Subsequent to the issuance of the Company’s Form 10-Q for the quarterly period ended June 30, 2021, the Company concluded that the $144.0 million in proceeds from the sale-leaseback of the Company’s Dover property were incorrectly classified as cash provided by financing activities rather than cash provided by investing activities within the Company’s unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2021. The accompanying unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2021 correctly reflects such amount as cash provided by investing activities.

The Company will correct the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2021 when it files its Form 10-Q for the quarterly period ended June 30, 2022 with the SEC. The correction of this error had no effect on the Company’s net cash provided by operating activities or the accompanying unaudited condensed consolidated balance sheet, unaudited condensed consolidated statement of operations, unaudited condensed consolidated statement of comprehensive income, or unaudited condensed consolidated statement of Stockholders’ equity as of and for the three and nine months ended September 30, 2021.

Acquisition of Gamesys Group, Plc.

On October 1, 2021, the Company completed its acquisition of Gamesys for 9,773,537 shares of Bally’s common stock and approximately £1.554 billion in cash (the “Acquisition”).

Based on the October 1, 2021 closing price of $53.08 per share of the Company’s common stock, and a foreign exchange rate of 1.354, the aggregate consideration paid to former Gamesys shareholders in connection with the Acquisition was approximately $2.62 billion. Consideration paid includes $518.8 million in shares and $2.10 billion in cash.

In connection with the Acquisition, the Company refinanced its and Gamesys’ debt with, among other sources, the proceeds of the senior notes offering completed in August 2021, a new bank credit facility entered into on October 1, 2021 and the Company’s common stock offering completed in April 2021. See Note 11 “Long-Term Debt” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Given the short period of time from the completion of the Acquisition, the date of these condensed consolidated financial statements and the size and complexity of the transaction, the initial accounting for the business combination is incomplete at this time. The Company is not able to provide the valuation of certain components of consideration transferred or provide the allocation of consideration paid to the assets acquired or liabilities assumed. The Company will reflect the preliminary purchase price allocation in its consolidated financial statements for the year ending December 31, 2021.

Gamesys' Chief Executive Officer, Lee Fenton, became Bally’s Chief Executive Officer and joined Bally’s Board of Directors in the class of directors with a term that expires at Bally’s 2023 annual shareholders meeting. George Papanier became President, Retail, the head of Bally’s on-land business, and remains a member of Bally’s Board of Directors.

COVID-19 Pandemic

The COVID-19 pandemic significantly impacted the Company’s business. As of March 16, 2020, all of the Company’s properties at the time were closed as a result of the COVID-19 pandemic. The Company’s properties began to reopen in mid-2020 in some capacity and remained open for the rest of 2020, with the exception of Bally’s Twin River and Bally’s Tiverton, each of which closed again from November 29, 2020 through December 20, 2020. As of September 30, 2021, the Company’s properties have returned to full capacity with minimal restrictions. Although the Company is experiencing positive trends as a result of the reopening of its properties, the COVID-19 pandemic is ongoing and future developments, which are uncertain and cannot be predicted at this time, could have a material negative impact on operations.

2.    SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents and Restricted Cash

The Company considers all cash balances and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

As of September 30, 2021 and December 31, 2020, restricted cash was $1.84 billion and $3.1 million, respectively. The balance at September 30, 2021 includes $1.49 billion of proceeds from the senior notes offering, explained in Note 11 “Long-Term Debt,” and $667.9 million of cash proceeds from the Company’s April 2021 common stock offering, which were classified as restricted for use in the Acquisition. These amounts were held in escrow in GBP and were translated to USD using the foreign exchange rate as of September 30, 2021, resulting in a foreign exchange translation loss reflected within other comprehensive loss for the three months ended September 30, 2021. In addition, restricted cash was comprised of video lottery terminal (“VLT”) and table games cash payable to the State of Rhode Island and certain cash accounts at other properties, which is unavailable for the Company’s use. The following table reconciles cash and restricted cash in the condensed consolidated balance sheets to the total shown on the condensed consolidated statements of cash flows.

	September 30,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$164,259	$123,445
Restricted cash	1,844,758	3,110
Total cash and cash equivalents and restricted cash	$2,009,017	$126,555

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Amounts due from Rhode Island and Delaware(1)	$8,674	$3,880
Gaming receivables	11,195	7,893
Non-gaming receivables	23,483	6,092
Accounts receivable	43,352	17,865
Less: Allowance for doubtful accounts	(3,582)	(3,067)
Accounts receivable, net	$39,770	$14,798
__________________________________
(1) Represents the Company’s share of VLT and table games revenue for Bally’s Twin River and Bally’s Tiverton due from the State of Rhode Island and from the State of Delaware for Dover Downs.

Property and Equipment

Property and equipment are recorded at cost. Property and equipment obtained in connection with acquisitions is valued at its estimated fair value as of the date of acquisition. Additions subsequent to the acquisition date are recorded at cost.

Property and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Expenditures for renewals and betterments that extend the life or value of an asset are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. The costs and related accumulated depreciation applicable to assets sold or disposed are removed from the balance sheet accounts and the resulting gains or losses are reflected in the condensed consolidated statements of operations.

Development costs directly associated with the acquisition, development and construction of a project are capitalized as a cost of the project during the periods in which activities necessary to prepare the property for its intended use are in progress. Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. During the three and nine months ended September 30, 2021 and 2020, there was no capitalized interest.

As of September 30, 2021 and December 31, 2020, property and equipment was comprised of the following:

(in thousands)	Estimated Useful Life (in years)	September 30, 2021	December 31, 2020
Land		$75,328	$78,506
Land improvements	3-20	34,054	29,965
Building and improvements	5-40	633,086	635,145
Equipment	1-10	169,483	125,667
Furniture and fixtures	3-10	41,030	30,277
Construction in process		22,574	8,799
Total property, plant and equipment		975,555	908,359
Less: Accumulated depreciation		(194,899)	(159,330)
Property and equipment, net		$780,656	$749,029

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Construction in process relates to costs capitalized in conjunction with major improvements that have not yet been placed in service, and accordingly are not currently being depreciated. The construction in process balance at September 30, 2021 includes $10.5 million of costs associated with the various capital projects at Bally’s Atlantic City, Bally Interactive, Bally’s Kansas City, the Rhode Island properties, and Hard Rock Biloxi, as well as $5.3 million of costs associated with software development within our Interactive division. The construction in process balance at December 31, 2021 included costs associated with various capital projects in process, primarily at Hard Rock Biloxi and Dover Downs.

Depreciation expense relating to property and equipment for the three months ended September 30, 2021 and 2020 was $13.5 million and $8.9 million, respectively. Depreciation expense relating to property and equipment for the nine months ended September 30, 2021 and 2020 was $37.4 million and $23.9 million, respectively.
Gain from insurance recoveries, net of losses

Gain from insurance recoveries, net of losses relate to losses incurred resulting from storms impacting the Company’s properties, net of insurance recovery proceeds. During the three and nine months ended September 30, 2021, the Company recorded gain from insurance recoveries, net of losses, of $7.9 million and $19.2 million, respectively, primarily attributable to insurance proceeds received due to the effects of Hurricane Zeta, which made landfall in Louisiana shutting down the Company’s Hard Rock Biloxi property for three days during the fourth quarter of 2020. During the three and nine months ended September 30, 2020, we recorded a gain on insurance recoveries of $10,000 and $1.0 million, respectively, related to proceeds received for a damaged roof at the Bally’s Arapahoe Park racetrack.

Long-lived Assets

The Company reviews its long-lived assets, other than goodwill and intangible assets not subject to amortization, for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is still under development, the analysis includes the remaining construction costs. Cash flows expected to be generated by the related assets are estimated over the assets’ useful lives based on updated projections. If the evaluation indicates that the carrying amount of an asset may not be recoverable, the potential impairment is measured based on a fair value discounted cash flow model. In connection with its rebranding initiatives, as decisions are made, it is possible that the Company could be required to record impairment charges which could be material. During the second quarter of 2021, the Company recorded an impairment charge on certain of its intangible assets as a result of the Company’s rebranding. Refer to Note 6 “Goodwill and Intangible Assets” for further information.

Strategic Partnership - Sinclair Broadcast Group

On November 18, 2020, the Company and Sinclair Broadcast Group, Inc. (“Sinclair”) entered into a Framework Agreement (the “Sinclair Agreement”), which provides for a long-term strategic relationship between the Company and Sinclair combining Bally’s integrated, proprietary sports betting technology with Sinclair’s portfolio of local broadcast stations and live regional sports networks and its Tennis Channel, Stadium sports network and STIRR streaming service, whereby the Company will receive naming rights to the regional sports networks and certain integrations to network programming in exchange for annual fees paid in cash, the issuance of warrants and options, and an agreement to share in certain tax benefits resulting from the Transaction with Sinclair (the “TRA”). The initial term of the agreement is ten years from the commencement date of the re-branded Sinclair regional sports networks and can be renewed for one additional 5-year term unless either the Company or Sinclair elect not to renew.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Naming Rights Intangible Asset - Under the terms of the Sinclair Agreement, the Company is required to pay annual naming rights fees to Sinclair for naming rights of the regional sports networks which escalate annually and total $88.0 million over the 10-year term of the agreement beginning April 1, 2021. The Company accounted for this transaction as an asset acquisition in accordance with the “Acquisition of Assets Rather Than a Business” subsections of Accounting Standards Codification (“ASC”) 805-50 using a cost accumulation model. The naming rights intangible asset represents the consideration transferred on the acquisition date comprised of the present value of annual naming rights fees, the fair value of the warrants and options and an estimate of the Tax Receivable Agreement payments, each explained below. The naming rights intangible asset was $323.7 million and $338.2 million as of September 30, 2021 and December 31, 2020, respectively. Amortization began on April 1, 2021, the commencement date of the re-branded Sinclair regional sports networks, and was $8.6 million and $17.2 million for the three and nine months ended September 30, 2021, respectively. Refer to Note 6 “Goodwill and Intangible Assets” for further information.

Naming Rights Fees - The present value of the annual naming rights fees was recorded as part of the cost of the naming rights intangible asset with a corresponding liability which will be accreted through interest expense over the life of the agreement. The total value of the liability as of September 30, 2021 and December 31, 2020 was $58.3 million and $56.6 million, respectively. The short-term portion of the liability, which was $2.0 million as of September 30, 2021 and December 31, 2020, is recorded within “Accrued liabilities” and the long-term portion of the liability, which was $56.3 million and $54.6 million as of September 30, 2021 and December 31 2020, respectively, is recorded within “Naming rights liabilities” in the condensed consolidated balance sheets. Accretion expense for the three and nine months ended September 30, 2021 was $1.1 million and $3.2 million respectively, and was reported in “Interest expense, net of amounts capitalized” in the condensed consolidated statements of operations.

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

Penny Warrants. The Penny Warrants were determined to be an equity classified instrument because they are indexed to the Company’s own stock and met the conditions to be classified as equity under ASC 815, Derivatives and Hedging, including sufficient available shares for the Company to settle the exercise of the warrants in shares. The fair value of the Penny Warrants approximates the fair value of the underlying shares and was $150.4 million on November 18, 2020 at issuance, and was recorded to “Additional paid-in-capital” in the condensed consolidated balance sheets, with an offset to the naming rights intangible asset.

Performance Warrants. The Performance Warrants are accounted for as a derivative liability because the underlying performance metrics represent an adjustment to the settlement amount that is not indexed to the Company’s own stock and thus equity classification is precluded under ASC 815. The fair value as of September 30, 2021 and December 31, 2020 was $88.0 million and $88.1 million, respectively, and is recorded within “Naming Rights liabilities” of the condensed consolidated balance sheets. Refer to Note 7 “Derivative Instruments” for further information.

Options. As of December 31, 2020, the Options were accounted for as a derivative liability because the Options could have been required to be settled in cash, outside the Company’s control, prior to formal stockholder approval. The fair value of the Options as of December 31, 2020 was $58.2 million. Upon stockholder approval on January 27, 2021, the Options met the criteria to be classified as equity, at which point, the Options were adjusted to fair value and $59.7 million was reclassified from “Naming rights liabilities” to “Additional paid-in-capital” in the condensed consolidated balance sheet. The increase in fair value of the Options from December 31, 2020 through January 27, 2021 was $1.5 million and resulted in a mark to market loss in the first quarter of 2021, reported in “Change in value of naming rights liabilities” in the condensed consolidated statements of operations. Refer to Note 7 “Derivative Instruments” for further information

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Tax Receivable Agreement - The Company is required to share 60% of the tax benefit the Company receives from the Penny Warrants, Options, Performance Warrants and payments under the TRA with Sinclair over the term of the agreement as tax benefit amounts are determined through the filing of the Company’s annual tax returns. Changes in estimate of the tax benefit to be realized and tax rates in effect at the time, among other changes, are treated as an adjustment to the naming rights intangible asset. As of September 30, 2021, the estimate of the TRA liability was $45.7 million, reflecting an increase of $2.7 million from the December 31, 2020 value of $43.0 million, and is included in “Naming rights liabilities” in the condensed consolidated balance sheets. The change in value of the TRA liability is included in “Change in value of naming rights liabilities” in the condensed consolidated statements of operations.

3.    RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

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

4.    REVENUE RECOGNITION

The Company accounts for revenue earned from contracts with customers under ASC 606, Revenue from Contracts with Customers. The Company generates revenue from five principal sources: gaming services, hotel, racing, food and beverage and other.

Gaming revenue includes the share of VLT revenue for Bally’s Twin River and Bally’s Tiverton, in each case, as determined by each property’s respective master VLT contracts with the State of Rhode Island. Bally’s Twin River is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share of VLT revenue generated from units in excess of 3,002 units. Beginning July 1, 2021, Bally’s Twin River is entitled to an additional 7.00% share of revenue on VLTs owned by the Company. Bally’s Tiverton is entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Bally’s Twin River. Gaming revenue also includes Bally’s Twin River’s and Bally’s Tiverton’s share of table games revenue. Bally’s Twin River and Bally’s Tiverton each were entitled to an 83.5% share of table games revenue generated as of September 30, 2021 and 2020. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming services on behalf of the State of Rhode Island.

Gaming revenue also includes Dover Downs’ share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Dover Downs is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of September 30, 2021 and 2020, Dover Downs was entitled to an approximately 42% share of VLT revenue and an 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis, which is the percentage share of VLT and table games revenue received, as the Company acts as an agent in operating the gaming services on behalf of the State of Delaware.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Gaming revenue also includes the casino revenue of Hard Rock Biloxi, Bally’s Black Hawk, beginning January 23, 2020, Bally’s Kansas City and Bally’s Vicksburg, beginning July 1, 2020, Bally’s Atlantic City, beginning November 18, 2020, Bally’s Shreveport, beginning December 23, 2020, Bally’s Lake Tahoe, beginning April 6, 2021, Bally’s Evansville, beginning June 3, 2021, and Bally’s Quad Cities, beginning June 14, 2021, which is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips outstanding and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of credits played, are charged to revenue as the amount of the progressive jackpots increase.

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

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Hotel	$18,410	$3,962	$37,813	$9,710
Food and beverage	18,505	4,082	44,334	12,989
Other	2,513	464	4,923	2,270
	$39,428	$8,508	$87,070	$24,969
During 2020, the Company entered into several multi-year agreements with third-party operators for online sports betting and iGaming market access in the states of Colorado and New Jersey from which the Company has received or expects to receive one-time, up front market access fees in cash or equity securities (specific to one operator agreement) and certain other fees in cash generally based on a percentage of the gross gaming revenue generated by the operator, with certain annual minimum guarantees due to the Company. The one-time market access fees received have been recorded as deferred revenue and will be recognized as gaming revenue ratably over the respective contract terms, beginning with the commencement of operations of each respective agreement. The Company recognized commissions in certain states from online sports betting and iGaming which are included in gaming revenue for the nine months ended September 30, 2021. Deferred revenue associated with third-party operators for online sports betting and iGaming market access was $8.7 million as of September 30, 2021 and is included in “Accrued liabilities” and “Other long-term liabilities” in the condensed consolidated balance sheets.
Racing revenue includes Bally’s Twin River’s, Bally’s Tiverton’s, Bally’s Arapahoe Park’s and Dover Downs’ share of wagering from live racing and the import of simulcast signals. Racing revenue is recognized when the wager is complete based on an established take-out percentage. The Company functions as an agent to the pari-mutuel pool. Therefore, fees and obligations related to the Company’s share of purse funding, simulcasting fees, tote fees, pari-mutuel taxes, and other fees directly related to the Company’s racing operations are reported on a net basis and included as a deduction to racing revenue.

Hotel revenue is recognized at the time of occupancy, which is when the customer obtains control through occupancy of the room. Advance deposits for hotel rooms are recorded as liabilities until revenue recognition criteria are met.

Food and beverage revenue are recognized at the time the goods are sold from Company-operated outlets.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

All other revenues, including market access, daily fantasy sports and B2B service revenue generated by the Bally Interactive operating segment, are recognized at the time the goods are sold or the service is provided.

Sales tax and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not included in revenue or operating expenses.

In the second quarter of 2021, the Company changed its reportable segments to better align with its strategic growth initiatives in light of recent and pending acquisitions. Refer to Note 17 “Segment Reporting” for further information. The following tables provide a disaggregation of revenue by segment:

(in thousands)	East	West	Other	Total
Three Months Ended September 30, 2021
Gaming	$131,338	$95,674	$582	$227,594
Racing	306	—	1,716	2,022
Hotel	17,883	15,020	—	32,903
Food and beverage	18,324	11,166	14	29,504
Other	9,124	2,743	10,889	22,756
Total revenue	$176,975	$124,603	$13,201	$314,779

Three Months Ended September 30, 2020
Gaming	$50,250	$46,338	$—	$96,588
Racing	68	—	1,616	1,684
Hotel	2,398	4,476	—	6,874
Food and beverage	3,230	3,659	—	6,889
Other	3,119	1,427	43	4,589
Total revenue	$59,065	$55,900	$1,659	$116,624

Nine Months Ended September 30, 2021
Gaming	$308,490	$275,928	$1,373	$585,791
Racing	1,696	—	4,897	6,593
Hotel	35,813	32,464	—	68,277
Food and beverage	41,394	26,952	40	68,386
Other	21,065	7,846	16,820	45,731
Total revenue	$408,458	$343,190	$23,130	$774,778

Nine Months Ended September 30, 2020
Gaming	$114,779	$81,412	$—	$196,191
Racing	1,115	—	3,702	4,817
Hotel	6,462	10,173	—	16,635
Food and beverage	14,525	9,350	—	23,875
Other	9,967	3,104	107	13,178
Total revenue	$146,848	$104,039	$3,809	$254,696
Revenue included in operations from SportCaller from the date of its acquisition, February 5, 2021, MKF from the date of its acquisition, March 23, 2021, Bally Interactive from the date of its acquisition, May 28, 2021, AVP from the date of its acquisition, July 12, 2021, and Telescope from the date of its acquisition, August 12, 2021, each through September 30, 2021 are reported in “Other.” Revenue included in operations from Bally’s Lake Tahoe from the date of acquisition, April 6, 2021, and Bally’s Quad Cities from the date of its acquisition, June 14, 2021, through September 30, 2021, are reported in “West.” Revenue included in operations from Bally’s Evansville from the date of its acquisition, June 3, 2021, through September 30, 2021, is reported in “East.” Refer to Note 5. “Acquisitions” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays, and amounts due from tracks and off track betting (“OTB”) locations. The Company’s receivables related to contracts with customers were $27.0 million and $12.0 million as of September 30, 2021 and December 31, 2020, respectively.

Contract and Contract Related Liabilities

The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, advance deposits made for goods and services yet to be provided, and unpaid wagers. All of the contract liabilities are short-term in nature. Loyalty program incentives earned by customers are typically redeemed within one year from when they are earned and expire if a customer’s account is inactive for more than 12 months; therefore, the majority of these incentives outstanding at the end of a period will either be redeemed or expire within the next 12 months. While properties were operating at limited capacity, many extended the expiration dates for tiered status programs or temporarily suspended periodic purges of unused loyalty points. As properties have resumed operations at full capacity, many have reinstated their pre-COVID-19 practices or put new loyalty programs into place.

The Company’s contract liabilities related to loyalty programs were $17.7 million and $15.5 million as of September 30, 2021 and December 31, 2020, respectively, and are included as “Accrued liabilities” in the condensed consolidated balance sheets. The Company recognized $5.8 million and $1.4 million of revenue related to loyalty program redemptions for the three months ended September 30, 2021 and 2020, respectively, and $18.0 million and $3.7 million for the nine months ended September 30, 2021 and 2020.

Advance deposits are typically for future banquet events, hotel room reservations and interactive player deposits. The banquet and hotel reservation deposits are usually received weeks or months in advance of the event or hotel stay. The Company holds restricted cash for interactive player deposits, and records a corresponding withdrawal liability. The Company’s contract liabilities related to advance deposits from customers were $3.9 million and $1.0 million as of September 30, 2021 and December 31, 2020, respectively, and are included as “Accrued liabilities” in the condensed consolidated balance sheets.

Unpaid wagers include unpaid pari-mutuel tickets and unpaid sports bet tickets. Unpaid pari-mutuel tickets not claimed within 12 months by the customer who earned them are escheated to the state. The Company’s contract liabilities related to unpaid wagers were $1.9 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively, and are included as “Accrued liabilities” in the condensed consolidated balance sheets.

5.    ACQUISITIONS

Recent Acquisitions

The Company accounted for all of the following recent acquisitions as business combinations using the acquisition method with Bally’s as the accounting acquirer in accordance with ASC 805. Under this method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed of the acquiree based upon their estimated fair values at the acquisition date. The fair value of the identifiable intangible assets acquired are determined by using an income approach. Significant assumptions utilized in the income approach are based on company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The purchase price allocation for the acquisitions of Bally’s Atlantic City, Bally’s Shreveport, Bally’s Lake Tahoe, Bally’s Evansville, Bally’s Quad Cities, SportCaller, Monkey Knife Fight, Bally Interactive, AVP and Telescope, are preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such finalizations will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible assets acquired and liabilities assumed.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company recorded transaction costs related to its recent and pending acquisitions of $6.8 million and $37.5 million during the three and nine months ended September 30, 2021, respectively, and $2.7 million and $7.0 million during the three and nine months ended September 30, 2020, respectively. These costs are included in “Acquisition, integration and restructuring” in the condensed consolidated statements of operations. Refer to Note 10 “Acquisition, Integration and Restructuring” for further information.

Bally’s Kansas City and Bally’s Vicksburg

On July 1, 2020, the Company completed its acquisition of the operations and real estate of Bally’s Kansas City and Bally’s Vicksburg from affiliates of Caesars Entertainment, Inc. (“Caesars”). The total consideration paid by the Company in connection with the acquisition was approximately $229.9 million, or $225.5 million net of cash acquired, excluding transaction costs.

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed as of July 1, 2020 in connection with the acquisitions:

	As of July 1, 2020
(in thousands)	Preliminary as of December 31, 2020	Year to Date Adjustments	Final as of September 30, 2021
Cash and cash equivalents	$4,362	$—	$4,362
Accounts receivable, net	582	—	582
Inventory	164	—	164
Prepaid expenses and other current assets	686	(256)	430
Property and equipment, net	60,865	—	60,865
Right of use asset	10,315	—	10,315
Intangible assets, net	138,160	—	138,160
Other assets	117	—	117
Goodwill	53,896	380	54,276
Accounts payable	(614)	—	(614)
Accrued liabilities	(3,912)	(236)	(4,148)
Lease liability	(34,452)	—	(34,452)
Other long-term liabilities	(306)	112	(194)
Total purchase price	$229,863	$—	$229,863

Revenue included in operations from Bally’s Kansas City and Bally’s Vicksburg for the three and nine months ended September 30, 2021 was $30.9 million and $91.4 million, respectively. Net income included in operations from Bally’s Kansas City and Bally’s Vicksburg for the three and nine months ended September 30, 2021 was $4.3 million and $16.9 million, respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Bally’s Atlantic City on November 18, 2020. There were no purchase accounting adjustments recorded during the nine months ended September 30, 2021.

(in thousands)	Preliminary as of September 30, 2021
Cash and cash equivalents	$8,651
Accounts receivable, net	1,122
Inventory	721
Prepaid expenses and other current assets	1,402
Property and equipment, net	40,898
Intangible assets, net	1,120
Accounts payable	(3,131)
Accrued liabilities	(7,983)
Deferred income tax liabilities	(11,132)
Net assets acquired	31,668
Bargain purchase gain	(32,595)
Total purchase price	$(927)

The identifiable intangible assets recorded in connection with the closing of the Bally’s Atlantic City acquisition based on preliminary valuations include rated player relationships of $0.9 million and hotel and conference pre-bookings of $0.2 million, which are being amortized on a straight-line basis over estimated useful lives of approximately eight years and three years, respectively. The Company determined that the value of the intangible asset related to gaming licenses was de minimis, primarily due to the previously mentioned capital expenditure commitment required to obtain the licenses. The preliminary fair value of the identifiable intangible assets acquired was determined by using a cost approach and an income approach for the rated player relationships and pre-bookings, respectively.

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

Revenue included in operations from Bally’s Atlantic City for the three and nine months ended September 30, 2021 was $46.8 million and $108.4 million, respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Bally’s Shreveport Casino & Hotel

On December 23, 2020, the Company completed its acquisition of Bally’s Shreveport for a total purchase price of approximately $137.2 million. Cash paid by the Company at closing, net of $5.0 million of cash acquired and offset by a receivable of $0.8 million resulting from a net working capital adjustment, was $133.1 million, excluding transaction costs.

The identifiable intangible assets recorded in connection with the closing of the Bally’s Shreveport acquisition based on preliminary valuations include gaming licenses of $57.7 million with an indefinite life and rated player relationships of $0.4 million, which are being amortized on a straight-line basis over estimated useful lives of approximately eight years. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach.

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Bally’s Shreveport on December 23, 2020. There were no purchase accounting adjustments recorded during the nine months ended September 30, 2021.

(in thousands)	Preliminary as of September 30, 2021
Cash and cash equivalents	$4,980
Accounts receivable, net	1,936
Inventory	495
Prepaid expenses and other current assets	245
Property and equipment, net	125,822
Right of use assets	9,260
Intangible assets, net	58,140
Other assets	403
Accounts payable and Accrued liabilities	(6,138)
Lease liability	(14,540)
Deferred tax liability	(11,457)
Other long-term liabilities	(680)
Net assets acquired	168,466
Bargain purchase gain	(31,276)
Total purchase price	$137,190

Based on the preliminary purchase price allocation, the fair value of the assets acquired and liabilities assumed exceed the purchase price consideration and therefore, a bargain purchase gain of $31.3 million was recorded during the fourth quarter of 2020. The Company believes that it was able to acquire the net assets of Bally’s Shreveport for less than fair value as a result of a distressed sale whereby Eldorado was required by the Federal Trade Commission to divest the Bally’s Shreveport property prior to its merger with Caesars coupled with the timing of the agreement to purchase which was in the middle of COVID-19 related shutdowns of casinos in the United States.

Revenue included in operations from Bally’s Shreveport for the three and nine months ended September 30, 2021 was $28.7 million and $90.6 million, respectively. Net income included in operations from Bally’s Shreveport for the three and nine months ended September 30, 2021 was $4.0 million and $16.5 million, respectively.

Bally’s Lake Tahoe Casino Resort

On April 6, 2021, the Company acquired Bally’s Lake Tahoe, formerly MontBleu Resort Casino & Spa, in Lake Tahoe, Nevada from Eldorado and certain of its affiliates for $14.2 million, payable one year from the closing date and subject to customary post-closing adjustments. The deferred purchase price is included within “Accrued liabilities” of the condensed consolidated balance sheet.

BALLY’S CORPORATION
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

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Bally’s Lake Tahoe on April 6, 2021:

	As of April 6, 2021
(in thousands)	Preliminary as of June 30, 2021	Year to Date Adjustments	Preliminary as of September 30, 2021
Total current assets	$5,089	$—	$5,089
Property and equipment, net	6,361	—	6,361
Right of use assets, net	57,017	—	57,017
Intangible assets, net	5,430	—	5,430
Accounts payable and Accrued liabilities	(3,095)	(307)	(3,402)
Lease liability	(52,927)	—	(52,927)
Other long-term liabilities	(1,127)	—	(1,127)
Net assets acquired	16,748	(307)	16,441
Bargain purchase gain	(2,576)	307	(2,269)
Total purchase price	$14,172	$—	$14,172

Based on the preliminary purchase price allocation, the fair value of the assets acquired and liabilities assumed exceed the purchase price consideration and therefore, a bargain purchase gain of $2.6 million was recorded during the second quarter ended June 30, 2021. An adjustment of $0.3 million, reducing the bargain purchase gain to $2.3 million, was recorded in the third quarter ended September 30, 2021. The original agreement to acquire Bally’s Lake Tahoe from Eldorado was made concurrently with the agreement of Bally’s Shreveport and the Company believes that it was able to acquire Bally’s Lake Tahoe for less than fair value as a result of a distressed sale prior to Eldorado’s merger by Caesars, as noted above.

Revenue included in operations from Bally’s Lake Tahoe for the three and nine months ended September 30, 2021 was $11.3 million and $21.0 million, respectively. Net income included in operations from Bally’s Lake Tahoe for the three and nine months ended September 30, 2021 was $0.5 million and $1.0 million, respectively.

Bally’s Evansville

On June 3, 2021, the Company completed the acquisition of the Bally’s Evansville casino operations from Caesars. The total purchase price was $139.7 million, subject to customary adjustments. Cash paid by the Company at closing, net of $9.4 million cash acquired and offset by a payable of $1.7 million resulting from a net working capital adjustment, was $128.1 million, excluding transaction costs.

In connection with the acquisition of the Bally’s Evansville casino operations, the Company entered into a sale-leaseback arrangement with an affiliate of Gaming & Leisure Properties, Inc. (“GLPI”) for the Dover Downs property. Refer to Note 12 “Leases” for further information.

The identifiable intangible assets recorded in connection with the closing of the Bally’s Evansville acquisition based on preliminary valuations include gaming licenses of $153.6 million with an indefinite life and rated player relationships of $0.6 million which are being amortized on a straight-line basis over an estimated useful life of approximately eight years. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Bally’s Evansville on June 3, 2021:

	As of June 3, 2021
(in thousands)	Preliminary as of June 30, 2021	Year to Date Adjustments	Preliminary as of September 30, 2021
Cash and cash equivalents	$9,355	$—	$9,355
Accounts receivable, net	1,492	(18)	1,474
Inventory and Prepaid expenses and other current assets	1,212	(10)	1,202
Property and equipment, net	12,325	—	12,325
Right of use assets, net	285,772	—	285,772
Intangible assets, net	154,210	—	154,210
Other assets	468	—	468
Accounts payable and Accrued liabilities	(10,568)	(70)	(10,638)
Lease liability	(285,772)	—	(285,772)
Deferred tax liability	(7,469)	—	(7,469)
Other long-term liabilities	(310)	—	(310)
Net assets acquired	160,715	(98)	160,617
Bargain purchase gain	(21,537)	628	(20,909)
Total purchase price	$139,178	$530	$139,708

Based on the preliminary purchase price allocation, the fair value of the assets acquired and liabilities assumed exceed the purchase price consideration and therefore, a bargain purchase gain of $21.5 million was recorded during the second quarter ended June 30, 2021. An adjustment of $0.6 million, reducing the bargain purchase gain to $20.9 million, was recorded in the third quarter ended September 30, 2021. The Company believes it was able to acquire Bally’s Evansville for less than fair value as a result of a distressed sale prior to Eldorado’s merger with Caesars, as noted above.

Revenue included in operations from Bally’s Evansville for the three and nine months ended September 30, 2021 was $40.1 million and $51.8 million, respectively. Net income included in operations from Bally’s Evansville for the three and nine months ended September 30, 2021 was $4.3 million and $5.1 million, respectively.

Bally’s Quad Cities Casino & Hotel

On June 14, 2021, the Company completed its acquisition of Bally’s Quad Cities in Rock Island, Illinois. Pursuant to the terms of the Equity Purchase Agreement, the Company has acquired all of the outstanding equity securities of The Rock Island Boatworks, Inc., for a purchase price of $118.9 million in cash, subject to customary post-closing adjustments. Cash paid by the Company at closing, net of $3.2 million cash acquired, the $4.0 million deposit paid in the third quarter of 2020 and offset by a receivable of $0.3 million resulting from a networking capital adjustment, was $112.3 million, excluding transaction costs.

The identifiable intangible assets recorded in connection with the closing of the Bally’s Quad Cities acquisition based on preliminary valuations include gaming licenses of $30.3 million with an indefinite life, as well as, rated player relationships and a tradename of $0.7 million and $0.2 million, respectively, which are being amortized on a straight-line basis over their estimated useful lives of approximately 9 years and 4 months, respectively. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the Bally’s Quad Cities acquisition on June 14, 2021:

	As of June 14, 2021
(in thousands)	Preliminary as of June 30, 2021	Year to Date Adjustments	Preliminary as of September 30, 2021
Cash and cash equivalents	$3,241	$(308)	$2,933
Accounts receivable, net	2,855	131	2,986
Inventory and Prepaid expenses and other current assets	844	(46)	798
Property and equipment, net	73,135	—	73,135
Intangible assets, net	31,180	—	31,180
Goodwill	14,191	402	14,593
Total current liabilities	(6,244)	(453)	(6,697)
Total purchase price	$119,202	$(274)	$118,928

Revenue included in operations from Bally’s Quad Cities for the three and nine months ended September 30, 2021 was $12.3 million and $14.6 million, respectively.

Interactive Acquisitions

SportCaller - On February 5, 2021, the Company acquired SportCaller for total consideration of $42.6 million including $24.0 million in cash, and 221,391 of the Company’s common shares at closing, pending adjustment, and up to $12.0 million in value of additional shares if SportCaller meets certain post-closing performance targets (calculated based on a USD to Euro exchange ratio of 0.8334).

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

The Company paid cash of $22.8 million, net of cash acquired, for SportCaller and MKF. Total non-cash consideration transferred for SportCaller and MKF was $135.3 million, which included $58.7 million of the fair value of contingent consideration as of the SportCaller and MKF acquisition dates. Refer to Note 8 “Fair Value Measurements” for further information.

Bally Interactive - On May 28, 2021, the Company acquired Bally Interactive, formerly Bet.Works Corp., for approximately $71.6 million in cash and 2,084,765 of the Company’s common shares, subject in each case to customary adjustments. The shareholders of Bally Interactive will not transfer any shares of Company common stock received prior to June 1, 2022 and, for the following 12 months, may transfer only up to 1% of the Company’s common stock per every 90 days.

AVP - On July 12, 2021, the Company acquired AVP, a premier professional beach volleyball organization and host of the longest-running domestic beach volleyball tour in the United States, for $10.0 million in cash, subject to customary post-closing adjustments.

Telescope - On August 12, 2021, the Company acquired an 84.16% controlling interest in Telescope, a leading provider of real-time audience engagement solutions for live events, gamified second screen experiences and interactive livestreams, for $27.7 million, subject to customary post-closing adjustments. The remaining 15.84% of Telescope is owned by certain selling shareholders and is reported as a non-controlling interest. The non-controlling interest is convertible into shares of Bally’s common stock based on a fixed exchange ratio share-settlement feature, valued using the Company’s common stock price, and is classified as permanent equity. Earnings attributable to the non-controlling interest are not material for the quarter ended September 30, 2021.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The identifiable intangible assets recorded in connection with the closing of SportCaller, MKF, Bally Interactive, AVP, and Telescope (collectively the “Bally Interactive Acquisitions”) are based on preliminary valuations and include customer relationships of $41.5 million, which are being amortized over estimated useful lives between three and ten years, developed software of $122.4 million, which is being amortized over its estimated useful lives between three and ten years, and tradenames of $3.1 million, which are being amortized over their estimated useful lives between ten and 15 years. Total goodwill recorded in connection with the Bally Interactive Acquisitions was $243.1 million.

These Bally Interactive transactions have been accounted for as business combinations using the acquisition method with Bally’s as the accounting acquirer in accordance with ASC 805.

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the Bally Interactive Acquisitions:

(in thousands)	Preliminary as of September 30, 2021
Cash and cash equivalents	$7,435
Accounts receivable, net	4,061
Prepaid expenses and other current assets	2,143
Property and equipment, net	518
Intangible assets, net	167,075
Goodwill	243,138
Total current liabilities	(13,770)
Deferred tax liability	(15,805)
Acquired non-controlling interest	(3,760)
Net investment in the Bally Interactive Acquisitions	$391,035

During the nine months ended September 30, 2021, the Company recorded purchase accounting adjustments for MKF, SportCaller and Bally Interactive, increasing intangible assets by $0.5 million and reducing goodwill and current liabilities by $0.5 million and $1.1 million, respectively.

Revenue included in operations from the Bally Interactive Acquisitions from their respective dates of acquisition, each noted above, for the three and nine months ended September 30, 2021 was $11.4 million and $18.0 million, respectively.

Supplemental Pro Forma Consolidated Information

The following table represents unaudited supplemental pro forma consolidated revenue and net (loss) income based on Bally’s Lake Tahoe and Bally’s Evansville’s historical reporting periods as if the acquisitions had occurred as of January 1, 2020. The revenue, earnings and proforma effects of other acquisitions completed during the nine months ended September 30, 2021, which include Bally’s Quad Cities and the Bally Interactive Acquisitions, are not material to results of operations, individually or in the aggregate:

	Three Months Ended	Nine Months Ended
(in thousands, except per share data)	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$159,708	$844,356	$349,100
Net income (loss)	$11,111	$(3,145)	$(46,140)
Net income (loss) per share, basic	$0.36	$(0.07)	$(1.50)
Net income (loss) per share, diluted	$0.36	$(0.07)	$(1.50)

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Pending Acquisitions

Tropicana Las Vegas

On April 13, 2021, the Company agreed to purchase the Tropicana Las Vegas Hotel and Casino in Las Vegas, Nevada (“Tropicana Las Vegas”) from GLPI valued at approximately $300 million. The purchase price for the Tropicana property’s non-land assets is $150.0 million. In addition, the Company agreed to lease the land underlying the Tropicana property from GLPI for an initial term of 50 years at an annual rent of $10.5 million, subject to increases over time. The Company and GLPI will also enter into a sale-and-leaseback transaction relating to the Company’s Black Hawk Casinos properties and the Bally’s Quad Cities property for a cash purchase price of $150.0 million payable by GLPI. The lease will have initial annual fixed rent of $12.0 million, subject to increase over time.

6.    GOODWILL AND INTANGIBLE ASSETS

The change in carrying value of goodwill by reportable segment for the nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	East	West	Other	Total
Goodwill as of December 31, 2020	$84,148	$102,831	$—	$186,979
Goodwill from current year business acquisitions	—	14,593	243,138	257,731
Effect of foreign exchange	—	—	(182)	(182)
Purchase accounting adjustments on prior year business acquisitions	—	380	—	380
Goodwill as of September 30, 2021	$84,148	$117,804	$242,956	$444,908

	East	West	Total
Goodwill as of December 31, 2019	$84,148	$48,934	$133,082
Goodwill from current year business acquisitions	—	58,743	58,743
Impairment charges	—	(5,254)	(5,254)
Goodwill as of September 30, 2020	$84,148	$102,423	$186,571
The change in intangible assets, net for the nine months ended September 30, 2021 is as follows (in thousands):

Intangible assets, net as of December 31, 2020	$663,395
Intangible assets from current year business combinations	357,895
Change in TRA	2,689
Effect of foreign exchange	(1,172)
Impairment charges	(4,675)
Other	8,677
Less: Accumulated amortization	(30,123)
Intangible assets, net as of September 30, 2021	$996,686

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s identifiable intangible assets consist of the following:

	Weighted average remaining life (in years)	September 30, 2021
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Naming rights - Sinclair(1)	9.5	$340,930	$(17,202)	$323,728
Trade names	28.0	20,439	(16,787)	3,652
Hard Rock license	25.8	8,000	(1,758)	6,242
Customer relationships	6.1	54,909	(9,876)	45,033
Developed technology	8.7	121,697	(6,273)	115,424
Other	3.4	7,522	(1,318)	6,204
Total amortizable intangible assets		553,497	(53,214)	500,283

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	476,209	$—	476,209
Bally’s trade name	Indefinite	18,981	—	18,981
Novelty game licenses	Indefinite	1,213	—	1,213
Total unamortizable intangible assets		496,403	—	496,403
Total intangible assets, net		$1,049,900	$(53,214)	$996,686
(1) Naming rights intangible asset in connection with Sinclair Agreement. Refer to Note 2 “Significant Accounting Policies” for further information. Amortization began on April 1, 2021, the commencement date of the re-branded Sinclair regional sports networks. There was no amortization expense for the year ended December 31, 2020.

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

2020 Black Hawk Casinos Impairment

Late in the first quarter of 2020, as a result of the economic and market conditions surrounding the COVID-19 pandemic and the decline in stock price and market capitalization the Company experienced at the time, the Company determined that it was more likely than not that the carrying value of all of its reporting units exceeded these units’ respective fair values and performed an interim quantitative impairment test of goodwill. Based on this analysis, the Company determined that only the carrying value of its Black Hawk Casinos reporting unit exceeded its fair value by an amount that exceeded the assigned goodwill and indefinite lived intangibles as of the acquisition date. As a result, the Company recorded a total impairment charge of $8.6 million for the nine months ended September 30, 2020, which is included in the “West” reportable segment, and was allocated between goodwill and intangible assets with charges of $5.3 million and $3.3 million, respectively. Refer to Note 5 “Acquisitions” for further information about the preliminary purchase price allocation and goodwill and intangible balance estimated as of the acquisition date.

7.    DERIVATIVE INSTRUMENTS

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

On August 20, 2021, two of the above mentioned foreign exchange forward contracts were modified, decreasing the notional amount of the GBP-denominated forward purchase commitments by £746 million to £354 million, collectively. The Company received $1.7 million upon settlement of the modification, which decreased the remaining fair value of the contracts.

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

Sinclair Agreement

As noted in Note 2 “Significant Accounting Policies,” on November 18, 2020, Bally’s entered into a long-term strategic relationship with Sinclair. The Sinclair Agreement provides for Performance Warrants and Options, the accounting for which is explained below.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The fair values of derivative assets and liabilities not designated as hedging instruments as of September 30, 2021 and December 31, 2020 are as follows:

(in thousands)	Balance Sheet Location	September 30, 2021	December 31, 2020
Assets:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$106	$—
Total Assets		$106	$—
Liabilities:
Sinclair Performance Warrants	Naming rights liabilities	$87,964	$88,119
Sinclair Options	Naming rights liabilities	—	58,198
Total Liabilities		$87,964	$146,317

The gains (losses) recognized in the condensed consolidated statement of operations for derivatives not designated as hedging instruments during the three and nine months ended September 30, 2021 are as follows:

	Condensed Consolidated Statements of Operations Location	September 30, 2021
(in thousands)		Three months ended	Nine months ended
Foreign exchange forward contracts	Other, net	$(6,003)	$(20,776)
Sinclair Performance Warrants	Change in value of naming rights liabilities	6,965	155
Sinclair Options	Change in value of naming rights liabilities	—	(1,526)

There was no gain (loss) recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2020.

8.    FAIR VALUE MEASUREMENTS

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$—	$106	$—
Other current assets	336	—	—
Total	$336	$106	$—
Liabilities:
Sinclair Performance Warrants	$—	$—	$87,964
Contingent consideration	—	—	43,691
Total	$—	$—	$131,655

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Sinclair Performance Warrants	$—	$—	$88,119
Sinclair Options	—	58,198	—
Total	$—	$58,198	$88,119

The Performance Warrants and acquisition related contingent consideration payable are Level 3 liabilities. A summary of the Level 3 activity is as follows:

( in thousands)	Performance Warrants	Contingent Consideration	Total
Beginning as of December 31, 2020	$88,119	$—	$88,119
Additions in the period (acquisition fair value)	—	58,623	58,623
Change in fair value	(155)	(14,932)	(15,087)
Ending as of September 30, 2021	$87,964	$43,691	$131,655

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contingent Consideration

Contingent consideration related to acquisitions is recorded at fair value as a liability on the acquisition date and is remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. In connection with the acquisitions of SportCaller and MKF on February 5, 2021 and March 23, 2021, respectively, the Company recorded contingent consideration at fair value of $58.6 million as of the acquisition dates. After the acquisition dates and until the contingencies are resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets which are subject to management’s estimate and the Company’s stock price. These changes in fair value are recognized within “Other, net” of the condensed consolidated statements of operations. Refer to Note 5 “Acquisitions” for further information.

Sinclair Options

As noted in Note 7 “Derivative Instruments,” as of December 31, 2020, the Sinclair Options were accounted for as a derivative liability. The fair value was based on a Black-Scholes model using Level 2 inputs, including volatility rates, risk free rates, the Company’s common stock price and expected term. Upon stockholder approval on January 27, 2021, the Options met the criteria to be classified as equity.

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
9.    ACCRUED LIABILITIES
As of September 30, 2021 and December 31, 2020, accrued liabilities consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Gaming liabilities	$41,506	$33,795
Compensation	31,673	21,708
Acquisition related liabilities and transaction services(1)	18,459	7,174
Property taxes	11,335	3,486
Bally’s trade name accrual, current portion	9,943	9,475
Insurance reserves	10,171	7,188
Purses due to horsemen	9,803	5,726
Legal	4,745	1,761
Interest payable	17,112	3,076
Other	52,536	26,666
Total accrued liabilities	$207,283	$120,055
__________________________________
(1) Includes the deferred purchase price payable for Bally’s Lake Tahoe of $14.2 million and net working capital accruals for certain recent acquisitions. Refer to Note 5 “Acquisitions” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.    ACQUISITION, INTEGRATION AND RESTRUCTURING

The following table reflects acquisition, integration and restructuring expenses the Company recorded during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Acquisition and integration costs:
Gamesys	$3,749	$—	$17,320	$—
Bally’s Evansville	329	—	6,421	—
Bally Interactive acquisitions(1)	842	—	4,833	—
Bally’s Quad Cities	162	658	1,790	658
Richmond, Virginia(2)	13	—	1,890	—
Bally’s Atlantic City	2	683	1,144	2,203
Bally’s Shreveport	37	727	964	1,758
Bally’s Lake Tahoe	82	—	947	—
Bally’s Kansas City and Bally’s Vicksburg	—	497	107	1,359
Other(3)	1,581	175	2,041	986
Total	6,797	2,740	37,457	6,964
Restructuring expense	—	—	—	20
Total acquisition, integration and restructuring	$6,797	$2,740	$37,457	$6,984
(1) Costs associated with the acquisition of SportCaller, MKF, AVP and Telescope, which are included within the Bally Interactive division.
(2) Costs associated with a proposal to develop a casino in the City of Richmond, Virginia, which the Company is no longer pursuing.
(3) Includes costs in connection with the development of a casino in Centre County, Pennsylvania in addition to the acquisitions of Tropicana Las Vegas, Bally’s Black Hawk, Dover Downs and other pending and closed acquisitions.

11.    LONG-TERM DEBT

As of September 30, 2021 and December 31, 2020, long-term debt consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Term Loan principal	$564,813	$569,125
Revolving Credit Facility	225,000	35,000
6.75% Senior Notes due 2027	315,000	525,000
5.625% Senior notes due 2029	750,000	—
5.875% Senior notes due 2031	750,000	—
Less: Unamortized original issue discount	(22,467)	(11,771)
Less: Unamortized deferred financing fees	(20,175)	(17,499)
Long-term debt, including current maturities	2,562,171	1,099,855
Less: Current portion of Term Loan and Revolving Credit Facility	(5,750)	(5,750)
Long-term debt, net	$2,556,421	$1,094,105

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

May 2019 Senior Secured Credit Facility

On May 10, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with Citizens Bank, N.A., as administrative agent, and the lenders party thereto, consisting of a $300 million Term Loan B facility (the “Term Loan Facility”) and a $250 million revolving credit facility (the “Revolving Credit Facility”). On May 11, 2020, the Company amended the Credit Agreement to increase the Term Loan Facility by $275 million to $525 million. On March 9, 2021, the Company amended the Credit Agreement to increase the borrowing limit under the Revolving Credit Facility to $325 million.

As of September 30, 2021, there were $225.0 million of outstanding borrowings under the Revolving Credit Facility at a weighted average interest rate of 4.73%. As of September 30, 2021, the interest rate for the increased portion of the Term Loan Facility was 10.25%.

The Company’s obligations under the Revolving Credit Facility and the Term Loan Facility were terminated and amounts outstanding were repaid in connection with the Company’s entry into the New Credit Facility on October 1, 2021 as described below under “Subsequent Events.”

6.75% Senior Notes due 2027

On May 10, 2019, the Company issued $400 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027, and, on October 9, 2020, the Company issued an additional $125 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 (together, the “Senior Notes”).

On September 7, 2021, the Company redeemed $210 million aggregate principal amount of the Senior Notes at a redemption price of 106.750% of the principal amount using a portion of the proceeds of the Company’s April 2021 public offering of common stock. Accordingly, as of September 30, 2021, $315 million aggregate principal amount of the Senor Notes remained outstanding. On October 5, 2021, the Company redeemed the remaining $315 million aggregate principal amount of the Senior Notes at a redemption price of 109.074% of the principal amount using a portion of the proceeds of its New Term Loan Facility described below under “Subsequent Events.” As of October 5, 2021, no amounts pertaining to these Senior Notes remained outstanding.

In connection with the redemption of $210 million aggregate principal amount of Senior Notes on September 7, 2021, as noted above, the Company recorded a loss on extinguishment of debt of $19.4 million during the three months ended September 30, 2021.

The Company was in compliance with all debt covenants as of September 30, 2021.

New Senior Notes

On August 20, 2021, two unrestricted subsidiaries (together, the “Escrow Issuers”) of the Company issued $750.0 million aggregate principal amount of 5.625% senior notes due 2029 (the “2029 Notes”) and $750.0 million aggregate principal amount of 5.875% Senior Notes due 2031 (the “2031 Notes” and, together with the 2029 Notes, the “New Senior Notes”). The New Senior Notes were issued pursuant to an indenture, dated as of August 20, 2021, among the Escrow Issuers and U.S. Bank National Association, as trustee. Certain of the net proceeds from the New Senior Notes offering were placed in escrow accounts for use in connection with the Gamesys Acquisition.

There are no operations at Bally’s Corporation. Cash held was de minimis at September 30, 2021 and December 31, 2020.

Subsequent Events

Company Assumption of New Senior Notes Issuer Obligation

On October 1, 2021, upon the closing of the Gamesys Acquisition, the Company assumed the issuer obligation under the New Senior Notes.

The New Senior Notes are guaranteed, jointly and severally, by each of the Company’s restricted subsidiaries that guarantees the Company’s obligations under its New Credit Facility.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The 2029 Notes mature on September 1, 2029 and the 2031 Notes mature on September 1, 2031. Interest is payable on the New Senior Notes in cash semi-annually on March 1 and September 1 of each year, beginning on March 1, 2022.

The Company may redeem some or all of the New Senior Notes at any time prior to September 1, 2024, in the case of the 2029 Notes, and September 1, 2026, in the case of the 2031 Notes, at prices equal to 100% of the principal amount of the New Senior Notes to be redeemed plus certain “make-whole” premiums, plus accrued and unpaid interest. In addition, prior to September 1, 2024, the Company may redeem up to 40% of the original principal amount of each series of the New Senior Notes with proceeds of certain equity offerings at a redemption price equal to 105.625% of the principal amount, in the case of the 2029 Notes, and 105.875%, in the case of the 2031 Notes, plus accrued and unpaid interest. The Company may redeem some or all of the New Senior Notes at any time on or after September 1, 2024, in the case of the 2029 Notes, and September 1, 2026, in the case of the 2031 Notes, at certain redemption prices set forth in the indenture plus accrued and unpaid interest.

The indenture contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, (1) incur additional indebtedness, (2) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, (3) enter into certain transactions with affiliates, (4) sell or otherwise dispose of assets, (5) create or incur liens and (6) merge, consolidate or sell all or substantially all of the Company’s assets. These covenants are subject to exceptions and qualifications set forth in the indenture.

New Credit Facility

On October 1, 2021, the Company and certain of its subsidiaries entered into a credit agreement (the “New Credit Agreement”) with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other lenders party thereto, providing for senior secured financing of up to $2.565 billion, consisting of a senior secured term loan facility in an aggregate principal amount of $1.945 billion (the “New Term Loan Facility”), which will mature in 2028, and a senior secured revolving credit facility in an aggregate principal amount of $620.0 million (the “New Revolving Credit Facility”), which will mature in 2026. The New Revolving Credit Facility was undrawn at closing.

The credit facilities allow the Company to increase the size of the New Term Loan Facility or request one or more incremental term loan facilities or increase commitments under the New Revolving Credit Facility or add one or more incremental revolving facilities in an aggregate amount not to exceed the greater of $650 million and 100% of the Company’s consolidated EBITDA for the most recent four-quarter period plus or minus certain amounts as specified in the New Credit Agreement, including an unlimited amount subject to compliance with a consolidated total secured net leverage ratio as set out in the New Credit Agreement.

The credit facilities are guaranteed by the Company’s restricted subsidiaries, subject to certain exceptions, and secured by a first-priority lien on substantially all of the Company’s and each of the guarantors’ assets, subject to certain exceptions.

Borrowings under the credit facilities bear interest at a rate equal to, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs and subject to a floor of 0.50% in the case of term loans and 0.00% in the case of revolving loans or (2) a base rate determined by reference to the greatest of (a) the federal funds rate plus 0.50%, (b) the prime rate, (c) the one-month LIBOR rate plus 1.00%, (d) solely in the case of term loans, 1.50%, and (e) solely in the case of revolving loans, 1.00%, in each case of clauses (1) and (2), plus an applicable margin. In addition, on a quarterly basis, the Company is required to pay each lender under the New Revolving Credit Facility a 0.50% or 0.375% commitment fee in respect of commitments under the New Revolving Credit Facility, with the applicable commitment fee determined based on the Company’s total net leverage ratio.

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments, and grant liens. These covenants are subject to exceptions and qualifications set forth in the New Credit Agreement. The New Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when borrowings under the New Revolving Credit Facility exceed 30% of the total revolving commitment.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.    LEASES

GLPI Master Lease

In connection with the acquisition of Bally’s Evansville, an affiliate of GLPI has agreed to acquire the real estate associated with the Evansville Casino from the Seller for $340.0 million and lease it to the Company under a master lease agreement (the “Master Lease”). GLPI has also agreed to acquire the real estate associated with Dover Downs for $144.0 million and lease it back to the Company under the Master Lease. The Master Lease with GLPI has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $40.0 million, subject to escalation. The acquisition of Evansville and commencement of the Master Lease was June 4, 2021.

During the second quarter of 2021, the Company sold the real estate associated with Dover Downs to GLPI and recorded a gain of $53.4 million representing the difference in the transaction price and the derecognition of assets. This gain is reflected as “Gain on sale-leaseback” in the condensed consolidated statements of operations.

During the second quarter of 2021, the company recognized a lease liability and corresponding right of use asset of $117.3 million and $276.9 million related to Dover Downs and Bally’s Evansville, respectively. These leases are accounted for as operating leases within the provisions of ASC 842 over the lease term or until a re-assessment event occurs.

Operating Leases

In addition to the operating lease components under the GLPI Master Lease, the Company is committed under various long-term operating lease agreements primarily related to submerged tidelands, property and equipment at Hard Rock Biloxi, Bally’s Kansas City, Bally’s Shreveport, and Bally’s Lake Tahoe. These leases include various renewal options which are included in the lease term when the Company has determined it is reasonably certain of exercising the options. Certain of these leases include percentage rent payments based on property revenues and/or rent escalation provisions determined by increases in the consumer price index (“CPI”). These percentage rent and escalation provisions are treated as variable lease payments and recognized as lease expense in the period in which the obligation for those payments are incurred. Discount rates used to determine the present value of the lease payments are based on a credit-adjusted secured borrowing rate commensurate with the term of the lease.

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

The Company had operating lease liabilities of approximately $525.5 million and $63.5 million as of September 30, 2021 and December 31, 2020, respectively, and right of use assets of approximately $499.1 million and $36.1 million as of September 30, 2021 and December 31, 2020, respectively, which were included in the condensed consolidated balance sheets.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following summarizes quantitative information about the Company’s operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating leases:
Operating lease costs	$13,214	$1,083	$20,909	$2,183
Variable lease costs	706	13	1,624	37
Operating lease expense	13,920	1,096	22,533	2,220
Short-term lease expense	5,084	526	7,907	1,381
Total lease expense	$19,004	$1,622	$30,440	$3,601

Supplemental cash flow and other information for the three and nine months ended September 30, 2021 and 2020, related to operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$12,249	$543	$18,386	$1,642
Right of use assets obtained in exchange for operating lease liabilities	$1,106	$—	$127,729	$116

	September 30, 2021	December 31, 2020
Weighted average remaining lease term	15.9 years	24.3 years
Weighted average discount rate	6.2%	7.3%

As of September 30, 2021, future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)	September 30, 2021
Remaining 2021	$14,934
2022	52,256
2023	52,292
2024	52,304
2025	52,092
Thereafter	611,680
Total	835,558
Less: present value discount	(310,106)
Operating lease liabilities	$525,452

Future operating lease payments as shown above include $108.1 million related to extension options that are reasonably certain of being exercised.

The Company also has leasing arrangements with third-party lessees at its properties. Leasing arrangements for which the Company acts as a lessor are not deemed material as of September 30, 2021 and December 31, 2020.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13.    EQUITY PLANS

Equity Incentive Plans

The Company has three equity incentive plans: the 2010 BLB Worldwide Holdings, Inc. Stock Option Plan (the “2010 Option Plan”), the 2015 Stock Incentive Plan (“2015 Incentive Plan”) and the Bally’s Corporation 2021 Equity Incentive Plan (“2021 Incentive Plan”), collectively (the “Equity Incentive Plans”).

The 2010 Option Plan provided for options to acquire 2,455,368 shares of the Company’s common stock. Options granted to employees, officers and directors of the Company under the 2010 Option Plan vested on various schedules by individual as defined in the individual participants’ option agreements. Vested options can generally be exercised all or in part at any time until the tenth anniversary of the date of grant. Effective December 9, 2015, it was determined that no new awards would be granted under the 2010 Option Plan. During the nine months ended September 30, 2021, there were 70,000 options exercised at a weighted average exercise price of $4.31 per share and an aggregate intrinsic value of $0.3 million. As of September 30, 2021, there were 20,000 unexercised options outstanding.

The 2015 Incentive Plan provided for the grant of stock options, restricted stock award (“RSAs”), restricted share units (“RSUs”), performance share units (“PSUs”) and other stock-based awards (collectively, “restricted awards”) (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 2015 Incentive Plan authorized for the issuance of up to 1,700,000 shares of the Company’s common stock pursuant to grants of awards made under the plan. Effective May 18, 2021, no new awards will be granted under the 2015 Incentive Plan as a result of the new 2021 Incentive Plan being approved at the Company’s 2021 Annual Shareholder Meeting. The 2021 Incentive Plan provides for the grant of stock options, RSAs, RSUs, PSUs and other awards (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 4,250,000 shares of the Company’s common stock, decreased by the number of shares subject to awards granted under the 2015 Incentive Plan between December 31, 2020 and May 18, 2021, or 221,464 shares, plus any shares subject to awards granted under the 2021 Incentive Plan or the 2015 Incentive Plan that are added back to the share pool under the 2021 Incentive Plan pursuant to the plan’s share counting rules, are authorized for issuance under the 2021 Incentive Plan. During the nine months ended September 30, 2021, the Company granted 488,009 restricted awards with an aggregate intrinsic value of $27.5 million of which 221,667 were granted under the 2015 Incentive Plan and 266,342 were granted under the 2021 Incentive Plan. As of September 30, 2021, 3,707,178 shares remain available for grant under the 2021 Incentive Plan, which includes shares added back to the share pool based on share counting rules. There were 875,988 restricted awards outstanding as of September 30, 2021.

Share-Based Compensation

The Company recognized total share-based compensation expense of $5.4 million and $13.8 million for the three and nine months ended September 30, 2021, respectively, and $1.8 million and $9.5 million for the three and nine months ended September 30, 2020, respectively. The total income tax benefit for share-based compensation arrangements was $1.5 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and $4.0 million and $3.6 million for the nine months ended September 30, 2021 and 2020, respectively.

14.    BENEFIT PLANS

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Dover Downs Defined Benefit Pension Plan

The net periodic benefit (income) cost and other changes in plan assets and benefit obligations, excluding service cost, is set forth in the table below for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Service cost	$—	$—	$—	$—
Interest cost	224	223	672	669
Expected return on plan assets	(357)	(357)	(1,071)	(1,071)
Net periodic benefit income	$(133)	$(134)	$(399)	$(402)

Contributions

Minimum pension contributions of $0.5 million are required to be made to the Dover Downs Pension Plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in 2021. The Company expects to contribute approximately $0.7 million in 2021. The Company contributed $0.2 million and $0.4 million to the Dover Downs Pension Plan during the three and nine months ended September 30, 2021, respectively. In 2020, under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), minimum required contributions for single-employer pension plans, including quarterly contributions, that were otherwise due during calendar year 2020 were instead due January 1, 2021. During the three and nine months ended September 30, 2020, the Company contributed $0.5 million to the Dover Downs Pension Plan which included the minimum required contributions for first and second quarters of 2020, including all applicable interest after having elected not to make a contribution to the Dover Downs Pension Plan for the first quarter of 2020, as well as the final payment for the 2019 plan year.

401(k) Plan

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering non-union employees and certain union employees that reside in the United States. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. Total employer contribution expense was $0.9 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $2.2 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively.

15.    STOCKHOLDERS’ EQUITY

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

On February 10, 2020 and October 4, 2021, the Board of Directors approved increases in the capital return program of $100 million and $350 million, respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Total share repurchase activity, including a private repurchase transaction, during the nine months ended September 30, 2020 was as follows:

(in thousands, except share data)	Nine Months Ended September 30, 2020
Number of common shares repurchased	1,812,393
Total cost	$33,292
Average cost per share, including commissions	$18.37
__________________________________
There was no share repurchase activity during the nine months ended September 30, 2021.

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

On April 20, 2021, the Company issued to affiliates of Sinclair a warrant to purchase 909,090 common shares for an aggregate purchase price of $50.0 million, the same price per share as the public offering price in Bally’s common stock public offering ($55.00 per share). The net proceeds were used to finance a portion of the purchase price of the Gamesys acquisition.

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

Treasury Stock

The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. Upon settlement, these shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. There was no share repurchase activity during the three and nine months ended September 30, 2021. As mentioned above, Sinclair exchanged 2,086,908 common shares for substantially identical warrants. The common stock received by the Company was recorded as treasury stock and subsequently retired during the second quarter of 2021. The Company retired 10,042 and 2,099,268 shares of its common stock held in treasury during the three and nine months ended September 30, 2021, respectively. The Company retired 10,892,083 shares of its common stock held in treasury during the nine months ended September 30, 2020. There were no shares retired during the three months ended September 30, 2020. The shares were returned to the status of authorized but unissued shares. As of September 30, 2021, there were no shares remaining in treasury.

During the nine months ended September 30, 2020, the Company paid cash dividends of $0.10 per common share, for a total cost of approximately $3.2 million. There were no cash dividends paid during the nine months ended September 30, 2021. As of September 30, 2021 and December 31, 2020, $84.9 million remained available for use under the above-mentioned capital return program.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Shares Outstanding

As of September 30, 2021, the Company had 44,581,568 common shares issued and outstanding. The Company issued warrants, options and other contingent consideration in acquisitions and strategic partnerships that are expected to result in the issuance of common shares in future periods resulting from the exercise of warrants and options or the achievement of certain performance targets. These incremental shares and the shares issued by the consummation of the Gamesys acquisition on October 1, 2021 are summarized below:

Sinclair Penny Warrants (Note 2)	7,911,724
Sinclair Performance Warrants (Note 2)	3,279,337
Sinclair Options(1) (Note 2)	1,639,669
Monkey Knife Fight penny warrants (Note 5)	24,611
Monkey Knife Fight contingent shares (Note 5)	787,557
Telescope contingent shares (Note 5)	75,678
SportCaller contingent shares(2) (Note 5)	230,830
Gamesys acquisition (Note 1)	9,773,537
Outstanding awards under Equity Incentive Plans (Note 13)	895,988
24,618,931
__________________________________
(1) Consists of four equal tranches to purchase shares with exercise prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing of the Sinclair Agreement.
(2) The contingent consideration related to the SportCaller acquisition is 10M EUR, payable in shares subject to certain post-acquisition earnout targets and based on share price at time of payment. For purposes of this estimate, the Company used the EUR>USD conversion rate of 1.1574 as of September 30, 2021 and the closing share price of Company common shares of $50.14 per share to calculate the shares expected to be issued if all earn-out targets are met.

NOTE 16.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table reflects the changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2021. There was no change in accumulated other comprehensive loss for the nine months ended September 30, 2020.

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2020	$—	$(3,144)	$(3,144)
Current period other comprehensive loss	(44,312)	—	(44,312)
Reclassification adjustment to net earnings(1)	—	122	122
Accumulated other comprehensive loss at September 30, 2021	$(44,312)	$(3,022)	$(47,334)
__________________________________
(1) Approximately $40 thousand for each quarter ended March 31, June 30, and September 30, 2021.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.    SEGMENT REPORTING

During the second quarter of 2021, the Company updated its reporting segments to better align with its strategic growth initiatives in light of recent and pending acquisitions. The growth and diversification achieved through the Company’s recent and pending acquisitions has resulted in a change in the way the Company’s chief operating decision maker makes operating decisions, assesses the performance of the business and allocates resources. As a result of this realignment, the Company determined it had four operating segments: East, West, Bally Interactive and Bally’s Arapahoe Park. Bally Interactive and Bally’s Arapahoe Park were determined to be immaterial operating segments and are therefore, included in the “Other” category along with interest expense and certain corporate operating expenses that are not allocated to the other segments, including, among other expenses, share-based compensation, merger and acquisition costs and certain non-recurring charges. The properties included within the East and West reportable segments, along with the components of the Other category, are as follows:

East	West	Other
Bally’s Twin River Lincoln Casino Resort (1)	Hard Rock Biloxi (3)	Bally Interactive(5)
Bally’s Tiverton Casino & Hotel (1)	Bally’s Vicksburg (3)	Bally’s Arapahoe Park
Dover Downs (2)	Bally’s Kansas City Casino (4)	Twin River Management Group (6)
Bally’s Atlantic City (2)	Bally’s Black Hawk (4)
Bally’s Evansville	Bally’s Shreveport Casino & Hotel(3)
Bally’s Lake Tahoe Casino Resort
Bally’s Quad Cities Casino Hotel
___________________________________________
(1) Previously reported within the “Rhode Island” segment.
(2) Previously reported within the “Mid-Atlantic” segment.
(3) Previously reported within the “Southeast” segment.
(4) Previously reported within the “West” segment.
(5) Immaterial operating segment which includes SportCaller, MKF and Bally Interactive (formerly Bet.Works) as well as online and mobile sports betting operations.
(6) Immaterial operating segment that includes interest expense and certain operating expenses that are not allocated to the other segments, which include, among other expenses, share-based compensation, merger and acquisition costs and certain non-recurring charges.

The Company is currently evaluating the acquisition of Gamesys for segment reporting purposes, but it is expected that it will be reported as International Interactive and the Company’s existing operating segment Bally Interactive, will be reported as North America Interactive. It is expected that the pending acquisition of Tropicana Las Vegas will be reported in the West and the Pennsylvania development project will be included in the East.

As of September 30, 2021, the Company’s operations are predominately within the United States and has immaterial operations in other jurisdictions. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

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

(in thousands)	East	West	Other	Total
Three Months Ended September 30, 2021
Total revenue	$176,975	$124,603	$13,201	$314,779
Income (loss) from operations	34,469	31,217	(37,952)	27,734
Net income (loss)	25,386	24,001	(64,134)	(14,747)
Depreciation and amortization	5,763	8,279	14,958	29,000
Interest expense, net of amounts capitalized	15	—	31,838	31,853
Change in value of naming rights liabilities	—	—	6,965	6,965
Gain (adjustment) on bargain purchases	—	—	(1,039)	(1,039)
Capital expenditures	13,630	11,050	6,693	31,373
Goodwill	84,148	117,804	242,956	444,908
Total assets	1,282,971	1,090,759	2,595,973	4,969,703

Three Months Ended September 30, 2020
Total revenue	$59,065	$55,900	$1,659	$116,624
Income (loss) from operations	14,578	14,524	(5,719)	23,383
Net income (loss)	10,702	11,381	(15,360)	6,723
Depreciation and amortization	5,571	4,279	82	9,932
Interest expense, net of amounts capitalized	30	—	16,920	16,950
Capital expenditures	914	2,104	100	3,118
Goodwill	84,148	102,423	—	186,571
Total assets	627,654	593,038	36,189	1,256,881

Nine Months Ended September 30, 2021
Total revenue	$408,458	$343,190	$23,130	$774,778
Income (loss) from operations	124,825	100,693	(87,778)	137,740
Net income (loss)	90,353	77,397	(124,260)	43,490
Depreciation and amortization	17,275	21,695	28,533	67,503
Interest expense, net of amounts capitalized	49	—	74,431	74,480
Gain on sale-leaseback	(53,425)	—	—	(53,425)
Change in value of naming rights liabilities	—	—	(1,371)	(1,371)
Gain on bargain purchases	—	—	23,075	23,075
Capital expenditures	25,436	33,773	7,949	67,158
Goodwill	84,148	117,804	242,956	444,908
Total assets	1,282,971	1,090,759	2,595,973	4,969,703

Nine Months Ended September 30, 2020
Total revenue	$146,848	$104,039	$3,809	$254,696
Income (loss) from operations	9,096	8,295	(18,140)	(749)
Net income (loss)	6,602	7,710	(40,022)	(25,710)
Depreciation and amortization	18,022	9,804	228	28,054
Interest expense, net of amounts capitalized	107	—	43,581	43,688
Capital expenditures	4,299	3,524	743	8,566
Goodwill	84,148	102,423	—	186,571
Total assets	627,654	593,038	36,189	1,256,881

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

18.    EARNINGS (LOSS) PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net (loss) income	$(14,747)	$6,723	$43,490	$(25,710)

Weighted average common shares outstanding - basic	49,506	30,458	45,573	30,825
Weighted average effect of dilutive securities	—	177	303	—
Weighted average common shares outstanding - diluted	49,506	30,635	45,876	30,825

Basic earnings (loss) per share	$(0.30)	$0.22	$0.95	$(0.83)
Diluted earnings (loss) per share	$(0.30)	$0.22	$0.95	$(0.83)

There were 4,953,791 and 4,922,577 share-based awards that were considered anti-dilutive for the three and nine months ended September 30, 2021, respectively. There were 88,244 share-based awards that were considered anti-dilutive for the nine months ended September 30, 2020. There were no share-based awards that were considered anti-dilutive for the three months ended September 30, 2020.

On November 18, 2020, the Company issued penny warrants, performance-based warrants, and options which participate in dividends with the Company’s common stock subject to certain contingencies. In the period in which the contingencies are met, those instruments are participating securities to which income will be allocated using the two-class method. The warrants and options do not participate in net losses. The penny warrants were considered exercisable for little to no consideration and are therefore, included in basic shares outstanding at their issuance date. For the three and nine months ended September 30, 2021, the shares underlying the performance warrants were anti-dilutive as certain contingencies were not met. Refer to Note 2 “Significant Accounting Policies” for further information regarding the Sinclair Transaction.

19.    SUBSEQUENT EVENTS

Acquisitions

On October 1, 2021, the Company completed its acquisition of Gamesys for approximately £1.554 billion in cash and 9,773,537 of the Company’s common shares, subject in each case to customary adjustments. The Company financed the Acquisition and refinanced its and Gamesys’ debt, utilizing, among other sources, the net proceeds from Bally’s April 2021 common stock offering, the proceeds of borrowings under new bank credit facilities, as well as the issuance of new bonds. Refer to Note 1 “General Information” for further information.

On October 25, 2021, the Company acquired Degree 53 Limited (“Degree 53”), a UK-based creative agency that specializes in multi-channel website and personalized mobile app and software development for the online gambling and sports industries.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Senior Notes

On October 1, 2021, Bally’s assumed the issuer obligation under two series of notes issued into escrow on August 20, 2021: $750 million aggregate principal amount of 5.625% senior notes due 2029 and $750 million aggregate principal amount of 5.875% Senior Notes due 2031. Refer to Note 11 “Long-Term Debt” for further information.

Credit Facility

On October 1, 2021, Bally’s entered into a credit agreement providing for senior secured credit facilities consisting of a $1.945 billion senior secured first lien term loan facility and an undrawn $620 million senior secured first lien revolving credit facility. Refer to Note 11 “Long-Term Debt” for further information.

Capital Return Program

On October 4, 2021, the Board of Directors approved an increase in the capital return program of $350 million. Refer to Note 15 “Stockholders’ Equity” for further information.

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

Forward-looking statements are not guarantees and are subject to risks and uncertainties. Forward-looking statements are based on our current expectations and assumptions. Although we believe that our expectations and assumptions are reasonable at this time, they should not be regarded as representations that our expectations will be achieved. Actual results may vary materially. Forward-looking statements speak only as of the time of this report and we do not undertake to update or revise them as more information becomes available, except as required by law.

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
•risks associated with the impact of the digitalization of gaming on our casino operations, our expansion into iGaming and sports betting and the highly competitive and rapidly changing aspects of our businesses generally;
•the very substantial regulatory restrictions applicable to us, including costs of compliance;
•restrictions and limitations in agreements to which we are subject, including our debt; and
•other risks identified in Part I. Item 1A. "Risk Factors" of Bally's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on March 10, 2021 and other filings with the SEC.

The foregoing list of important factors is not exclusive and does not include matters like changes in general economic conditions that affect substantially all gaming businesses.

You should not to place undue reliance on our forward-looking statements.

Overview

We are a global casino-entertainment company with a growing omni-channel presence of Online Sports Betting and iGaming offerings. We own and manage 14 land-based casinos in ten states in the United States. In 2020, we acquired the rights to the name “Bally’s” as part of our strategy to become the leading U.S. full-service sports betting/iGaming company with physical casinos and online gaming solutions united under a single, prominent brand. We took other key steps to build our iGaming and sports betting business in the past year, including entering into a strategic partnership with Sinclair Broadcast Group, Inc. (“Sinclair”) to leverage the Bally’s brand and combine our sports betting technology with Sinclair’s expansive national footprint, which includes 188 local TV stations, 21 regional sports networks (of which 19 have been rebranded Bally’s Sports), the STIRR streaming service, the Tennis Channel and five stadium digital TV and internet sports networks. On October 1, 2021, we acquired Gamesys Group, Plc. (“Gamesys”), a leading international online gaming operator that provides entertainment to a global consumer base. Also in 2021, we have acquired Bally Interactive, formerly Bet.Works, a sports betting platform provider, SportsCaller, a leading B2B free-to-play (“FTP”) game provider, Monkey Knife Fight, the third-largest fantasy sports platform in North America, the Association of Volleyball Professionals (“AVP”), a premier professional beach volleyball organization, and Telescope Inc. (“Telescope”), the leading provider of real-time audience engagement solutions for live events, gamified second screen experiences and interactive livestreams.

Our casino properties on a combined basis have 706,426 square feet of gaming space, approximately 15,028 slot machines or VLTs, 501 gaming tables, 72 stadium gaming positions, 71 dining establishments, 37 bars, 3,885 hotel rooms and seven entertainment venues.

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

Gamesys Acquisition

On October 1, 2021, we acquired Gamesys, a leading UK-based global online gaming operator. In connection with the acquisition, Gamesys shareholders received, in the aggregate, 9,773,537 shares of our common stock and approximately £1.544 billion in cash. Based on the October 1, 2021 closing price of $53.08 per share of the Company’s common stock, and a foreign exchange rate of 1.354, the aggregate consideration paid to former Gamesys shareholders was approximately $2.62 billion, or $518.8 million of the Company’s common stock and $2.10 billion in cash.

We believe that Gamesys’ proven technology platform will foster our continued buildout of our interactive offerings in North America, including real-money gaming options in online sports betting and iGaming. Additionally, unifying Bally’s and Gamesys’ player databases and technologies provides us with one of the largest portfolios of omni-channel cross-selling opportunities, consisting of land-based gaming, online sports betting, iCasino, poker, bingo, daily fantasy sports and free-to-play games. We believe that these offerings, coupled with our media partnership with Sinclair Broadcast Group, position the Company to capitalize on significant growth opportunities in the rapidly expanding U.S. online entertainment and sports betting markets.

Other 2021 Acquisitions

In addition to the Gamesys acquisition, we completed or signed definitive agreements for the following transactions in 2021:
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

•Monkey Knife Fight - On March 23, 2021, we acquired MKF for immediately exercisable penny warrants to purchase up to 984,446 of our common shares (subject to adjustment) at closing and contingent penny warrants to purchase up to 787,557 additional of our common shares half of which are issuable on each of the first and second anniversary of closing. The total value of the warrants at signing was $90.0 million.
•Bally’s Lake Tahoe - On April 6, 2021, we acquired Bally’s Lake Tahoe Casino Resort, formally MontBleu Resort Casino & Spa, in Lake Tahoe, Nevada for $14.2 million, payable one year from the closing date, subject to customary post-closing adjustments.
•Tropicana Las Vegas - On April 13, 2021, we agreed to purchase the Tropicana Las Vegas Hotel and Casino in Las Vegas, Nevada from GLPI. The purchase price for the Tropicana property’s non-land assets is $150 million. In addition, we agreed to lease the land underlying the Tropicana property from GLPI for an initial term of 50 years at annual rent of $10.5 million, subject to increase over time. We also will enter into a sale-and-leaseback with GLPI relating to our Bally’s Black Hawk, formerly Black Hawk Casinos, properties and the Bally’s Quad Cities property for $150 million. The lease will have initial annual fixed rent of $12.0 million, subject to increase over time.
•Bally Interactive - On May 28, 2021, we acquired Bally Interactive, formally Bet.Works Corp., for approximately $71.6 million in cash and 2,084,765 of our common shares, subject in each case to customary post-closing adjustments.
•Bally’s Evansville - On June 3, 2021, we acquired the Bally’s Evansville casino from Caesars Entertainment, Inc. The total purchase price was $139.7 million, subject to customary post-closing adjustments.
•Bally’s Quad Cities - On June 14, 2021, we acquired Bally’s Quad Cities Casino & Hotel in Rock Island, Illinois for $118.9 million in cash, subject to customary post-closing adjustments.
•Association of Volleyball Professionals (“AVP”) - On July 12, 2021, we acquired AVP, a premier professional beach volleyball organization and host of the longest-running domestic beach volleyball tour in the United States.
•Telescope Inc. (“Telescope”) - On August 12, 2021 we acquired Telescope, the leading provider of real-time audience engagement solutions for live events, gamified second screen experiences and interactive livestreams.
•Degree 53 Limited (“Degree 53”) - On October 25, 2021 we acquired Degree 53, a UK-based creative agency that specializes in multi-channel website and personalized mobile app and software development for the online gambling and sports industries.

Operating Structure

As of September 30, 2021, the Company had four operating segments; East, West, Bally Interactive and Bally’s Arapahoe Park. In the second quarter of 2021, we changed our management structure to better align with our strategic growth initiatives in light of recent and pending acquisitions, which resulted in the re-alignment of our operating and reportable segments. The properties included within the East and West reportable segments, are as follows:
•East - includes Bally’s Twin River, Bally’s Tiverton, Dover Downs, Bally’s Atlantic City, and Bally’s Evansville
•West - includes Hard Rock Biloxi, Bally’s Vicksburg, Bally’s Kansas City, Bally’s Shreveport, Bally’s Black Hawk, Bally’s Lake Tahoe, and Bally’s Quad Cities

Bally Interactive, which includes SportCaller, MKF, Bally Interactive, AVP, Telescope, our online and mobile sports betting operations, and Bally’s Arapahoe Park, were determined to be immaterial operating segments and are therefore, included in the “Other” category along with shared services provided by Twin River Management Group (our management subsidiary).

We are currently evaluating the acquisition of Gamesys for segment reporting purposes, but it is expected that it will be reported as International Interactive and our existing operating segment Bally Interactive, will be reported as North America Interactive. It is expected that the pending acquisition of Tropicana Las Vegas will be reported in the West and the Pennsylvania development project will be included in the East (explained below).

Strategic Partnership - Sinclair Broadcast Group

Our agreements with Sinclair provide for a long-term strategic partnership that combines our vertically integrated, proprietary sports betting technology and expansive market access footprint with Sinclair’s premier portfolio of local broadcast stations and live regional sports networks (“RSNs”), STIRR streaming service, its popular Tennis Channel, and digital and over-the-air television network, Stadium. Bally’s and Sinclair will partner to create unrivaled sports gamification content on a national scale, positioning Bally’s as a leading omni-channel gaming company with physical casinos and online sports betting and iGaming solutions united under a single brand.

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

Enabling Legislation and proposed Joint Venture with IGT in Rhode Island

On June 11, 2021, the Governor of Rhode Island signed into law the Marc A. Crisafulli Economic Development Act, which among other things, authorizes and directs the state to enter into and amend contracts with the Company and results in changes to our Regulatory Agreement in Rhode Island, including an increase in the ratios applicable to us and greater flexibility to complete sale-leaseback transactions. In addition, our master contract with Rhode Island will be extended on existing terms until June 30, 2043, and we have committed to investing $100 million in Rhode Island over this extended term, including an expansion and the addition of new amenities at Bally’s Twin River. This legislation authorizes a joint venture with International Gaming Technology PLC (“IGT”) to become a licensed technology provider and supply the State of Rhode Island with all VLTs at both Bally’s Twin River and Bally’s Tiverton for a 20-year period starting July 1, 2023. IGT would own 60% of the joint venture. As of July 1, 2021, until the joint venture is operating, we will supply 23% of all VLTs in return for 7% net terminal income from the machines.

COVID-19 Pandemic

The COVID-19 pandemic has significantly impacted, and is likely to continue to impact, our business in a material manner. As of March 16, 2020, all of our properties at the time were temporarily closed as a result of the COVID-19 pandemic. Our properties began to reopen in mid-2020 in some capacity and remained open for the rest of 2020, with the exception of Bally’s Twin River and Bally’s Tiverton which closed again from November 29, 2020 through December 20, 2020. All of our properties have reopened with minimal restrictions. Our revenues have begun to recover due to the recent increase in consumer confidence, reduction in travel restrictions, and faster than anticipated vaccine roll-out, and our operations are increasingly operating with less and less restrictions.
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

We use Adjusted EBITDA to analyze the performance of our business and it is used as a determining factor for performance based compensation for members of our management team. We have historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period performance. Also, we present Adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, and to fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. Adjusted EBITDA information is presented because management believes that it is a commonly used measure of performance in the gaming industry and that it is considered by many to be a key indicator of our operating results. Management believes that while certain items excluded from Adjusted EBITDA may be recurring in nature and should not be disregarded in evaluating our earnings performance, it is useful to exclude such items when comparing current performance to prior periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods presented or they may not relate specifically to current operating trends or be indicative of future results. Adjusted EBITDA should not be construed as an alternative to GAAP net income, its most directly comparable GAAP measure, as an indicator of our performance. In addition, Adjusted EBITDA as used by us may not be defined in the same manner as other companies in our industry, and, as a result, may not be comparable to similarly titled non-GAAP financial measures of other companies.

Third Quarter and First Nine Months 2021 Results

We reported revenue and income from operations of $314.8 million and $27.7 million, respectively, for the three months ended September 30, 2021, compared to revenue and loss from operations of $116.6 million and $23.4 million, respectively, for the same period last year. We reported revenue and income from operations of $774.8 million and $137.7 million, respectively, for the nine months ended September 30, 2021, compared to revenue and loss from operations of $254.7 million and $0.7 million, respectively for the same period last year. As of the third quarter of 2021, our properties have returned to full capacity and are operating under minimal restrictions. In the prior year, our properties were closed from mid-March into June 2020.

Other notable factors affecting our results for the three and nine months ended September 30, 2021 compared to the prior year comparable periods are as follows:

•$150.6 million of aggregate revenue from acquisitions in the fourth quarter of 2020, including Bally’s Atlantic City ($46.8 million) and Bally’s Shreveport ($28.7 million), and acquisitions in the first nine months of 2021, including Bally’s Evansville ($40.1 million), Bally’s Quad Cities ($12.3 million), Bally’s Lake Tahoe ($11.3 million), and those in the Bally Interactive operating segment ($11.4 million);
•$304.4 million of aggregate revenue from acquisitions completed in the fourth quarter of 2020, including Bally’s Atlantic City ($108.4 million) and Bally’s Shreveport ($90.6 million), and acquisitions in the first nine months of 2021, including Bally’s Evansville ($51.8 million), Bally’s Lake Tahoe ($21.0 million) and Bally’s Quad Cities ($14.6 million), and those in the Bally Interactive operating segment ($18.0 million).
•$53.4 million gain on sale-leaseback in connection with our sale of the Dover Downs property to GLPI during the second quarter of 2021;
•$23.1 million gain on bargain purchases during the nine months ended September 30, 2021 related to the acquisitions of Bally’s Evansville and Bally’s Lake Tahoe;

Results of Operations

The following table presents, for the periods indicated, certain revenue and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Total revenue	$314.8	$116.6	$774.8	$254.7
Income (loss) from operations	27.7	23.4	137.7	(0.7)
Net (loss) income	(14.7)	6.7	43.5	(25.7)
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue	100.0%	100.0%	100.0%	100.0%
Gaming, racing, hotel, food and beverage, and other expenses	36.7%	31.4%	35.1%	37.4%
Advertising, general and administrative	45.4%	37.7%	41.9%	46.2%
Goodwill and asset impairment	—%	—%	0.6%	3.4%
Gain on sale-leaseback	—%	—%	(6.9)%	—%
Other operating costs and expenses	(0.2)%	2.3%	2.8%	2.3%
Depreciation and amortization	9.2%	8.5%	8.7%	11.0%
Total operating costs and expenses	91.2%	80.0%	82.2%	100.3%
Income (loss) from operations	8.8%	20.0%	17.8%	(0.3)%
Other income (expense)
Interest income	0.2%	—%	0.2%	0.1%
Interest expense	(10.1)%	(14.5)%	(9.6)%	(17.2)%
Change in value of naming rights liabilities	2.2%	—%	(0.2)%	—%
Gain (adjustment) on bargain purchases	(0.3)%	—%	3.0%	—%
Loss on extinguishment of debt	(6.2)%	—%	(2.5)%	—%
Other, net	(1.0)%	—%	(0.9)%	—%
Total other expense, net	(15.2)%	(14.5)%	(10.0)%	(17.0)%
(Loss) income before provision for income taxes	(6.4)%	5.6%	7.8%	(17.3)%
(Benefit) provision for income taxes	(1.7)%	(0.2)%	2.2%	(7.2)%
Net (loss) income	(4.7)%	5.8%	5.6%	(10.1)%
____________________________________________________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Performance

The following table sets forth certain financial information associated with results of operations for the three and nine months ended September 30, 2021 and 2020. Non-gaming revenue includes hotel, food and beverage and other revenue. Non-gaming expenses include hotel, food and beverage and other expenses. All amounts are before any allocation of corporate costs.

(In thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue:
Gaming and Racing revenue
East	$131,644	$50,318	$81,326	161.6%	$310,186	$115,894	$194,292	167.6%
West	95,674	46,338	49,336	106.5%	275,928	81,412	194,516	238.9%
Other	2,298	1,616	682	42.2%	6,270	3,702	2,568	69.4%
Total Gaming and Racing revenue	229,616	98,272	131,344	133.7%	592,384	201,008	391,376	194.7%
Non-gaming revenue
East	45,331	8,747	36,584	418.2%	98,272	30,954	67,318	217.5%
West	28,929	9,562	19,367	202.5%	67,262	22,627	44,635	197.3%
Other	10,903	43	10,860	25,255.8%	16,860	107	16,753	15,657.0%
Total Non-gaming revenue	85,163	18,352	66,811	364.1%	182,394	53,688	128,706	239.7%
Total revenue	314,779	116,624	198,155	169.9%	774,778	254,696	520,082	204.2%
Operating costs and expenses:
Gaming and Racing expenses
East	$37,686	$11,233	$26,453	235.5%	$83,460	$32,835	$50,625	154.2%
West	37,780	15,010	22,770	151.7%	100,356	27,817	72,539	260.8%
Other	1,704	1,434	270	18.8%	3,958	3,305	653	19.8%
Total Gaming and Racing expenses	77,170	27,677	49,493	178.8%	187,774	63,957	123,817	193.6%
Non-gaming expenses
East	21,485	4,616	16,869	365.4%	50,273	20,195	30,078	148.9%
West	12,065	4,290	7,775	181.2%	28,069	11,140	16,929	152.0%
Other	4,906	—	4,906	—%	5,800	3	5,797	193,233.3%
Total Non-gaming expenses	38,456	8,906	29,550	331.8%	84,142	31,338	52,804	168.5%
Advertising, general and administrative
East	65,654	20,476	45,178	220.6%	154,809	57,999	96,810	166.9%
West	35,039	15,344	19,695	128.4%	87,459	32,633	54,826	168.0%
Other	42,212	8,176	34,036	416.3%	82,347	26,962	55,385	205.4%
Total Advertising, general and administrative	142,905	43,996	98,909	224.8%	324,615	117,594	207,021	176.0%
Margins:
Gaming and Racing expenses as a percentage of Gaming and Racing revenue	34%	28%		6%	32%	32%		—%
Non-gaming expenses as a percentage of Non-gaming revenue	45%	49%		(4)%	46%	58%		(12)%
Advertising, general and administrative as a percentage of Total revenue	45%	38%		7%	42%	46%		(4)%

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

Revenue

As noted above, revenue for the three months ended September 30, 2021 increased 169.9%, or $198.2 million, to $314.8 million, from $116.6 million in the same period last year. Revenue for the nine months ended September 30, 2021 increased 204.2%, or $520.1 million, to $774.8 million, from $254.7 million in the same period last year. Gaming and racing revenue for the three months ended September 30, 2021 increased 133.7%, or $131.3 million, to $229.6 million from $98.3 million in the same period last year. Gaming and racing revenue for the nine months ended September 30, 2021 increased 194.7%, or $391.4 million, from $201.0 million in the same period last year. With less operating restrictions across our properties resulting from developments in the COVID-19 pandemic and an increase in consumer confidence and visitation, we saw gaming revenue grow, and exceed in some cases, pre-pandemic levels.

Incremental revenues from our recent acquisitions also contributed to the increase in revenue for the three and nine months ended September 30, 2021. Revenue from acquisitions which closed in the fourth quarter of 2020, including Bally’s Atlantic City and Bally’s Shreveport, coupled with those that closed in the first nine months of 2021, including SportCaller, MKF, Bally Interactive, Bally’s Lake Tahoe, Bally’s Evansville, Bally’s Quad Cities, AVP and Telescope, contributed, in the aggregate, $150.6 million and $304.4 million to total revenue in the three and nine months ended September 30, 2021, respectively. Refer to Note 5 “Acquisitions” for further information on our recent acquisitions.

Operating costs and expenses

Gaming and racing expenses for the three months ended September 30, 2021 increased $49.5 million, or 178.8%, to $77.2 million from $27.7 million in the prior year comparable period and increased $123.8 million, or 193.6%, to $187.8 million for the nine months ended September 30, 2021 from $64.0 million in the prior year comparable period. This increase was primarily attributable to the inclusion of Bally’s Atlantic City and Bally’s Shreveport, acquired in the fourth quarter of 2020, and Bally’s Quad Cities, Bally’s Evansville and Bally’s Lake Tahoe, acquired during the second quarter of 2021, which in the aggregate contributed incremental gaming expenses of $38.4 million and $81.5 million for the third quarter and first nine months of 2021.

Non-gaming expenses for the three months ended September 30, 2021 increased $29.6 million, or 331.8%, to $38.5 million from $8.9 million in the same period last year. Non-gaming expenses for the nine months ended September 30, 2021 increased $52.8 million, or 168.5%, to $84.1 million from $31.3 million in the same period last year. This increase was primarily attributable to the inclusion of Bally’s Atlantic City and Bally’s Shreveport, acquired in the fourth quarter of 2020, and acquisitions of Bally’s Quad Cities, Bally’s Evansville and Bally’s Lake Tahoe, acquired during the second quarter of 2021, which in the aggregate contributed incremental non-gaming expenses of $21.2 million and $44.0 million for the third quarter and first nine months of 2021.

Advertising, general and administrative

Advertising, general and administrative expenses for the three months ended September 30, 2021 increased $98.9 million, or 224.8%, to $142.9 million from $44.0 million in the same period last year. Advertising, general and administrative expenses for the nine months ended September 30, 2021 increased $207.0 million, or 176.0%, to $324.6 million from $117.6 million in the same period last year. This increase year-over-year is primarily due to the additions of Bally’s Atlantic City and Bally’s Shreveport, acquired in the fourth quarter of 2020, and year-to-date 2021 acquisitions of Bally’s Quad Cities, Bally’s Evansville, Bally’s Lake Tahoe, Bally Interactive, MKF, Telescope, AVP and SportCaller which in the aggregate contributed $77.5 million and $143.8 million to advertising, general and administrative expenses for the third quarter and first nine months of 2021.

Acquisition, integration and restructuring expense

We incurred $6.8 million and $37.5 million of acquisition, integration and restructuring expenses during the three and nine months ended September 30, 2021, respectively, compared to $2.7 million and $7.0 million in the prior year three and nine month periods, respectively. This increase was driven by costs incurred in connection with our acquisition of Gamesys, $3.7 million and $17.3 million for the three and nine months ended September 30, 2021, respectively, and acquisitions completed in 2021 which amounted to $1.4 million and $14.0 million for the three and nine months ended September 30, 2021, respectively. Refer to Note 10 “Acquisition, Integration and Restructuring” for further information.

Other operating (income), costs and expenses

During the third quarter and first nine months of 2021, we recorded gains of $7.9 million, and $19.2 million, respectively, primarily attributable to insurance proceeds received due to the effects of Hurricane Zeta which made landfall in Louisiana shutting down our Hard Rock Biloxi property for three days during the fourth quarter of 2020. We also recorded rebranding expense of $0.4 million and $1.7 million during the third quarter and first nine months of 2021, respectively, in connection with our corporate name change to Bally’s Corporation in November 2020. During the second quarter of 2021, we sold our Dover Downs property to GLPI and recorded a gain on sale-leaseback of $53.4 million and recorded asset impairment charges of $4.7 million related to the Dover Downs and Bally’s Black Hawk tradenames in connection with our rebranding.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2021 was $29.0 million, an increase of $19.1 million, and $67.5 million for the nine months ended September 30, 2021, an increase of $39.4 million, each compared to the same period last year. The increase in depreciation and amortization is attributable to the additional properties acquired in 2020 and 2021, including fixed asset additions attributable to our Bally Interactive operating segment.

Income (loss) from operations

Income from operations was $27.7 million for the three months ended September 30, 2021 compared to $23.4 million in the comparable period in 2020. Income from operations was $137.7 million for the nine months ended September 30, 2021 compared to a loss from operations of $0.7 million in 2020.

The three and nine month comparable periods in 2020 were both impacted negatively by the COVID-19 pandemic with the shut-down of our properties from mid-March into June. As noted above, during the three and nine months ended September 30, 2021, we experienced strong revenue growth and a return in visitation to our properties as restrictions were lifted.

Total other income (expense), net

Total other expense, net for the three months ended September 30, 2021 increased $31.0 million to $47.9 million from $16.9 million the same period last year. This increase was driven by a loss on extinguishment of debt of $19.4 million in connection with the redemption of $210 million of the 6.75% senior notes due 2027, coupled with a $14.9 million increase in interest expense. Refer to Note 11 “Long-Term Debt” for further information. Offsetting these increases was $7.0 million of income recorded to adjust the naming rights liability associated with our contracts with Sinclair Broadcast group to fair value as of September 30, 2021.

Total other expense, net for the nine months ended September 30, 2021 increased $34.1 million to $77.5 million compared to $43.4 million in the same period last year. This was due to an increase in interest expense of $30.8 million year-over-year due to the timing of borrowings and the loss on extinguishment of debt of $19.4 million noted above, partially offset by a gain on bargain purchases of $23.1 million in connection with the acquisitions of Tropicana Evansville and Bally’s Lake Tahoe.

Provision (benefit) for income taxes

Benefit for income taxes for the three months ended September 30, 2021 was $5.4 million compared to $0.2 million for the three months ended September 30, 2020. The effective tax rate for the quarter was 26.8% compared to 3.8% for the three months ended September 30, 2020. Provision for income taxes for the nine months ended September 30, 2021 was $16.8 million compared to a benefit from income taxes of $18.4 million for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 was 27.8% compared to 41.8% for the nine months ended September 30, 2020. The increase in the year to date provision for income taxes in 2021 is mostly attributable to the increase in net income in the current year and the removal of the favorable carryback rate available during 2020 as a result of the CARES Act.

Net income (loss) and earnings (loss) per share

Net loss for the three months ended September 30, 2021 was $14.7 million, or ($0.30) per diluted share, a decrease of $21.5 million, or 319.4%, from net income of $6.7 million, or $0.22 per diluted share, in the same period last year. As a percentage of revenue, net income decreased from 5.8% for the three months ended September 30, 2020 to net loss of 4.7% for the three months ended September 30, 2021.

Net income for the nine months ended September 30, 2021 was $43.5 million, an increase of $69.2 million, or 269.2%, from a net loss of $25.7 million, or ($0.83) per diluted share, in the same period last year. As a percentage of revenue, net income increased to 5.6% for the nine months ended September 30, 2021 from a net loss of 10.1% for the nine months ended September 30, 2020.

These changes were impacted by the factors noted above.

Adjusted EBITDA by Segment

Consolidated Adjusted EBITDA was $78.0 million for the three months ended September 30, 2021, up $40.0 million, or 105.2%, from $38.0 million in the same period last year. Consolidated Adjusted EBITDA was $214.2 million for the nine months ended September 30, 2021, up $164.9 million, or 334.1%, from $49.3 million in the same period last year.

Adjusted EBITDA for the East segment for the third quarter of 2021 increased $30.9 million, or 137.9%, to $53.3 million and increased $87.6 million, or 261.8%, to $121.0 million for the nine months ended September 30, 2021, each compared to the same prior year periods. The third quarter and year to date increases year over year were driven by the inclusion of Bally’s Evansville, which was acquired in the second quarter of 2021, coupled with strong results at our Rhode Island and Dover Downs properties.

Adjusted EBITDA for the West segment for the third quarter of 2021 increased $20.7 million to $41.8 million and increased $97.9 million, or 310.8%, to $129.4 million for the nine months ended September 30, 2021, each compared to the same prior year periods. The third quarter increase year over year was driven by the acquisition of Bally’s Shreveport, which was acquired in the fourth quarter of 2020, and Bally’s Quad Cities and Bally’s Lake Tahoe which were acquired in the second quarter of 2021. The year to date increase year over year was driven by Shreveport, which was acquired in the fourth quarter of 2020, and strong results at our Hard Rock Biloxi and Bally’s Kansas City properties.

The following tables reconcile Adjusted EBITDA, a non-GAAP measure, to net income (loss), as derived from our financial statements (in thousands):

	Three Months Ended September 30, 2021
	East	West	Other	Total
Revenue	$176,975	$124,603	$13,201	$314,779

Net income (loss)	$25,386	$24,001	$(64,134)	$(14,747)
Interest expense, net of interest income	6	(1)	31,301	31,306
Provision (benefit) for income taxes	9,077	7,217	(21,694)	(5,400)
Depreciation and amortization	5,763	8,279	14,958	29,000
Non-operating (income) expense (1)	—	—	16,575	16,575
Acquisition, integration and restructuring	—	—	6,797	6,797
Share-based compensation	—	—	5,449	5,449
Other (2)	1,397	(5,853)	13,453	8,997
Allocation of corporate costs	11,686	8,165	(19,851)	—
Adjusted EBITDA	$53,315	$41,808	$(17,146)	$77,977
__________________________________
(1) Non-operating (income) expense includes: (i) change in value of naming rights liabilities, (ii) loss on extinguishment of debt and (iii) other expense, net.
(2) Other includes the following non-recurring items: (i) Goodwill and asset impairments, (ii) deal-related, rebranding, expansion and pre-opening expenses, (iii) Employee Retention Credits related to COVID-19, (iv) Credit Agreement amendment related expenses, (v) costs related to pursuing sports betting, iGaming and lottery access in various jurisdictions, (vi) non-routine legal expenses, and (vii) net gains related to insurance recoveries.

	Three Months Ended September 30, 2020
	East	West	Other	Total
Revenue	$59,065	$55,900	$1,659	$116,624

Net income (loss)	$10,702	$11,381	$(15,360)	$6,723
Interest expense, net of interest income	30	(12)	16,890	16,908
Provision (benefit) for income taxes	3,846	3,155	(7,249)	(248)
Depreciation and amortization	5,571	4,279	82	9,932
Acquisition, integration and restructuring	—	—	2,740	2,740
Share-based compensation	—	—	1,799	1,799
Other (1)	(330)	(154)	635	151
Allocation of corporate costs	2,591	2,453	(5,044)	—
Adjusted EBITDA	$22,410	$21,102	$(5,507)	$38,005
__________________________________
(1) Other includes the following non-recurring items: (i) Expansion and pre-opening expenses, (ii) Employee Retention Credit under the CARES Act which provides the Company with a refundable tax credit of 50% of up to $10,000 in wages paid by an eligible employer whose business has been financially impacted by COVID-19, (iii) Credit Agreement amendment expenses include costs associated with amendments made to the Company’s Credit Agreement, (iv) gain related to insurance recovery proceeds received for a damaged roof at the Company’s Arapahoe Park racetrack, (v) expenses incurred associated with the Rhode Island State Police investigation into a tenant in the Lincoln property and a former employee of the Company, (vi) expenses incurred associated with the campaign attempting to create an open bid process for the Rhode Island Lottery Contract and (vii) non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements).

	Nine Months Ended September 30, 2021
	East	West	Other	Total
Revenue	$408,458	$343,190	$23,130	$774,778

Net income (loss)	$90,353	$77,397	$(124,260)	$43,490
Interest expense, net of interest income	38	(14)	72,855	72,879
Provision (benefit) for income taxes	34,434	23,310	(40,993)	16,751
Depreciation and amortization	17,275	21,695	28,533	67,503
Non-operating (income) expense(1)	—	—	4,620	4,620
Acquisition, integration and restructuring	—	—	37,457	37,457
Share-based compensation	—	—	13,833	13,833
Gain on sale-leaseback	(53,425)	—	—	(53,425)
Other(2)	5,784	(15,329)	20,651	11,106
Allocated corporate costs	26,544	22,365	(48,909)	—
Adjusted EBITDA	$121,003	$129,424	$(36,213)	$214,214
__________________________________
(1) Non-operating (income) expense includes: (i) change in value of naming rights liabilities, (ii) gain on bargain purchases (iii) loss on extinguishment of debt and (iv) other expense, net.
(2) Other includes the following non-recurring items: (i) Goodwill and asset impairments, (ii) deal-related, rebranding, expansion and pre-opening expenses, (iii) Employee Retention Credits related to COVID-19, (iv) Credit Agreement amendment related expenses, (v) costs related to pursuing sports betting, iGaming and lottery access in various jurisdictions, (vi) non-routine legal expenses, and (vii) net gains related to insurance recoveries.

	Nine Months Ended September 30, 2020
	East	West	Other	Total
Revenue	$146,848	$104,039	$3,809	$254,696

Net income (loss)	$6,602	$7,710	$(40,022)	$(25,710)
Interest expense, net of interest income	51	(25)	43,365	43,391
Provision (benefit) for income taxes	2,443	610	(21,483)	(18,430)
Depreciation and amortization	18,022	9,805	227	28,054
Acquisition, integration and restructuring	20	—	6,964	6,984
Share-based compensation	—	—	9,468	9,468
Other(1)	(2,379)	7,614	351	5,586
Allocated corporate costs	8,683	5,794	(14,477)	—
Adjusted EBITDA	$33,442	$31,508	$(15,607)	$49,343
__________________________________
(1) Other includes the following non-recurring items: (i) Goodwill and asset impairment, (ii) Expansion and pre-opening expenses, (iii) Employee Retention Credit under the CARES Act which provides the Company with a refundable tax credit of 50% of up to $10,000 in wages paid by an eligible employer whose business has been financially impacted by COVID-19, (iv) Credit Agreement amendment expenses include costs associated with amendments made to the Company’s Credit Agreement, (v) gain related to insurance recovery proceeds received for a damaged roof at the Company’s Arapahoe Park racetrack, (vi) expenses incurred associated with the Rhode Island State Police investigation into a tenant in the Lincoln property and a former employee of the Company, (vii) expenses incurred associated with the campaign attempting to create an open bid process for the Rhode Island Lottery Contract, (viii) non-routine legal expenses incurred in connection with certain litigation matters (net of insurance reimbursements), and (ix) costs incurred in connection with the implementation of a new human resources information system.

Critical Accounting Policies and Estimates

There were no material changes in critical accounting policies and estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to Item 7. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a complete list of our Critical Accounting Policies and Estimates.

Recent Accounting Pronouncements

Refer to Note 3. “Recently Adopted and Issued Accounting Pronouncements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that affect us.

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

On April 20, 2021, we completed a public offering of 12,650,000 common shares at a price to the public of $55.00 per share and the sale of warrants to purchase 909,090 shares to affiliates of Sinclair Broadcast Group, Inc. at the same offering price. The net proceeds from the offering and the warrant sale, after deducting underwriting discounts and estimated expenses, of £485 million or $671 million were placed in escrow and were included in restricted cash as of September 30, 2021.

On August 20, 2021, we issued $750.0 million aggregate principal amount of senior notes due 2029 and $750.0 million aggregate principal amount of Senior Notes due 2031 (together, the “New Senior Notes”). Certain of the net proceeds from the New Senior Notes offering are included within restricted cash as of September 30, 2021. On October 1, 2021, upon the closing of the Gamesys Acquisition, the Company assumed the issuer obligation under the New Senior Notes.

On October 1, 2021, we entered into a credit agreement (the “New Credit Agreement”) providing for a senior secured term loan facility in an aggregate principal amount of $1.945 billion (the “New Term Loan Facility”), which will mature in 2028, and a senior secured revolving credit facility in an aggregate principal amount of $620.0 million (the “New Revolving Credit Facility”), which will mature in 2026. The New Revolving Credit Facility was undrawn at closing.

The credit facilities allow the Company to increase the size of the New Term Loan Facility or request one or more incremental term loan facilities or increase commitments under the New Revolving Credit Facility or add one or more incremental revolving facilities in an aggregate amount not to exceed the greater of $650 million and 100% of the Company’s consolidated EBITDA for the most recent four-quarter period plus or minus certain amounts as specified in the New Credit Agreement, including an unlimited amount subject to compliance with a consolidated total secured net leverage ratio.

On October 1, 2021, we acquired Gamesys for 9,773,537 shares of Bally’s common stock and approximately £1.544 billion in cash. The acquisition and refinancing of our and Gamesys’ debt was funded with, among other sources, the proceeds of the public offering of common shares, the warrant sale, the New Senior Notes and the New Term Loan Facility.

We expect that our primary capital requirements going forward will relate to the operation, maintenance and improvement of our properties we acquired along with debt service, rent and acquisitions. Our capital expenditure requirements are expected to moderately increase as a result of the properties acquired in the last 18 months. We have a $40 million planned redevelopment project for the Bally’s Kansas City property that we acquired in 2020 and we plan to invest $100 million in our Atlantic City property over five-years. In addition, we signed an agreement to jointly design and build a new casino in Centre County, Pennsylvania, in which we are a 51% owner. We estimate the total cost of the project, including construction, licensing and sports betting/iGaming operations, at $120 million. During the third quarter of 2021, we commenced the expansion and other capital improvements at our Bally’s Twin River location related to our partnership with IGT. We expect to use cash on hand and cash generated from operations to meet such obligations. Finally, we agreed to acquire the Tropicana Las Vegas for $150 million, which we expect to finance through sale-leaseback transactions with GLPI. For the nine months ended September 30, 2021, capital expenditures were $67.2 million, compared to $8.6 million in the same period last year.

We expect that our current liquidity, cash flows from operations and borrowings under our credit facility will be sufficient to fund our operations, capital requirements and service our outstanding indebtedness for the next 12 months, including giving effect to our pending acquisitions.

Cash Flows Summary

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$70,843	$1,711
Net cash used in investing activities	(302,127)	(288,513)
Net cash provided by financing activities	2,155,397	218,154
Net change in cash and cash equivalents and restricted cash	1,924,113	(68,648)
Effect of foreign currency on cash and cash equivalents	(41,651)	—
Cash and cash equivalents and restricted cash, beginning of period	126,555	185,502
Cash and cash equivalents and restricted cash, end of period	$2,009,017	$116,854

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2021 was $70.8 million, compared to net cash provided by operating activities of $1.7 million for the nine months ended September 30, 2020. This increase was primarily attributable to increased net income across our properties, including the additional properties acquired in the 2020 and 2021.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $302.1 million, an increase of $13.6 million compared to the nine months ended September 30, 2020. The increase was primarily driven by cash paid for acquisitions year-over-year coupled with a $58.6 million increase in expenditures, driven mostly by the expansion and renovation projects at our Bally’s Atlantic City, Bally’s Kansas City, Hard Rock Biloxi and Rhode Island properties, offset by $144.0 million of proceeds related to the sale-leaseback transaction for our Dover Downs property to GLPI in the second quarter. In the first nine months of 2021, we paid an aggregate $371.7 million for MKF, SportCaller, Bally Interactive, Bally’s Lake Tahoe, Bally’s Evansville, Bally’s Quad Cities, AVP and Telescope compared to $275.9 million for Bally’s Black Hawk and Bally’s Kansas City and Bally’s Vicksburg in the same period last year.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $2.16 billion compared to $218.2 million for the nine months ended September 30, 2020. Drivers of cash provided by financing activities for the first nine months of 2021 included $1.49 billion of cash proceeds from our senior notes offering and cash proceeds from equity issuances of $667.9 million in connection with the acquisition of Gamesys, revolver borrowings of $275.0 million and $50.0 million in connection with the issuance of Sinclair penny warrants, offset in part by payments on our revolver and senior notes. Cash provided by financing activities in the first half of 2020 was driven by $261.2 million of borrowings, net of fees, on our additional term loan offset by $33.3 million spent on share repurchases and cash dividends paid of $3.2 million under our capital return program.

Working Capital

At September 30, 2021, our net working capital was $1.97 billion compared to $145.8 million at December 31, 2020. The increase in net working capital of $1.83 billion was primarily attributable to $1.49 billion of cash proceeds from our senior notes offering and $667.9 million of cash proceeds received from our equity issuance, both of which were classified as restricted for use in our acquisition of Gamesys, as explained in Note 1 “General Information,” coupled with the timing of transactions in each respective period, as noted above.

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

On August 20, 2021, a subsidiary of the Company modified the above mentioned foreign exchange forward contracts, decreasing the notional amount of the GBP-denominated forward purchase commitments by £746 million to £354 million, collectively. The Company received $1.7 million upon settlement of the modification, which decreased the remaining fair value of the contracts.

ITEM 4.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

The Company completed its acquisitions of SportCaller on February 5, 2021, Monkey Knife Fight on March 23, 2021, Bally Interactive, formerly Bet.Works, on March 23, 2021, Bally’s Lake Tahoe on April 6, 2021, Bally’s Evansville on June 3, 2021, Bally’s Quad Cities on June 14, 2021, AVP on July 12, 2021, and Telescope on August 12, 2021. See Note 5 “Acquisitions” included in Part I. Item 1 of this Quarterly Report on Form 10-Q for a discussion of the acquisitions and related financial data. The Company is currently in the process of integrating the acquired companies’ internal controls over financial reporting. Except for the inclusion of the acquired companies, there has been no change in our internal control over financial reporting that occurred during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no repurchases by the Company of its common stock for the quarter ended September 30, 2021.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
3.1*	Fifth amended and restated certificate of incorporation
4.1
Indenture, dated August 20, 2021, among Premier Entertainment Sub, LLC, Premier Entertainment Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed August 20, 2021)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally's Corporation's Quarterly report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 9, 2021.

BALLY’S CORPORATION

By:	/s/ STEPHEN H. CAPP
Stephen H. Capp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)