Form 10-Q
period 2022-03-31
Bally's Corp
filed 2022-05-05
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of April 29, 2022, the number of shares of the registrant’s $0.01 par value common stock outstanding was 52,538,476.
For additional information regarding the Company’s shares outstanding, refer to Note 16 “Stockholders’ Equity.”

BALLY’S CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements
BALLY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$160,777	$206,193
Restricted cash	62,893	68,647
Accounts receivable, net	49,393	48,178
Inventory	13,583	11,489
Tax receivable	131,164	128,217
Prepaid expenses and other current assets	93,104	104,463
Total current assets	510,914	567,187
Property and equipment, net	877,275	838,651
Right of use assets, net	502,222	507,843
Goodwill	2,082,632	2,122,653
Intangible assets, net	2,397,827	2,477,952
Deferred tax asset	15,735	11,922
Other assets	21,423	27,009
Total assets	$6,408,028	$6,553,217
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$19,450	$19,450
Current portion of lease liabilities	24,773	24,506
Accounts payable	83,167	87,540
Accrued income taxes	48,701	37,208
Accrued liabilities	352,695	401,428
Total current liabilities	528,786	570,132
Long-term debt, net	3,449,053	3,426,777
Long-term portion of lease liabilities	501,980	506,475
Pension benefit obligations	4,406	4,647
Deferred tax liability	196,339	214,467
Naming rights liabilities	153,073	168,929
Contingent consideration payable	13,077	34,931
Other long-term liabilities	10,091	11,057
Total liabilities	4,856,805	4,937,415
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 shares authorized; 52,538,476 and 53,050,055 shares issued; 52,538,476 and 52,254,477 shares outstanding)	525	530
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,832,224	1,849,068
Treasury stock, at cost	—	(29,166)
Retained deficit	(144,037)	(138,683)
Accumulated other comprehensive loss	(141,249)	(69,707)
Total Bally’s Corporation stockholders’ equity	1,547,463	1,612,042
Non-controlling interest	3,760	3,760
Total stockholders’ equity	1,551,223	1,615,802
Total liabilities and stockholders’ equity	$6,408,028	$6,553,217
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Gaming	$463,702	$155,278
Hotel	26,935	13,059
Food and beverage	23,988	15,500
Retail, entertainment and other	33,646	8,429
Total revenue	548,271	192,266

Operating (income) costs and expenses:
Gaming	219,212	47,254
Hotel	8,582	5,149
Food and beverage	18,956	12,209
Retail, entertainment and other	13,099	1,797
Advertising, general and administrative	181,616	80,499
Expansion and pre-opening	—	603
Acquisition, integration and restructuring	5,280	12,258
Gain from insurance recoveries, net of losses	(164)	(10,676)
Rebranding	289	913
Depreciation and amortization	78,881	12,786
Total operating costs and expenses	525,751	162,792
Income from operations	22,520	29,474

Other income (expense):
Interest income	162	524
Interest expense, net of amounts capitalized	(45,847)	(20,798)
Change in value of naming rights liabilities	13,379	(27,406)
Adjustment on bargain purchase	(107)	—
Other, net	6,207	2,671
Total other expense, net	(26,206)	(45,009)

Loss before provision for income taxes	(3,686)	(15,535)
Benefit from income taxes	(5,575)	(4,830)
Net income (loss)	$1,889	$(10,705)

Basic earnings (loss) per share	$0.03	$(0.30)
Weighted average common shares outstanding - basic	60,017	35,827
Diluted earnings (loss) per share	$0.03	$(0.30)
Weighted average common shares outstanding - diluted	60,120	35,827
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS (unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$1,889	$(10,705)
Other comprehensive income (loss):
Foreign currency translation adjustment	$(71,542)	$(1,052)
Defined benefit pension plan reclassification adjustment(1)	—	40
Other comprehensive loss	(71,542)	(1,012)
Total comprehensive loss	$(69,653)	$(11,717)
__________________________________
(1)    Tax effect of reclassification adjustment was de minimis.

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2021	52,254,477	$530	$1,849,068	$(29,166)	$(138,683)	$(69,707)	$3,760	$1,615,802
Release of restricted stock	122,849	1	(2,534)	—	—	—	—	(2,533)
Share-based compensation	—	—	5,095	—	—	—	—	5,095
Retirement of treasury shares	—	(11)	(35,200)	42,454	(7,243)	—	—	—
Share repurchases	(350,616)	—	—	(13,288)	—	—	—	(13,288)
Stock options exercised	20,000	—	86	—	—	—	—	86
Penny warrants exercised	383,934	4	—	—	—	—	—	4
Issuance of MKF penny warrants	—	—	12,010	—	—	—	—	12,010
Settlement of consideration to SportCaller	107,832	1	3,699	—	—	—	—	3,700
Other comprehensive loss	—	—	—	—	—	(71,542)	—	(71,542)
Net income	—	—	—	—	1,889	—	—	1,889
Balance as of March 31, 2022	52,538,476	$525	$1,832,224	$—	$(144,037)	$(141,249)	$3,760	$1,551,223

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2020	30,685,938	$307	$294,643	$—	$34,792	$(3,144)	$—	$326,598
Release of restricted stock	23,811	—	(990)	—	—	—	—	(990)
Share-based compensation	—	—	4,483	—	—	—	—	4,483
Stock options exercised	30,000	—	129	—	—	—	—	129
Penny warrants exercised	932,949	9	—	(9)	—	—	—	—
Reclassification of Sinclair options	—	—	59,724	—	—	—	—	59,724
Issuance of MKF penny warrants	—	—	64,694	—	—	—	—	64,694
Shares issued for purchase of SportCaller	221,391	2	11,774	—	—	—	—	11,776
Other comprehensive loss	—	—	—	—	—	(1,012)	—	(1,012)
Net loss	—	—	—	—	(10,705)	—	—	(10,705)
Balance as of March 31, 2021	31,894,089	$318	$434,457	$(9)	$24,087	$(4,156)	$—	$454,697
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,889	$(10,705)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	78,881	12,786
Non-cash lease expense	7,221	159
Share-based compensation	5,095	4,483
Amortization of debt discount and debt issuance costs	2,417	1,515
Gain from insurance recoveries	—	(10,513)
Deferred income taxes	(18,594)	(6,341)
Loss on assets and liabilities measured at fair value	139	—
Change in value of naming rights liabilities	(13,379)	27,406
Change in contingent consideration payable	(5,859)	(3,142)
Adjustment on bargain purchase	107	—
Other operating activities	1,750	2,111
Changes in current operating assets and liabilities	(38,857)	8,111
Net cash provided by operating activities	20,810	25,870
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(22,745)
Capital expenditures	(54,516)	(15,327)
Insurance proceeds from hurricane damage	—	10,513
Cash paid for internally developed software	(14,956)	—
Acquisition of gaming licenses	(860)	(250)
Other intangible asset acquisitions	(1,500)	—
Other investing activities	(123)	(1,075)
Net cash used in investing activities	(71,955)	(28,884)
Cash flows from financing activities:
Issuance of long-term debt	105,000	40,000
Repayments of long-term debt	(84,863)	(1,438)
Payment of financing fees	—	(5,840)
Share repurchases	(13,288)	—
Other financing activities	(2,444)	(861)
Net cash provided by financing activities	4,405	31,861
Effect of foreign currency on cash and cash equivalents	(4,430)	69
Net change in cash and cash equivalents and restricted cash	(51,170)	28,916
Cash and cash equivalents and restricted cash, beginning of period	274,840	126,555
Cash and cash equivalents and restricted cash, end of period	$223,670	$155,471
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$67,015	$9,128
Cash paid for income taxes, net of refunds	3,427	(607)
Non-cash investing and financing activities:
Unpaid property and equipment	$33,743	$3,960
Stock and equity instruments issued for acquisition of SportCaller and Monkey Knife Fight	—	76,756
Acquisitions in exchange for contingent liability	—	58,685
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    GENERAL INFORMATION

Description of Business

Bally’s Corporation (the “Company” or “Bally’s”) is a global gaming, hospitality and entertainment company with casinos and resorts and online gaming (“iGaming”) business-to-business-to-consumer (“B2B2C”) businesses. The Company owns and manages the following casino and resort properties:

Casinos and Resorts	Location	Type	Built/Acquired
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)	Lincoln, Rhode Island	Casino and Resort	2004
Bally’s Arapahoe Park	Aurora, Colorado	Racetrack/OTB Site	2004
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)	Biloxi, Mississippi	Casino and Resort	2014
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)	Tiverton, Rhode Island	Casino and Hotel	2018
Bally’s Dover Casino Resort (“Bally’s Dover”)(1)	Dover, Delaware	Casino, Resort and Raceway	2019
Bally’s Black Hawk(1)(2)	Black Hawk, Colorado	Three Casinos	2020
Bally’s Kansas City Casino (“Bally’s Kansas City”)	Kansas City, Missouri	Casino	2020
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi	Casino and Hotel	2020
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey	Casino and Hotel	2020
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)	Shreveport, Louisiana	Casino and Hotel	2020
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada	Casino and Resort	2021
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)(1)	Evansville, Indiana	Casino and Hotel	2021
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)(1)	Rock Island, Illinois	Casino and Hotel	2021
__________________________________
(1)    Properties leased from Gaming and Leisure Properties, Inc. (“GLPI”) under the Master Lease agreement. Refer to Note 13 “Leases” for further information. The Company completed its sale-leaseback transaction of Bally’s Quad Cities and Bally’s Black Hawk on April 1, 2022.
(2)    Includes Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.

Under the North America Interactive reportable segment, the Company owns and manages the following businesses:
•Bally’s Interactive, a B2B2C sportsbook and iCasino platform provider and operator;
•Horses Mouth Limited (“SportCaller”), a business-to-business (“B2B”) free-to-play game provider for sports betting companies;
•Monkey Knife Fight (“MKF”), a business-to-consumer daily fantasy sports (“DFS”) platform and operator;
•Joker Gaming, known as Live at the Bike, an online subscription streaming service featuring livestream and on-demand poker videos and podcasts;
•the Association of Volleyball Professionals (“AVP”), a premier professional beach volleyball organization and host of the longest-running domestic beach volleyball tour in the United States (“US”);
•Telescope Inc. (“Telescope”), a leading provider of real-time audience engagement solutions for live events, gamified second screen experiences and interactive livestreams; and
•Degree 53, a United Kingdom (“UK”)-based creative agency that specializes in multi-channel website and personalized mobile app and software development for the online gambling and sports industries.

The North America Interactive reportable segment also includes the North American operations of Gamesys.

The Company’s International Interactive reportable segment includes the interactive activities in Europe and Asia of Gamesys Group Ltd. (“Gamesys”), a B2B2C iCasino and online bingo platform provider and operator, acquired by the Company on October 1, 2021, and Solid Gaming, a games content aggregation business.

Refer to Note 18 “Segment Reporting” for further information.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BALY.”

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as variable interest entities (“VIEs”), of which the Company is determined to be the primary beneficiary. All intercompany transactions and balances have been eliminated in the consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The financial statements of our foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in net income (loss).

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes in significant accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates.

COVID-19 Pandemic

As of March 31, 2022, the Company’s properties are all operating with minimal restrictions. Although the Company is experiencing positive trends as a result of the reopening of its properties, the COVID-19 pandemic is ongoing and future developments, which are uncertain and cannot be predicted at this time, could have a material negative impact on operations.

2.    SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents and Restricted Cash

The Company considers all cash balances and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

As of March 31, 2022 and December 31, 2021, restricted cash of $62.9 million and $68.6 million, respectively, consisted primarily of player deposits and payment service provider deposits in connection with the Company’s iGaming operations. Restricted cash also includes Video Lottery Terminal (“VLT”) and table games cash payable to the State of Rhode Island and certain cash accounts at other properties, which are unavailable for the Company’s use. The following table reconciles cash and restricted cash in the condensed consolidated balance sheets to the total shown on the condensed consolidated statements of cash flows.

	March 31,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$160,777	$206,193
Restricted cash	62,893	68,647
Total cash and cash equivalents and restricted cash	$223,670	$274,840

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Amounts due from Rhode Island and Delaware(1)	$14,484	$10,575
Gaming receivables	9,185	10,576
Non-gaming receivables	30,185	31,481
Accounts receivable	53,854	52,632
Less: Allowance for doubtful accounts	(4,461)	(4,454)
Accounts receivable, net	$49,393	$48,178
__________________________________
(1)    Represents the Company’s share of VLT and table games revenue for Bally’s Twin River and Bally’s Tiverton due from the State of Rhode Island and from the State of Delaware for Bally’s Dover.

Gain from insurance recoveries, net of losses

Gain from insurance recoveries, net of losses, relate to losses incurred resulting from storms impacting the Company’s properties, net of insurance recovery proceeds. During the three months ended March 31, 2022 and 2021, the Company recorded a gain from insurance recoveries, net of losses, of $0.2 million and $10.7 million, respectively, primarily attributable to insurance proceeds received due to the effects of Hurricane Zeta, which made landfall in Louisiana shutting down the Company’s Hard Rock Biloxi property for three days during the fourth quarter of 2020.

Gaming Expenses

Gaming expenses include, among other things, payroll costs and expenses associated with the operation of VLTs, slots and table games, including gaming taxes payable to jurisdictions in which the Company operates outside of Rhode Island and Delaware, and advertising costs directly associated with the sale of the Company’s interactive gaming products and services. Gaming expenses also includes racing expenses comprised of payroll costs, off track betting (“OTB”) commissions and other expenses associated with the operation of live racing and simulcasting.

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended March 31, 2022 and 2021, advertising expense was $65.3 million and $1.4 million, respectively. Advertising expense attributable to the Company’s interactive business included within Gaming expenses for the three months ended March 31, 2022 was $63.1 million. There was no advertising expense attributable to the Company’s interactive business included within Gaming expenses for the three months ended March 31, 2021.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Naming Rights Intangible Asset - Under the terms of the Sinclair Agreement, the Company is required to pay annual naming rights fees to Sinclair for naming rights of the regional sports networks which escalate annually and total $88.0 million over the 10-year term of the agreement beginning April 1, 2021. The Company accounted for this transaction as an asset acquisition in accordance with the “Acquisition of Assets Rather Than a Business” subsections of Accounting Standards Codification (“ASC”) 805-50 using a cost accumulation model. The naming rights intangible asset represents the consideration transferred on the acquisition date comprised of the present value of annual naming rights fees, the fair value of the warrants and options and an estimate of the Tax Receivable Agreement (“TRA”) payments, each explained below. The naming rights intangible asset was $300.7 million and $311.7 million as of March 31, 2022 and December 31, 2021, respectively. Amortization began on April 1, 2021, the commencement date of the re-branded Sinclair regional sports networks, and was $8.4 million for the three months ended March 31, 2022. Refer to Note 8 “Goodwill and Intangible Assets” for further information.

Naming Rights Fees - The present value of the annual naming rights fees was recorded as part of the cost of the naming rights intangible asset with a corresponding liability which will be accreted through interest expense over the life of the agreement. The total value of the liability as of March 31, 2022 and December 31, 2021 was $59.0 million and $58.9 million, respectively. The short-term portion of the liability, which was $2.0 million as of March 31, 2022 and December 31, 2021, is recorded within “Accrued liabilities” and the long-term portion of the liability, which was $57.0 million and $56.9 million as of March 31, 2022 and December 31 2021, respectively, is recorded within “Naming rights liabilities” in the condensed consolidated balance sheets. Accretion expense for the three months ended March 31, 2022 and 2021 was $1.1 million and $1.0 million respectively, and was reported in “Interest expense, net of amounts capitalized” in the condensed consolidated statements of operations.

Warrants and Options - The Company issued to Sinclair (1) an immediately exercisable warrant to purchase up to 4,915,726 shares of the Company at an exercise price of $0.01 per share (“the Penny Warrants”), (2) a warrant to purchase up to a maximum of 3,279,337 additional shares of the Company at a price of $0.01 per share subject to the achievement of various performance metrics (the “Performance Warrants”), and (3) an option to purchase up to 1,639,669 additional shares in four tranches with purchase prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing (the “Options”). The exercise and purchase prices and the number of shares issuable upon exercise of the warrants and options are subject to customary anti-dilution adjustments. The issuance pursuant to the warrants and options of shares in excess of 19.9% of the Company’s currently outstanding shares was subject to the approval of the Company’s stockholders in accordance with the rules of the NYSE, which was obtained on January 27, 2021.

Penny Warrants & Options. The Penny Warrants and Options are equity classified instruments under ASC 815, Derivatives and Hedging, (“ASC 815”). The fair value of the Penny Warrants approximates the fair value of the underlying shares and was $150.4 million on November 18, 2020 at issuance, and was recorded to “Additional paid-in-capital” in the condensed consolidated balance sheets, with an offset to the naming rights intangible asset. The fair value of the Options was $59.7 million as of December 31, 2021 and is recorded within “Additional paid-in-capital” in the condensed consolidated balance sheets.

Performance Warrants. The Performance Warrants are accounted for as a derivative liability because the underlying performance metrics represent an adjustment to the settlement amount that is not indexed to the Company’s own stock and thus equity classification is precluded under ASC 815. Refer to Note 9 “Fair Value Measurements” for further information.

Tax Receivable Agreement - The Company is required to share 60% of the tax benefit the Company receives from the Penny Warrants, Options, Performance Warrants and payments under the TRA with Sinclair over the term of the agreement as tax benefit amounts are determined through the filing of the Company’s annual tax returns. Changes in estimate of the tax benefit to be realized and tax rates in effect at the time, among other changes, are treated as an adjustment to the naming rights intangible asset. The TRA liability was $39.6 million and $42.2 million as of March 31, 2022 and December 31, 2021, respectively, and is included in “Naming rights liabilities” in the condensed consolidated balance sheets. The change in value of the TRA liability is included in “Change in value of naming rights liabilities” in the condensed consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Variable Interest Entities

The Company evaluates entities for which control is achieved through means other than voting rights to determine if it is the primary beneficiary of a VIE. An entity is a VIE if it has any of the following characteristics (1) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, (2) equity holders, as a group, lack the characteristics of a controlling financial interest or (3) the entity is structured with non-substantive voting rights. The primary beneficiary of the VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary.

In determining whether it is the primary beneficiary of the VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; and significance of the Company’s investment and other means of participation in the VIE’s expected profits/losses. Significant judgments related to these determinations include estimates about the current and future fair values and performance of assets held by these VIEs and general market conditions.

Management analyzed and concluded that Breckenridge Curacao B.V. is a VIE because it does not have sufficient equity investment at risk. The Company has determined that it is the primary beneficiary and consolidates the VIE because (a) although the Company does not control all decisions of the VIE, the Company has the power to direct the activities of the VIE that most significantly impact its economic performance through various contracts with the entity and (b) the nature of these agreements between the VIE and the Company provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are based upon off-market rates and commensurate to the level of services provided. The Company receives significant benefits in the form of fees that are not at market and commensurate to the level of services provided. As a result, the Company consolidates all of the assets, liabilities and results of operations of the VIE and its subsidiaries in the accompanying consolidated financial statements. As of March 31, 2022 and December 31, 2021 Breckenridge Curacao B.V. had total assets of $86.7 million and $85.4 million, respectively, and total liabilities of $76.5 million and $75.2 million, respectively. Breckenridge Curacao B.V. had revenues of $86.9 million for the three months ended March 31, 2022.

The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis.

Related Party Transaction

On September 26, 2019, prior to the Company’s acquisition of Gamesys, Gamesys (Holdings) Limited (“GHL”) was acquired by JPJ Group plc (“JPJ”) and subsequently renamed Gamesys. In connection with the JPJ acquisition, £10.0 million of the cash consideration was deferred and payable (plus interest) to GHL’s majority shareholders 30 months after closing. The Company recorded deferred consideration of $14.9 million and $15.1 million within current liabilities of the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. Of such amount, approximately $7.4 million was payable to related parties as former majority shareholders. The Company paid the deferred consideration in April 2022.

3.    RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

Standards to be implemented

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update address diversity in practice and inconsistency related to recognition of an acquired contract liability and the effect of payment terms on subsequent revenue recognition for the acquirer. This update is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of this amendment on its condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.    REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC 606 which requires companies to recognize revenue in a way that depicts the transfer of promised goods or serves. In addition, the standard requires more detailed disclosures to enable readers of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company generates revenue from four principal sources: gaming (which includes retail gaming, online gaming, sports betting and racing), hotel, food and beverage and retail entertainment and other.

The Company determines revenue recognition through the following steps:
•Identify the contract, or contracts, with the customer;
•Identify the performance obligations in the contract;
•Determine the transaction price;
•Allocate the transaction price to performance obligations in the contract; and
•Recognize revenue when or as the Company satisfies performance obligations by transferring the promised good or services

The Company is currently engaged in gaming services, which include retail, online and racing. Additional services include hotel, food and beverage. The amount of revenue recognized by the Company is measured at the transaction price or the amount of consideration that the Company expects to receive through satisfaction of the identified performance obligations.

Retail gaming, online gaming and sports betting revenue, each as described below, contain a single performance obligation. Retail gaming transactions have an obligation to honor the outcome of a wager and to payout an amount equal to the stated odds, including the return of the initial wager, if the customer receives a winning hand. These elements of honoring the outcome of the hand of play and generating a payout are considered one performance obligation. Online gaming and sports betting represent a single performance obligation for the Company to operate contests or games and award prizes or payouts to users based on results of the arrangement. Revenue is recognized at the conclusion of each contest, wager or wagering game hand. Incentives can be used across online gaming products. The Company allocates a portion of the transaction price to certain customer incentives that create material future customer rights and are a separate performance obligation. In addition, in the event of a multi-stage contest, the Company will allocate transaction price ratably from contest start to the contest’s final stage. Racing revenue is earned through advance deposit wagering which consists of patrons wagering through an advance deposit account. Each wagering contract contains a single performance obligation.

The transaction price for a gaming wagering contract is the difference between gaming wins and losses, not the total amount wagered. The transaction price for racing operations, inclusive of live racing events conducted at the Company’s racing facilities, is the commission received from the pari-mutuel pool less contractual fees and obligations primarily consisting of purse funding requirements, simulcasting fees, tote fees and certain pari-mutuel taxes that are directly related to the racing operations. The transaction price for food and beverage and hotel is the net amount collected from the customer for such goods and services. Hotel, food and beverage services have been determined to be separate, stand-alone performance obligations and revenue is recognized as the good or service is transferred at the point in time of the transaction.

The following contains a description of each of the Company’s revenue streams:

Gaming Revenue

Retail Gaming

The Company recognizes retail gaming revenue as the net win from gaming activities, which is the difference between gaming inflows and outflows, not the total amount wagered. Progressive jackpots are estimated and recognized as revenue at the time the obligation to pay the jackpot is established. Gaming revenues are recognized net of certain cash and free play incentives.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Gaming services contracts have two performance obligations for those customers earning incentives under the Company’s player loyalty programs and a single performance obligation for customers who do not participate in the programs. The Company applies a practical expedient to account for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the impact on the consolidated financial statements of applying the revenue recognition guidance to the portfolio would not differ materially from the application of an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with incentives earned under loyalty programs, the Company allocates an amount to the loyalty program contract liability based on the stand-alone selling price of the incentive earned for a hotel room stay, food and beverage or other amenity. The performance obligation related to loyalty program incentives are deferred and recognized as revenue upon redemption by the customer. The amount associated with gaming wagers is recognized at the point the wager occurs, as it is settled immediately.

Gaming revenue includes the share of VLT revenue for Bally’s Twin River and Bally’s Tiverton, in each case, as determined by each property’s respective master VLT contracts with the State of Rhode Island. Bally’s Twin River is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share on VLT revenue generated from units in excess of 3,002 units. Beginning July 1, 2021, Bally’s Twin River is entitled to an additional 7.00% share of revenue on VLTs owned by the Company. Bally’s Tiverton is entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Bally’s Twin River. Gaming revenue also includes Bally’s Twin River’s and Bally’s Tiverton’s share of table games revenue. Bally’s Twin River and Bally’s Tiverton each were entitled to an 83.5% share of table games revenue generated as of March 31, 2022 and 2021. Revenue is recognized when the wager is settled, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming services on behalf of the State of Rhode Island.

Gaming revenue also includes Bally’s Dover’s share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Bally’s Dover is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of March 31, 2022 and 2021, Bally’s Dover was entitled to an approximate 42% share of VLT revenue and 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis, which is the percentage share of VLT and table games revenue received, as the Company acts as an agent in operating the gaming services on behalf of the State of Delaware.

Gaming revenue also includes the casino revenue of Hard Rock Biloxi, Bally’s Black Hawk, beginning January 23, 2020, Bally’s Kansas City and Bally’s Vicksburg, beginning July 1, 2020, Bally’s Atlantic City, beginning November 18, 2020, Bally’s Shreveport, beginning December 23, 2020, Bally’s Lake Tahoe, beginning April 6, 2021, Bally’s Evansville, beginning June 3, 2021, and Bally’s Quad Cities, beginning June 14, 2021, which is the aggregate net difference between gaming wins and losses, with deferred revenue recognized for prepaid deposits by prior to play, for chips outstanding and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of credits played, are charged to revenue as the amount of the progressive jackpots increase.

Online gaming

Online gaming refers to digital versions of wagering games available in land-based casinos, such as blackjack, roulette and slot machines. For these offerings, the Company operates similarly to land-based casinos, generating revenue from user wagers net of payouts and incentives awarded to users.

Online gaming revenue includes the online bingo and casino revenue of Gamesys, beginning October 1, 2021. The revenue is earned from operating online bingo and casino websites, which consists of the difference between total amounts wagered by players less winnings payable to players, bonuses allocated and jackpot contributions. Online gaming revenue is recognized at the point in time when the player completes a gaming session and payout occurs. There is no significant degree of uncertainty involved in quantifying the amount of gaming revenue earned, including bonuses, jackpot contributions and loyalty points. Bonuses, jackpot contributions and loyalty points are measured at fair value at each reporting date.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Sports betting

Sports betting involves a user wagering money on an outcome or series of outcomes. If a user wins the wager, the Company pays the user a pre-determined amount known as fixed odds. Sports betting revenue is generated through built-in theoretical margins in each sports wagering opportunity offered to users. Revenue is recognized as total wagers net of payouts made and incentives awarded to users.

During 2020, the Company entered into several multi-year agreements with third-party operators for online sports betting and iGaming market access in the states of Colorado and New Jersey from which the Company has received or expects to receive one-time, up front market access fees in cash or equity securities (specific to one operator agreement) and certain other fees in cash generally based on a percentage of the gross gaming revenue generated by the operator, with certain annual minimum guarantees due to the Company. The one-time market access fees received have been recorded as deferred revenue and will be recognized as gaming revenue ratably over the respective contract terms, beginning with the commencement of operations of each respective agreement. The Company recognized commissions in certain states from online sports betting and iGaming which are included in gaming revenue for the three months ended March 31, 2022 and 2021. Deferred revenue associated with third-party operators for online sports betting and iGaming market access was $6.8 million as of March 31, 2022 and December 31, 2021, and is included in “Accrued liabilities” and “Other long-term liabilities” in the condensed consolidated balance sheets.

All other revenues, including market access, daily fantasy sports and B2B service revenue generated by the North America Interactive and International Interactive reportable segments, are recognized at the time the goods are sold or the service is provided.

Racing

Racing revenue includes Bally’s Twin River’s, Bally’s Tiverton’s, Bally’s Arapahoe Park’s and Bally’s Dover’s share of wagering from live racing and the import of simulcast signals. Racing revenue is recognized upon completion of the wager based upon an established take-out percentage. The Company functions as an agent to the pari-mutuel pool. Therefore, fees and obligations related to the Company’s share of purse funding, simulcasting fees, tote fees, pari-mutuel taxes, and other fees directly related to the Company’s racing operations are reported on a net basis and included as a reduction to racing revenue.

Hotel, Food and Beverage and Retail, Entertainment and Other Revenue

Hotel revenue is recognized at the time of occupancy, which is when the customer obtains control through occupancy of the room. Advance deposits for hotel rooms are recorded as liabilities until revenue recognition criteria are met. Food and beverage revenues are recognized at the time the goods are sold from Company-operated outlets. The estimated standalone selling price of hotel rooms is determined based on observable prices. The standalone selling price of food and beverage as well as retail, entertainment and other goods and services are determined based upon the actual retail prices charged to customers for those items. Cancellation fees for hotel and meeting space services are recognized upon cancellation by the customer and are included in hotel, food and beverage revenue within our consolidated statements of operations.

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Hotel	$15,902	$6,909
Food and beverage	16,710	10,449
Retail, entertainment and other	2,207	951
	$34,819	$18,309
Sales tax and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not included in revenue or operating expenses.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In the fourth quarter of 2021, the Company changed its reportable segments to better align with its strategic growth initiatives in light of recent and pending acquisitions. Refer to Note 18 “Segment Reporting” for further information. The following tables provide a disaggregation of revenue by segment:

(in thousands)	Casinos & Resorts	North America Interactive	International Interactive	Total
Three Months Ended March 31, 2022
Gaming	$217,805	$6,645	$239,252	$463,702
Hotel	26,935	—	—	26,935
Food and beverage	23,988	—	—	23,988
Retail, entertainment and other	11,242	8,582	13,822	33,646
Total revenue	$279,970	$15,227	$253,074	$548,271

Three Months Ended March 31, 2021
Gaming	$154,429	$849	—	$155,278
Hotel	13,059	—	—	13,059
Food and beverage	15,500	—	—	15,500
Retail, entertainment and other	6,445	1,984	—	8,429
Total revenue	$189,433	$2,833	—	$192,266

Revenue included in operations from Bally’s Lake Tahoe from the date of acquisition, April 6, 2021, Bally’s Evansville from the date of its acquisition, June 3, 2021, and Bally’s Quad Cities from the date of its acquisition, June 14, 2021 are reported in Casinos & Resorts. Revenue included in operations from SportCaller from the date of its acquisition, February 5, 2021, MKF from the date of its acquisition, March 23, 2021, Bally’s Interactive from the date of its acquisition, May 28, 2021, AVP from the date of its acquisition, July 12, 2021, Telescope from the date of its acquisition, August 12, 2021, Degree 53 from the date of its acquisition, October 25, 2021, and the North American operations of Gamesys, from the date of its acquisition, October 1, 2021 are reported in North America Interactive. Revenue included in operations from the European and Asian activities from Gamesys is reported in International Interactive. Refer to Note 5 “Acquisitions” for further information.

Contract Assets and Contract Related Liabilities

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays, and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers were $37.2 million and $35.5 million as of March 31, 2022 and December 31, 2021, respectively.

The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, advance deposits made for goods and services yet to be provided and unpaid wagers. All of the contract liabilities are short-term in nature and are included in “Accrued liabilities” in the condensed consolidated balance sheets.

Loyalty program incentives earned by customers are typically redeemed within one year from when they are earned and expire if a customer’s account is inactive for more than 12 months; therefore, the majority of these incentives outstanding at the end of a period will either be redeemed or expire within the next 12 months. While properties were operating at limited capacity, many properties extended the expiration dates for tiered status programs or temporarily suspended periodic purges of unused loyalty points. As properties have resumed operations at full capacity, many have reinstated their pre-COVID-19 practices or put new loyalty programs into place.

Advance deposits are typically for future banquet events, hotel room reservations and interactive player deposits. The banquet and hotel reservation deposits are usually received weeks or months in advance of the event or hotel stay. The Company holds restricted cash for interactive player deposits and records a corresponding withdrawal liability.

Unpaid wagers include the Company’s outstanding chip liability, unpaid slot and pari-mutuel and sports betting tickets.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Liabilities related to contracts with customers as of March 31, 2022 and December 31, 2021 were as follows:

(in thousands)	March 31, 2022	December 31, 2021
Loyalty programs	$19,759	$19,099
Advanced deposits from customers	26,415	29,168
Unpaid wagers	10,483	11,307
Total	$56,657	$59,574

The Company recognized $8.3 million and $2.8 million of revenue related to loyalty program redemptions for the three months ended March 31, 2022 and 2021, respectively.

5.    ACQUISITIONS

Recent Acquisitions

The Company accounted for all of the following acquisitions as business combinations using the acquisition method with Bally’s as the accounting acquirer in accordance with ASC 805. Under this method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed of the acquiree based upon their estimated fair values at the acquisition date. The fair value of the identifiable intangible assets acquired are determined by using an income approach. Significant assumptions utilized in the income approach are based on company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The purchase price allocation for the acquisitions of Bally’s Evansville, Bally’s Quad Cities, Gamesys and certain of the Bally’s Interactive Acquisitions, as defined below, are preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such finalizations will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible assets acquired and liabilities assumed.

The Company recorded transaction costs related to its recent and pending acquisitions of $4.5 million and $12.3 million during the three months ended March 31, 2022 and 2021, respectively. These costs are included in “Acquisition, integration and restructuring” in the condensed consolidated statements of operations. Refer to Note 11 “Acquisition, Integration and Restructuring” for further information.

Bally’s Lake Tahoe Casino Resort

On April 6, 2021, the Company acquired Bally’s Lake Tahoe in Lake Tahoe, Nevada from Eldorado Resorts, Inc. (“Eldorado”) and certain of its affiliates for $14.2 million, payable in cash one year from the closing date and subject to customary post-closing adjustments. The deferred purchase price is included within “Accrued liabilities” of the condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021.

The identifiable intangible assets recorded in connection with the closing of the Bally’s Lake Tahoe acquisition include gaming licenses of $5.2 million with an indefinite life and a trade name of $0.2 million, which was amortized on a straight-line basis over its estimated useful life of approximately six months. The fair value of the identifiable intangible assets acquired was determined by using an income approach.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the acquisition of Bally’s Lake Tahoe on April 6, 2021:

(in thousands)	Preliminary as of December 31, 2021	Year to Date Adjustments	Final as of March 31, 2022
Total current assets	$4,683	$—	$4,683
Property and equipment, net	6,361	—	6,361
Right of use assets, net	57,017	—	57,017
Intangible assets, net	5,430	—	5,430
Accounts payable and accrued liabilities	(3,402)	(144)	(3,546)
Lease liabilities	(52,927)	—	(52,927)
Other long-term liabilities	(941)	37	(904)
Net assets acquired	16,221	(107)	16,114
Bargain purchase gain	(2,049)	107	(1,942)
Total purchase price	$14,172	$—	$14,172

During the year ended December 31, 2021, the Company recorded a bargain purchase gain of $2.0 million based on the preliminary purchase price allocation as the fair value of the assets acquired and liabilities assumed exceeded the purchase price consideration. During the three months ended March 31, 2022, based on the final purchase price allocation, an adjustment of $0.1 million was recorded reducing the bargain purchase gain to $1.9 million. The original agreement to acquire Bally’s Lake Tahoe from Eldorado was made concurrently with the agreement of Bally’s Shreveport and the Company believes that it was able to acquire Bally’s Lake Tahoe for less than fair value as a result of a distressed sale whereby Eldorado was required by the Federal Trade Commission to divest the properties prior to its merger with Caesars coupled with the timing of the agreement to purchase which was in the middle of COVID-19 related shutdowns of casinos in the United States.

Bally’s Evansville

On June 3, 2021, the Company completed the acquisition of the Bally’s Evansville casino operations from Caesars. The total purchase price was $139.7 million. Cash paid by the Company at closing, net of $9.4 million cash acquired, was $130.4 million, excluding transaction costs.

In connection with the acquisition of the Bally’s Evansville casino operations, the Company entered into a sale-leaseback arrangement with an affiliate of GLPI for the Bally’s Dover property. Refer to Note 13 “Leases” for further information.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Bally’s Evansville on June 3, 2021. There were no purchase accounting adjustments recorded during the three months ended March 31, 2022.

(in thousands)	Preliminary as of March 31, 2022
Cash and cash equivalents	$9,355
Accounts receivable, net	1,474
Inventory and prepaid expenses and other current assets	1,202
Property and equipment, net	12,325
Right of use assets, net	285,772
Intangible assets, net	154,210
Other assets	468
Accounts payable and accrued liabilities	(10,927)
Lease liabilities	(285,772)
Deferred tax liability	(7,233)
Other long-term liabilities	(310)
Net assets acquired	160,564
Bargain purchase gain	(20,856)
Total purchase price	$139,708

Based on the preliminary purchase price allocation, the fair value of the assets acquired and liabilities assumed exceeded the purchase price consideration and therefore, a bargain purchase gain of $20.9 million was recorded during the year ended December 31, 2021. The Company believes it was able to acquire Bally’s Evansville for less than fair value as a result of a distressed sale prior to Eldorado’s merger with Caesars, as noted above.

Bally’s Quad Cities Casino & Hotel

On June 14, 2021, the Company completed its acquisition of Bally’s Quad Cities in Rock Island, Illinois. Pursuant to the terms of the Equity Purchase Agreement, the Company acquired all of the outstanding equity securities of The Rock Island Boatworks, Inc., for a purchase price of $118.9 million in cash, subject to customary post-closing adjustments. Cash paid by the Company, net of $2.9 million cash acquired and the $4.0 million deposit paid in the third quarter of 2020, was $112.0 million, excluding transaction costs.

The identifiable intangible assets recorded in connection with the closing of the Bally’s Quad Cities acquisition based on preliminary valuations include gaming licenses of $30.3 million with an indefinite life, as well as rated player relationships and a tradename of $0.7 million and $0.2 million, respectively, which are being amortized on a straight-line basis over their estimated useful lives of approximately nine years and four months, respectively. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach. Goodwill recognized is deductible for local tax purposes and has been assigned as of the acquisition date to the Company’s Casinos & Resorts reportable segment, which includes the reporting unit expected to benefit from the synergies of the acquisition. Qualitative factors that contribute to the recognition of goodwill include an organized workforce and expected synergies from integrating the property into the Company’s casino portfolio and future development of its omni-channel strategy.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the Bally’s Quad Cities acquisition on June 14, 2021. There were no purchase accounting adjustments recorded during the three months ended March 31, 2022.

(in thousands)	Preliminary as of March 31, 2022
Cash and cash equivalents	$2,933
Accounts receivable, net	2,986
Inventory and prepaid expenses and other current assets	798
Property and equipment, net	73,135
Intangible assets, net	31,180
Goodwill	14,593
Total current liabilities	(6,697)
Total purchase price	$118,928

North America Interactive Acquisitions

SportCaller - On February 5, 2021, the Company acquired SportCaller for total consideration of $42.6 million including $24.0 million in cash and 221,391 of the Company’s common shares at closing, pending adjustment, and up to $12.0 million in value of additional shares if SportCaller meets certain post-closing performance targets (calculated based on a USD to Euro exchange ratio of 0.8334).

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

The Company paid cash of $22.4 million, net of cash acquired, for SportCaller and MKF. Total non-cash consideration transferred for SportCaller and MKF was $135.3 million, which included $58.7 million of the fair value of contingent consideration as of the SportCaller and MKF acquisition dates. Refer to Note 9 “Fair Value Measurements” for further information.

Bally’s Interactive - On May 28, 2021, the Company acquired Bally’s Interactive, formerly Bet.Works Corp., for total consideration of $192.1 million, which consisted of $70.4 million in cash, net of cash acquired, and 2,084,765 of the Company’s common shares, subject in each case to customary adjustments. The shareholders of Bally’s Interactive will not transfer any shares of Company common stock received prior to June 1, 2022 and, for the following 12 months, may transfer only up to 1% of the Company’s common stock per every 90 days.

AVP - On July 12, 2021, the Company acquired AVP, a premier professional beach volleyball organization and host of the longest-running domestic beach volleyball tour in the US, for $10.0 million in cash.

Telescope - On August 12, 2021, the Company acquired an 84.16% controlling interest in Telescope, a leading provider of real-time audience engagement solutions for live events, gamified second screen experiences and interactive livestreams, for $25.9 million in cash, net of cash acquired. The remaining 15.84% of Telescope is owned by certain selling shareholders and is reported as a non-controlling interest. The non-controlling interest is convertible into shares of Bally’s common stock based on a fixed exchange ratio share-settlement feature, valued using the Company’s common stock price, and is classified as permanent equity. Earnings attributable to the non-controlling interest are not material for the quarter ended March 31, 2022 and the year ended December 31, 2021.

Degree 53 - On October 25, 2021, the Company acquired Degree 53, a UK-based creative agency that specializes in multi-channel website and personalized mobile app and software development for the online gambling and sports industries, for $7.8 million in cash, net of cash acquired.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The identifiable intangible assets recorded in connection with the closing of SportCaller, MKF, Bally’s Interactive, AVP, Telescope and Degree 53 (collectively the “North America Interactive Acquisitions”) include customer relationships of $41.5 million, which are being amortized over estimated useful lives between three and ten years, developed software of $122.4 million, which is being amortized over estimated useful lives between three and ten years, and tradenames of $3.1 million, which are being amortized over estimated useful lives between ten and 15 years. Total goodwill recorded in connection with the North America Interactive Acquisitions was $250.5 million. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill, which consist primarily of benefits from acquiring a talented technology workforce and management team experienced in the online gaming industry, and securing buyer-specific synergies expected to contribute to the Company’s omni-channel strategy which are expected to increase revenue and profits within the Company’s North America Interactive reportable segment. Goodwill of the Bally’s Interactive Acquisitions has been assigned as of the acquisition date to the Company’s North America Interactive reportable segment.

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the North America Interactive Acquisitions. There were no purchase accounting adjustments recorded during the three months ended March 31, 2022.

(in thousands)	As of March 31, 2022(1)
Cash and cash equivalents	$8,689
Accounts receivable, net	4,498
Prepaid expenses and other current assets	3,104
Property and equipment, net	596
Intangible assets, net	167,075
Goodwill	250,491
Total current liabilities	(14,548)
Deferred tax liability	(15,811)
Acquired non-controlling interest	(3,760)
Net investment in the North America Interactive Acquisitions	$400,334
__________________________________
(1)    The purchase price allocation of Bally’s Interactive, AVP, Telescope and Degree 53 are preliminary and final for SportCaller and MKF as of March 31, 2022.

Gamesys Acquisition

On October 1, 2021, the Company completed the acquisition of Gamesys. Total consideration was $2.60 billion, which consisted of $2.08 billion paid in cash and 9,773,537 shares of Bally’s common stock. Cash paid by the Company at closing, net of cash received of $183.3 million and a $10.3 million post-acquisition expense, explained below, was $1.90 billion, excluding transaction costs.

The identifiable intangible assets recorded in connection with the closing of Gamesys are based on preliminary valuations and primarily include customer relationships of $980.2 million and developed technology of $282.0 million, both of which are being amortized over seven years, and trade names of $249.8 million, which have indefinite lives. Total goodwill of $1.68 billion represents the excess purchase price over the preliminary fair value of the assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill, which consist primarily of benefits from acquiring a talented technology workforce and management team experienced in the online gaming industry. Goodwill associated with the Gamesys acquisition is assigned as of the acquisition date to the Company’s International Interactive and North America Interactive reportable segments in the amounts of $1.64 billion and $33.3 million respectively, which include the reporting units expected to benefit from the synergies arising from the acquisition. The assignment of goodwill to reporting units is based upon preliminary valuations subject to change throughout the measurement period. Goodwill recognized is not deductible for local tax purposes.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In connection with the acquisition of Gamesys, certain unvested and outstanding equity options held by Gamesys employees were discretionarily accelerated and vested by the Gamesys Board of Directors, requiring allocation of the fair value of post-acquisition service to purchase consideration, with the remainder allocated to non-recurring post-acquisition expense. The fair value of $36.4 million was attributed to pre-acquisition service and included in consideration transferred. In the fourth quarter of 2021, the fair value of $10.3 million, attributable to post acquisition expense was recorded within “Advertising, general, and administrative” expense in the consolidated statements of operations.

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Gamesys as of October 1, 2021.

(in thousands)	Preliminary as of December 31, 2021	Year to Date Adjustments	Preliminary as of March 31, 2022
Cash and cash equivalents and restricted cash	$183,306	$—	$183,306
Accounts receivable, net	35,851	—	35,851
Prepaid expenses and other current assets	27,876	542	28,418
Property and equipment, net	15,230	—	15,230
Right of use assets, net	14,185	—	14,185
Goodwill	1,678,476	(542)	1,677,934
Intangible assets, net	1,513,023	—	1,513,023
Other assets	17,668	—	17,668
Accounts payable	(47,881)	—	(47,881)
Accrued income taxes	(40,250)	—	(40,250)
Accrued liabilities	(177,109)	—	(177,109)
Long-term debt, net	(456,469)	—	(456,469)
Lease liabilities	(14,185)	—	(14,185)
Deferred tax liability	(143,924)	—	(143,924)
Other long-term liabilities	(6,680)	—	(6,680)
Total purchase price	$2,599,117	$—	$2,599,117

Pending Acquisitions

Tropicana Las Vegas

On April 13, 2021, the Company agreed to purchase the Tropicana Las Vegas Hotel and Casino in Las Vegas, Nevada (“Tropicana Las Vegas”) from GLPI valued at approximately $300 million. The purchase price for the Tropicana property’s non-land assets is $150.0 million. In addition, the Company agreed to lease the land underlying the Tropicana property from GLPI for an initial term of 50 years at an annual rent of $10.5 million, subject to increases over time. The Company expects to complete the acquisition of Tropicana Las Vegas during the year ended December 31, 2022.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplemental Pro Forma Consolidated Information

The following unaudited pro forma consolidated financial information for the three months ended March 31, 2021 combines the Company’s historical results with pro forma amounts for Bally’s Lake Tahoe, Bally’s Evansville and Gamesys. The unaudited pro forma consolidated financial information assumes that the acquisitions of Bally’s Lake Tahoe, Bally’s Evansville and Gamesys had occurred as of January 1, 2020. The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments related to the issuance of new debt and equity offerings as of January 1, 2020 as well as non-recurring adjustments for amortization of acquired intangible assets, compensation expense for share-based compensation arrangements that were cash settled in conjunction with the acquisitions, interest expense, transaction costs, together with the consequential tax effects. The revenue, earnings and pro forma effects of other acquisitions completed during the year ended December 31, 2021, which include Bally’s Interactive Acquisitions and Bally’s Quad Cities, are not material to results of operations, individually or in the aggregate.

These unaudited pro forma financial results are presented for informational purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the acquisitions actually taken place on January 1, 2020. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the acquisitions.

Three Months Ended
(in thousands)	March 31, 2021
Revenue	$506,615
Net income	$14,670

6.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2022 and December 31, 2021, prepaid expenses and other current assets was comprised of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Services and license agreements	$25,810	$21,496
Due from payment service providers	13,832	15,984
Prepaid marketing	12,352	10,066
Sales tax	11,075	18,308
Unbilled revenue	9,929	7,759
Convertible loans	5,774	—
Deposits	4,991	8,748
Prepaid insurance	4,744	9,637
Purse funds	1,482	8,286
Other	3,115	4,179
Total prepaid expenses and other current assets	$93,104	$104,463

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.    PROPERTY AND EQUIPMENT

As of March 31, 2022 and December 31, 2021, property and equipment was comprised of the following:

(in thousands)	March 31, 2022	December 31, 2021
Land	$75,328	$75,328
Land improvements	34,704	34,704
Building and improvements	669,455	650,837
Equipment	200,280	182,006
Furniture and fixtures	51,689	47,258
Construction in process	64,914	53,715
Total property, plant and equipment	1,096,370	1,043,848
Less: Accumulated depreciation	(219,095)	(205,197)
Property and equipment, net	$877,275	$838,651

Depreciation expense relating to property and equipment for the three months ended March 31, 2022 and 2021 was $16.7 million and $11.1 million, respectively. During the three months ended March 31, 2022 there was $0.3 million of capitalized interest. There was no capitalized interest during the three months ended March 31, 2021.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.    GOODWILL AND INTANGIBLE ASSETS

The change in carrying value of goodwill by reportable segment for the three months ended March 31, 2022 is as follows (in thousands):

	Casinos & Resorts	North America Interactive	International Interactive	Total
Goodwill as of December 31, 2021(1)	$201,952	$283,358	$1,637,343	$2,122,653
Effect of foreign exchange	—	(272)	(39,207)	(39,479)
Purchase accounting adjustments on prior year business acquisitions	—	—	(542)	(542)
Goodwill as of March 31, 2022(1)	$201,952	$283,086	$1,597,594	$2,082,632
__________________________________
(1)    Casinos & Resorts amounts are net of accumulated goodwill impairment charges of $5.4 million.

The change in intangible assets, net for the three months ended March 31, 2022 is as follows (in thousands):

Intangible assets, net as of December 31, 2021	$2,477,952
Additions in current period	18,354
Change in TRA	(2,564)
Effect of foreign exchange	(32,703)
Other	(1,074)
Less: Amortization	(62,138)
Intangible assets, net as of March 31, 2022	$2,397,827
The Company’s identifiable intangible assets consist of the following:

	Weighted average remaining life (in years)	March 31, 2022
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Naming rights - Sinclair(1)	9.0	$334,827	$(34,145)	$300,682
Trade names	10.7	28,174	(17,696)	10,478
Hard Rock license	25.2	8,000	(1,879)	6,121
Customer relationships	6.5	1,004,631	(82,074)	922,557
Developed technology	6.9	386,434	(32,669)	353,765
Internally developed software	4.8	35,723	(1,713)	34,010
Gaming licenses	8.5	32,769	(2,526)	30,243
Other	4.3	2,413	(1,241)	1,172
Total amortizable intangible assets		1,832,971	(173,943)	1,659,028

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	478,171	—	478,171
Trade names	Indefinite	259,980	—	259,980
Other	Indefinite	648	—	648
Total unamortizable intangible assets		738,799	—	738,799
Total intangible assets, net		$2,571,770	$(173,943)	$2,397,827
__________________________________
(1)    Naming rights intangible asset in connection with Sinclair Agreement. Refer to Note 2 “Significant Accounting Policies” for further information. Amortization began on April 1, 2021, the commencement date of the re-branded Sinclair regional sports networks.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Weighted average remaining life (in years)	December 31, 2021
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Naming rights - Sinclair(2)	9.2	$337,391	$(25,721)	$311,670
Trade names	10.6	28,439	(17,481)	10,958
Hard Rock license	25.5	8,000	(1,818)	6,182
Customer relationships	6.7	1,026,797	(46,789)	980,008
Developed technology	7.2	392,481	(19,690)	372,791
Internally developed software	4.8	20,952	(727)	20,225
Gaming licenses	10.0	30,409	(591)	29,818
Other	4.4	2,413	(1,121)	1,292
Total amortizable intangible assets		1,846,882	(113,938)	1,732,944

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	478,171	—	478,171
Trade names	Indefinite	265,099	—	265,099
Other	Indefinite	1,738	—	1,738
Total unamortizable intangible assets		745,008	—	745,008
Total intangible assets, net		$2,591,890	$(113,938)	$2,477,952
__________________________________
(2)    See note (1) above.

Amortization of intangible assets was approximately $62.1 million and $1.7 million for the three months ended March 31, 2022 and 2021.

The following table reflects the remaining amortization expense associated with the finite-lived intangible assets as of March 31, 2022:

(in thousands)
Remaining 2022	$185,269
2023	243,700
2024	240,878
2025	238,226
2026	232,398
Thereafter	518,557
Total	$1,659,028

9.    FAIR VALUE MEASUREMENTS

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		March 31, 2022
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Other current assets	Prepaid expenses and other current assets	$36	$—	$—
Convertible loans	Prepaid expenses and other current assets	5,774	—	—
Convertible loans	Other assets	—	—	2,138
Total		$5,810	$—	$2,138
Liabilities:
Sinclair Performance Warrants	Naming rights liabilities	$—	$—	$56,185
Contingent consideration	Contingent consideration payable	—	—	13,077
Total		$—	$—	$69,262

		December 31, 2021
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Other current assets	Prepaid expenses and other current assets	$176	$—	$—
Convertible loans	Other assets	5,905	—	2,025
Total		$6,081	$—	$2,025
Liabilities:
Sinclair Performance Warrants	Naming rights liabilities	$—	$—	$69,564
Contingent consideration	Contingent consideration payable	—	—	34,931
Total		$—	$—	$104,495

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities:

( in thousands)	Sinclair Performance Warrants	Contingent Consideration	Convertible Loans	Total
Beginning as of December 31, 2021	$69,564	$34,931	$2,025	$106,520
Additions in the period (acquisition fair value)	—	—	167	167
Reductions in the period	—	(15,862)	—	(15,862)
Change in fair value	(13,379)	(5,992)	(54)	(19,425)
Ending as of March 31, 2022	$56,185	$13,077	$2,138	$71,400

( in thousands)	Sinclair Performance Warrants	Contingent Consideration	Total
Beginning as of December 31, 2020	$88,119	$—	$88,119
Additions in the period (acquisition fair value)	—	58,623	58,623
Change in fair value	25,880	(3,142)	22,738
Ending as of March 31, 2021	$113,999	$55,481	$169,480

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The gains (losses) recognized in the condensed consolidated statement of operations for derivatives not designated as hedging instruments during the three months ended March 31, 2022 and 2021 are as follows:

	Condensed Consolidated Statements of Operations Location	Three months ended March 31,
(in thousands)		2022	2021
Sinclair Performance Warrants	Change in value of naming rights liabilities	$13,379	$(25,880)
Sinclair Options	Change in value of naming rights liabilities	$—	$(1,526)

Sinclair Performance Warrants

Sinclair Performance Warrants are accounted for as a derivative instrument classified as a liability within Level 3 of the hierarchy as the warrants are not traded in active markets and are subject to certain assumptions and estimates made by management related to the probability of meeting performance milestones. These assumptions and the probability of meeting performance targets may have a significant impact on the value of the warrant. The Performance warrants are valued using an option pricing model, considering the Company’s estimated probabilities of achieving the performance milestones for each tranche. Inputs to this valuation approach include volatility of 63%, risk free rates between 1.02% and 1.24%, the Company’s common stock price for each period and expected terms between 3.4 and 4.9 years.

Sinclair Options

As of December 31, 2020, the Options were accounted for as a derivative liability because the Options could have been required to be settled in cash, outside the Company’s control, prior to formal stockholder approval. Upon stockholder approval on January 27, 2021, the Options met the criteria to be classified as equity, at which point, the Options were adjusted to fair value of $59.7 million and were reclassified from “Naming rights liabilities” to “Additional paid-in-capital” in the consolidated balance sheet. The increase in fair value of the Options from $58.2 million as of December 31, 2020, through January 27, 2021 was $1.5 million and resulted in a mark to market loss in the first quarter of 2021, reported within “Change in value of naming rights liabilities” in the consolidated statements of operations. The fair value was based on a Black-Scholes model using Level 2 inputs, including volatility rates, risk free rates, the Company’s common stock price and expected term. Upon stockholder approval on January 27, 2021, the Options met the criteria to be classified as equity.

Contingent consideration

Contingent consideration related to acquisitions is recorded at fair value as a liability on the acquisition date and is remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. In connection with the acquisitions of SportCaller and MKF on February 5, 2021 and March 23, 2021, respectively, the Company recorded contingent consideration at fair value of $58.6 million as of the acquisition dates. After the acquisition dates and until the contingencies are resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets which are subject to management’s estimate and the Company’s stock price. These changes in fair value are recognized within “Other, net” of the condensed consolidated statements of operations. During the first quarter of 2022, the Company settled contingent consideration of $15.9 million comprised of 393,778 immediately exercisable penny warrants to MKF and 107,832 shares of Bally’s Corporation common stock and $0.1 million in cash to SportCaller in satisfaction of contingencies related to the respective acquisition agreements (as described in Note 5 “Acquisitions”).

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Convertible loans

The Company has certain agreements with vendors to provide a portfolio of games to its customers. Pursuant to these agreements, the Company has issued loans to its vendors and has an option to convert the loans to shares of the vendors’ equity, exercisable within a specified time period. The Company recorded the short-term portion of the instruments within “Prepaid expenses and other current assets” and the long-term portion of the instruments within “Other assets” at their fair value. The fair value of the loans to vendors with share prices quoted on active markets are classified within Level 1 of the hierarchy and the fair value of the loans to vendors with share values based on unobservable inputs are classified within Level 3 of the hierarchy.

Long-term debt

The fair values of the Company’s Term Loan Facility and senior notes are estimated based on quoted prices in active markets and are classified as a Level 1 measurements. The fair value of the Revolving Credit Facility approximates its carrying amount as it is revolving, variable rate debt, and is also classified as a Level 1 measurement. In the table below, the carrying amount of the Company’s long-term debt is net of debt issuance costs and debt discounts. Refer to Note 12 “Long-Term Debt” for further information.

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$1,893,753	$1,940,138	$1,897,030	$1,945,000
5.625% Senior Notes due 2029	732,988	646,065	732,660	746,250
5.875% Senior Notes due 2031	731,762	642,953	731,537	754,223

10.    ACCRUED LIABILITIES
As of March 31, 2022 and December 31, 2021, accrued liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Gaming liabilities	$162,835	$170,508
Compensation	53,644	49,764
Interest payable	21,410	46,292
Transaction services and net working capital accrual	18,762	18,516
Other	96,044	116,348
Total accrued liabilities	$352,695	$401,428

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.    ACQUISITION, INTEGRATION AND RESTRUCTURING

The following table reflects acquisition, integration and restructuring expenses the Company recorded during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Acquisition and integration costs:
Gamesys	$378	$6,227
North America Interactive acquisitions(1)	464	2,840
Other(2)	3,640	3,191
Total	4,482	12,258
Restructuring expense	798	—
Total acquisition, integration and restructuring	$5,280	$12,258
__________________________________
(1)    Includes costs associated with the acquisition of SportCaller, MKF, AVP and Telescope, which are included within the North America Interactive segment.
(2)    Includes costs in connection with the development of a casino in Centre County, Pennsylvania, the completed acquisitions of Bally’s Shreveport, Bally’s Atlantic City, Bally’s Black Hawk and Bally’s Dover, the pending acquisition of Tropicana Las Vegas and other transactions.

Restructuring Expense

During the three months ended March 31, 2022, the Company incurred restructuring expense of $0.8 million attributable to severance costs incurred. There was no restructuring expense in the three months ended March 31, 2021. The following table summarizes the restructuring liability accrual activity by segment during the three months ended March 31, 2022:

(in thousands)	North America Interactive	International Interactive	Total
Restructuring liability as of December 31, 2021	142	264	406
Additions	197	601	798
Payments	(339)	(865)	(1,204)
Restructuring liability as of March 31, 2022	$—	$—	$—

12.    LONG-TERM DEBT

As of March 31, 2022 and December 31, 2021, long-term debt consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Term Loan Facility	$1,940,138	$1,945,000
Revolving Credit Facility	110,000	85,000
5.625% Senior Notes due 2029	750,000	750,000
5.875% Senior Notes due 2031	750,000	750,000
Less: Unamortized original issue discount	(30,610)	(31,425)
Less: Unamortized deferred financing fees	(51,025)	(52,348)
Long-term debt, including current portion	3,468,503	3,446,227
Less: Current portion of Term Loan and Revolving Credit Facility	(19,450)	(19,450)
Long-term debt, net of discount and deferred financing fees; excluding current portion	$3,449,053	$3,426,777

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Senior Notes

On August 20, 2021, two unrestricted subsidiaries (together, the “Escrow Issuers”) of the Company issued $750.0 million aggregate principal amount of 5.625% senior notes due 2029 (the “2029 Notes”) and $750.0 million aggregate principal amount of 5.875% Senior Notes due 2031 (the “2031 Notes” and, together with the 2029 Notes, the “Senior Notes”). The Senior Notes were issued pursuant to an indenture, dated as of August 20, 2021, among the Escrow Issuers and U.S. Bank National Association, as trustee. Certain of the net proceeds from the Senior Notes offering were placed in escrow accounts for use in connection with the Gamesys acquisition. On October 1, 2021, upon the closing of the Gamesys acquisition, the Company assumed the issuer obligation under the Senior Notes. The Senior Notes are guaranteed, jointly and severally, by each of the Company’s restricted subsidiaries that guarantees the Company’s obligations under its Credit Facility.

The 2029 Notes mature on September 1, 2029 and the 2031 Notes mature on September 1, 2031. Interest is payable on the Senior Notes in cash semi-annually on March 1 and September 1 of each year, beginning on March 1, 2022.

The Company may redeem some or all of the Senior Notes at any time prior to September 1, 2024, in the case of the 2029 Notes, and September 1, 2026, in the case of the 2031 Notes, at prices equal to 100% of the principal amount of the Senior Notes to be redeemed plus certain “make-whole” premiums, plus accrued and unpaid interest. In addition, prior to September 1, 2024, the Company may redeem up to 40% of the original principal amount of each series of the Senior Notes with proceeds of certain equity offerings at a redemption price equal to 105.625% of the principal amount, in the case of the 2029 Notes, and 105.875%, in the case of the 2031 Notes, plus accrued and unpaid interest. The Company may redeem some or all of the Senior Notes at any time on or after September 1, 2024, in the case of the 2029 Notes, and September 1, 2026, in the case of the 2031 Notes, at certain redemption prices set forth in the indenture plus accrued and unpaid interest.

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

Credit Facility

On October 1, 2021, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other lenders party thereto, providing for senior secured financing of up to $2.565 billion, consisting of a senior secured term loan facility in an aggregate principal amount of $1.945 billion (the “Term Loan Facility”), which will mature in 2028, and a senior secured revolving credit facility in an aggregate principal amount of $620.0 million (the “Revolving Credit Facility”), which will mature in 2026.

The credit facilities allow the Company to increase the size of the Term Loan Facility or request one or more incremental term loan facilities or increase commitments under the Revolving Credit Facility or add one or more incremental revolving facilities in an aggregate amount not to exceed the greater of $650 million and 100% of the Company’s consolidated EBITDA for the most recent four-quarter period plus or minus certain amounts as specified in the Credit Agreement, including an unlimited amount subject to compliance with a consolidated total secured net leverage ratio as set out in the Credit Agreement.

The credit facilities are guaranteed by the Company’s restricted subsidiaries, subject to certain exceptions, and secured by a first-priority lien on substantially all of the Company’s and each of the guarantors’ assets, subject to certain exceptions.

Borrowings under the credit facilities bear interest at a rate equal to, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for USD deposits for the interest period relevant to such borrowing, adjusted for certain additional costs and subject to a floor of 0.50% in the case of term loans and 0.00% in the case of revolving loans or (2) a base rate determined by reference to the greatest of (a) the federal funds rate plus 0.50%, (b) the prime rate, (c) the one-month LIBOR rate plus 1.00%, (d) solely in the case of term loans, 1.50%, and (e) solely in the case of revolving loans, 1.00%, in each case of clauses (1) and (2), plus an applicable margin. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.50% or 0.375% commitment fee in respect of commitments under the Revolving Credit Facility, with the applicable commitment fee determined based on the Company’s total net leverage ratio.

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. As of March 31, 2022, the Company’s borrowings under the Revolving Credit Facility did not exceed 30% and therefore, financial covenants did not apply.

13.    LEASES

GLPI Master Lease

In connection with the acquisition of Bally’s Evansville, an affiliate of GLPI has agreed to acquire the real estate associated with the Evansville Casino from the Seller for $340.0 million and lease it to the Company under a master lease agreement (the “Master Lease”). GLPI also agreed to acquire the real estate associated with Bally’s Dover for $144.0 million and lease it back to the Company under the Master Lease. The Master Lease with GLPI has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $40.0 million, subject to escalation. The acquisition of Bally’s Evansville and commencement of the Master Lease was June 4, 2021.

During the second quarter of 2021, the Company sold the real estate associated with Bally’s Dover to GLPI and recorded a gain of $53.4 million representing the difference in the transaction price and the derecognition of assets.

During the second quarter of 2021, the company recognized a lease liability and corresponding right of use asset of $117.3 million and $276.9 million related to Bally’s Dover and Bally’s Evansville, respectively. These leases are accounted for as operating leases within the provisions of ASC 842, over the lease term or until a re-assessment event occurs.

On April 1, 2022, the Company completed its sale-leaseback transaction relating to its Bally’s Quad Cities and Bally’s Black Hawk properties which was added to the Master Lease.

Operating Leases

In addition to the operating lease components under the Master Lease, the Company is committed under various long-term operating lease agreements primarily related to submerged tidelands, property and equipment at Hard Rock Biloxi, Bally’s Kansas City, Bally’s Shreveport and Bally’s Lake Tahoe. These leases include various renewal options which are included in the lease term when the Company has determined it is reasonably certain of exercising the options. Certain of these leases include percentage rent payments based on property revenues and/or rent escalation provisions determined by increases in the consumer price index (“CPI”). These percentage rent and escalation provisions are treated as variable lease payments and recognized as lease expense in the period in which the obligation for those payments are incurred. Discount rates used to determine the present value of the lease payments are based on a credit-adjusted secured borrowing rate commensurate with the term of the lease.

In the second quarter of 2021, in connection with the acquisition of Bally’s Lake Tahoe, the Company assumed a lease for the real estate and land underlying the operations of Bally’s Lake Tahoe facility. The original term of the lease expires on December 31, 2035, at which point the Company will have five options to renew the lease for additional periods of five years each. The renewal options have not been included in the calculation of the lease liability or right of use asset as the Company is not reasonably certain to exercise the options. The fixed rent due under the lease can escalate each year based on changes in CPI. Additionally, the Company is obligated to pay an annual percentage rent based on property net revenues.

Additionally, certain of the Company’s subsidiaries lease office space, data centers, parking space, memorabilia and equipment under agreements classified as operating leases that expire on various dates through 2030. Variable expenses generally represent the Company’s share of the landlord’s operating expenses, percentage rent and CPI increases. The Company does not have any leases classified as financing leases.

The Company had operating lease liabilities of approximately $526.8 million and $531.0 million as of March 31, 2022 and December 31, 2021, respectively, and right of use assets of approximately $502.2 million and $507.8 million as of March 31, 2022 and December 31, 2021, respectively, which were included in the condensed consolidated balance sheets.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Total lease cost under ASC 842 for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating leases:
Operating lease cost	$15,299	$1,332
Variable lease cost	1,817	138
Operating lease expense	17,116	1,470
Short-term lease expense	3,737	1,054
Total lease expense	$20,853	$2,524

Supplemental cash flow and other information for the three months ended March 31, 2022 and 2021, related to operating leases was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$13,187	$809
Right of use assets obtained in exchange for operating lease liabilities	$1,363	$388

	March 31, 2022	December 31, 2021
Weighted average remaining lease term	15.1 years	15.3 years
Weighted average discount rate	6.1%	6.1%

As of March 31, 2022, future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)	March 31, 2022
Remaining 2022	$42,725
2023	55,725
2024	55,184
2025	54,215
2026	53,389
Thereafter	560,685
Total	821,923
Less: present value discount	(295,170)
Operating lease liabilities	$526,753

Future operating lease payments as shown above include $87.7 million related to extension options that are reasonably certain of being exercised.

The Company also has leasing arrangements with third-party lessees at its properties. Leasing arrangements for which the Company acts as a lessor are not deemed material as of March 31, 2022 and December 31, 2021.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.    EQUITY PLANS

Equity Incentive Plans

The Company has three equity incentive plans: the 2010 BLB Worldwide Holdings, Inc. Stock Option Plan (the “2010 Option Plan”), the 2015 Stock Incentive Plan (“2015 Incentive Plan”) and the Bally’s Corporation 2021 Equity Incentive Plan (“2021 Incentive Plan”), collectively (the “Equity Incentive Plans”).

The 2010 Option Plan provided for options to acquire 2,455,368 shares of the Company’s common stock. Options granted to employees, officers and directors of the Company under the 2010 Option Plan vested on various schedules by individual as defined in the individual participants’ option agreements. Vested options can generally be exercised all or in part at any time until the tenth anniversary of the date of grant. Effective December 9, 2015, it was determined that no new awards would be granted under the 2010 Option Plan. During the three months ended March 31, 2022, there were 20,000 options exercised at a weighted average exercise price of $4.31 per share and an aggregate intrinsic value of $0.1 million. As of March 31, 2022, there were no unexercised options outstanding.

The 2015 Incentive Plan provided for the grant of stock options, time-based restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”) and other awards (collectively, “restricted awards”) (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 2015 Incentive Plan authorized for the issuance of up to 1,700,000 shares of the Company’s common stock pursuant to grants of awards made under the plan. Effective May 18, 2021, no new awards were granted under the 2015 Incentive Plan as a result of the new 2021 Incentive Plan being approved at the Company’s 2021 Annual Shareholder Meeting. The 2021 Incentive Plan provides for the grant of stock options, RSAs, RSUs, PSUs and other awards (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 4,250,000 shares of the Company’s common stock, decreased by the number of shares subject to awards granted under the 2015 Incentive Plan between December 31, 2020 and May 18, 2021, or 221,464 shares, plus any shares subject to awards granted under the 2021 Incentive Plan or the 2015 Incentive Plan that are added back to the share pool under the 2021 Incentive Plan pursuant to the plan’s share counting rules, are authorized for issuance under the 2021 Incentive Plan. During the three months ended March 31, 2022, the Company granted 231,082 restricted awards with an aggregate intrinsic value of $8.2 million under the 2021 Incentive Plan. As of March 31, 2022, 3,311,766 shares remain available for grant under the 2021 Incentive Plan, which includes shares added back to the share pool based on share counting rules. There were 990,833 restricted awards outstanding as of March 31, 2022.

Share-Based Compensation

The Company recognized total share-based compensation expense of $5.1 million and $4.5 million for the three months ended March 31, 2022 and 2021, respectively. The total income tax benefit for share-based compensation arrangements was $1.2 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively.

15.    BENEFIT PLANS

The Company participates in and contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees. The Company acquired a defined benefit pension plan with the acquisition of Bally’s Dover on March 28, 2019 (“Dover Downs Pension Plan”) which is a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.

Dover Downs Defined Benefit Pension Plan

The net periodic benefit (income) cost and other changes in plan assets and benefit obligations, excluding service cost, is set forth in the table below for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(in thousands)	2022	2021
Service cost	$—	$—
Interest cost	202	224
Expected return on plan assets	(443)	(357)
Net periodic benefit income	$(241)	$(133)

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contributions

There is no minimum pension contribution required to be made to the Dover Downs Pension Plan under the Employee Retirement Income Security Act of 1974, as amended in 2021. The Company does not expect to contribute in 2022. There were no contributions made to the Dover Downs Pension Plan during the three months ended March 31, 2022 and 2021, respectively.

Defined Contribution Plans

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its US non-union employees and certain union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. Gamesys also operates defined contribution retirement benefit plans for their U.K., US, Toronto, Isle of Man and Gibraltar offices. Eligible employees are allowed to contribute between 3-5% of their base salary to the various plans and the Company matches all employee contributions. Total employer contribution expense attributable to defined contribution plans was $2.0 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

16.    STOCKHOLDERS’ EQUITY

Capital Return Program and Quarterly Cash Dividend

On June 14, 2019, the Company announced that its Board of Directors approved a capital return program under which the Company may expend a total of up to $250 million for a share repurchase program and payment of dividends. On February 10, 2020 and October 4, 2021, the Board of Directors approved an increase in the capital return program of $100 million and $350 million, respectively. Share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases.

Total share repurchase activity during the three months ended March 31, 2022 was as follows:

(in thousands, except share and per share data)	Three Months Ended March 31, 2022
Number of common shares repurchased	350,616
Total cost	$13,288
Average cost per share, including commissions	$37.90
__________________________________
There was no share repurchase activity during the three months ended March 31, 2021.

The Company retired 1,146,194 shares of its common stock held in treasury during the three months ended March 31, 2022 and no shares retired during the three months ended March 31, 2021. The shares were returned to the status of authorized but unissued shares. As of March 31, 2022, there were no shares remaining in treasury.

There were no cash dividends paid during the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, $334.6 million and $347.9 million, respectively, remained available for use under the above-mentioned capital return program.

Common Stock Offering

On April 20, 2021, the Company completed an underwritten public offering of common stock at a price to the public of $55.00 per share. The Company issued a total of 12,650,000 shares of Bally’s common stock in the offering, which included 1,650,000 shares issued pursuant to the full exercise of the underwriters’ over-allotment option.

The net proceeds from the offering were approximately $671.4 million, after deducting underwriting discounts, but before expenses.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Changes to Authorized Shares

On May 18, 2021, following receipt of required shareholder approvals, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million to 200 million, and authorize the issuance of up to 10 million shares of preferred stock. As of March 31, 2022 and December 31, 2021, no shares of preferred stock have been issued.

Shares Outstanding

As of March 31, 2022, the Company had 52,538,476 common shares issued and outstanding. The Company issued warrants, options and other contingent consideration in acquisitions and strategic partnerships that are expected to result in the issuance of common shares in future periods resulting from the exercise of warrants and options or the achievement of certain performance targets. These incremental shares as of March 31, 2022 are summarized below:

Sinclair Penny Warrants (Note 2)	7,911,724
Sinclair Performance Warrants (Note 2)	3,279,337
Sinclair Options(1) (Note 2)	1,639,669
MKF penny warrants (Note 5)	34,455
MKF contingent shares (Note 5)	393,779
Telescope contingent shares (Note 5)	75,678
SportCaller contingent shares(2) (Note 5)	235,260
Outstanding awards under Equity Incentive Plans (Note 14)	990,833
14,560,735
__________________________________
(1)    Consists of four equal tranches to purchase shares with exercise prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing of the Sinclair Agreement.
(2)    The contingent consideration related to the SportCaller acquisition is 6.5M EUR as of March 31, 2022, payable in shares subject to certain post-acquisition earn-out targets and based on share price at time of payment. For purposes of this estimate, the Company used the EUR>US Dollar conversion rate of 1.1126 as of March 31, 2022 and the closing share price of Company common shares of $30.74 per share to calculate the shares expected to be issued if earn-out targets are met.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reflect the changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2022 and 2021, respectively:

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2021	$(68,731)	$(976)	$(69,707)
Current period other comprehensive loss	(71,542)	—	(71,542)
Accumulated other comprehensive loss at March 31, 2022	$(140,273)	$(976)	$(141,249)

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2020	$—	$(3,144)	$(3,144)
Current period other comprehensive loss	(1,052)	—	(1,052)
Reclassification adjustment to net earnings	—	40	40
Accumulated other comprehensive loss at March 31, 2021	$(1,052)	$(3,104)	$(4,156)

18.    SEGMENT REPORTING

During the fourth quarter of 2021, the Company updated its operating and reportable segments to better align with its strategic growth initiatives in light of recent acquisitions. The growth and diversification achieved through the Company’s recent acquisitions resulted in a change in the way the Company’s chief operating decision maker makes operating decisions, assesses the performance of the business and allocates resources. As a result of this realignment, the Company determined it had three operating and reportable segments: Casinos & Resorts, North America Interactive and International Interactive. The “Other” category includes interest expense for the Company and certain unallocated corporate operating expenses and other adjustments, including eliminations of transactions among segments to reconcile to the Company’s consolidated results including, among other expenses, share-based compensation, merger and acquisition costs and certain non-recurring charges. During the first quarter of 2022 as a result of the segment realignment noted above, the Company changed its methodology for allocating certain corporate operating expenses within advertising, general and administrative expense previously reported in “Other” to directly apply such costs to the segment supported. The prior year results presented below were reclassified to conform to the new segment presentation.

The Company’s three reportable segments as of March 31, 2022 are:

Casinos & Resorts - Bally’s Twin River, Bally’s Tiverton, Bally’s Dover, Bally’s Atlantic City, Bally’s Evansville, Hard Rock Biloxi, Bally’s Vicksburg, Bally’s Kansas City, Bally’s Black Hawk, Bally’s Shreveport, Bally’s Lake Tahoe, Bally’s Quad Cities and Bally’s Arapahoe Park.

North America Interactive - Bally’s Interactive, SportCaller, MKF, AVP, Telescope, Degree 53, Live at the Bike, Gamesys’ North American operations and online and mobile sports betting operations.

International Interactive - Gamesys’ Europe and Asia operations.

The Company is currently evaluating the impact of its pending acquisition of Tropicana Las Vegas and the development of a casino in Centre City, Pennsylvania on its operating and reportable segments; however, it is expected that they will be included within the Casinos & Resorts segment.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of March 31, 2022, the Company’s operations were predominately in the US, Europe and Asia with a less substantive footprint in other countries world-wide. For geographical reporting purposes, revenue generated outside of the US has been aggregated into the International Interactive reporting segment, and consists primarily of revenue from the UK and Japan. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

The Company utilizes Adjusted EBITDA (defined below) as a measure of its performance. Management believes Adjusted EBITDA is representative of its ongoing business operations including its ability to service debt and to fund capital expenditures, acquisitions and operations, in addition to it being a commonly used measure of performance in the gaming industry used by industry analysts to evaluate operations and operating performance.

The following tables set forth certain operating data for the Company’s three reportable segments. The Other category is included in the following tables in order to reconcile the segment information to the Company’s condensed consolidated financial statements.

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue
Casinos & Resorts	279,970	189,433
North America Interactive	15,227	2,833
International Interactive	253,074	—
Total	548,271	192,266

Adjusted EBITDA(1)
Casinos & Resorts	73,790	58,223
North America Interactive	(19,325)	1,397
International Interactive	73,327	—
Other	(12,839)	(7,145)
Total	114,953	52,475

Operating income (expense)
Depreciation and amortization	(78,881)	(12,786)
Acquisition, integration and restructuring	(5,280)	(12,258)
Share-based compensation	(5,095)	(4,483)
Other	(3,177)	6,526
Income from operations	22,520	29,474
Other income (expense)
Interest expense, net of interest income	(45,685)	(20,274)
Other	19,479	(24,735)
Total other expense, net	(26,206)	(45,009)
Loss before provision for income taxes	(3,686)	(15,535)
Benefit for income taxes	5,575	4,830
Net income (loss)	$1,889	$(10,705)
__________________________________
(1)    Adjusted EBITDA is defined as earnings, or loss, for the Company before interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating (income) expense, acquisition, integration and restructuring expense, share-based compensation, and certain other gains or losses as well as, when presented for our reporting segments, an adjustment related to the allocation of corporate cost among segments. Adjusted EBITDA should not be construed as an alternative to GAAP net income, its most directly comparable GAAP measure, nor is it directly comparable to similarly titled measures presented by other companies.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Capital Expenditures
Casinos & Resorts	$48,573	$14,871
North America Interactive	175	68
International Interactive	5,682	—
Other	86	388
Total	$54,516	$15,327

(in thousands)	March 31, 2022	December 31, 2021
Total Assets
Casinos & Resorts	$2,487,390	$2,437,249
North America Interactive	565,762	528,634
International Interactive	3,360,668	3,429,725
Other	(5,792)	157,609
Total	$6,408,028	$6,553,217

19.    EARNINGS (LOSS) PER SHARE

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

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net income (loss)	$1,889	$(10,705)

Weighted average shares outstanding - basic	60,017	35,827
Weighted average effect of dilutive securities	103	—
Weighted average shares outstanding - diluted	60,120	35,827

Basic earnings (loss) per share	$0.03	$(0.30)
Diluted earnings (loss) per share	$0.03	$(0.30)
There were 4,801,394 and 4,919,006 share-based awards that were considered anti-dilutive for the three months ended March 31, 2022 and 2021, respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On November 18, 2020, the Company issued penny warrants, performance-based warrants, and options which participate in dividends with the Company’s common stock subject to certain contingencies. In the period in which the contingencies are met, those instruments are participating securities to which income will be allocated using the two-class method. The warrants and options do not participate in net losses. The penny warrants were considered exercisable for little to no consideration and are therefore, included in basic shares outstanding at their issuance date. For the three months ended March 31, 2022 and 2021, the shares underlying the performance warrants were anti-dilutive as certain contingencies were not met. Refer to Note 2 “Significant Accounting Policies” for further information regarding the Sinclair Transaction.

20.    SUBSEQUENT EVENTS

On April 1, 2022, the Company completed its sale-leaseback transaction relating to the Bally’s Quad Cities and Bally’s Black Hawk properties for a cash purchase price of $150 million payable by GLPI. These properties will be added to the Master Lease with GLPI and will have initial annual fixed rent of $12 million, subject to increases over time.

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
•uncertainties surrounding the COVID-19 pandemic, including limitations on our operations, increased costs, changes in customer behaviors, impact on our employees and the ongoing impact of COVID-19 on general economic conditions
•the very substantial regulatory restrictions applicable to us, including costs of compliance;
•restrictions and limitations in agreements to which we are subject, including our debt; and
•other risks identified in Part I. Item 1A. "Risk Factors" of Bally’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 1, 2022 and other filings with the SEC.

The foregoing list of important factors is not exclusive and does not include matters like changes in general economic conditions that affect substantially all gaming businesses.

You should not place undue reliance on our forward-looking statements.

Overview

We are a global gaming, hospitality and entertainment company with a portfolio of casinos and resorts and online gaming businesses. We provide our customers with physical and interactive entertainment and gaming experiences, including traditional casino offerings, iCasino, online bingo games, sportsbook, daily fantasy sports (“DFS”) and free-to-play games (“F2P”).

As of March 31, 2022, we own and manage 14 land-based casinos and one horse racetrack in ten states across the United States (“US”) operating under Bally’s brand. Our land-based casino operations include approximately 14,400 slot machines, 500 table games and 3,900 hotel rooms, along with various restaurants, entertainment venues and other amenities. Certain of our properties are leased under a master lease agreement with Gaming and Leisure Properties, Inc. (“GLPI”), a publicly traded gaming-focused real estate investment trust (“REIT”). With our acquisition of London-based Gamesys Group Ltd. (“Gamesys”) on October 1, 2021, we expanded our geographical and product footprints to include an iGaming business with well-known brands providing iCasino and online bingo experiences to our global online customer base with concentrations in Europe and Asia and a growing presence in North America. Our iCasino and online bingo platforms and games content, sportsbook and F2P games are provided on a business-to-business (“B2B”) as well as a business-to-consumer (“B2C”) basis. Our revenues are primarily generated by these gaming and entertainment offerings. We own and operate our proprietary software and technology stack designed to allow us to provide consumers differentiated offerings and exclusive content.

Our Strategy and Business Developments

We seek to continue to grow our business by actively pursuing the acquisition and development of new gaming opportunities and reinvesting in our existing operations. We believe that interactive gaming represents a significant strategic opportunity for the future growth of Bally’s. We seek to increase revenues at our casinos and resorts through enhancing the guest experience by providing popular games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service. We believe that our recent acquisitions have expanded and diversified us from financial and market exposure perspectives, while continuing to mitigate our susceptibility to regional economic downturns, idiosyncratic regulatory changes and increases in regional competition.

In 2021, we acquired three casino and resort properties - Bally’s Lake Tahoe, Bally’s Evansville and Bally’s Quad Cities. We also agreed to purchase Tropicana Las Vegas in Las Vegas, Nevada and announced plans to construct a land-based casino in Centre County, Pennsylvania, adding to our land-based casino presence. With the pending acquisition of Tropicana Las Vegas and the completion of construction in Centre County, Pennsylvania, we will own and manage 16 land-based casinos across 11 states.

In addition, we also expanded our interactive business by:

•launching our Bally Sports Network through our partnership with Sinclair, which combines our sports betting technology with Sinclair’s expansive footprint. With Bally’s brand, the media partnership and the unencumbered skins (gaming licenses) that we have acquired and reserved in our portfolio, we can now provide our customers omni-channel gaming and entertainment across our various physical properties while having a singular online and mobile presence with a brand that is synonymous with gaming, hospitality and entertainment;
•acquiring Gamesys, a leading international online gaming operator that provides gaming entertainment to a global customer base; and
•acquiring Bally’s Interactive, formerly Bet.Works, and its proprietary technology stack and turnkey solutions, which include marketing, operations, customer service, risk management and compliance. We believe that the Bet.Works acquisition provides us with a suite of advanced omni-channel products, platforms, software and content solutions positioning us to deliver competitive sports betting and iCasino offerings to customers on a national scale. These steps have positioned us to become a leading, full-service, vertically integrated sports betting and iGaming company in the US with physical casinos and online gaming solutions united under a single, leading brand.

Gamesys Acquisition

On October 1, 2021, we acquired Gamesys, a leading UK-based global online gaming operator. In connection with the acquisition, Gamesys shareholders received, in the aggregate, 9,773,537 shares of our common stock and $2.08 billion in cash.

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

Operating Structure

Our business is organized into three reportable segments: (1) Casinos & Resorts, (2) North America Interactive, and (3) International Interactive.

Casinos & Resorts - includes our 14 land-based casino properties and one horse racetrack:

Property Name	Location
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)	Lincoln, Rhode Island
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)	Tiverton, Rhode Island
Bally’s Dover Casino Resort (“Bally’s Dover”)	Dover, Delaware
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)	Evansville, Indiana
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)	Biloxi, Mississippi
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi
Bally’s Kansas City Casino (“Bally’s Kansas City”)	Kansas City, Missouri
Bally’s Black Hawk (3 properties)	Black Hawk, Colorado
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)	Shreveport, Louisiana
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)	Rock Island, Illinois
Bally’s Arapahoe Park	Aurora, Colorado

North America Interactive - includes the following North America businesses:
•Bally’s Interactive, a business-to-business-to-consumer (“B2B2C”) sportsbook and iCasino platform provider and operator;
•Horses Mouth Limited (“SportCaller”), a B2B and F2P game provider for sports betting companies;
•Monkey Knife Fight (“MKF”), a B2C DFS platform and operator;
•Joker Gaming, known as Live at the Bike, an online subscription streaming service featuring livestream and on-demand poker videos and podcasts;
•Association of Volleyball Professionals (“AVP”), a professional beach volleyball organization and host of the longest-running domestic beach volleyball tour;
•Telescope, Inc. (“Telescope”), a provider of real-time audience engagement solutions for live events, gamified second screen experiences and interactive livestreams; and
•Degree 53, a United Kingdom (“UK”)-based creative agency that specializes in multi-channel website and personalized mobile app and software development for online gambling and sports industries.
The North America Interactive reportable segment also includes the North American operations of Gamesys.

International Interactive - includes the following businesses in Europe and Asia:
•Gamesys, a B2B2C iCasino and online bingo platform provider and operator; and
•Solid Gaming, a games content aggregation business.

Refer to Note 18 “Segment Reporting” to our condensed consolidated financial statements for additional information on our segment reporting structure.

Rhode Island Regulatory Agreement

On February 17, 2022, certain of our subsidiaries, the Rhode Island Department of Business Regulation (“DBR”) and the Division of Lotteries (“DoL”) of the Rhode Island Department of Revenue amended and restated our Regulatory Agreement (the “Regulatory Agreement”). The Regulatory Agreement contains financial and other covenants that, among other things, (1) restrict the acquisition of stock and other financial interests in us, (2) relate to the licensing and composition of members of our management and Board of Directors (the “Board”), (3) prohibit certain competitive activities and related-party transactions and (4) restrict our ability to declare or make restricted payments (including dividends), incur additional indebtedness or take certain other actions, if our leverage ratio exceeds 5.50 to 1.00 (in general being gross debt divided by Adjusted EBITDA, each as defined in the Regulatory Agreement).

The Regulatory Agreement also provides affirmative obligations, including setting a minimum number of employees that we must employ in Rhode Island and providing the DBR and DoL with periodic information updates about us. Among other things, the Regulatory Agreement prohibits us and our subsidiaries from owning, operating, managing or providing gaming specific goods and services to any properties in Rhode Island (other than Bally’s Twin River and Bally’s Tiverton), Massachusetts, Connecticut or New Hampshire. A failure to comply with the Regulatory Agreement could subject us to injunctive or monetary relief, payments to the Rhode Island regulatory agencies and ultimately the revocation or suspension of our licenses to operate in Rhode Island.

In addition, our master contracts with Rhode Island were extended through June 30, 2043, and allow for consolidation of promotional points between Bally’s Twin River and Bally’s Tiverton, obligate Bally’s Twin River to build a 50,000 square foot expansion, obligate Bally’s Twin River to lease at least 20,000 square feet of commercial space in Providence, and commit us to invest $100 million in Rhode Island over this extended term, including an expansion and the addition of new amenities at Bally’s Twin River. June 2021 legislation enacted in Rhode Island authorized a joint venture with International Gaming Technology PLC (“IGT”) to become a licensed technology provider and supply the State of Rhode Island with all Video Lottery Terminals (“VLTs”) at both Bally’s Twin River and Bally’s Tiverton for a 20.5-year period starting January 1, 2023. IGT will own 60% of the joint venture. As of July 1, 2021, until the joint venture is operating, we will supply 23% of all VLTs in return for 7% net terminal income from the machines.

COVID-19 Pandemic

The COVID-19 pandemic significantly impacted, and could continue to impact, our business in a material manner. Currently, all of our properties are open and operating with minimal restrictions. The pandemic and its consequences dramatically reduced travel and demand for hotel rooms and other casino resort amenities, which had a negative impact on our results. While many restrictions have been relaxed at this point, there is no assurance that a resurgence of future COVID-19 variants will not cause disruption to our business, including the closure of our facilities. In addition, future demand for gaming activities may be negatively impacted by the adverse changes in the perceived or actual economic climate due to the impact of the COVID-19 pandemic. Our business could also be impacted if the disruptions from the COVID-19 pandemic impact construction projects, including our project in Centre County, Pennsylvania, described above.

Key Performance Indicators

The main key performance indicators used in managing our business is Adjusted EBITDA and Casinos & Resorts Adjusted EBITDAR. Adjusted EBITDA is defined as earnings for the Company, or where noted our reporting segments, before, in each case, interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating income, acquisition, integration and restructuring expense, share-based compensation, and certain other gains or losses as well as, when presented for our reporting segments, an adjustment related to the allocation of corporate cost among segments. Management utilizes Casinos & Resorts Adjusted EBITDAR which is Adjusted EBITDA (as defined above) for the Company’s Casinos & Resorts segment plus rent expense associated with triple net operating leases with GLPI for the real estate assets used in the operation of Bally’s Evansville and Bally’s Dover and the assumption of the lease for real estate and land underlying the operations of the Bally’s Lake Tahoe property.

We use Adjusted EBITDA and Casinos and Resorts Adjusted EBITDAR to analyze the performance of our business and it is used as a determining factor for performance based compensation for members of our management team. We use Adjusted EBITDA and Casinos & Resorts Adjusted EBITDAR when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period performance and it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, and to fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. These measures are presented because management believes that they are commonly used measures of performance in the gaming industry and that it is considered by many to be key indicators of our operating results. Management believes that while certain items excluded from Adjusted EBITDA and Casinos & Resorts Adjusted EBITDAR may be recurring in nature and should not be disregarded in evaluating our earnings performance, it is useful to exclude such items when comparing current performance to prior periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods presented or they may not relate specifically to current operating trends or be indicative of future results. Adjusted EBITDA and Casinos & Resorts Adjusted EBITDAR should not be construed as an alternative to GAAP net income, the most directly comparable GAAP measure, as an indicator of our performance. In addition, Adjusted EBITDA and Casinos & Resorts Adjusted EBITDAR as used by us may not be defined in the same manner as other companies in our industry, and, as a result, may not be comparable to similarly titled non-GAAP financial measures of other companies.

First Quarter 2022 Results

We reported revenue and income from operations of $548.3 million and $22.5 million, respectively, for the three months ended March 31, 2022, compared to revenue and income from operations of $192.3 million and $29.5 million, respectively, for the same period last year. As of the first quarter of 2022, our properties are at full capacity and are operating under minimal restrictions. In the first quarter last year, our properties were operating at partial capacity with limited VLTs and table games being available to guests along with other restrictions on service offerings and amenities.

Results of Operations

The following table presents, for the periods indicated, certain revenue and income items:

	Three Months Ended March 31,
(in millions)	2022	2021
Total revenue	$548.3	$192.3
Income from operations	22.5	29.5
Net income (loss)	1.9	(10.7)

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2022	2021
Total revenue	100.0%	100.0%
Gaming, hotel, food and beverage, retail, entertainment and other expenses	47.4%	34.5%
Advertising, general and administrative	33.1%	41.9%
Other operating costs and expenses	1.0%	1.6%
Depreciation and amortization	14.4%	6.7%
Total operating costs and expenses	95.9%	84.7%
Income from operations	4.1%	15.3%
Other income (expense)
Interest income	—%	0.3%
Interest expense, net of amounts capitalized	(8.4)%	(10.8)%
Change in value of naming rights liabilities	2.4%	(14.3)%
Other, net	1.1%	1.4%
Total other expense, net	(4.8)%	(23.4)%
Loss before provision for income taxes	(0.7)%	(8.1)%
Benefit from income taxes	(1.0)%	(2.5)%
Net income (loss)	0.3%	(5.6)%
__________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Performance

During the fourth quarter of 2021, the Company updated its reportable segments to better align with its strategic growth initiatives in light of recent acquisitions. As a result of this realignment, the Company determined it had three reportable segments: Casinos & Resorts, North America Interactive and International Interactive. Additionally, during the first quarter of 2022 as a result of the segment realignment, the Company changed its methodology for allocating certain corporate operating expenses within advertising, general and administrative expense previously reported in “Other” to directly apply such costs to the segment supported. Prior year amounts have been reclassified to conform to the new segment presentation.

The following table sets forth certain financial information associated with results of operations for the three months ended March 31, 2022 and 2021. Non-gaming revenue includes hotel, food and beverage and retail, entertainment and other revenue. Non-gaming expenses include hotel, food and beverage and retail, entertainment and other expenses. All amounts are before any allocation of corporate costs.

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Revenue:
Gaming
Casinos & Resorts	$217,805	$154,429	$63,376	41.0%
North America Interactive	6,645	849	5,796	682.7%
International Interactive	239,252	—	239,252	100.0%
Total Gaming revenue	463,702	155,278	308,424	198.6%
Non-gaming
Casinos & Resorts	62,165	35,004	27,161	77.6%
North America Interactive	8,582	1,984	6,598	332.6%
International Interactive	13,822	—	13,822	100.0%
Total Non-gaming revenue	84,569	36,988	47,581	128.6%
Total revenue	548,271	192,266	356,005	185.2%
Operating costs and expenses:
Gaming
Casinos & Resorts	$76,381	$46,950	$29,431	62.7%
North America Interactive	7,329	304	7,025	2,310.9%
International Interactive	135,502	—	135,502	100.0%
Total Gaming expenses	219,212	47,254	171,958	363.9%
Non-gaming
Casinos & Resorts	30,048	18,641	11,407	61.2%
North America Interactive	1,318	514	804	156.4%
International Interactive	9,271	—	9,271	100.0%
Total Non-gaming expenses	40,637	19,155	21,482	112.1%
Advertising, general and administrative
Casinos & Resorts	99,751	65,648	34,103	51.9%
North America Interactive	26,755	618	26,137	4,229.3%
International Interactive	34,974	—	34,974	100.0%
Other	20,136	14,233	5,903	41.5%
Total Advertising, general and administrative	181,616	80,499	101,117	125.6%
Margins:
Gaming expenses as a percentage of Gaming revenue	47%	30%		17%
Non-gaming expenses as a percentage of Non-gaming revenue	48%	52%		(4)%
Advertising, general and administrative as a percentage of Total revenue	33%	42%		(9)%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Total revenue

Total revenue for the three months ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Gaming	$463,702	$155,278	$308,424	198.6%
Hotel	26,935	13,059	13,876	106.3%
Food and beverage	23,988	15,500	8,488	54.8%
Retail, entertainment and other	33,646	8,429	25,217	299.2%
Total revenue	$548,271	$192,266	$356,005	185.2%

Total revenue for the three months ended March 31, 2022 increased 185.2% to $548.3 million, from $192.3 million in the same period last year. We saw gaming, hotel, food and beverage, and retail, entertainment and other revenues grow, as we were able to operate with less restrictions across our properties compared to the first quarter of 2021 resulting from developments in the COVID-19 pandemic and an increase in consumer confidence.

In addition, incremental revenues from acquisitions completed after the first quarter of 2021, which included Gamesys, Bally’s Evansville, Bally’s Lake Tahoe, Bally’s Quad Cities and several of the North America Interactive acquisitions (collectively, the 2021 Acquisitions”), contributed, in the aggregate, $331.3 million of revenue.

Operating costs and expenses

In the first quarter of 2022, we recorded total operating costs and expenses of $525.8 million, up $363.0 million, or 223.0%, from $162.8 million in the first quarter last year. The change in total operating costs and expenses was driven by fluctuations in our gaming and non-gaming expenses, advertising general and administrative costs, acquisition, integration and restructuring expenses and other operating costs and expenses, each described below. We expect our total operating costs and expenses to increase in 2022 as compared to 2021 as a result of the inclusion of our recent acquisitions, most notably, Gamesys.

Gaming and non-gaming expenses

Gaming expenses for the three months ended March 31, 2022 increased $172.0 million, or 363.9%, to $219.2 million from $47.3 million in 2021. This increase was primarily attributable to the inclusion of expenses from our 2021 Acquisitions which contributed, in the aggregate, $162.4 million. Non-gaming expenses for the three months ended March 31, 2022 increased $21.5 million, or 112.1%, to $40.6 million from $19.2 million in the same period last year. This increase was primarily attributable to the inclusion of expenses from our 2021 Acquisitions which contributed, in the aggregate, $18.4 million.

Advertising, general and administrative

Advertising, general and administrative expense for the three months ended March 31, 2022 increased $101.1 million, or 125.6%, to $181.6 million from $80.5 million in the same period last year primarily attributable to the inclusion of expenses from our 2021 Acquisitions which contributed, in the aggregate, $85.9 million.

Acquisition, integration and restructuring

We incurred $5.3 million of acquisition, integration and restructuring expense during the three months ended March 31, 2022, compared to $12.3 million in the same period last year mainly due to a reduction in costs attributable to the acquisition of Gamesys and our other interactive acquisitions which closed in 2021.

Other operating costs and expenses

During the three months ended March 31, 2021, the Company recorded Gain from insurance recoveries, net of losses of $10.7 million primarily attributable to insurance proceeds received due to the effects of Hurricane Zeta which made landfall in Louisiana shutting down our Hard Rock Biloxi property for three days during the fourth quarter of 2020. Additionally, during the three months ended March 31, 2022 and 2021, we recorded rebranding expense of $0.3 million and $0.9 million, respectively, in connection with our company rebranding initiatives.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2022 was $78.9 million, an increase of $66.1 million, or 516.9%, compared to the same period last year. The increase in depreciation and amortization is attributable to the inclusion of our 2021 Acquisitions, most notably amortization expense from our Gamesys business, which contributed an aggregate $56.9 million in the first quarter of 2022.

Income (loss) from operations

Income from operations was $22.5 million, or 4.11% as a percentage of total revenue, for the three months ended March 31, 2022 compared to $29.5 million, or 15.33%, in the same period last year. The change year-over-year was driven by revenue growth resulting from a return in visitation to our properties as COVID-19 restrictions were lifted coupled with a benefit from our 2021 Acquisitions, offset by increased operating expenses.

Other income (expense)

Total other expense decreased $18.8 million to $26.2 million for the first quarter of 2022 from $45.0 million in the same period last year. The decrease in other expense was primarily attributable to $13.4 million of income resulting from a reduction in the naming rights liability for performance warrants associated with our contracts with Sinclair in the first quarter of 2022 compared to expense of $25.9 million due to an increase in the liability in the first quarter of 2021, offset by an increase in interest expense of $25.0 million due to increased borrowings and higher interest rates year-over-year. Refer to Note 2 “Significant Accounting Policies” for further information on the Sinclair performance warrants.

Benefit from income taxes

Benefit from income taxes for the three months ended March 31, 2022 was $5.6 million compared to $4.8 million in the prior year. The effective tax rate for the first quarter of 2022 was 151.2% compared to 31.1% in the prior year. The increase in the effective tax rate was primarily due to one-time benefits of $4.9 million recorded during the quarter by Gamesys entities relative to a low pre-tax book loss.

Net income (loss) and net income (loss) per share

Net income for the three months ended March 31, 2022 was $1.9 million, or $0.03 per diluted share, compared to a net loss of $10.7 million, or $0.30 per diluted share, for the three months ended March 31, 2021.

Adjusted EBITDA and Adjusted EBITDAR by Segment

Consolidated Adjusted EBITDA was $115.0 million for the three months ended March 31, 2022, up $62.5 million, or 119.1%, from $52.5 million in the same period last year.

Adjusted EBITDA for the Casinos & Resorts segment for the first quarter of 2022 increased $15.6 million, or 26.7%, to $73.8 million from $58.2 million compared to the same prior year period. The increase year over year was driven by the additions of Bally’s Lake Tahoe, Bally’s Evansville and Bally’s Quad Cities in the current year. Casinos & Resorts Adjusted EBITDAR was $85.2 million which further adjusts Adjusted EBITDA for rent expense associated with our operating leases, as defined below. There was no such rent expense in the prior year period.

Adjusted EBITDA for the North America Interactive segment for the first quarter of 2022 was $(19.3) million compared to $1.4 million in the same prior year period due to a net loss of $25.4 million compared to net income of $0.5 million in the prior year mainly due to increased operating costs.

Adjusted EBITDA for the International Interactive segment for the first quarter of 2022 was $73.3 million directly attributable to our acquisition of Gamesys on October 1, 2021.

The following tables reconcile Adjusted EBITDA and Casinos & Resorts Adjusted EBITDAR, non-GAAP measures, to net income (loss), as derived from our financial statements (in thousands):

	Three Months Ended March 31, 2022
	Casinos & Resorts	North America Interactive	International Interactive	Other	Total
Revenue	$279,970	$15,227	$253,074	$—	$548,271

Net income (loss)	$28,023	$(25,373)	$28,808	$(29,569)	$1,889
Interest expense, net of interest income	4	(2)	166	45,517	45,685
Provision (benefit) for income taxes	9,228	(2,884)	(3,167)	(8,752)	(5,575)
Depreciation and amortization	15,353	8,974	46,064	8,490	78,881
Non-operating (income) expense (1)	—	(1,595)	1,115	(18,999)	(19,479)
Acquisition, integration and restructuring	—	289	341	4,650	5,280
Share-based compensation	—	—	—	5,095	5,095
Other, net (2)	(164)	850	—	2,491	3,177
Allocation of corporate costs	21,346	416	—	(21,762)	—
Adjusted EBITDA	$73,790	$(19,325)	$73,327	$(12,839)	$114,953
Rent expense associated with triple net operating leases(3)	11,411
Adjusted EBITDAR	$85,201
__________________________________
(1)    Non-operating income (expense) includes: (i) change in value of naming rights liabilities and (ii) adjustment on bargain purchase, and (iii) other, net.
(2)    Other includes the following non-recurring items: (i) deal-related, rebranding, expansion and pre-opening expenses, (ii) costs related to pursuing sports betting, iGaming and lottery access in various jurisdictions, (iii) costs related to pursuing sports betting, iGaming and lottery access in various jurisdictions, (iv) non-routine legal expenses, and (v) net gains related to insurance recoveries.
(3)    Consists of the operating lease components contained within our triple net master lease dated June 4, 2021 with GLPI and the triple net lease assumed in connection with our acquisition of Bally’s Lake Tahoe, which is primarily our individual triple net leases with GLPI for the real estate assets used in the operation of Bally’s Evansville and Bally’s Dover, and the assumption of the lease for real estate and land underlying the operations of the Bally’s Lake Tahoe facility.

	Three Months Ended March 31, 2021
	Casinos & Resorts	North America Interactive	Other	Total
Revenue	$189,433	$2,833	$—	$192,266

Net income (loss)	$33,101	$459	$(44,265)	$(10,705)
Interest expense, net of interest income	11	—	20,263	20,274
Provision (benefit) for income taxes	11,946	(92)	(16,684)	(4,830)
Depreciation and amortization	11,608	1,032	146	12,786
Non-operating (income) expense(1)	—	(52)	24,787	24,735
Acquisition, integration and restructuring	—	—	12,258	12,258
Share-based compensation	—	—	4,483	4,483
Other, net (2)	(10,044)	—	3,518	(6,526)
Allocation of corporate costs	11,601	50	(11,651)	—
Adjusted EBITDA	$58,223	$1,397	$(7,145)	$52,475
__________________________________
(1) Non-operating income (expense) includes: (i) change in value of naming rights liabilities, and (ii) other, net.
(2)    Other includes the following non-recurring items: (i) deal-related, rebranding, expansion and pre-opening expenses, (ii) Credit Agreement amendment related expenses, (iii) costs related to pursuing sports betting, iGaming and lottery access in various jurisdictions, (iv) non-routine legal expenses, and (v) net gains related to insurance recoveries.

Critical Accounting Estimates

There were no material changes in critical accounting estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a complete list of our Critical Accounting Estimates.

Recent Accounting Pronouncements

Refer to Note 3 “Recently Adopted and Issued Accounting Pronouncements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that affect us.

Liquidity and Capital Resources

Overview

We are a holding company. Our ability to fund our obligations depends on existing cash on hand, cash flow from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources have been cash on hand, cash flow from operations, borrowings under our Revolving Credit Facility (as defined herein) and proceeds from the issuance of debt and equity securities. We assess liquidity in terms of the ability to generate cash or obtain financing in order to fund operating, investing and debt service requirements. Our primary ongoing cash requirements include the funding of operations, capital expenditures, acquisitions and other investments in line with our business strategy and debt repayment obligations and interest payments. Our strategy has been to maintain moderate leverage and substantial capital resources in order to take advantage of opportunities, to invest in our businesses and acquire properties at what we believe to be attractive valuations. As such, we have continued to invest in our land-based casino business and began to build on our interactive/iGaming gaming business despite the COVID-19 pandemic. We believe that existing cash balances, operating cash flows and availability under our Revolving Credit Facility, will be sufficient to meet funding needs for operating, capital expenditure and debt service purposes. Additionally, while we may seek other funding alternatives, we believe existing sources will provide the cash necessary to fund our proposed acquisition of Tropicana Las Vegas.

Cash Flows Summary

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$20,810	$25,870
Net cash used in investing activities	(71,955)	(28,884)
Net cash provided by financing activities	4,405	31,861
Effect of foreign currency on cash and cash equivalents	(4,430)	69
Net change in cash and cash equivalents and restricted cash	(51,170)	28,916
Cash and cash equivalents and restricted cash, beginning of period	274,840	126,555
Cash and cash equivalents and restricted cash, end of period	$223,670	$155,471

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2022 was $20.8 million, compared to $25.9 million for the three months ended March 31, 2021.
Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $72.0 million, an increase of $43.1 million compared to the three months ended March 31, 2021. The change was primarily driven by a $39.2 million increase in capital expenditures, mainly attributable to our expansion and renovation projects at Bally’s Atlantic City, Bally’s Twin River and Bally’s Kansas City, and $15.0 million paid for internally developed software, offset by a reduction of $22.7 million for cash paid for acquisitions.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $4.4 million compared to $31.9 million for the three months ended March 31, 2021. Cash provided by financing activities in the first quarter of 2022 was driven by borrowings of $105.0 million, offset by $84.9 million of repayments and $13.3 million of share repurchases under our capital return program, explained below. In the first quarter of 2021, cash provided by financing activities was driven by debt borrowings of $40.0 million.

Capital Return Program

On June 14, 2019, we announced that our Board approved a capital return program allowing for a total of up to $250 million for a share repurchase program and payment of dividends. This was subsequently increased by $100 million on February 10, 2020 and another $350 million on October 4, 2021. During the three months ended March 31, 2022, we repurchased 350,616 common shares for an aggregate price of $13.3 million. As of March 31, 2022, there was $334.6 million available for use under the capital return program.

In connection with the COVID-19 pandemic, we ceased paying dividends. We do not currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.

Common Stock and Warrant Offerings

On April 20, 2021, we completed a public offering of 12,650,000 common shares at a price to the public of $55.00 per share and issued to affiliates of Sinclair warrants to purchase 909,090 common shares at the same offering price. The net proceeds from the public offering and the private warrant sale, after deducting underwriting discounts, were $671.4 million and $50.0 million, respectively, and were used to finance a portion of the purchase price of Gamesys and to retire certain of our existing indebtedness.

Debt and Lease Obligations

Senior Notes

On August 20, 2021, we issued $750.0 million aggregate principal amount of 5.625% senior notes due 2029 and $750.0 million aggregate principal amount of 5.875% Senior Notes due 2031 (together, the “Senior Notes”). On October 1, 2021, upon the closing of the Gamesys acquisition, we assumed the issuer obligation under the Senior Notes.

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

Credit Facility

On October 1, 2021, we entered into the Credit Agreement providing for a senior secured term loan facility in an aggregate principal amount of $1.945 billion (the “Term Loan Facility”), which will mature in 2028, and a senior secured revolving credit facility in an aggregate principal amount of $620.0 million (the “Revolving Credit Facility”), which will mature in 2026.

The credit facilities allow us to increase the size of the Term Loan Facility or request one or more incremental term loan facilities or increase commitments under the Revolving Credit Facility or add one or more incremental revolving facilities in an aggregate amount not to exceed the greater of $650 million and 100% of the Company’s consolidated EBITDA for the most recent four-quarter period plus or minus certain amounts as specified in the Credit Agreement, including an unlimited amount subject to compliance with a consolidated total secured net leverage ratio.

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments, and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment.

Refer to Note 12 “Long-Term Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

GLPI Master Lease

Our Master Lease is accounted for as an operating lease and was $380.6 million as of March 31, 2022.

In connection with the acquisition of Bally’s Evansville, an affiliate of GLPI agreed to acquire the real estate associated with the Evansville Casino for $340.0 million and lease it to us under a master lease agreement (the “Master Lease”). GLPI has also agreed to acquire the real estate associated with Bally’s Dover for $144.0 million and lease it back to the us under the Master Lease. The Master Lease with GLPI has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $40.0 million, subject to escalation. The acquisition of Bally’s Evansville and commencement of the Master Lease was June 4, 2021.

During the second quarter of 2021, the Company sold the real estate associated with Bally’s Dover to GLPI and recorded a gain of $53.4 million representing the difference in the transaction price and the de-recognition of assets.

On April 1, 2022, we completed a sale-leaseback transaction relating to the Bally’s Quad Cities and Bally’s Black Hawk casino properties for a cash purchase price of $150 million payable by GLPI. These properties will be added to the Master Lease with GLPI and will have initial annual fixed rent of $12 million, subject to increases over time.

We also expect to finance our proposed agreement to acquire the Tropicana Las Vegas for $150 million through sale-leaseback transactions with GLPI.

Operating leases

In addition to the operating lease components under the GLPI Master Lease, the Company is committed under various long-term operating lease agreements primarily related to submerged tidelands, property and equipment at Hard Rock Biloxi, Bally’s Kansas City, Bally’s Shreveport and Bally’s Lake Tahoe. Additionally, certain of the Company’s subsidiaries lease office space, data centers, parking space, memorabilia and equipment under agreements classified as operating leases that expire on various dates through 2030. Minimum rent payable under operating leases was $821.9 million as of March 31, 2022. Refer to Note 13 “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Capital Expenditures

Capital expenditures are accounted for as either project, maintenance or capitalized software expenditures. Project capital expenditures are for fixed asset additions that expand an existing facility or create a new facility. Maintenance capital expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost effective to repair, along with spending on other small projects that do not fit into the project category. Capitalized software expenditures relate to the creation, production and preparation of software for use in our online gaming operations.

For the first quarter ended March 31, 2022, capital expenditures were $54.5 million compared to $15.3 million in the same period last year. In 2021 as our properties reopened and operations resumed, we commenced spending on maintenance and planned projects at our casino properties though our progress lagged due to nationwide supply chain shortages. We expect that capital expenditures in 2022 will exceed 2021 amounts as we plan to make significant progress towards project goals, particularly at Bally’s Twin River, Bally’s Atlantic City and Bally’s Kansas City, and increase spending relating to the maintenance and improvements at our other casino properties. In addition, during 2022 we plan to commence construction on the Centre County, Pennsylvania development project. We expect to fund these expenditures from a combination of cash flow from operations and cash on hand. Because the pandemic is ongoing and the duration and severity remains unclear, it is difficult to forecast any impacts on our future results and therefore, planned spending on these projects may be impacted as we continue in 2022. A summary of our planned projects follows:

Bally’s Twin River - In connection with our partnership with IGT, we have committed to invest $100 million in Bally’s Twin River over the term of our master contract with Rhode Island to expand the property and add additional amenities along with other capital improvements. Plans include adding a 40,000-square-foot gaming area, an additional casino bar, and a 14,000-square-foot spa. Construction began in September 2021 with a target completion in the fourth quarter of 2022. Spending in 2022 is estimated at approximately $50 million.

Bally’s Atlantic City - Construction on our Bally’s Atlantic City property commenced in 2021. We are committed to invest approximately $100 million over five years to refurbish and upgrade Bally’s Atlantic City’s facilities and expand its amenities, including renovated hotel rooms and suites, outdoor beer hall and lobby bar. Spending in 2022 is estimated at approximately $40 million.

Bally’s Kansas City - We began construction on the planned redevelopment project of Bally’s Kansas City in November 2021. We believe the redevelopment of the property, which includes a 40,000 square foot land-based building, restaurant, bar and retail space, will improve the property and guest experience and drive growth and our return on investment. Spending on the project is estimated to be approximately $50 million, largely in 2022, with a target completion date in the first half of 2023.

Centre County, PA - On December 31, 2020, we signed a framework agreement with entities affiliated with an established developer to design, develop, construct and manage a Category 4 licensed casino in Centre County, Pennsylvania. Construction of the casino is expected to begin in the second half of 2022 and will take approximately one year to complete. Subject to receipt of regulatory approvals, it will house up to 750 slot machines and 30 table games. The casino will also provide, subject to receipt of separate licenses and certificates, retail sports betting, online sports betting and online gaming. We estimate the total cost of the project, including construction, licensing and sports betting/iGaming operations, to be approximately $120 million. If completed, we will acquire a majority equity interest in the partnership, including 100% of the economic interests of all retail sports betting, online sports betting and iGaming activities associated with the project.

Other Contractual Obligations

Bally’s Trade Name - We acquired Bally’s brand from Caesars Entertainment, Inc. on October 13, 2020 for $20.0 million payable in cash in two equal installments of $10.0 million on the first and second anniversary of the purchase date. The Company made the first installment payment during 2021 and will pay the second installment in 2022.

Deferred Consideration - In September of 2019, prior to our acquisition of Gamesys, Gamesys (Holdings) Limited (“GHL”) was acquired by JPJ Group plc (“JPJ”) and subsequently renamed Gamesys. In connection with the JPJ acquisition, £10.0 million of the cash consideration was deferred and payable (plus interest) to GHL’s majority shareholders 30 months after closing. We recorded deferred consideration of $14.9 million and $15.1 million within current liabilities of the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. Of such amount, approximately $7.4 million was payable to related parties as former majority shareholders. We paid the deferred consideration in April 2022.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements and foreign currency risk attributable to our operations outside of the US. Inflation generally affects us by increasing our cost of labor. Bally’s does not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2022 and 2021.

Interest Rate Risk

As of March 31, 2022, interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On March 31, 2022, we had $2.05 billion of variable rate debt outstanding under our Term Loan and Revolving Credit Facilities and $1.50 billion of unsecured senior notes. Based upon a sensitivity analysis of our debt levels on March 31, 2022, a hypothetical increase of 1% in the effective interest rate would cause an increase in interest expense of approximately $19.5 million over the next 12 months while a decrease of 1% in the effective interest rate, not to exceed the interest rate floor, would cause a decrease in interest expense of approximately $0.5 million over the same period.

We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2022 and 2021.

Foreign Currency Risk

We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the US. A vast majority of our revenues are from the UK market and are conducted in GBP and are therefore susceptible to any movements in exchange rates between the GBP and USD. Foreign currency transaction gains for the three months ended March 31, 2022 were $0.2 million. Foreign currency transaction losses for the three months ended March 31, 2021 were $0.5 million. Movements in currency exchange rates could impact the translation of assets and liabilities of these foreign operations which are translated at the exchange rate in effect on the balance sheet date. We have not historically used operational hedges or forward currency exchange rate contracts to manage the impact of currency exchange rate fluctuations on earnings and cash flows.

ITEM 4.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors contained in Part I. Item IA. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 14, 2019, we announced that the Board approved a capital return program (the “Capital Return Program”) under which we may expend a total of up to $250 million for a share repurchase program and payment of dividends. On February 10, 2020 and October 4, 2021, the Board approved an additional $100 million and $350 million for stock repurchases and payment of dividends, respectively. Share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated share repurchase programs, tender offers or other transactions. The amount, timing and terms of any capital transactions will be determined based on prevailing market conditions and other factors, and may be suspended or discontinued at any time. There is no fixed time period to complete the capital returns.

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended March 31, 2022 (in thousands, except Average Price Paid per Share):

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	351	$37.90		351	$334,636
February 1, 2022 - February 28, 2022	—	—		—	334,636
March 1, 2022 - March 31, 2022	—	—		—	334,636
	351	$37.90	(a)	351	$334,636
__________________________________
(a)    Weighted-average.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.1
Amended and Restated Regulatory Agreement, dated February 17, 2022, by and among the Rhode Island Department of Business Regulation, the Division of Lotteries of the Rhode Island Department of Revenue, Bally’s Corporation, Twin River Management Group, Inc., UTGR, Inc. and Twin River-Tiverton, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38850) filed February 24, 2022)

10.2
Eighth Amendment to UTGR Master Video Lottery Terminal Contract, dated February 17, 2022, by and between the Division of Lotteries of the Rhode Island Department of Revenue and UTGR, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-38850) filed February 24, 2022)

10.3
Eighth Amendment to TRT Master Video Lottery Terminal Contract, dated February 17, 2022, by and between the Division of Lotteries of the Rhode Island Department of Revenue and Twin River-Tiverton, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-38850) filed February 24, 2022)

10.4
Separation Agreement and Release, dated March 11, 2022 by and between Bally’s Corporation and Stephen Capp (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38850) filed March 14, 2022)

10.5
Employment Agreement, dated March 11, 2022, by and between Bally’s Corporation and Robert Lavan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-38850) filed March 14, 2022)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Quarterly report on Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 5, 2022.

BALLY’S CORPORATION

By:	/s/ ROBERT M. LAVAN
Robert M. Lavan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ LEE D. FENTON
Lee D. Fenton
Chief Executive Officer
(Principal Executive Officer)