Form 10-Q
period 2022-06-30
Bally's Corp
filed 2022-08-04
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of July 29, 2022, the number of shares of the registrant’s $0.01 par value common stock outstanding was 47,900,321.
For additional information regarding the Company’s shares outstanding, refer to Note 16 “Stockholders’ Equity.”

BALLY’S CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements
BALLY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$176,158	$206,193
Restricted cash	55,198	68,647
Accounts receivable, net	57,709	48,178
Inventory	14,502	11,489
Tax receivable	59,996	128,217
Prepaid expenses and other current assets	89,372	104,463
Total current assets	452,935	567,187
Property and equipment, net	820,454	838,651
Right of use assets, net	642,885	507,843
Goodwill	1,970,058	2,122,653
Intangible assets, net	2,310,249	2,477,952
Deferred tax asset	14,087	11,922
Other assets	25,325	27,009
Total assets	$6,235,993	$6,553,217
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$19,450	$19,450
Current portion of lease liabilities	30,753	24,506
Accounts payable	71,419	87,540
Accrued income taxes	40,771	37,208
Accrued liabilities	342,686	401,428
Total current liabilities	505,079	570,132
Long-term debt, net	3,336,617	3,426,777
Long-term portion of lease liabilities	637,949	506,475
Pension benefit obligations	4,165	4,647
Deferred tax liability	185,198	214,467
Naming rights liabilities	129,300	168,929
Contingent consideration payable	8,701	34,931
Other long-term liabilities	11,059	11,057
Total liabilities	4,818,068	4,937,415
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 shares authorized; 52,577,251 and 53,050,055 shares issued; 52,577,251 and 52,254,477 shares outstanding)	525	530
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,838,238	1,849,068
Treasury stock, at cost	—	(29,166)
Retained deficit	(84,536)	(138,683)
Accumulated other comprehensive loss	(340,062)	(69,707)
Total Bally’s Corporation stockholders’ equity	1,414,165	1,612,042
Non-controlling interest	3,760	3,760
Total stockholders’ equity	1,417,925	1,615,802
Total liabilities and stockholders’ equity	$6,235,993	$6,553,217
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Gaming	$455,088	$207,490	$918,790	$362,768
Hotel	33,929	22,315	60,864	35,374
Food and beverage	27,435	23,382	51,423	38,882
Retail, entertainment and other	36,044	14,546	69,690	22,975
Total revenue	552,496	267,733	1,100,767	459,999

Operating (income) costs and expenses:
Gaming	204,051	63,350	423,263	110,604
Hotel	9,731	7,506	18,313	12,655
Food and beverage	21,898	17,004	40,854	29,213
Retail, entertainment and other	14,755	2,021	27,854	3,818
Advertising, general and administrative	181,707	101,211	363,323	181,710
Goodwill and asset impairment	—	4,675	—	4,675
Expansion and pre-opening	717	937	717	1,540
Acquisition, integration and restructuring	10,112	18,402	15,392	30,660
Gain from insurance recoveries, net of losses	14	(579)	(150)	(11,255)
Rebranding	185	382	474	1,295
Gain on sale-leaseback, net	(50,766)	(53,425)	(50,766)	(53,425)
Depreciation and amortization	74,773	25,717	153,654	38,503
Total operating costs and expenses	467,177	187,201	992,928	349,993
Income from operations	85,319	80,532	107,839	110,006

Other income (expense):
Interest income	148	530	310	1,054
Interest expense, net of amounts capitalized	(45,976)	(21,829)	(91,823)	(42,627)
Change in value of naming rights liabilities	20,032	19,070	33,411	(8,336)
Gain (adjustment) on bargain purchases	—	24,114	(107)	24,114
Other, net	5,412	(6,494)	11,619	(3,823)
Total other income (expense), net	(20,384)	15,391	(46,590)	(29,618)

Income before income taxes	64,935	95,923	61,249	80,388
Provision (benefit) for income taxes	5,434	26,981	(141)	22,151
Net income	$59,501	$68,942	$61,390	$58,237

Basic earnings per share	$0.98	$1.43	$1.02	$1.39
Weighted average common shares outstanding - basic	60,506	48,156	60,263	42,038
Diluted earnings per share	$0.98	$1.40	$1.02	$1.37
Weighted average common shares outstanding - diluted	60,541	49,102	60,332	42,374
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$59,501	$68,942	$61,390	$58,237
Other comprehensive income (loss):
Foreign currency translation adjustment	$(198,813)	$419	$(270,355)	$(633)
Defined benefit pension plan reclassification adjustment(1)	—	41	—	81
Other comprehensive (loss) income	(198,813)	460	(270,355)	(552)
Total comprehensive (loss) income	$(139,312)	$69,402	$(208,965)	$57,685
__________________________________
(1)    Tax effect of reclassification adjustment was de minimis.

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2021	52,254,477	$530	$1,849,068	$(29,166)	$(138,683)	$(69,707)	$3,760	$1,615,802
Release of restricted stock	122,849	1	(2,534)	—	—	—	—	(2,533)
Share-based compensation	—	—	5,095	—	—	—	—	5,095
Retirement of treasury shares	—	(11)	(35,200)	42,454	(7,243)	—	—	—
Share repurchases	(350,616)	—	—	(13,288)	—	—	—	(13,288)
Stock options exercised	20,000	—	86	—	—	—	—	86
Penny warrants exercised	383,934	4	—	—	—	—	—	4
Issuance of MKF penny warrants	—	—	12,010	—	—	—	—	12,010
Settlement of consideration to SportCaller	107,832	1	3,699	—	—	—	—	3,700
Other comprehensive loss	—	—	—	—	—	(71,542)	—	(71,542)
Net income	—	—	—	—	1,889	—	—	1,889
Balance as of March 31, 2022	52,538,476	$525	$1,832,224	$—	$(144,037)	$(141,249)	$3,760	$1,551,223
Release of restricted stock	38,775	—	(308)	—	—	—	—	(308)
Share-based compensation	—	—	6,322	—	—	—	—	6,322
Other comprehensive loss	—	—	—	—	—	(198,813)	—	(198,813)
Net income	—	—	—	—	59,501	—	—	59,501
Balance as of June 30, 2022	52,577,251	$525	$1,838,238	$—	$(84,536)	$(340,062)	$3,760	$1,417,925

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2020	30,685,938	$307	$294,643	$—	$34,792	$(3,144)	$—	$326,598
Release of restricted stock	23,811	—	(990)	—	—	—	—	(990)
Share-based compensation	—	—	4,483	—	—	—	—	4,483
Stock options exercised	30,000	—	129	—	—	—	—	129
Penny warrants exercised	932,949	9	—	(9)	—	—	—	—
Reclassification of Sinclair options	—	—	59,724	—	—	—	—	59,724
Issuance of MKF penny warrants	—	—	64,694	—	—	—	—	64,694
Shares issued for purchase of SportCaller	221,391	2	11,774	—	—	—	—	11,776
Other comprehensive loss	—	—	—	—	—	(1,012)	—	(1,012)
Net loss	—	—	—	—	(10,705)	—	—	(10,705)
Balance as of March 31, 2021	31,894,089	$318	$434,457	$(9)	$24,087	$(4,156)	$—	$454,697
Release of restricted stock	9,181	—	(205)	(116)	—	—	—	(321)
Share-based compensation	—	—	3,901	—	—	—	—	3,901
Retirement of treasury shares	—	(21)	(28,488)	114,842	(86,333)	—	—	—
Common stock offering	12,650,000	127	667,746	—	—	—	—	667,873
Sinclair shares exchanged for penny warrants	(2,086,908)	—	114,717	(114,717)	—	—	—	—
Sinclair issuance of penny warrants	—	—	50,000	—	—	—	—	50,000
Bally’s Interactive equity issuance	2,084,765	21	121,479	—	—	—	—	121,500
Stock options exercised	40,000	—	172	—	—	—	—	172
Other comprehensive income	—	—	—	—	—	460	—	460
Net loss	—	—	—	—	68,942	—	—	68,942
Balance as of June 30, 2021	44,591,127	$445	$1,363,779	$—	$6,696	$(3,696)	$—	$1,367,224
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$61,390	$58,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,654	38,503
Non-cash lease expense	14,456	2,409
Share-based compensation	11,417	8,384
Goodwill and asset impairment	—	4,675
Amortization of debt discount and debt issuance costs	5,124	3,144
Gain from insurance recoveries	—	(11,160)
Gain on sale-leaseback, net	(50,766)	(53,425)
Deferred income taxes	(28,879)	(2,525)
Loss on assets and liabilities measured at fair value	567	15,069
Change in value of naming rights liabilities	(33,411)	8,336
Change in contingent consideration payable	(10,175)	(11,703)
Adjustment (gain) on bargain purchase	107	(24,114)
Other operating activities	1,520	2,761
Changes in current operating assets and liabilities	39,540	(4,366)
Net cash provided by operating activities	164,544	34,225
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(332,029)
Proceeds from sale-leaseback	150,000	144,000
Foreign exchange forward contract premiums	—	(22,592)
Capital expenditures	(116,081)	(35,785)
Insurance proceeds from hurricane damage	—	11,160
Cash paid for internally developed software	(31,455)	—
Acquisition of gaming licenses	(51,560)	(250)
Purchase of equity securities	(3,175)	—
Other intangible asset acquisitions	(1,825)	—
Other investing activities	(1,738)	(231)
Net cash used in investing activities	(55,834)	(235,727)
Cash flows from financing activities:
Issuance of long-term debt	110,000	275,000
Repayments of long-term debt	(204,725)	(37,875)
Payment of financing fees	—	(5,840)
Payment of deferred consideration	(30,025)	—
Share repurchases	(13,288)	—
Issuance of common stock, net	—	667,872
Issuance of Sinclair penny warrants	—	50,000
Other financing activities	(2,752)	(1,010)
Net cash (used in) provided by financing activities	(140,790)	948,147
Effect of foreign currency on cash and cash equivalents	(11,404)	483
Net change in cash and cash equivalents and restricted cash	(43,484)	747,128
Cash and cash equivalents and restricted cash, beginning of period	274,840	126,555
Cash and cash equivalents and restricted cash, end of period	$231,356	$873,683
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$93,976	$36,718
Cash received from income tax refunds, net of cash paid	(56,224)	17,396
Non-cash investing and financing activities:
Unpaid property and equipment	$32,403	$6,868
Stock and equity instruments issued for acquisition of SportCaller and Monkey Knife Fight	—	197,968
Acquisitions in exchange for contingent liability	—	58,685
Deferred purchase price payable	—	14,071
Deposit applied to acquisition purchase price	—	4,000
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    GENERAL INFORMATION

Description of Business

Bally’s Corporation (the “Company”, “Bally’s”, “we” or “us”) is a global gaming, hospitality and entertainment company with casinos and resorts and online gaming (“iGaming”) business-to-business-to-consumer (“B2B2C”) businesses. The Company owns and manages the following casino and resort properties:

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
__________________________________
(1)    Properties leased from Gaming and Leisure Properties, Inc. (“GLPI”) under the Master Lease agreement. Refer to Note 13 “Leases” for further information. The Company completed its sale-leaseback of Bally’s Quad Cities and Bally’s Black Hawk on April 1, 2022.
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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as variable interest entities (“VIEs”), of which the Company is determined to be the primary beneficiary. All intercompany transactions and balances have been eliminated in the consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The financial statements of our foreign subsidiaries are translated into US dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in net income (loss).

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

Correction of Cash Flow Classification

Subsequent to the issuance of the Company’s Form 10-Q for the quarterly period ended June 30, 2021, the Company concluded that the $144.0 million in proceeds from the sale-leaseback of the Company’s Dover property were incorrectly classified as cash provided by financing activities rather than cash provided by investing activities within the Company’s unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2021. The accompanying unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2022 correctly reflects such amount as cash provided by investing activities.

COVID-19 Pandemic

As of June 30, 2022, the Company’s properties are all operating with minimal restrictions. Although the Company is experiencing positive trends as a result of the reopening of its properties, the COVID-19 pandemic is ongoing and future developments, which are uncertain and cannot be predicted at this time, could have a material negative impact on operations.

2.    SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents and Restricted Cash

The Company considers all cash balances and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

As of June 30, 2022 and December 31, 2021, restricted cash of $55.2 million and $68.6 million, respectively, consisted primarily of player deposits and payment service provider deposits in connection with the Company’s iGaming operations. Restricted cash also includes Video Lottery Terminal (“VLT”) and table games cash payable to the State of Rhode Island and certain cash accounts at other properties, which are unavailable for the Company’s use. The following table reconciles cash and restricted cash in the condensed consolidated balance sheets to the total shown on the condensed consolidated statements of cash flows.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	June 30,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$176,158	$206,193
Restricted cash	55,198	68,647
Total cash and cash equivalents and restricted cash	$231,356	$274,840

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Amounts due from Rhode Island and Delaware(1)	$13,729	$10,575
Gaming receivables	12,110	10,576
Non-gaming receivables	37,485	31,481
Accounts receivable	63,324	52,632
Less: Allowance for doubtful accounts	(5,615)	(4,454)
Accounts receivable, net	$57,709	$48,178
__________________________________
(1)    Represents the Company’s share of VLT and table games revenue for Bally’s Twin River and Bally’s Tiverton due from the State of Rhode Island and from the State of Delaware for Bally’s Dover.

Gain from insurance recoveries, net of losses

Gain from insurance recoveries, net of losses, relate to losses incurred resulting from storms impacting the Company’s properties, net of insurance recovery proceeds. The Company recorded a gain from insurance recoveries, net of losses, of $0.6 million for the three months ended June 30, 2021 and $0.2 million and $11.3 million for the six months ended June 30, 2022 and 2021, respectively, primarily attributable to insurance proceeds received due to the effects of Hurricane Zeta which made landfall in Louisiana shutting down the Company’s Hard Rock Biloxi property for three days during the fourth quarter of 2020.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended June 30, 2022 and 2021, advertising expense was $52.1 million and $1.7 million, respectively. For the six months ended June 30, 2022 and 2021, advertising expense was $117.4 million and $3.0 million, respectively. Advertising expense attributable to the Company’s interactive business included within Gaming expenses for the three and six months ended June 30, 2022 was $49.7 million and $112.7 million, respectively. There was no advertising expense attributable to the Company’s interactive business included within Gaming expenses for the three and six months ended June 30, 2021.

Strategic Partnership - Sinclair Broadcast Group

On November 18, 2020, the Company and Sinclair Broadcast Group, Inc. (“Sinclair”) entered into a Framework Agreement (the “Sinclair Agreement”), which provides for a long-term strategic relationship between the Company and Sinclair combining Bally’s integrated, proprietary sports betting technology with Sinclair’s portfolio of local broadcast stations and live regional sports networks and its Tennis Channel, Stadium sports network and STIRR streaming service, whereby the Company will receive naming rights to the regional sports networks and certain integrations to network programming in exchange for annual fees paid in cash, the issuance of warrants and options, and an agreement to share in certain tax benefits resulting from the Tax Receivable Agreement (“TRA”) with Sinclair. The initial term of the agreement is ten years from the commencement date of the re-branded Sinclair regional sports networks and can be renewed for one additional five-year term unless either the Company or Sinclair elect not to renew.

Naming Rights Intangible Asset - Under the terms of the Sinclair Agreement, the Company is required to pay annual naming rights fees to Sinclair for naming rights of the regional sports networks which escalate annually and total $88.0 million over the 10-year term of the agreement beginning April 1, 2021. The Company accounted for this transaction as an asset acquisition in accordance with the “Acquisition of Assets Rather Than a Business” subsections of Accounting Standards Codification (“ASC”) 805-50, Business Combinations—Related Issues, using a cost accumulation model. The naming rights intangible asset represents the consideration transferred on the acquisition date comprised of the present value of annual naming rights fees, the fair value of the warrants and options and an estimate of the TRA payments, each explained below. The naming rights intangible asset was $288.5 million and $311.7 million as of June 30, 2022 and December 31, 2021, respectively. Amortization began on April 1, 2021, the commencement date of the re-branded Sinclair regional sports networks, and was $8.4 million and $8.6 million for the three months ended June 30, 2022 and 2021, respectively, and $16.8 million and $8.6 million for the six months ended June 30, 2022 and 2021, respectively. Refer to Note 8 “Goodwill and Intangible Assets” for further information.

Naming Rights Fees - The present value of the annual naming rights fees was recorded as part of the cost of the naming rights intangible asset with a corresponding liability which will be accreted through interest expense over the life of the agreement. The total value of the liability as of June 30, 2022 and December 31, 2021 was $59.1 million and $58.9 million, respectively. The short-term portion of the liability, which was $2.0 million as of June 30, 2022 and December 31, 2021, is recorded within “Accrued liabilities” and the long-term portion of the liability, which was $57.1 million and $56.9 million as of June 30, 2022 and December 31 2021, respectively, is recorded within “Naming rights liabilities” in the condensed consolidated balance sheets. Accretion expense reported in “Interest expense, net of amounts capitalized” in the condensed consolidated statements of operations was $1.1 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and $2.2 million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Tax Receivable Agreement - The Company is required to share 60% of the tax benefit the Company receives from the Penny Warrants, Options, Performance Warrants and payments under the TRA with Sinclair over the term of the agreement as tax benefit amounts are determined through the filing of the Company’s annual tax returns. Changes in estimate of the tax benefit to be realized and tax rates in effect at the time, among other changes, are treated as an adjustment to the naming rights intangible asset. The TRA liability was $35.8 million and $42.2 million as of June 30, 2022 and December 31, 2021, respectively, and is included in “Naming rights liabilities” in the condensed consolidated balance sheets. The change in value of the TRA liability is included in “Change in value of naming rights liabilities” in the condensed consolidated statements of operations.

Variable Interest Entities

The Company evaluates entities for which control is achieved through means other than voting rights to determine if it is the primary beneficiary of a VIE. An entity is a VIE if it has any of the following characteristics: (1) the entity has insufficient equity to permit it to finance its activities without additional subordinated financial support (2) equity holders, as a group, lack the characteristics of a controlling financial interest or (3) the entity is structured with non-substantive voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company consolidates its investment in a VIE when it determines that it is the primary beneficiary of such entity.

In determining whether it is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; and significance of the Company’s investment and other means of participation in the VIE’s expected profits/losses. Significant judgments related to these determinations include estimates about the current and future fair values and performance of assets held by these VIEs and general market conditions.

Management analyzed and concluded that Breckenridge Curacao B.V. (“Breckenridge”) is a VIE because it does not have sufficient equity investment at risk. The Company has determined that it is the primary beneficiary and consolidates the VIE because (a) although the Company does not control all decisions of Breckenridge, the Company has the power to direct the activities of Breckenridge that most significantly impact its economic performance through various contracts with the entity and (b) the nature of these agreements between Breckenridge and the Company provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are based upon off-market rates and commensurate to the level of services provided. The Company receives significant benefits in the form of fees that are not at market and commensurate to the level of services provided. As a result, the Company consolidates all of the assets, liabilities and results of operations of Breckenridge and its subsidiaries in the accompanying consolidated financial statements. As of June 30, 2022 and December 31, 2021 Breckenridge had total assets of $73.1 million and $85.4 million, respectively, and total liabilities of $72.4 million and $75.2 million, respectively. Breckenridge had revenues of $73.9 million and $160.8 million for the three and six months ended June 30, 2022.

The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Related Party Transaction

On September 26, 2019, prior to the Company’s acquisition of Gamesys, Gamesys (Holdings) Limited (“GHL”) was acquired by JPJ Group plc (“JPJ”) and subsequently renamed Gamesys. In connection with the JPJ acquisition, £10.0 million of the cash consideration was deferred and payable (plus interest) to GHL’s majority shareholders 30 months after closing. The Company recorded deferred consideration of $15.1 million within current liabilities of the condensed consolidated balance sheets as of December 31, 2021. Of such amount, approximately $7.4 million was payable to related parties as former majority shareholders. The Company paid the deferred consideration in April 2022.

Provision (Benefit) for Income Taxes

During the three months ended June 30, 2022 and 2021, the Company recorded a provision for income tax of $5.4 million, at an effective tax rate of 8.4%, and a provision for income tax of $27.0 million, at an effective tax rate of 28.1%, respectively. The 2022 effective tax rate was lower than the US federal statutory rate of 21%, largely due to a tax benefit recorded in foreign jurisdictions during the quarter offset by discrete tax item related to gain on sale leaseback transactions in Colorado and Illinois. The 2021 effective tax rate was higher than the US federal statutory rate of 21%, largely due to higher state income tax related to gain on sale leaseback in Delaware.

During the six months ended June 30, 2022 and 2021, the Company recorded a benefit for income tax of $0.1 million, at an effective tax rate of (0.2)% and a provision for income tax of $22.2 million, at an effective tax rate of 27.6%, respectively. The 2022 effective tax rate was lower than the US federal statutory rate of 21%, largely due to a tax benefit recorded in foreign jurisdictions during the quarter offset by discrete tax item related to gain on sale leaseback transactions in Colorado and Illinois. The 2021 effective tax rate was higher than the US federal statutory rate of 21%, largely due to higher state income tax related to gain on sale leaseback in Delaware.

In the second quarter of 2022, the Company has changed its assertion and is no longer permanently reinvest in its undistributed foreign earnings and plans to remit cash back to the United States. The Company has determined, based on certain tax planning strategies available, no deferred taxes were accrued related to unremitted earnings as of the period ending June 30, 2022.

3.    RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

Standards to be implemented

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update address diversity in practice and inconsistency related to recognition of an acquired contract liability and the effect of payment terms on subsequent revenue recognition for the acquirer. This update is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of this amendment on its condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.    REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which requires companies to recognize revenue in a way that depicts the transfer of promised goods or services. In addition, the standard requires more detailed disclosures to enable readers of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company generates revenue from four principal sources: gaming (which includes retail gaming, online gaming, sports betting and racing), hotel, food and beverage and retail entertainment and other.

The Company determines revenue recognition through the following steps:
•Identify the contract, or contracts, with the customer;
•Identify the performance obligations in the contract;
•Determine the transaction price;
•Allocate the transaction price to performance obligations in the contract; and
•Recognize revenue when or as the Company satisfies performance obligations by transferring the promised goods or services

The Company is currently engaged in gaming services, which include retail, online and racing. Additional services include hotel, food and beverage. The amount of revenue recognized by the Company is measured at the transaction price or the amount of consideration that the Company expects to receive through satisfaction of the identified performance obligations.

Retail gaming, online gaming and sports betting revenue, each as described below, contain a single performance obligation. Retail gaming transactions have an obligation to honor the outcome of a wager and to pay out an amount equal to the stated odds, including the return of the initial wager, if the customer receives a winning hand. These elements of honoring the outcome of the hand of play and generating a payout are considered one performance obligation. Online gaming and sports betting represent a single performance obligation for the Company to operate contests or games and award prizes or payouts to users based on results of the arrangement. Revenue is recognized at the conclusion of each contest, wager or wagering game hand. Incentives can be used across online gaming products. The Company allocates a portion of the transaction price to certain customer incentives that create material future customer rights and are a separate performance obligation. In addition, in the event of a multi-stage contest, the Company will allocate transaction price ratably from contest start to the contest’s final stage. Racing revenue is earned through advance deposit wagering which consists of patrons wagering through an advance deposit account. Each wagering contract contains a single performance obligation.

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

Gaming revenue includes the share of VLT revenue for Bally’s Twin River and Bally’s Tiverton, in each case, as determined by each property’s respective master VLT contracts with the State of Rhode Island. Bally’s Twin River is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share on VLT revenue generated from units in excess of 3,002 units. Beginning July 1, 2021, Bally’s Twin River is entitled to an additional 7.00% share of revenue on VLTs owned by the Company. Bally’s Tiverton is entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Bally’s Twin River. Gaming revenue also includes Bally’s Twin River’s and Bally’s Tiverton’s share of table games revenue. Bally’s Twin River and Bally’s Tiverton each were entitled to an 83.5% share of table games revenue generated as of June 30, 2022 and 2021. Revenue is recognized when the wager is settled, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming services on behalf of the State of Rhode Island.

Gaming revenue also includes Bally’s Dover’s share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Bally’s Dover is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of June 30, 2022 and 2021, Bally’s Dover was entitled to an approximate 42% share of VLT revenue and 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis, which is the percentage share of VLT and table games revenue received, as the Company acts as an agent in operating the gaming services on behalf of the State of Delaware.

Gaming revenue also includes the casino revenue of Hard Rock Biloxi, Bally’s Black Hawk, beginning January 23, 2020, Bally’s Kansas City and Bally’s Vicksburg, beginning July 1, 2020, Bally’s Atlantic City, beginning November 18, 2020, Bally’s Shreveport, beginning December 23, 2020, Bally’s Lake Tahoe, beginning April 6, 2021, Bally’s Evansville, beginning June 3, 2021, and Bally’s Quad Cities, beginning June 14, 2021, which is the aggregate net difference between gaming wins and losses, with deferred revenue recognized for prepaid deposits by prior to play, for chips outstanding and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of credits played, are charged to revenue as the amount of the progressive jackpots increases.

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

During 2020, the Company entered into several multi-year agreements with third-party operators for online sports betting and iGaming market access in the states of Colorado and New Jersey from which the Company has received or expects to receive one-time, up front market access fees in cash or equity securities (specific to one operator agreement) and certain other fees in cash generally based on a percentage of the gross gaming revenue generated by the operator, with certain annual minimum guarantees due to the Company. The one-time market access fees received have been recorded as deferred revenue and will be recognized as gaming revenue ratably over the respective contract terms, beginning with the commencement of operations of each respective agreement. The Company recognized commissions in certain states from online sports betting and iGaming which are included in gaming revenue for the six months ended June 30, 2022 and 2021. Deferred revenue associated with third-party operators for online sports betting and iGaming market access was $6.6 million and $6.8 million as of June 30, 2022 and December 31, 2021, respectively, and is included in “Accrued liabilities” and “Other long-term liabilities” in the condensed consolidated balance sheets.

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

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Hotel	$19,423	$12,494	$35,325	$19,403
Food and beverage	18,056	15,380	34,766	25,829
Retail, entertainment and other	2,579	1,459	4,786	2,410
	$40,058	$29,333	$74,877	$47,642
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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In the fourth quarter of 2021, the Company changed its reportable segments to better align with its strategic growth initiatives in light of recent and pending acquisitions. Refer to Note 18 “Segment Reporting” for further information. The following tables provide a disaggregation of revenue by segment:

(in thousands)	Casinos & Resorts	North America Interactive	International Interactive	Total
Three Months Ended June 30, 2022
Gaming	$225,716	$7,868	$221,504	$455,088
Hotel	33,929	—	—	33,929
Food and beverage	27,435	—	—	27,435
Retail, entertainment and other	12,795	10,182	13,067	36,044
Total revenue	$299,875	$18,050	$234,571	$552,496

Three Months Ended June 30, 2021
Gaming	$206,699	$791	—	$207,490
Hotel	22,315	—	—	22,315
Food and beverage	23,382	—	—	23,382
Retail, entertainment and other	9,792	4,754	—	14,546
Total revenue	$262,188	$5,545	—	$267,733

Six Months Ended June 30, 2022
Gaming	$443,521	$14,513	$460,756	$918,790
Hotel	60,864	—	—	60,864
Food and beverage	51,423	—	—	51,423
Retail, entertainment and other	24,037	18,764	26,889	69,690
Total revenue	$579,845	$33,277	$487,645	$1,100,767

Six Months Ended June 30, 2021
Gaming	$361,128	$1,640	—	$362,768
Hotel	35,374	—	—	35,374
Food and beverage	38,882	—	—	38,882
Retail, entertainment and other	16,237	6,738	—	22,975
Total revenue	$451,621	$8,378	—	$459,999

Revenue included in operations from Bally’s Lake Tahoe from the date of its acquisition, April 6, 2021, Bally’s Evansville from the date of its acquisition, June 3, 2021, and Bally’s Quad Cities from the date of its acquisition, June 14, 2021 are reported in Casinos & Resorts. Revenue included in operations from SportCaller from the date of its acquisition, February 5, 2021, MKF from the date of its acquisition, March 23, 2021, Bally’s Interactive from the date of its acquisition, May 28, 2021, AVP from the date of its acquisition, July 12, 2021, Telescope from the date of its acquisition, August 12, 2021, Degree 53 from the date of its acquisition, October 25, 2021, and the North American operations of Gamesys from the date of its acquisition, October 1, 2021 are reported in North America Interactive. Revenue included in operations from the European and Asian activities from Gamesys is reported in International Interactive. Refer to Note 5 “Acquisitions” for further information.

Contract Assets and Contract Related Liabilities

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays, and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers were $40.7 million and $35.5 million as of June 30, 2022 and December 31, 2021, respectively.

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

Unpaid wagers include the Company’s outstanding chip liability, unpaid slot and pari-mutuel and sports betting tickets.

Liabilities related to contracts with customers as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Loyalty programs	$19,612	$19,099
Advanced deposits from customers	28,156	36,068
Unpaid wagers	11,204	11,440
Total	$58,972	$66,607

The Company recognized $7.7 million and $9.4 million of revenue related to loyalty program redemptions for the three months ended June 30, 2022 and 2021, respectively, and $15.9 million and $12.2 million for the six months ended June 30, 2022 and 2021, respectively.

5.    ACQUISITIONS

Recent Acquisitions

The Company accounted for all of the following acquisitions as business combinations using the acquisition method with Bally’s as the accounting acquirer in accordance with ASC 805. Under this method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed of the acquiree based upon their estimated fair values at the acquisition date. The fair value of the identifiable intangible assets acquired are determined by using an income approach. Significant assumptions utilized in the income approach are based on company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The purchase price allocation for Gamesys and certain of the Bally’s Interactive Acquisitions, as defined below, are preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such finalizations will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible assets acquired and liabilities assumed.

The Company recorded transaction costs related to its recent and pending acquisitions of $8.5 million and $13.0 million during the three and six months ended June 30, 2022, respectively, and $18.4 million and $30.7 million during the three and six months ended June 30, 2021. These costs are included in “Acquisition, integration and restructuring” in the condensed consolidated statements of operations. Refer to Note 11 “Acquisition, Integration and Restructuring” for further information.

Bally’s Lake Tahoe Casino Resort

On April 6, 2021, the Company acquired Bally’s Lake Tahoe in Lake Tahoe, Nevada from Eldorado Resorts, Inc. (“Eldorado”) and certain of its affiliates for $14.2 million, payable in cash one year from the closing date and subject to customary post-closing adjustments. The deferred purchase price is included within “Accrued liabilities” of the condensed consolidated balance sheet as of December 31, 2021 and was paid in April 2022.

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

During the year ended December 31, 2021, the Company recorded a bargain purchase gain of $2.0 million based on the preliminary purchase price allocation as the fair value of the assets acquired and liabilities assumed exceeded the purchase price consideration. During the six months ended June 30, 2022, based on the final purchase price allocation, an adjustment of $0.1 million was recorded reducing the bargain purchase gain to $1.9 million. The original agreement to acquire Bally’s Lake Tahoe from Eldorado was made concurrently with the agreement of Bally’s Shreveport and the Company believes that it was able to acquire Bally’s Lake Tahoe for less than fair value as a result of a distressed sale whereby Eldorado was required by the Federal Trade Commission to divest the properties prior to its merger with Caesars coupled with the timing of the agreement to purchase which was in the middle of COVID-19 related shutdowns of casinos in the US.

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

The identifiable intangible assets recorded in connection with the closing of the Bally’s Evansville acquisition include gaming licenses of $153.6 million with an indefinite life and rated player relationships of $0.6 million which are being amortized on a straight-line basis over an estimated useful life of approximately eight years. The fair value of the identifiable intangible assets acquired was determined by using an income approach.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the acquisition of Bally’s Evansville on June 3, 2021. There were no purchase accounting adjustments recorded during the six months ended June 30, 2022.

As of June 3, 2021
(in thousands)	Final
Cash and cash equivalents	$9,355
Accounts receivable, net	1,474
Inventory and prepaid expenses and other current assets	1,202
Property and equipment, net	12,325
Right of use assets, net	285,772
Intangible assets, net	154,210
Other assets	468
Accounts payable and accrued liabilities	(10,927)
Lease liabilities	(285,772)
Deferred tax liability	(7,233)
Other long-term liabilities	(310)
Net assets acquired	160,564
Bargain purchase gain	(20,856)
Total purchase price	$139,708

The fair value of the assets acquired and liabilities assumed exceeded the purchase price consideration and therefore, a bargain purchase gain of $20.9 million was recorded during the year ended December 31, 2021. The Company believes it was able to acquire Bally’s Evansville for less than fair value as a result of a distressed sale prior to Eldorado’s merger with Caesars, as noted above, coupled with the timing of the agreement to purchase which was in the middle of COVID-19 related shutdowns of casinos in the US.

Bally’s Quad Cities Casino & Hotel

On June 14, 2021, the Company completed its acquisition of Bally’s Quad Cities in Rock Island, Illinois. Pursuant to the terms of the Equity Purchase Agreement, the Company acquired all of the outstanding equity securities of The Rock Island Boatworks, Inc., for a purchase price of $118.9 million in cash. Cash paid by the Company, net of $2.9 million cash acquired and the $4.0 million deposit paid in the third quarter of 2020, was $112.0 million, excluding transaction costs.

The identifiable intangible assets recorded in connection with the closing of the Bally’s Quad Cities acquisition include gaming licenses of $30.3 million with an indefinite life, as well as rated player relationships and a trade name of $0.7 million and $0.2 million, respectively, which are being amortized on a straight-line basis over their estimated useful lives of approximately nine years and four months, respectively. The fair value of the identifiable intangible assets acquired was determined by using an income approach. Goodwill recognized is deductible for local tax purposes and has been assigned as of the acquisition date to the Company’s Casinos & Resorts reportable segment, which includes the reporting unit expected to benefit from the synergies of the acquisition. Qualitative factors that contribute to the recognition of goodwill include an organized workforce and expected synergies from integrating the property into the Company’s casino portfolio and future development of its omni-channel strategy.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the Bally’s Quad Cities acquisition on June 14, 2021.

	As of June 14, 2021
(in thousands)	Preliminary as of December 31, 2021	Year to Date Adjustments	Final
Cash and cash equivalents	$2,933	$—	$2,933
Accounts receivable, net	2,986	—	2,986
Inventory and prepaid expenses and other current assets	798	—	798
Property and equipment, net	73,135	—	73,135
Intangible assets, net	31,180	—	31,180
Goodwill	14,593	(1,285)	13,308
Total current liabilities	(6,697)	1,285	(5,412)
Total purchase price	$118,928	$—	$118,928

North America Interactive Acquisitions

SportCaller - On February 5, 2021, the Company acquired SportCaller for total consideration of $42.6 million including $24.0 million in cash and 221,391 of the Company’s common shares at closing, pending adjustment, and up to $12.0 million in value of additional shares if SportCaller meets certain post-closing performance targets (calculated based on a US Dollar (“USD”) to Euro exchange ratio of 0.8334).

Monkey Knife Fight - On March 23, 2021, the Company acquired Fantasy Sports Shark, LLC (d/b/a/ Monkey Knife Fight) for total consideration of $118.6 million including, (1) immediately exercisable penny warrants to purchase up to 984,446 of the Company’s common shares (subject to adjustment) at closing and (2) contingent penny warrants to purchase up to 787,557 additional Company common shares, half of which are issuable on each of the first and second anniversary of closing. The contingency relates to MKF’s continued operations in jurisdictions in which it operates at closing at future dates.

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

Telescope - On August 12, 2021, the Company acquired an 84.16% controlling interest in Telescope, a leading provider of real-time audience engagement solutions for live events, gamified second screen experiences and interactive livestreams, for $25.9 million in cash, net of cash acquired. The remaining 15.84% of Telescope is owned by certain selling shareholders and is reported as a non-controlling interest. The non-controlling interest is convertible into shares of Bally’s common stock based on a fixed exchange ratio share-settlement feature, valued using the Company’s common stock price, and is classified as permanent equity. Earnings attributable to the non-controlling interest are not material for the three and six months ended June 30, 2022.

Degree 53 - On October 25, 2021, the Company acquired Degree 53, a UK-based creative agency that specializes in multi-channel website and personalized mobile app and software development for the online gambling and sports industries, for $7.8 million in cash, net of cash acquired.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The identifiable intangible assets recorded in connection with the closing of SportCaller, MKF, Bally’s Interactive, AVP, Telescope and Degree 53 (collectively the “North America Interactive Acquisitions”) include customer relationships of $41.5 million, which are being amortized over estimated useful lives between three and ten years, developed software of $122.4 million, which is being amortized over estimated useful lives between three and ten years, and trade names of $3.1 million, which are being amortized over estimated useful lives between ten and 15 years. Total goodwill recorded in connection with the North America Interactive Acquisitions was $250.7 million. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill, which consist primarily of benefits from acquiring a talented technology workforce and management team experienced in the online gaming industry, and securing buyer-specific synergies expected to contribute to the Company’s omni-channel strategy which are expected to increase revenue and profits within the Company’s North America Interactive reportable segment. Goodwill of the Bally’s Interactive Acquisitions has been assigned as of the acquisition date to the Company’s North America Interactive reportable segment.

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the North America Interactive Acquisitions.

(in thousands)	As of June 30, 2022(1)
Cash and cash equivalents	$8,689
Accounts receivable, net	4,498
Prepaid expenses and other current assets	3,104
Property and equipment, net	596
Intangible assets, net	167,075
Goodwill	250,730
Total current liabilities	(14,787)
Deferred tax liability	(15,811)
Acquired non-controlling interest	(3,760)
Net investment in the North America Interactive Acquisitions	$400,334
__________________________________
(1)    As of June 30, 2022, the purchase price allocations of AVP, Telescope and Degree 53 are preliminary and are final for Bally’s Interactive, SportCaller and MKF.
During the three and six months ended June 30, 2022, the Company recorded purchase accounting adjustments for the North America Interactive Acquisitions, increasing both goodwill and accrued liabilities by $0.2 million.

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

The identifiable intangible assets recorded in connection with the closing of the Gamesys acquisition are based on preliminary valuations and primarily include customer relationships of $980.2 million and developed technology of $282.0 million, both of which are being amortized over seven years, and trade names of $249.8 million, which have indefinite lives. Total goodwill of $1.68 billion represents the excess purchase price over the preliminary fair value of the assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill, which consist primarily of benefits from acquiring a talented technology workforce and management team experienced in the online gaming industry. Goodwill associated with the Gamesys acquisition is assigned as of the acquisition date to the Company’s International Interactive and North America Interactive reportable segments in the amounts of $1.64 billion and $33.3 million respectively, which include the reporting units expected to benefit from the synergies arising from the acquisition. The assignment of goodwill to reporting units is based upon preliminary valuations subject to change throughout the measurement period. Goodwill recognized is not deductible for local tax purposes.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In connection with the acquisition of Gamesys, certain unvested and outstanding equity options held by Gamesys employees were discretionarily accelerated and vested by the Gamesys Board of Directors, requiring allocation of the fair value of post-acquisition service to purchase consideration, with the remainder allocated to non-recurring post-acquisition expense. The fair value of $36.4 million was attributed to pre-acquisition service and included in consideration transferred. In the fourth quarter of 2021, the fair value of $10.3 million, attributable to post-acquisition expense was recorded within “Advertising, general, and administrative” expense in the consolidated statements of operations.

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Gamesys as of October 1, 2021.

(in thousands)	Preliminary as of December 31, 2021	Year to Date Adjustments	Preliminary as of June 30, 2022
Cash and cash equivalents and restricted cash	$183,306	$—	$183,306
Accounts receivable, net	35,851	—	35,851
Prepaid expenses and other current assets	27,876	542	28,418
Property and equipment, net	15,230	—	15,230
Right of use assets, net	14,185	—	14,185
Goodwill	1,678,476	(542)	1,677,934
Intangible assets, net	1,513,023	—	1,513,023
Other assets	17,668	—	17,668
Accounts payable	(47,881)	—	(47,881)
Accrued income taxes	(40,250)	—	(40,250)
Accrued liabilities	(177,109)	—	(177,109)
Long-term debt, net	(456,469)	—	(456,469)
Lease liabilities	(14,185)	—	(14,185)
Deferred tax liability	(143,924)	—	(143,924)
Other long-term liabilities	(6,680)	—	(6,680)
Total purchase price	$2,599,117	$—	$2,599,117

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplemental Pro Forma Consolidated Information

The following unaudited pro forma consolidated financial information for the three and six months ended June 30, 2021 combines the Company’s historical results with pro forma amounts for Bally’s Lake Tahoe, Bally’s Evansville and Gamesys. The unaudited pro forma consolidated financial information assumes that the acquisitions of Bally’s Lake Tahoe, Bally’s Evansville and Gamesys had occurred as of January 1, 2020. The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments related to the issuance of new debt and equity offerings as of January 1, 2020 as well as non-recurring adjustments for amortization of acquired intangible assets, compensation expense for share-based compensation arrangements that were cash settled in conjunction with the acquisitions, interest expense, transaction costs, together with the consequential tax effects. The revenue, earnings and pro forma effects of other acquisitions completed during the year ended December 31, 2021, which include Bally’s Interactive Acquisitions and Bally’s Quad Cities, are not material to results of operations, individually or in the aggregate.

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

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2021
Revenue	$575,116	$1,081,731
Net loss	$(40,989)	$(26,319)

6.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2022 and December 31, 2021, prepaid expenses and other current assets was comprised of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Services and license agreements	$24,357	$21,496
Due from payment service providers	21,425	15,984
Sales tax	9,124	18,308
Deposits	8,028	8,748
Prepaid marketing	5,844	10,066
Convertible loans	5,205	—
Purse funds	4,921	8,286
Unbilled revenue	3,004	7,759
Prepaid insurance	2,043	9,637
Other	5,421	4,179
Total prepaid expenses and other current assets	$89,372	$104,463

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.    PROPERTY AND EQUIPMENT

As of June 30, 2022 and December 31, 2021, property and equipment was comprised of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Land	$59,378	$75,328
Land improvements	31,170	34,704
Building and improvements	617,080	650,837
Equipment	209,825	182,006
Furniture and fixtures	60,256	47,258
Construction in process	73,407	53,715
Total property, plant and equipment	1,051,116	1,043,848
Less: Accumulated depreciation	(230,662)	(205,197)
Property and equipment, net	$820,454	$838,651

Depreciation expense relating to property and equipment for the three months ended June 30, 2022 and 2021 was $16.1 million and $12.8 million, respectively. Depreciation expense relating to property and equipment for the six months ended June 30, 2022 and 2021 was $32.9 million and $23.9 million, respectively. During the three and six months ended June 30, 2022 there was $0.4 million and $0.7 million of capitalized interest, respectively. There was no capitalized interest during the three and six months ended June 30, 2021.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.    GOODWILL AND INTANGIBLE ASSETS

The change in carrying value of goodwill by reportable segment for the six months ended June 30, 2022 is as follows (in thousands):

	Casinos & Resorts	North America Interactive	International Interactive	Total
Goodwill as of December 31, 2021(1)	$201,952	$283,358	$1,637,343	$2,122,653
Effect of foreign exchange	—	(1,223)	(149,784)	(151,007)
Purchase accounting adjustments on prior year business acquisitions	(1,285)	239	(542)	(1,588)
Goodwill as of June 30, 2022(1)	$200,667	$282,374	$1,487,017	$1,970,058
__________________________________
(1)    Casinos & Resorts amounts are net of accumulated goodwill impairment charges of $5.4 million.

The change in intangible assets, net for the six months ended June 30, 2022 is as follows (in thousands):

Intangible assets, net as of December 31, 2021	$2,477,952
Additions in current period	85,160
Change in TRA	(6,403)
Effect of foreign exchange	(125,342)
Other	(319)
Less: Amortization	(120,799)
Intangible assets, net as of June 30, 2022	$2,310,249
The Company’s identifiable intangible assets consist of the following:

	Weighted average remaining life (in years)	June 30, 2022
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Naming rights - Sinclair(1)	8.7	$330,988	$(42,497)	$288,491
Trade names	10.6	28,132	(18,175)	9,957
Hard Rock license	25.0	8,000	(1,939)	6,061
Customer relationships	6.2	941,010	(111,275)	829,735
Developed technology	6.7	366,997	(43,780)	323,217
Internally developed software	4.7	50,167	(3,416)	46,751
Gaming licenses	8.5	30,764	(2,670)	28,094
Other	3.4	4,124	(1,461)	2,663
Total amortizable intangible assets		1,760,182	(225,213)	1,534,969

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	528,871	—	528,871
Trade names	Indefinite	245,053	—	245,053
Other	Indefinite	1,356	—	1,356
Total unamortizable intangible assets		775,280	—	775,280
Total intangible assets, net		$2,535,462	$(225,213)	$2,310,249
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
__________________________________
(2)    See note (1) above.

Amortization of intangible assets was approximately $58.7 million and $13.0 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $120.8 million and $14.7 million for the six months ended June 30, 2022 and 2021, respectively.

The following table reflects the remaining amortization expense associated with the finite-lived intangible assets as of June 30, 2022:

(in thousands)
Remaining 2022	$120,799
2023	234,775
2024	231,950
2025	228,097
2026	222,708
Thereafter	496,640
Total	$1,534,969

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		June 30, 2022
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Other current assets	Prepaid expenses and other current assets	$25	$—	$—
Convertible loans	Prepaid expenses and other current assets	5,205	—	—
Convertible loans	Other assets	—	—	2,486
Investments in equity securities	Other assets	2,523	—	—
Total		$7,753	$—	$2,486
Liabilities:
Sinclair Performance Warrants	Naming rights liabilities	$—	$—	$36,153
Contingent consideration	Contingent consideration payable	—	—	8,701
Total		$—	$—	$44,854

		December 31, 2021
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Other current assets	Prepaid expenses and other current assets	$176	$—	$—
Convertible loans	Other assets	5,905	—	2,025
Total		$6,081	$—	$2,025
Liabilities:
Sinclair Performance Warrants	Naming rights liabilities	$—	$—	$69,564
Contingent consideration	Contingent consideration payable	—	—	34,931
Total		$—	$—	$104,495

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities:

(in thousands)	Sinclair Performance Warrants	Contingent Consideration	Convertible Loans	Total
Beginning as of December 31, 2021	$69,564	$34,931	$2,025	$106,520
Additions in the period (acquisition fair value)	—	—	667	667
Reductions in the period	—	(15,862)	—	(15,862)
Change in fair value	(33,411)	(10,368)	(206)	(43,985)
Ending as of June 30, 2022	$36,153	$8,701	$2,486	$47,340

(in thousands)	Sinclair Performance Warrants	Contingent Consideration	Total
Beginning as of December 31, 2020	$88,119	$—	$88,119
Additions in the period (acquisition fair value)	—	58,623	58,623
Change in fair value	6,810	(11,703)	(4,893)
Ending as of June 30, 2021	$94,929	$46,920	$141,849

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The gains (losses) recognized in the condensed consolidated statement of operations for derivatives not designated as hedging instruments during the three and six months ended June 30, 2022 and 2021 are as follows:

	Condensed Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2022	2021	2022	2021
Foreign exchange forward contracts	Other, net	$—	$(14,773)	$—	$(14,773)
Sinclair Performance Warrants	Change in value of naming rights liabilities	$20,032	$19,070	$33,411	$(6,810)
Sinclair Options	Change in value of naming rights liabilities	$—	$—	$—	$(1,526)

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

Investments in equity securities

The Company has a long term investment in an unconsolidated entity which it accounts for under the equity method of accounting. The Company has elected the fair value option allowed by ASC 825, Financial Instruments, with respect to this investment. Under the fair value option, the investment is remeasured at fair value at each reporting period through earnings. The Company measures fair value using quoted prices in active markets that are classified within Level 1 of the hierarchy, with changes to fair value included within “Other, net” of the condensed consolidated statements of operations.

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

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$1,890,506	$1,935,275	$1,897,030	$1,945,000
5.625% Senior Notes due 2029	733,443	534,041	732,660	746,250
5.875% Senior Notes due 2031	732,118	519,693	731,537	754,223

10.    ACCRUED LIABILITIES
As of June 30, 2022 and December 31, 2021, accrued liabilities consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Gaming liabilities	$156,800	$170,508
Compensation	49,935	49,764
Interest payable	35,196	46,292
Other	100,755	134,864
Total accrued liabilities	$342,686	$401,428

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.    ACQUISITION, INTEGRATION AND RESTRUCTURING

The following table reflects acquisition, integration and restructuring expenses the Company recorded during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Acquisition and integration costs:
Gamesys	$800	$7,344	$1,178	$13,571
North America Interactive acquisitions(1)	1,883	834	2,347	3,674
Chicago, Illinois	4,095	—	5,872	—
Other(2)	1,698	10,224	3,561	13,415
Total	8,476	18,402	12,958	30,660
Restructuring expense	1,636	—	2,434	—
Total acquisition, integration and restructuring	$10,112	$18,402	$15,392	$30,660
__________________________________
(1)    Includes costs associated with the acquisition of Bally’s Interactive, SportCaller, MKF, AVP and Telescope, which are included within the North America Interactive segment.
(2)    Includes costs in connection with the development of a casino in Centre County, Pennsylvania, the completed acquisitions of Bally’s Atlantic City, Bally’s Black Hawk, Bally’s Dover, Bally’s Evansville, Bally’s Lake Tahoe, Bally’s Quad Cities and Bally’s Shreveport, the pending acquisition of Tropicana Las Vegas and other transactions.

Restructuring Expense

During the three and six months ended June 30, 2022, the Company incurred restructuring expense of $1.6 million and $2.4 million, respectively, attributable to severance costs incurred. There was no restructuring expense in the three and six months ended June 30, 2021. The following table summarizes the restructuring liability accrual activity by segment during the six months ended June 30, 2022:

(in thousands)	North America Interactive	International Interactive	Total
Restructuring liability as of December 31, 2021	$142	$264	$406
Additions	507	1,927	2,434
Payments	(649)	(2,191)	(2,840)
Restructuring liability as of June 30, 2022	$—	$—	$—

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.    LONG-TERM DEBT

As of June 30, 2022 and December 31, 2021, long-term debt consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Term Loan Facility	$1,935,275	$1,945,000
Revolving Credit Facility	—	85,000
5.625% Senior Notes due 2029	750,000	750,000
5.875% Senior Notes due 2031	750,000	750,000
Less: Unamortized original issue discount	(29,693)	(31,425)
Less: Unamortized deferred financing fees	(49,515)	(52,348)
Long-term debt, including current portion	3,356,067	3,446,227
Less: Current portion of Term Loan and Revolving Credit Facility	(19,450)	(19,450)
Long-term debt, net of discount and deferred financing fees; excluding current portion	$3,336,617	$3,426,777

Senior Notes

On August 20, 2021, two unrestricted subsidiaries (together, the “Escrow Issuers”) of the Company issued $750.0 million aggregate principal amount of 5.625% senior notes due 2029 (the “2029 Notes”) and $750.0 million aggregate principal amount of 5.875% Senior Notes due 2031 (the “2031 Notes” and, together with the 2029 Notes, the “Senior Notes”). The Senior Notes were issued pursuant to an indenture, dated as of August 20, 2021, among the Escrow Issuers and U.S. Bank National Association, as trustee. Certain of the net proceeds from the Senior Notes offering were placed in escrow accounts for use in connection with the Gamesys acquisition. On October 1, 2021, upon the closing of the Gamesys acquisition, the Company assumed the issuer obligation under the Senior Notes. The Senior Notes are guaranteed, jointly and severally, by each of the Company’s restricted subsidiaries that guarantees the Company’s obligations under its Credit Agreement.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. As of June 30, 2022, the Company’s borrowings under the Revolving Credit Facility did not exceed 30% and therefore, financial covenants did not apply.

13.    LEASES

GLPI Master Lease

In connection with the acquisition of Bally’s Evansville, an affiliate of GLPI has agreed to acquire the real estate associated with Bally’s Evansville from the seller for $340.0 million and lease it to the Company under a master lease agreement (the “Master Lease”). GLPI also agreed to acquire the real estate associated with Bally’s Dover for $144.0 million and lease it back to the Company under the Master Lease. The Master Lease with GLPI has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $40.0 million, subject to escalation. The acquisition of Bally’s Evansville and commencement of the Master Lease occurred on June 3, 2021.

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

On April 1, 2022, the Company completed the sale of its Bally’s Quad Cities and Bally’s Black Hawk properties to GLPI for $150.0 million, subsequently leasing the properties back under the above-mentioned Master Lease for combined minimum annual payments of $12.0 million, subject to escalation. During the second quarter of 2022, the Company recorded a net gain of $50.8 million, representing the difference in the transaction price and the derecognition of assets, and recorded lease liabilities and corresponding right of use assets of $82.7 million and $21.8 million, respectively.

All leases under the Master Lease are accounted for as operating leases within the provisions of ASC 842, Leases (“ASC 842”), over the lease term or until a re-assessment event occurs.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The Company had operating lease liabilities of approximately $668.7 million and $531.0 million as of June 30, 2022 and December 31, 2021, respectively, and right of use assets of approximately $642.9 million and $507.8 million as of June 30, 2022 and December 31, 2021, respectively, which were included in the condensed consolidated balance sheets.

Total lease cost under ASC 842 for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating leases:
Operating lease cost	$17,265	$6,363	$32,564	$7,695
Variable lease cost	2,001	780	3,818	918
Operating lease expense	19,266	7,143	36,382	8,613
Short-term lease expense	4,966	1,769	8,703	2,823
Total lease expense	$24,232	$8,912	$45,085	$11,436

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplemental cash flow and other information for the three and six months ended June 30, 2022 and 2021, related to operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$15,820	$5,328	$29,007	$6,137
Right of use assets obtained in exchange for operating lease liabilities	$148,759	$126,235	$150,122	$126,623

	June 30, 2022	December 31, 2021
Weighted average remaining lease term	14.4 years	15.3 years
Weighted average discount rate	6.5%	6.1%

As of June 30, 2022, future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)	June 30, 2022
Remaining 2022	$36,238
2023	68,298
2024	72,251
2025	75,663
2026	74,797
Thereafter	722,172
Total	1,049,419
Less: present value discount	(380,717)
Operating lease liabilities	$668,702

Future operating lease payments as shown above include $87.7 million related to extension options that are reasonably certain of being exercised.

The Company also has leasing arrangements with third-party lessees at its properties. Leasing arrangements for which the Company acts as a lessor are not deemed material as of June 30, 2022 and December 31, 2021.

14.    EQUITY PLANS

Equity Incentive Plans

The Company has three equity incentive plans: the 2010 BLB Worldwide Holdings, Inc. Stock Option Plan (the “2010 Option Plan”), the 2015 Stock Incentive Plan (“2015 Incentive Plan”) and the Bally’s Corporation 2021 Equity Incentive Plan (“2021 Incentive Plan”), collectively (the “Equity Incentive Plans”).

The 2010 Option Plan provided for options to acquire 2,455,368 shares of the Company’s common stock. Options granted to employees, officers and directors of the Company under the 2010 Option Plan vested on various schedules by individual as defined in the individual participants’ option agreements. Vested options can generally be exercised all or in part at any time until the tenth anniversary of the date of grant. Effective December 9, 2015, it was determined that no new awards would be granted under the 2010 Option Plan. During the three months ended March 31, 2022, there were 20,000 options exercised at a weighted average exercise price of $4.31 per share and an aggregate intrinsic value of $0.1 million. As of June 30, 2022, there were no unexercised options outstanding.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The 2015 Incentive Plan provided for the grant of stock options, time-based restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”) and other awards (collectively, “restricted awards”) (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 2015 Incentive Plan authorized for the issuance of up to 1,700,000 shares of the Company’s common stock pursuant to grants of awards made under the plan. Effective May 18, 2021, no new awards were granted under the 2015 Incentive Plan as a result of the new 2021 Incentive Plan being approved at the Company’s 2021 Annual Shareholder Meeting. The 2021 Incentive Plan provides for the grant of stock options, RSAs, RSUs, PSUs and other awards (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 4,250,000 shares of the Company’s common stock, decreased by the number of shares subject to awards granted under the 2015 Incentive Plan between December 31, 2020 and May 18, 2021, or 221,464 shares, plus any shares subject to awards granted under the 2021 Incentive Plan or the 2015 Incentive Plan that are added back to the share pool under the 2021 Incentive Plan pursuant to the plan’s share counting rules, are authorized for issuance under the 2021 Incentive Plan. During the six months ended June 30, 2022, the Company granted 356,709 restricted awards with an aggregate intrinsic value of $12.0 million under the 2021 Incentive Plan. As of June 30, 2022, 3,305,029 shares remain available for grant under the 2021 Incentive Plan, which includes shares added back to the share pool based on share counting rules. There were 1,002,043 restricted awards outstanding as of June 30, 2022.

Share-Based Compensation

The Company recognized total share-based compensation expense of $6.3 million and $11.4 million for the three and six months ended June 30, 2022, respectively, and $3.9 million and $8.4 million for the three and six months ended June 30, 2021, respectively. The total income tax benefit for share-based compensation arrangements was $1.7 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and $2.9 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively.

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

Dover Downs Defined Benefit Pension Plan

The net periodic benefit (income) cost and other changes in plan assets and benefit obligations, excluding service cost, is set forth in the table below for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Service cost	$—	$—	$—	$—
Interest cost	202	224	404	448
Expected return on plan assets	(443)	(357)	(886)	(714)
Net periodic benefit income	$(241)	$(133)	$(482)	$(266)

Contributions

There is no minimum pension contribution required to be made to the Dover Downs Pension Plan under the Employee Retirement Income Security Act of 1974, as amended in 2021, for the year ended December 31, 2022. The Company does not expect to contribute in 2022. There were no contributions made to the Dover Downs Pension Plan during the three and six months ended June 30, 2022, and $0.2 million in contributions made to the Dover Downs Pension Plan during the three and six months ended June 30, 2021.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Defined Contribution Plans

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its US non-union employees and certain union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. Gamesys also operates defined contribution retirement benefit plans for their UK, US, Toronto, Isle of Man and Gibraltar offices. Eligible employees are allowed to contribute between 3-5% of their base salary to the various plans and the Company matches all employee contributions. Total employer contribution expense was $1.9 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $3.9 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively.

16.    STOCKHOLDERS’ EQUITY

Capital Return Program and Quarterly Cash Dividend

The Company had $334.6 million available for use under its previously announced capital return program, as of June 30, 2022. As described under Note 20 “Subsequent Events”, on July 27, 2022, the Company completed a modified Dutch auction tender offer (the “and repurchased 4.7 million shares of its common stock for cash at a price of $22.00 per share for an aggregate purchase price of $103.3 million. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases.

Total share repurchase activity during the six months ended June 30, 2022 was as follows:

(in thousands, except share and per share data)	Six Months Ended June 30, 2022
Number of common shares repurchased	350,616
Total cost	$13,288
Average cost per share, including commissions	$37.90
__________________________________
There was no share repurchase activity during the three months ended June 30, 2022 and the three and six months ended June 30, 2021.

The Company retired 1,146,194 shares of its common stock held in treasury during the three months ended March 31, 2022. There were no shares retired during the three months ended June 30, 2022. The Company retired 2,089,226 shares of its common stock held in treasury during the three and six months ended June 30, 2021. The shares were returned to the status of authorized but unissued shares. As of June 30, 2022, there were no shares remaining in treasury.

There were no cash dividends paid during the six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, $334.6 million and $347.9 million, respectively, remained available for use under the above-mentioned capital return program.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Changes to Authorized Shares

On May 18, 2021, following receipt of required shareholder approvals, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million to 200 million, and authorize the issuance of up to 10 million shares of preferred stock. As of June 30, 2022 and December 31, 2021, no shares of preferred stock have been issued.

Shares Outstanding

As of June 30, 2022, the Company had 52,577,251 common shares issued and outstanding. The Company issued warrants, options and other contingent consideration in acquisitions and strategic partnerships that are expected to result in the issuance of common shares in future periods resulting from the exercise of warrants and options or the achievement of certain performance targets. These incremental shares as of June 30, 2022 are summarized below:

Sinclair Penny Warrants (Note 2)	7,911,724
Sinclair Performance Warrants (Note 2)	3,279,337
Sinclair Options(1) (Note 2)	1,639,669
MKF penny warrants (Note 5)	34,455
MKF contingent shares (Note 5)	393,779
Telescope contingent shares (Note 5)	75,678
SportCaller contingent shares(2) (Note 5)	344,620
Outstanding awards under Equity Incentive Plans (Note 14)	1,002,043
14,681,305
__________________________________
(1)    Consists of four equal tranches to purchase shares with exercise prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing of the Sinclair Agreement.
(2)    The contingent consideration related to the SportCaller acquisition is 6.5M EUR as of June 30, 2022, payable in shares subject to certain post-acquisition earn-out targets and based on share price at time of payment. For purposes of this estimate, the Company used the EUR>US Dollar conversion rate of 1.0487 as of June 30, 2022 and the closing share price of Company common shares of $19.78 per share to calculate the shares expected to be issued if earn-out targets are met.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reflect the changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2022 and 2021, respectively:

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2021	$(68,731)	$(976)	$(69,707)
Current period other comprehensive loss	(270,355)	—	(270,355)
Accumulated other comprehensive loss at June 30, 2022	$(339,086)	$(976)	$(340,062)

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2020	$—	$(3,144)	$(3,144)
Current period other comprehensive loss	(633)	—	(633)
Reclassification adjustment to net earnings	—	81	81
Accumulated other comprehensive loss at June 30, 2021	$(633)	$(3,063)	$(3,696)

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

The Company’s three reportable segments as of June 30, 2022 are:

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

International Interactive - Gamesys’ European and Asian operations.

The Company is currently evaluating the impact of its pending acquisition of Tropicana Las Vegas and the development of a casino in Centre City, Pennsylvania on its operating and reportable segments; however, it is expected that they will be included within the Casinos & Resorts segment.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of June 30, 2022, the Company’s operations were predominately in the US, Europe and Asia with a less substantive footprint in other countries world-wide. For geographical reporting purposes, revenue generated outside of the US has been aggregated into the International Interactive reporting segment, and consists primarily of revenue from the UK and Japan. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

The Company utilizes Adjusted EBITDA (defined below) as a measure of its performance. Management believes Adjusted EBITDA is representative of its ongoing business operations including its ability to service debt and to fund capital expenditures, acquisitions and operations, in addition to it being a commonly used measure of performance in the gaming industry and used by industry analysts to evaluate operations and operating performance.

The following tables set forth certain operating data for the Company’s three reportable segments. The Other category is included in the following tables in order to reconcile the segment information to the Company’s condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue
Casinos & Resorts	$299,875	$262,188	$579,845	$451,621
North America Interactive	18,050	5,545	33,277	8,378
International Interactive	234,571	—	487,645	—
Total	$552,496	$267,733	$1,100,767	$459,999

Adjusted EBITDA(1)
Casinos & Resorts	$88,001	$91,806	$161,791	$149,426
North America Interactive	(16,961)	93	(36,286)	1,490
International Interactive	82,612	—	155,939	—
Other	(12,428)	(9,074)	(25,267)	(16,219)
Total	141,224	82,825	256,177	134,697

Operating income (expense)
Depreciation and amortization	(74,773)	(25,717)	(153,654)	(38,503)
Acquisition, integration and restructuring	(10,112)	(18,402)	(15,392)	(30,660)
Share-based compensation	(6,322)	(3,901)	(11,417)	(8,384)
Gain on sale-leaseback	50,766	53,425	50,766	53,425
Other	(15,464)	(7,698)	(18,641)	(569)
Income from operations	85,319	80,532	107,839	110,006
Other income (expense)
Interest expense, net of interest income	(45,828)	(21,299)	(91,513)	(41,573)
Other	25,444	36,690	44,923	11,955
Total other income (expense), net	(20,384)	15,391	(46,590)	(29,618)
Income before income taxes	64,935	95,923	61,249	80,388
(Provision) benefit for income taxes	(5,434)	(26,981)	141	(22,151)
Net income	$59,501	$68,942	$61,390	$58,237
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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Capital Expenditures
Casinos & Resorts	$55,808	$19,659	$104,381	$34,530
North America Interactive	291	183	466	251
International Interactive	5,426	—	11,108	—
Other	40	616	126	1,004
Total	$61,565	$20,458	$116,081	$35,785

(in thousands)	June 30, 2022	December 31, 2021
Total Assets
Casinos & Resorts	$2,615,281	$2,437,249
North America Interactive	576,256	528,634
International Interactive	3,209,863	3,429,725
Other	(165,407)	157,609
Total	$6,235,993	$6,553,217

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income	$59,501	$68,942	$61,390	$58,237

Weighted average shares outstanding - basic	60,506	48,156	60,263	42,038
Weighted average effect of dilutive securities	35	946	69	336
Weighted average shares outstanding - diluted	60,541	49,102	60,332	42,374

Basic earnings per share	$0.98	$1.43	$1.02	$1.39
Diluted earnings per share	$0.98	$1.40	$1.02	$1.37
There were 5,429,361 and 5,247,131 share-based awards that were considered anti-dilutive for the three and six months ended June 30, 2022, respectively. There were 3,288,603 and 3,279,337 share-based awards that were considered anti-dilutive for the three and six months ended June 30, 2021, respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On November 18, 2020, the Company issued Penny Warrants, Performance Warrants, and Options which participate in dividends with the Company’s common stock subject to certain contingencies. In the period in which the contingencies are met, those instruments are participating securities to which income will be allocated using the two-class method. The warrants and Options do not participate in net losses. The Penny Warrants were considered exercisable for little to no consideration and are therefore, included in basic shares outstanding at their issuance date. For the three and six months ended June 30, 2022 and 2021, the shares underlying the performance warrants were anti-dilutive as certain contingencies were not met. Refer to Note 2 “Significant Accounting Policies” for further information regarding the Sinclair Agreement.

20.    SUBSEQUENT EVENTS

On July 27, 2022, the Company completed a modified Dutch auction tender offer and repurchased 4.7 million shares of its common stock for cash at a price of $22.00 per share for an aggregate purchase price of $103.3 million. The Offer was funded with cash on hand and through borrowings on the Company’s revolving credit facility. Shares repurchased will be included in treasury stock.

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
•restrictions and limitations in agreements to which we are subject, including our debt; and
•other risks identified in Part I. Item 1A. “Risk Factors” of Bally’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 1, 2022 and other filings with the SEC.

The foregoing list of important factors is not exclusive and does not include matters like changes in general economic conditions that affect substantially all gaming businesses.

You should not place undue reliance on our forward-looking statements.

Overview

We are a global gaming, hospitality and entertainment company with a portfolio of casinos and resorts and online gaming businesses. We provide our customers with physical and interactive entertainment and gaming experiences, including traditional casino offerings, iCasino, online bingo games, sportsbook, daily fantasy sports (“DFS”) and free-to-play (“F2P”) games.

As of June 30, 2022, we own and manage 14 land-based casinos and one horse racetrack in ten states across the United States (“US”) operating under Bally’s brand. Our land-based casino operations include approximately 14,300 slot machines, 500 table games and 3,900 hotel rooms, along with various restaurants, entertainment venues and other amenities. Certain of our properties are leased under a master lease agreement with Gaming and Leisure Properties, Inc. (“GLPI”), a publicly traded gaming-focused real estate investment trust (“REIT”). With our acquisition of London-based Gamesys Group Ltd. (“Gamesys”) on October 1, 2021, we expanded our geographical and product footprints to include an iGaming business with well-known brands providing iCasino and online bingo experiences to our global online customer base with concentrations in Europe and Asia and a growing presence in North America. Our iCasino and online bingo platforms and games content, sportsbook and F2P games are provided on a business-to-business (“B2B”) as well as a business-to-consumer (“B2C”) basis. Our revenues are primarily generated by these gaming and entertainment offerings. We own and operate our proprietary software and technology stack designed to allow us to provide consumers differentiated offerings and exclusive content.

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

In 2021, we acquired three casino and resort properties - Bally’s Lake Tahoe, Bally’s Evansville and Bally’s Quad Cities. We also agreed to purchase Tropicana Las Vegas in Las Vegas, Nevada and announced plans to construct a land-based casino in Centre County, Pennsylvania, adding to our land-based casino presence. With the pending acquisition of Tropicana Las Vegas and the completion of construction in both Centre County, Pennsylvania and Chicago, Illinois, we will own and manage 17 land-based casinos across 11 states.

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

We believe that Gamesys’ proven technology platform will foster our continued buildout of our interactive offerings in North America, including real-money gaming options in online sports betting and iGaming. Additionally, unifying Bally’s and Gamesys’ player databases and technologies provides us with one of the largest portfolios of omni-channel cross-selling opportunities, consisting of land-based gaming, online sports betting, iCasino, poker, bingo, daily fantasy sports and free-to-play games. We believe that these offerings, coupled with our media partnership with Sinclair Broadcast Group, position the Company to capitalize on significant growth opportunities in the rapidly expanding US online entertainment and sports betting markets.

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

COVID-19 Pandemic

The COVID-19 pandemic significantly impacted, and could continue to impact, our business in a material manner. Currently, all of our properties are open and operating with minimal restrictions. The pandemic and its consequences dramatically reduced travel and demand for hotel rooms and other casino resort amenities, which had a negative impact on our results. While many restrictions have been relaxed at this point, there is no assurance that a resurgence of future COVID-19 variants will not cause disruption to our business, including the closure of our facilities. In addition, future demand for gaming activities may be negatively impacted by the adverse changes in the perceived or actual economic climate due to the impact of the COVID-19 pandemic. Our business could also be impacted if the disruptions from the COVID-19 pandemic impact construction projects, including our projects in Centre County, Pennsylvania and Chicago, Illinois, described above.

Key Performance Indicators

The main key performance indicator used in managing our business is Adjusted EBITDA. Adjusted EBITDA is defined as earnings for the Company, or where noted its reporting segments, before, in each case, interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating income, acquisition, integration and restructuring expense, share-based compensation, and certain other gains or losses as well as, when presented for our reporting segments, an adjustment related to the allocation of corporate cost among segments.

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

Adjusted EBITDAR is used outside of our financial statements solely as a valuation metric. Adjusted EBITDAR is defined as Adjusted EBITDA (as defined above) for our Casinos & Resorts segment plus rent expense associated with triple net operating leases. Management believes Adjusted EBITDAR is an additional metric traditionally used by analysts in valuing gaming companies subject to triple net leases since it eliminates the effects of variability in leasing methods and capital structures. This metric is included as supplemental disclosure because (i) we believe Adjusted EBITDAR is traditionally used by gaming operator analysts and investors to determine the equity value of gaming operators and (ii) Adjusted EBITDAR is one of the metrics used by other financial analysts in valuing our business. We believe Adjusted EBITDAR is useful for equity valuation purposes because (i) its calculation isolates the effects of financing real estate, and (ii) using a multiple of Adjusted EBITDAR to calculate enterprise value allows for an adjustment to the balance sheet to recognize estimated liabilities arising from operating leases related to real estate.

Adjusted EBITDA and Adjusted EBITDAR should not be construed as an alternative to GAAP net income, the most directly comparable GAAP measure, as an indicator of our performance. In addition, Adjusted EBITDA and Adjusted EBITDAR as used by us may not be defined in the same manner as other companies in our industry, and, as a result, may not be comparable to similarly titled non-GAAP financial measures of other companies. Adjusted EBITDAR should not be viewed as a measure of overall operating performance or considered in isolation or as an alternative to net income because it excludes the rent expense associated with our triple net operating leases with GLPI and the lease for real estate and land underlying the operations of the Bally’s Lake Tahoe property.

Second Quarter and First Six Months 2022 Results

We reported revenue and income from operations of $552.5 million and $85.3 million, respectively, for the three months ended June 30, 2022, compared to revenue and income from operations of $267.7 million and $80.5 million, respectively, for the same period last year. We reported revenue and income from operations of $1.10 billion and $107.8 million, respectively, for the six months ended June 30, 2022, compared to revenue and income from operations of $460.0 million and $110.0 million, respectively, for the same period last year. Our properties are at full capacity and are operating under minimal restrictions and we have seen an increase in consumer confidence, which contributed to such increases. In addition, the increases include incremental revenues and income from our recent acquisitions.

Results of Operations

The following table presents, for the periods indicated, certain revenue and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Total revenue	$552.5	$267.7	$1,100.8	$460.0
Income from operations	85.3	80.5	107.8	110.0
Net income	59.5	68.9	61.4	58.2

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenue	100.0%	100.0%	100.0%	100.0%
Gaming, hotel, food and beverage, retail, entertainment and other expenses	45.3%	33.6%	46.4%	34.0%
Advertising, general and administrative	32.9%	37.8%	33.0%	39.5%
Goodwill and asset impairment	—%	1.7%	—%	1.0%
Gain on sale-leaseback, net	(9.2)%	(20.0)%	(4.6)%	(11.6)%
Other operating costs and expenses	2.0%	7.1%	1.5%	4.8%
Depreciation and amortization	13.5%	9.6%	14.0%	8.4%
Total operating costs and expenses	84.6%	69.9%	90.2%	76.1%
Income from operations	15.4%	30.1%	9.8%	23.9%
Other income (expense)
Interest income	—%	0.2%	—%	0.2%
Interest expense, net of amounts capitalized	(8.3)%	(8.2)%	(8.3)%	(9.3)%
Change in value of naming rights liabilities	3.6%	7.1%	3.0%	(1.8)%
Gain on bargain purchases	—%	9.0%	—%	5.2%
Other, net	1.0%	(2.4)%	1.1%	(0.8)%
Total other income (expense), net	(3.7)%	5.7%	(4.2)%	(6.4)%
Income before income taxes	11.8%	35.8%	5.6%	17.5%
Provision for income taxes	1.0%	10.1%	0.0%	4.8%
Net income	10.8%	25.8%	5.6%	12.7%
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

The following table sets forth certain financial information associated with results of operations for the three and six months ended June 30, 2022 and 2021. Non-gaming revenue includes hotel, food and beverage and retail, entertainment and other revenue. Non-gaming expenses include hotel, food and beverage and retail, entertainment and other expenses. All amounts are before any allocation of corporate costs.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	2022	2021	$ Change
Revenue:
Gaming
Casinos & Resorts	$225,716	$206,699	$19,017	$443,521	$361,128	$82,393
North America Interactive	7,868	791	7,077	14,513	1,640	12,873
International Interactive	221,504	—	221,504	460,756	—	460,756
Total Gaming revenue	455,088	207,490	247,598	918,790	362,768	556,022
Non-gaming
Casinos & Resorts	74,159	55,489	18,670	136,324	90,493	45,831
North America Interactive	10,182	4,754	5,428	18,764	6,738	12,026
International Interactive	13,067	—	13,067	26,889	—	26,889
Total Non-gaming revenue	97,408	60,243	37,165	181,977	97,231	84,746
Total revenue	$552,496	$267,733	$284,763	$1,100,767	$459,999	$640,768
Operating costs and expenses:
Gaming
Casinos & Resorts	$78,714	$63,195	$15,519	$155,095	$110,145	$44,950
North America Interactive	14,472	155	14,317	21,801	459	21,342
International Interactive	110,865	—	110,865	246,367	—	246,367
Total Gaming expenses	204,051	63,350	140,701	423,263	110,604	312,659
Non-gaming
Casinos & Resorts	34,615	26,178	8,437	64,663	44,819	19,844
North America Interactive	3,028	353	2,675	4,346	867	3,479
International Interactive	8,741	—	8,741	18,012	—	18,012
Total Non-gaming expenses	46,384	26,531	19,853	87,021	45,686	41,335
Advertising, general and administrative
Casinos & Resorts	103,412	79,996	23,416	203,163	145,644	57,519
North America Interactive	24,311	4,944	19,367	51,066	5,562	45,504
International Interactive	32,353	—	32,353	67,327	—	67,327
Other	21,631	16,271	5,360	41,767	30,504	11,263
Total Advertising, general and administrative	$181,707	$101,211	$80,496	$363,323	$181,710	$181,613
Margins:
Gaming expenses as a percentage of Gaming revenue	45%	31%		46%	30%
Non-gaming expenses as a percentage of Non-gaming revenue	48%	44%		48%	47%
Advertising, general and administrative as a percentage of Total revenue	33%	38%		33%	40%

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

Total revenue

Total revenue for the three and six months ended June 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Gaming	$455,088	$207,490	$247,598	119.3%	$918,790	$362,768	$556,022	153.3%
Hotel	33,929	22,315	11,614	52.0%	60,864	35,374	25,490	72.1%
Food and beverage	27,435	23,382	4,053	17.3%	51,423	38,882	12,541	32.3%
Retail, entertainment and other	36,044	14,546	21,498	147.8%	69,690	22,975	46,715	203.3%
Total revenue	$552,496	$267,733	$284,763	106.4%	$1,100,767	$459,999	$640,768	139.3%

Revenue for the three months ended June 30, 2022 increased 106.4%, or $284.8 million, to $552.5 million, from $267.7 million in the same period last year. Revenue for the six months ended June 30, 2022 increased 139.3%, or $640.8 million, to $1.10 billion, from $460.0 million in the same period last year. We saw gaming, hotel, food and beverage, and retail, entertainment and other revenues grow, as we were able to operate with less restrictions across our properties compared to the prior year periods resulting from developments in the COVID-19 pandemic and an increase in consumer confidence.

Incremental revenues from our acquisitions that closed in 2021, which included Bally’s Evansville, Bally’s Lake Tahoe, Bally’s Quad Cities, Gamesys, and several of the North America Interactive acquisitions (collectively, the “2021 Acquisitions”), drove the increase in revenue year over year, contributing $281.8 million and $613.1 million to total revenue in the three and six months ended June 30, 2022, respectively. Refer to Note 5 “Acquisitions” for further information on our recent acquisitions.

Operating costs and expenses

In the three months ended June 30, 2022, we recorded total operating costs and expenses of $467.2 million, up $280.0 million, or 149.6%, from $187.2 million in the same period last year. Total operating costs and expenses for the six months ended June 30, 2022 increased $642.9 million, or 183.7%, to $992.9 million, from $350.0 million in the same period last year.

The change in total operating costs and expenses was driven by fluctuations in our gaming and non-gaming expenses, advertising general and administrative costs, acquisition, integration and restructuring expenses and other operating costs and expenses, each described below. We expect our total operating costs and expenses to continue to increase in 2022 as compared to 2021 as a result of the inclusion of our recent acquisitions, most notably, Gamesys.

Gaming and non-gaming expenses

Gaming and racing expenses for the three months ended June 30, 2022 increased $140.7 million, or 222.1%, to $204.1 million from $63.4 million in the prior year comparable period and increased $312.7 million, or 282.7%, to $423.3 million for the six months ended June 30, 2022 from $110.6 million in the prior year comparable period. These increases were primarily attributable to the inclusion of expenses from our 2021 Acquisitions which contributed, in the aggregate, $137.1 million and $299.6 million, during the three and six months ended June 30, 2022, respectively.

Non-gaming expenses for the three months ended June 30, 2022 increased $19.9 million, or 74.8%, to $46.4 million from $26.5 million in the same period last year. Non-gaming expenses for the six months ended June 30, 2022 increased $41.3 million, or 90.5%, to $87.0 million from $45.7 million in the same period last year. These increases were primarily attributable to the inclusion of expenses from our 2021 Acquisitions which contributed, in the aggregate, $14.5 million and $32.9 million, during the three and six months ended June 30, 2022, respectively.

Advertising, general and administrative

Advertising, general and administrative expenses for the three months ended June 30, 2022 increased $80.5 million, or 79.5%, to $181.7 million from $101.2 million in the same period last year. Advertising, general and administrative expenses for the six months ended June 30, 2022 increased $181.6 million, or 99.9%, to $363.3 million from $181.7 million in the same period last year. These increases were primarily attributable to the inclusion of expenses from our 2021 Acquisitions which contributed, in the aggregate, $69.1 million and $155.0 million, during the three and six months ended June 30, 2022, respectively.

Acquisition, integration and restructuring expense

We incurred $10.1 million and $15.4 million of acquisition, integration and restructuring expenses during the three and six months ended June 30, 2022, respectively, compared to $18.4 million and $30.7 million in the prior year three and six month periods, respectively. This decrease in expense for the current year was driven mainly by costs incurred for the acquisition of Gamesys in the prior year, $7.3 million and $13.6 million for the second quarter and first half of 2021, respectively. Refer to Note 11 “Acquisition, Integration and Restructuring” for further information.

Other operating (income), costs and expenses

During the three and six months ended June 30, 2021, the Company recorded Gain from insurance recoveries, net of losses of $0.6 million and $11.3 million, respectively, primarily attributable to insurance proceeds received due to the effects of Hurricane Zeta which made landfall in Louisiana shutting down our Hard Rock Biloxi property for three days during the fourth quarter of 2020. Additionally, the Company recorded rebranding expenses of $0.2 million and $0.4 million during the three months ended June 30, 2022 and 2021, respectively, and $0.5 million and $1.3 million during the six months ended June 30, 2022 and 2021, respectively. During the second quarter of 2022, we sold our Bally’s Black Hawk and Bally’s Quad Cities properties to GLPI and recorded a gain on sale-leaseback of $50.8 million. During the second quarter of 2021, we sold our Dover Downs property to GLPI and recorded a gain on sale-leaseback of $53.4 million and we also recorded asset impairment charges of $4.7 million related to the Dover Downs and Bally’s Black Hawk tradenames in connection with our rebranding.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2022 was $74.8 million, an increase of $49.1 million, and $153.7 million for the six months ended June 30, 2022, an increase of $115.2 million, each compared to the same period last year. The increase in depreciation and amortization is attributable to the inclusion of our 2021 acquisitions, most notably amortization expense from our Gamesys business, which contributed an aggregate of $44.3 million and $90.4 million in the three and six months ended June 30, 2022, respectively.

Income from operations

Income from operations was $85.3 million for the three months ended June 30, 2022, compared to $80.5 million in the comparable period in 2021. Income from operations was $107.8 million for the six months ended June 30, 2022 compared to $110.0 million in 2021. These changes year-over-year were driven by revenue growth resulting from a return in visitation to our properties as COVID-19 restrictions were lifted coupled with a benefit from our 2021 Acquisitions, offset by increased operating expenses.

Other income (expense)

Total other expense for the three months ended June 30, 2022 was $20.4 million, compared to other income of $15.4 million in the same period last year. This change was driven mainly by the bargain purchase gains of $24.1 million recorded in the second quarter of 2021 related to the acquisitions of Bally’s Lake Tahoe and Bally’s Evansville.

Total other expense for the six months ended June 30, 2022 increased $17.0 million to $46.6 million compared to $29.6 million in the same period last year. During the first six months of 2022, in addition to the bargain purchase gains described above, there was an increase in interest expense of $49.2 million due to increased borrowings and higher interest rates year-over-year, offset by the increase in income recorded of $41.7 million for the change in fair value of the naming rights liability associated with our contracts with Sinclair.

Provision (benefit) for income taxes

Provision for income taxes for the three months ended June 30, 2022 was $5.4 million compared to $27.0 million for the three months ended June 30, 2021. The effective tax rate for the quarter was 8.4% compared to 28.1% for the three months ended June 30, 2021. The benefit for income taxes for the six months ended June 30, 2022 was $0.1 million compared to a provision of $22.2 million for the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 was (0.2)% compared to 27.6% for the six months ended June 30, 2021. The decrease in the year to date provision for income taxes in 2022 is largely due to a tax benefit recorded in foreign jurisdictions during the quarter offset by discrete tax items related to gain on sale leaseback transactions.

Net income (loss) and earnings per share

Net income for the three months ended June 30, 2022 was $59.5 million, or $0.98 per diluted share, a decrease of $9.4 million, or 13.7%, from net income of $68.9 million, or $1.40 per diluted share, in the same period last year. As a percentage of revenue, net income decreased from 25.8% for the three months ended June 30, 2021 to 10.8% for the three months ended June 30, 2022.

Net income for the six months ended June 30, 2022 was $61.4 million, an increase of $3.2 million, or 5.4%, from $58.2 million, or $1.37 per diluted share, in the same period last year. As a percentage of revenue, net income increased to 5.6% for the six months ended June 30, 2022 from 12.7% for the six months ended June 30, 2021.

These changes were impacted by the factors noted above.

Adjusted EBITDA and Adjusted EBITDAR by Segment

Consolidated Adjusted EBITDA was $141.2 million for the three months ended June 30, 2022, up $58.4 million, or 70.5%, from $82.8 million in the same period last year. Consolidated Adjusted EBITDA was $256.2 million for the six months ended June 30, 2022, up $121.5 million, or 90.2%, from $134.7 million in the same period last year.

Adjusted EBITDA for the Casinos & Resorts segment for the three months ended June 30, 2022 decreased $3.8 million, or 4.1%, to $88.0 million and increased $12.4 million, or 8.3%, to $161.8 million for the six months ended June 30, 2022, each compared to the same prior year periods. Casinos & Resorts Adjusted EBITDAR was $99.5 million and $184.7 million in the three and six months ended June 30, 2022, respectively, which further adjusts Adjusted EBITDA for rent expense associated with our operating leases, as defined below. There was no such rent expense in the prior year period.

Adjusted EBITDA for the North America Interactive segment for the three months ended June 30, 2022 decreased $17.1 million to $(17.0) million and decreased $37.8 million to $(36.3) million for the six months ended June 30, 2022, each compared to the same prior year periods, mainly due to increased operating costs.

Adjusted EBITDA for the International Interactive segment for the three and six months ended June 30, 2022 was $82.6 million and $155.9 million, respectively, directly attributable to our acquisition of Gamesys on October 1, 2021.

The following tables reconcile Adjusted EBITDA and Casinos & Resorts Adjusted EBITDAR, non-GAAP measures, to net income, as derived from our financial statements (in thousands):

	Three Months Ended June 30, 2022
	Casinos & Resorts	North America Interactive	International Interactive	Other	Total
Net income (loss)	$70,775	$(24,766)	$42,504	$(29,012)	$59,501
Interest expense, net of interest income	(10)	(1)	(130)	45,969	45,828
Provision (benefit) for income taxes	27,229	(5,758)	(5,399)	(10,638)	5,434
Depreciation and amortization	14,757	7,273	44,311	8,432	74,773
Non-operating (income) expense (1)	—	(1,541)	435	(24,338)	(25,444)
Acquisition, integration and restructuring	—	487	884	8,741	10,112
Strategic initiatives(2)	3,018	—	—	2,390	5,408
Launch costs(3)	—	6,800	—	282	7,082
Share-based compensation	—	—	—	6,322	6,322
Gain on sale-leaseback, net	(50,766)	—	—	—	(50,766)
Other, net (4)	2,580	—	—	394	2,974
Allocation of corporate costs	20,418	545	7	(20,970)	—
Adjusted EBITDA	$88,001	$(16,961)	$82,612	$(12,428)	$141,224
Rent expense associated with triple net operating leases(5)	11,471
Adjusted EBITDAR	$99,472
__________________________________
(1)    Non-operating (income) expense for the applicable periods include: (i) change in value of naming rights liabilities, (ii) gain (adjustment) on bargain purchases, and (iii) other (income) expense, net.
(2)    Includes costs incurred to address the Standard General takeover bid, the recent tender offer process and rent expense related to Bally's Black Hawk and Quad Cities properties, as the Company recently entered into sale lease-back transactions associated with these properties to finance the pending Tropicana Las Vegas property acquisition.
(3)    Includes upfront and ramp up costs related to the launch of interactive businesses in new jurisdictions prior to full operational commencement.
(4)    Other includes the following items: (i) non-routine legal expenses, net of recoveries for matters outside the normal course of business ($2.0 million), and (ii) and other individually de minimis expenses.
(5)    Rent expense associated with triple net leases for our Bally’s Lake Tahoe, Bally’s Evansville and Bally’s Dover properties.

	Three Months Ended June 30, 2021
	Casinos & Resorts	North America Interactive	Other	Total
Net income (loss)	$79,644	$(3,230)	$(7,472)	$68,942
Interest expense, net of interest income	8	(2)	21,293	21,299
Provision (benefit) for income taxes	29,504	(513)	(2,010)	26,981
Depreciation and amortization	13,453	3,385	8,879	25,717
Non-operating (income) expense(1)	—	17	(36,707)	(36,690)
Acquisition, integration and restructuring	—	—	18,402	18,402
Strategic initiatives(2)	—	—	56	56
Launch costs(3)	—	—	954	954
Share-based compensation	—	—	3,901	3,901
Gain on sale-leaseback	(53,425)	—	—	(53,425)
Other(4)	4,018	—	2,670	6,688
Allocation of corporate costs	18,604	436	(19,040)	—
Adjusted EBITDA	$91,806	$93	$(9,074)	$82,825
__________________________________
(1)    Non-operating income (expense) includes: (i) change in value of naming rights liabilities, (ii) gain on bargain purchases and (iii) other, net.
(2)    Includes costs incurred related to the amended credit agreement.
(3)    Includes upfront and ramp up costs related to the launch of interactive businesses in new jurisdictions prior to full operational commencement.
(4)    Other includes the following items: (i) asset impairment charges of $4.7 million related to the Dover Downs and Bally’s Black Hawk tradenames in connection with our rebranding, (ii) $2.0 million of professional fees and other costs incurred to establish the partnership with Sinclair and acquire Bally Interactive, (iii) storm related gains of $0.6 million related to insurance recoveries received due to the effects of Hurricane Zeta on the Company’s Hard Rock Biloxi property, (iv) rebranding expenses of $0.4 million in connection with Bally’s corporate name change, and (v) other individually de minimis expenses.

	Six Months Ended June 30, 2022
	Casinos & Resorts	North America Interactive	International Interactive	Other	Total
Net income (loss)	$98,798	$(50,139)	$71,312	$(58,581)	$61,390
Interest expense, net of interest income	(6)	(3)	36	91,486	91,513
Provision (benefit) for income taxes	36,457	(8,642)	(8,566)	(19,390)	(141)
Depreciation and amortization	30,110	16,247	90,375	16,922	153,654
Non-operating (income) expense(1)	—	(3,136)	1,550	(43,337)	(44,923)
Acquisition, integration and restructuring	—	776	1,225	13,391	15,392
Strategic initiatives(2)	3,018	—	—	3,133	6,151
Launch costs(3)	—	7,650	—	535	8,185
Share-based compensation	—	—	—	11,417	11,417
Gain on sale-leaseback	(50,766)	—	—	—	(50,766)
Other(4)	2,416	—	—	1,889	4,305
Allocation of corporate costs	41,764	961	7	(42,732)	—
Adjusted EBITDA	$161,791	$(36,286)	$155,939	$(25,267)	$256,177
Rent expense associated with triple net operating leases (5)	22,882
Adjusted EBITDAR	$184,673
__________________________________
(1)    Non-operating (income) expense for the applicable periods include: (i) change in value of naming rights liabilities, (ii) gain (adjustment) on bargain purchases, and (iii) other (income) expense, net.
(2)Includes costs incurred to address the Standard General takeover bid, the recent tender offer process and rent expense related to Bally's Black Hawk and Quad Cities properties, as the Company recently entered into sale lease-back transactions associated with these properties to finance the pending Tropicana Las Vegas property acquisition.
(3)    Includes upfront and ramp up costs related to the launch of interactive businesses in new jurisdictions prior to full operational commencement.
(4)    Other includes the following items: (i) $2.1 million of non-routine legal expenses, net of recoveries for matters outside the normal course of business, (ii) storm related gains of $0.2 million related to insurance recoveries received due to the effects of Hurricane Zeta on the Company’s Hard Rock Biloxi property, (iii) rebranding expenses of $0.5 million in connection with Bally’s corporate name change, and (iv) other individually de minimis expenses.
(5)    Rent expense associated with triple net leases for our Bally’s Lake Tahoe, Bally’s Evansville and Bally’s Dover properties.

	Six Months Ended June 30, 2021
	Casinos & Resorts	North America Interactive	Other	Total
Net income (loss)	$112,745	$(2,771)	$(51,737)	$58,237
Interest expense, net of interest income	19	(2)	41,556	41,573
Benefit for income taxes	41,450	(605)	(18,694)	22,151
Depreciation and amortization	25,061	4,417	9,025	38,503
Non-operating (income) expense(1)	—	(35)	(11,920)	(11,955)
Acquisition, integration and restructuring	—	—	30,660	30,660
Strategic initiatives(2)	—	—	770	770
Launch costs(3)	—	—	1,340	1,340
Share-based compensation	—	—	8,384	8,384
Gain on sale-leaseback	(53,425)	—	—	(53,425)
Other(4)	(6,629)	—	5,088	(1,541)
Allocation of corporate costs	30,205	486	(30,691)	—
Adjusted EBITDA	$149,426	$1,490	$(16,219)	$134,697
__________________________________
(1)    Non-operating income (expense) includes: (i) change in value of naming rights liabilities, (ii) gain on bargain purchases and (iii) other, net.
(2)    Includes costs incurred related to the amended credit agreement.
(3)    Includes upfront and ramp up costs related to the launch of interactive businesses in new jurisdictions prior to full operational commencement.
(4)    Other includes the following items: (i) storm related gains of $11.3 million related to insurance recoveries received due to the effects of Hurricane Zeta on the Company’s Hard Rock Biloxi property, (ii) asset impairment charges of $4.7 million related to the Dover Downs and Bally’s Black Hawk tradenames in connection with our rebranding (iii) $3.4 million of professional fees and other costs incurred to establish the partnership with Sinclair and acquire Bally Interactive, (iv) rebranding expenses of $1.3 million in connection with Bally’s corporate name change, (v) $0.4 million of expenses incurred to establish the partnership with Sinclair, and (vi) other individually de minimis expenses.

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

Cash Flows Summary

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$164,544	$34,225
Net cash used in investing activities	(55,834)	(235,727)
Net cash (used in) provided by financing activities	(140,790)	948,147
Effect of foreign currency on cash and cash equivalents	(11,404)	483
Net change in cash and cash equivalents and restricted cash	(43,484)	747,128
Cash and cash equivalents and restricted cash, beginning of period	274,840	126,555
Cash and cash equivalents and restricted cash, end of period	$231,356	$873,683

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2022 was $164.5 million, compared to $34.2 million for the six months ended June 30, 2021. The increase in cash provided by operating activities was primarily driven by the $115.2 million increase in depreciation and amortization expense, mainly attributable to the increased amortization of intangible assets acquired through our acquisitions of Gamesys in the second half of 2021.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $55.8 million, a decrease of $179.9 million compared to $235.7 million for the six months ended June 30, 2021. The change was primarily driven by a $332.0 million reduction in cash paid for acquisitions, offset by an $80.3 million increase in capital expenditures, mainly attributable to our expansion and renovation projects at Bally’s Atlantic City, Bally’s Twin River and Bally’s Kansas City, $51.6 million for the acquisition of gaming licenses, primarily for Bally’s Chicago, and $31.5 million paid for internally developed software.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 was $140.8 million compared to net cash provided by financing activities of $948.1 million for the six months ended June 30, 2021. This change was mainly attributable to cash proceeds related to the equity issuances of $667.9 million received during the second quarter of 2021 and the increase in repayments of long-term debt of $166.9 million year-over-year.

Capital Return Program

During the six months ended June 30, 2022, we repurchased 350,616 common shares for an aggregate price of $13.3 million under our previously announced capital return program. As of June 30, 2022, there was $334.6 million available for use under the capital return program.

On July 27, 2022, we completed a tender offer and repurchased approximately 4.7 million shares of our common stock for cash at a price of $22.00 per share for an aggregate purchase price of $103.3 million. The Offer was funded with cash on hand and through borrowings on the Company’s revolving credit facility.

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

Debt and Lease Obligations

Senior Notes

On August 20, 2021, we issued $750.0 million aggregate principal amount of 5.625% senior notes due 2029 and $750.0 million aggregate principal amount of 5.875% Senior Notes due 2031 (together the “Senior Notes”). On October 1, 2021, upon the closing of the Gamesys acquisition, we assumed the issuer obligation under the Senior Notes.

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

Refer to Note 12 “Long-Term Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

GLPI Master Lease

Our Master Lease is accounted for as an operating lease and was $479.7 million as of June 30, 2022.

In connection with the acquisition of Bally’s Evansville, an affiliate of GLPI agreed to acquire the real estate associated with the Evansville Casino for $340.0 million and lease it to us under a master lease agreement (the “Master Lease”). GLPI has also agreed to acquire the real estate associated with Bally’s Dover for $144.0 million and lease it back to the us under the Master Lease. The Master Lease with GLPI has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $40.0 million, subject to escalation. The acquisition of Bally’s Evansville and commencement of the Master Lease occurred on June 3, 2021.

During the second quarter of 2021, the Company sold the real estate associated with Bally’s Dover to GLPI and recorded a gain of $53.4 million representing the difference in the transaction price and the derecognition of assets.

On April 1, 2022, the Company completed the sale of its Bally’s Quad Cities and Bally’s Black Hawk properties to GLPI for $150.0 million, subsequently leasing the properties back under the above mentioned Master Lease for combined minimum annual payments of $12.0 million, subject to escalation. During the second quarter of 2022, the Company recorded a net gain of $50.8 million, representing the difference in the transaction price and the derecognition of assets, and recorded lease liabilities and corresponding right of use assets of $82.7 million and $21.8 million, respectively.

On June 28, 2022, the Company announced that it had entered into a binding term sheet with GLP Capital, L.P., the operating partnership of GLPI (“GLP”), to acquire certain real property assets of Bally’s, subject to customary regulatory approvals, with Bally’s Twin River also subject to lender consent. GLP will acquire the real property assets of Hard Rock Biloxi along with Bally’s Tiverton for total consideration of $635 million and GLP will also have the option, subject to receipt of required consents, to acquire the real property assets of Bally’s Twin River prior to December 31, 2024 for a purchase price of $771 million. Pursuant to the terms of the transaction, the Company will immediately lease back both properties and continue to own, control and manage all the gaming operations of the facilities on an uninterrupted basis. Both properties are expected to be added to the Master Lease with GLPI.

We also expect to finance our proposed agreement to acquire the Tropicana Las Vegas for $150 million through the sale-leaseback transactions with GLPI.

Operating leases

In addition to the operating lease components under the GLPI Master Lease, the Company is committed under various long-term operating lease agreements primarily related to submerged tidelands, property and equipment at Hard Rock Biloxi, Bally’s Kansas City, Bally’s Shreveport and Bally’s Lake Tahoe. Additionally, certain of the Company’s subsidiaries lease office space, data centers, parking space, memorabilia and equipment under agreements classified as operating leases that expire on various dates through 2030. Minimum rent payable under operating leases was $1.05 billion as of June 30, 2022. Refer to Note 13 “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

For the six months ended June 30, 2022, capital expenditures were $116.1 million compared to $35.8 million in the same period last year. In 2021 as our properties reopened and operations resumed, we commenced spending on maintenance and planned projects at our casino properties though our progress lagged due to nationwide supply chain shortages. We expect that capital expenditures in 2022 will exceed 2021 amounts as we plan to make significant progress towards project goals, particularly at Bally’s Twin River, Bally’s Atlantic City and Bally’s Kansas City, and increase spending relating to the maintenance and improvements at our other casino properties. A summary of our planned projects follows:

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

Centre County, PA - On December 31, 2020, we signed a framework agreement with entities affiliated with an established developer to design, develop, construct and manage a Category 4 licensed casino in Centre County, Pennsylvania. Construction of the casino is expected to begin in the first half of 2023 and will take approximately one year to complete. Subject to receipt of regulatory approvals, it will house up to 750 slot machines and 30 table games. The casino will also provide, subject to receipt of separate licenses and certificates, retail sports betting, online sports betting and online gaming. We estimate the total cost of the project, including construction, licensing and sports betting/iGaming operations, to be approximately $120 million. If completed, we will acquire a majority equity interest in the partnership, including 100% of the economic interests of all retail sports betting, online sports betting and iGaming activities associated with the project.

Bally’s Chicago - On June 9, 2022, a wholly-owned indirect subsidiary of the Company, Bally’s Chicago Operating Company, LLC (the “Developer”), signed a host community agreement with the City of Chicago to develop a $1.7 billion destination casino resort, to be names Bally’s Chicago, in downtown Chicago, Illinois. Among other features and amenities, Bally's Chicago will include 3,400 slots, 170 table games, 10 food and beverage venues, a 500-room hotel tower with rooftop bar, a 3,000 seat, 65,000 square foot entertainment center, a 20,000 square foot exhibition and an outdoor green space including an expansive public riverwalk with a water taxi stop. The project also provides the Developer with the exclusive right to operate a temporary casino for up to three years while the permanent casino resort is constructed. The temporary casino is expected to open by the end of the first half of 2023, subject to regulatory approval and other customary conditions.

In connection with the entry into the host community agreement with the City of Chicago, the Company made a one-time up-front payment to the City of Chicago equal to $40.0 million, and the Developer will be required to make ongoing payments based on certain performance and time-based thresholds detailed in the host community agreement. Additionally, in connection with the host community agreement, the Company provided the City of Chicago with a performance guaranty whereby the Company agreed to have and maintain available financial resources in an amount reasonably sufficient to allow the Developer to complete its obligations under the host community agreement. In addition, upon notice from the City of Chicago that the Developer has failed to perform various obligations under the host community agreement, the Company has indemnified the City of Chicago against any and all liability, claim or reasonable and documented expense the City of Chicago may suffer or incur by reason of any nonperformance of any of the Developer’s obligations.

Other Contractual Obligations

Bally’s Trade Name - We acquired Bally’s brand from Caesars Entertainment, Inc. on October 13, 2020 for $20.0 million payable in cash in two equal installments of $10.0 million on the first and second anniversary of the purchase date. The Company made the first installment payment during 2021 and will pay the second installment in 2022.

Deferred Consideration - In September of 2019, prior to our acquisition of Gamesys, Gamesys (Holdings) Limited (“GHL”) was acquired by JPJ Group plc (“JPJ”) and subsequently renamed Gamesys. In connection with the JPJ acquisition, £10.0 million of the cash consideration was deferred and payable (plus interest) to GHL’s majority shareholders 30 months after closing. We recorded deferred consideration of $15.1 million within current liabilities of the condensed consolidated balance sheets as of December 31, 2021. Of such amount, approximately $7.4 million was payable to related parties as former majority shareholders. We paid the deferred consideration in April 2022.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements and foreign currency risk attributable to our operations outside of the US. Inflation generally affects us by increasing our cost of labor. Bally’s does not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2022 and 2021.

Interest Rate Risk

As of June 30, 2022, interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On June 30, 2022, we had $1.94 billion of variable rate debt outstanding under our Term Loan and Revolving Credit Facilities and $1.50 billion of unsecured senior notes. Based upon a sensitivity analysis of our debt levels on June 30, 2022, a hypothetical increase of 1% in the effective interest rate would cause an increase in interest expense of approximately $19.4 million over the next 12 months while a decrease of 1% in the effective interest rate, not to exceed the interest rate floor, would cause a decrease in interest expense of approximately $12.0 million over the same period.

We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2022 and 2021.

Foreign Currency Risk

We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the US. A vast majority of our revenues are from the UK market and are conducted in British Pound Sterling (“GBP”) and are therefore susceptible to any movements in exchange rates between the GBP and USD. Foreign currency transaction gains for the three and six months ended June 30, 2022 were $1.8 million and $2.0 million, respectively. Foreign currency transaction losses were de minimis for the three months ended June 30, 2021 and were $0.5 million for the six months ended June 30, 2021 Movements in currency exchange rates could impact the translation of assets and liabilities of these foreign operations which are translated at the exchange rate in effect on the balance sheet date. We have not historically used operational hedges or forward currency exchange rate contracts to manage the impact of currency exchange rate fluctuations on earnings and cash flows.

ITEM 4.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Quarterly report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 4, 2022.

BALLY’S CORPORATION

By:	/s/ ROBERT M. LAVAN
Robert M. Lavan
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ LEE D. FENTON
Lee D. Fenton
Chief Executive Officer
(Principal Executive Officer)