Form 10-K
period 2021-12-31
Bally's Corp
filed 2022-08-08
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2021 based on the closing price on the New York Stock Exchange for such date, was approximately $1.8 billion.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 14, 2022
Common stock, $0.01 par value	51,693,210
For additional information regarding the Company’s shares outstanding, refer to Note 15 “Stockholders’ Equity.”
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2022 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

BALLY’S CORPORATION
ANNUAL REPORT ON FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are statements as to matters that are not historical facts, and include statements about our plans, objectives, expectations and intentions.

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
•risks associated with the impact of the digitalization of gaming on our casino operations, our expansion into online gaming (“iGaming”) and sports betting and the highly competitive and rapidly changing aspects of our interactive businesses generally;
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

PART I
ITEM 1.    BUSINESS

Bally’s Corporation, a Delaware corporation, with global headquarters in Providence, Rhode Island, is referred to as the “Company,” “Bally’s,” “we,” “our” or “us.” Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “BALY.”

Our Company

We are a global gaming, hospitality and entertainment company with a portfolio of casinos and resorts and online gaming businesses. We provide our customers with physical and interactive entertainment and gaming experiences, including traditional casino offerings, iCasino, online bingo games, sportsbook, daily fantasy sports (“DFS”) and free-to-play games (“F2P”).

As of December 31, 2021, we own and manage 14 land-based casinos and one horse racetrack in ten states across the United States (“US”) operating under Bally’s brand. Our land-based casino operations include approximately 14,900 slot machines, 500 table games and 3,900 hotel rooms, along with various restaurants, entertainment venues and other amenities. Certain of our properties are leased under a master lease agreement with Gaming and Leisure Properties, Inc. (“GLPI”), a publicly traded gaming-focused real estate investment trust (“REIT”). With our acquisition of London-based Gamesys Group, Plc. (“Gamesys”) on October 1, 2021, we expanded our geographical and product footprints to include an iGaming business with well-known brands providing iCasino and online bingo experiences to our global online customer base with concentrations in Europe and Asia and a growing presence in North America. Our iCasino and online bingo platforms and games content, sportsbook and F2P games are provided on a business-to-business (“B2B”) as well as a business-to-consumer (“B2C”) basis. Our revenues are primarily generated by these gaming and entertainment offerings. We own and operate our proprietary software and technology stack designed to allow us to provide consumers differentiated offerings and exclusive content.

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

In late 2020, we changed our name to Bally’s Corporation. We believe that the “Bally’s” trade name brand has a rich history of gaming, hospitality and entertainment providing immediate and enhanced nationwide brand recognition.

In 2021, we took significant steps forward in our strategy. We acquired multiple casino and resort properties, including Bally’s Lake Tahoe, Bally’s Evansville and Bally’s Quad Cities, each as defined below. We also agreed to purchase Tropicana Las Vegas Hotel and Casino (“Tropicana Las Vegas”) in Las Vegas, Nevada and announced plans to construct a land-based casino in Centre County, Pennsylvania, adding to our land-based casino presence. With the pending acquisition of Tropicana Las Vegas and the completion of construction in Centre County, Pennsylvania, we will own and manage 16 land-based casinos across 11 states.

In addition, we also expanded our interactive business by:
•launching our Bally Sports Network through our partnership with Sinclair Broadcast Group (“Sinclair”), which combines our sports betting technology with Sinclair’s expansive footprint. With Bally’s brand, the media partnership and the unencumbered skins (gaming licenses) that we have acquired and reserved in our portfolio, we can now provide our customers omni-channel gaming and entertainment across our various physical properties while having a singular online and mobile presence with a brand that is synonymous with gaming, hospitality and entertainment;
•acquiring Gamesys, a leading international online gaming operator that provides gaming entertainment to a global customer base; and

•acquiring Bally’s Interactive, formerly Bet.Works, and its proprietary technology stack and turnkey solutions, which include marketing, operations, customer service, risk management and compliance. We believe that the Bet.Works acquisition provides us with a suite of advanced omni-channel products, platforms, software and content solutions positioning us to deliver competitive sports betting and iCasino offerings to customers on a national scale. These steps positioned us to become a leading, full-service, vertically integrated sports betting and iGaming company in the US with physical casinos and online gaming solutions united under a single, leading brand.

For further information on our recent and pending acquisitions and our partnership with Sinclair, refer to Note 5 “Acquisitions” and Note 10 “Sinclair Agreement” to our consolidated financial statements presented in Part II, Item 8.

Our Operating Structure

Our business is organized into three reportable segments: (i) Casinos & Resorts, (ii) North America Interactive, and (iii) International Interactive.

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
•Monkey Knife Fight (“MKF”), a B2C gaming platform and DFS operator;
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

Refer to Note 19 “Segment Reporting” to our consolidated financial statements presented in Part II, Item 8 for additional information on our segment reporting structure.

Our Brands

Bally’s Brand

Bally’s is an iconic brand. We performed extensive market research in which active gamers indicated an acute awareness of the brand, but not necessarily a high usage of brand products and gaming offerings. We have rebranded every casino and resort in our portfolio, except Hard Rock Biloxi, to re-energize this once great brand by building upon its deep legacy.

Additionally, our research told us that gamers across the demographic age spectrum knew of Bally’s brand and identified with the gaming entertainment aspect of slot machines, pinball machines, video machines and casinos. We believe in the industrial logic and vision of Bally’s becoming a premier, truly integrated, omni-channel gaming company for both retail and online gamers. These insights form the key tenets of our new integrated Bally Rewards program specifically to enable customers to utilize compelling rewards universally in our interactive and casino and resort environments.

Our Sinclair media affiliation adds to our comprehensive touchpoint strategy, which strengthens our ability to attract new customers to our integrated brand by showcasing Bally’s with millions of daily impressions.

We believe that our phased approach to the transformation of Bally’s brand was thoughtful and deliberate. There are exceptions to our rebranding initiative. For example, in the case of Hard Rock Biloxi, we decided to maintain the current “Hard Rock” naming rights arrangement. Nonetheless, Bally’s remains at the center of our strategy.

In summary, we remain focused in our continuing effort to rebirth Bally’s brand as a legendary, integrated brand, leveraging our casino and resort, interactive and media environments with a compelling rewards program to rival our competition.

Interactive Brands

We operate a suite of award-winning brands and are focused on building a diverse portfolio of distinctive and recognizable brands on a B2B2C basis that deliver best-in-class platforms, player experiences and gaming content globally. Our brands are:

Business-to-Consumer Brands:
•F2P brand is Bally Play;
•DFS brand is MKF;
•Sportsbook brand is Bally Bet;
•iCasino brands include Bally Casino, Rainbow Riches Casino, Virgin Casino, Virgin Games, Megaways Casino, VIP Casino, Vera & John, InterCasino, Monopoly Casino; and
•Online bingo brands include Jackpotjoy, Double Bubble Bingo and Botemania.

Business-to-Business Brands:
•Bally’s Interactive, formally Bet.Works, a sportsbook and iCasino platform provider and operator;
•SportCaller, a F2P games content provider;
•Gamesys, an iCasino and online bingo platform provider and operator;
•Solid Gaming, a games content aggregation business; and
•Telescope, a provider of real-time audience engagement solutions for live events, gamified second screen experiences and interactive livestreams.

Bally Sports Brand

Inherent in our naming rights arrangement with Sinclair, our Bally Sports brand encompasses a lineup of 19 regional sports networks to position the Bally Sports brand to be a well-known participant in the sports media industry, producing award-winning live game coverage, while creating and innovating multiplatform content that engages millions of sports fans across the US. We are home to America’s most comprehensive regional sports media rights portfolio that includes more than half of the US-based Major League Baseball, National Basketball Association and National Hockey League teams and delivers more than 4,500 live events annually.

We believe Bally Sports represents the future of sports fandom. We are seeking to cultivate and engage the next generation of fans by pursuing opportunities to create an omni-channel entertainment experience with sports at its core. By leveraging the collective scale of our regional sports media rights portfolio, we will seek to develop engaging content across an ever-expanding ecosystem of platforms and devices, meeting fans at the intersection of technology and sports culture. We believe that Bally Sports’ investment in the gamification of sports will usher in a new era of live, interactive sports that will provide fans the opportunity to interact with games in real time, on a personalized level, creating a national lean-in experience.

Our Technology and Product Development

The heart of Bally’s real-money gaming solutions is the union of the Gamesys platform with Bally’s casinos and resorts and iGaming products. The combined sports, casino and additional online marketing assets provide social gaming, game development and marketing partnerships that integrate with the casinos and resorts creating an exciting and diverse gaming, hospitality and entertainment environment. Our investment in gaming platforms along with our talented technical and product development teams allowed Bally’s to launch Bally Casino New Jersey within two months of the Gamesys acquisition. In 2022, we are planning a rapid expansion of iCasino and sportsbook platforms across the US and Canada with expanded omni-channel marketing features.

Our investment in core disciplines across technology, analytics and marketing have allowed us to rapidly bring innovative new experiences to market and provide unique insights into our customer habits and their interactions with both offline and online experiences. The result has been a highly efficient marketing conversion and retention platform that combines online and offline opportunities.

Our product offerings comprise varying levels of proprietary and third-party software. Our proprietary platform binds together our product offerings, providing account management, responsible gaming, regulatory compliance and electronic wallet capabilities. Across our product offerings, we have endeavored to own the technology in-house for all critical components and to utilize a combination of new technologies, including data science and machine learning, to optimize conversion, efficiency and efficacy.

Our experience from the highly competitive European markets, especially in the UK, allows us to leverage advanced artificial intelligence (“AI”), machine learning and retention capabilities across the online sports, casino and bingo product lines and to bring that expertise to our offline casinos and resorts. We have integrated the Bet.Works sports engine with the Gamesys casino platform to provide a seamless, high performance, efficient and effective online gaming platform that links our casinos and resorts activity with our iGaming products. Our continued investments into kiosk and player rewards recognize both online and offline activity and are at the forefront of our omni-channel strategy.

Bally’s core product offerings are built on integrated, proprietary account management technology. This technology provides users with access to their account history and a uniform identity verification system, which is critical in enabling navigation from our national audience to our iGaming and sportsbook products. Our internally developed machine learning and AI tools recommend games, rewards and payment options and payment amounts to best suit our player’s preferences. We use our AI and machine learning skills to also protect our players by working at the forefront of the industry in developing advanced systems to identify and manage problem gambling behaviors.

Our in-house B2B platform supports a wide range of game suppliers as well as hosting our own range of game content developed by our in-house studio.

We are further investing in the Bally technology and product platform to achieve our vision of a seamless player journey between offline and online gaming and entertainment worlds that recognize and reward players through their entire lifetime whether in our casinos and resorts or online in any of our gaming and entertainment offerings. By leveraging our casinos and resorts, Sinclair partnership and iGaming products and brands, we strive to deliver an entirely new omni-channel gaming and entertainment experience to our customers.

We plan to invest in core disciplines across our technology, analytics and marketing platforms to bring new experiences to market and gain an understanding of our customers. We are focused on building a strong brand reputation to distinguish us from our competitors.

Marketing

The marketing efforts under Bally’s brand are primarily executed through six funnels: Advertising, Direct Marketing, Player Development, Special Events and Promotions, Entertainment and the Bally Rewards loyalty program.

Our Casino Operations team plays a significant role in attracting and retaining our customers. Every customer who interacts with a process, such as an automated teller machine (ATM) or kiosk, or an employee is met with an attempt to garner a return visit and then, in turn, make a recommendation to family and friends. Hence “R2,” an abbreviation for “Return and Recommend,” is Bally’s marketing and casino operations mantra.

The funnels are as follows:

Advertising

Bally’s targets its demographics throughout the nation via radio, television, billboards, print, direct mail, email, digital and social media campaigns. We seek to target the right customer at the right time with the right message to increase brand awareness and drive business. We do modest image advertising, but more predominantly lean towards strong call-to-action messaging.

Direct Marketing

We use Direct Marketing to establish a personal relationship with customers. This form of marketing typically involves an offer and a call to action to incentivize an initial or additional casino visit or engagement with our iGaming products. Our focus on individual behavior, rather than broad segments (which have been the traditional industry approach), is designed to allow us to execute a “Precision Marketing Model.” We believe that we understand the influential attributes that attract players and, as a result, we can market to the point of diminishing returns while avoiding low-return spending.

Player Development

Player Development is our link to our premium customers. We utilize a process under the Precision Marketing Model that is designed to enable our team to efficiently manage sales efforts to attract customers. We believe the potential exists to engage increasingly more with our customers as they move throughout our brands.

Special Events and Promotions

This category refers to the mass public promotions that are weaved into the marketing calendar in concert with Direct Marketing. Our casino marketing team seeks to leverage tried-and-true promotions that attract and entertain players in an effort to retain them for the long term.

Entertainment

The mission to attract and retain gamers is evident in our entertainment strategy. Bally’s headliner strategy is to entertain our customers while recovering the cost of the act through cash sales. Additional entertainment is offered at Bally’s lounges and bars and designed to support our branding mission which is based on offering an engaging and entertaining experience.

Bally Rewards

Bally Rewards is our core loyalty program and was devised to establish consistency throughout Bally’s brand. Players earn tier points to achieve a tier status of Pro, Star, Superstar and ultimately Legend. In development is the connectivity of this program by virtue of our “one card” linking systems universally at all casinos and resorts in addition to our interactive business units. We are also planning to provide benefits outside of what is offered in our casinos and resorts to add value to the membership.

Interactive Cross Marketing

We design collaborative, cross-marketing campaigns that include direct mail, on-property marketing and VIP marketing in an effort to increase interactive sign-ups and introduce interactive players to our casinos and resorts. This cross-marketing campaign is currently being launched at Bally’s Atlantic City.

Competition

The gaming industry is characterized by a high degree of competition among a large number of operators, including land-based casinos, riverboat casinos, dockside casinos, video lotteries, traditional lotteries, video gaming terminals at taverns in certain states, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of iGaming and daily fantasy sports gaming, increased sports betting and other forms of gaming in the US. In a broader sense, our gaming operations face competition from many leisure and entertainment activities, including, for example: shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms in different parts of the US, in several Canadian provinces and on many lands taken into trust for the benefit of certain Native Americans in the US and First Nations in Canada. We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as in adjacent states. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all. We believe that increased legalized gaming in other states, particularly in areas close to our existing gaming properties and the development or expansion of Native American gaming in or near the states in which we operate, could create additional competition for us and could adversely affect our operations or future development projects. See “Item 1A. Risk Factors” for more information on competition.

Seasonality

Casino, hotel and racing operations in our markets are subject to seasonal variation. Seasonal weather conditions can frequently adversely affect transportation routes to each of our properties and may cause flooding and other effects that result in the closure of our properties. As a result, unfavorable seasonal conditions could have a material adverse effect on our operations.

Our sports betting business may experience seasonality based on the relative popularity of certain sports at different times of the year.

Human Capital Resources

Employee Relations, Diversity and Social Inclusion

A driving factor of our success is the recruitment and retention of employees who are committed to providing outstanding guest service, while providing a work environment that promotes diversity, inclusion and respect. To promote and foster a culture of inclusion, our properties have hiring initiatives that are aimed at increasing diversity and promoting gender equality and we welcome employees of all backgrounds. To further promote this initiative, we recently rolled out a “Walk in my Shoes” program, which allows our employees to work temporarily in another position to provide them with an increased perspective across the Company.

We believe that by providing our employees with competitive pay and benefits, as well as opportunities for professional development, we can achieve our goals of attracting and retaining a diverse and engaged workforce. Our professional development efforts include robust training programs, scholarships and tuition reimbursement opportunities. In addition, we recently implemented a Management Development Program, which is designed to allow us to identify and promote high performing talent within our workforce. We also provide our employees with a number of health and wellness programs, including an annual wellness fair, flu shot clinic and weight loss program, in addition to weekly wellness communications providing helpful information on health initiatives.

We also believe in the importance of giving back to our communities and have several philanthropic initiatives, including fundraising events to support local charities and organizations and community service events. We encourage our employees to participate in these events and recognize their efforts and contributions in their respective communities.

Labor Relations

As of December 31, 2021, we had approximately 9,460 employees. Most of our employees in Rhode Island and New Jersey are represented by a labor union and are subject to collective bargaining agreements with us. As of such date, we had 22 collective bargaining agreements covering approximately 2,364 employees. Our collective bargaining agreements generally have three-or-five-year terms.

Environmental, Social and Corporate Governance

Our approach to sustainability is underpinned by three pillars: (i) player well-being, (ii) people engagement and (iii) building a brighter future.

Player well-being
•Achieved Gamecare Level 3 Accreditation, the highest accreditation available in the industry
•Work toward our global sustainability commitments
•Embed our responsible gaming program in everything we do

People Engagement
•Measure and maintain high engagement levels utilizing an engagement index target
•Evolve our ways of working, embracing flexible and agile hybrid working models suited to roles
•Proactively support our employees’ holistic well-being
•Continue to hire, nurture and develop a diverse and inclusive workforce
•Continue to invest in learning and development of our employees
•Ensure our culture and values underpin everything we do

Building a Brighter Future
•Work toward carbon neutral status
•Seek to reduce direct energy usage
•Support the United Nations Global Compact Standard
•Support our Bally Cares Initiatives

Government Gaming Regulation

General

The casino and iGaming industries are highly regulated and we must maintain licenses and pay gaming taxes in each jurisdiction in which we operate in order to continue operations. Each of our casino and iGaming businesses is subject to extensive regulation under the laws, rules and regulations of the jurisdiction in which it operates. These laws, rules and regulations generally concern the responsibility, financial stability, integrity and character of the owners, managers and persons with financial interests in the gaming operations. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions.

Some jurisdictions, including those in which we are licensed, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to periodic reports reflecting those gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

Under gaming laws in jurisdictions in which we have operations, and under our organizational documents, certain of our securities are subject to restrictions on ownership which may be imposed by specified governmental authorities. These restrictions may require a holder of our securities to dispose of the securities, or, if the holder refuses or is unable to dispose of the securities, we may be required to repurchase the securities.

For a more detailed description of regulations to which we are subject, see Exhibit 99.1, to this Annual Report on Form 10-K, which is incorporated herein by reference.

Our Regulatory Agreement

On February 17, 2022, certain of our subsidiaries, the Rhode Island Department of Business Regulation (“DBR”) and the Division of Lotteries (“DoL”) of the Rhode Island Department of Revenue amended and restated our Regulatory Agreement (the “Regulatory Agreement”). The amendment and restatement of the Regulatory Agreement was mandated by legislation enacted in Rhode Island in June 2021. The Regulatory Agreement contains financial and other covenants that, among other things, (1) restrict the acquisition of stock and other financial interests in us, (2) relate to the licensing and composition of members of our management and Board of Directors (the “Board”), (3) prohibit certain competitive activities and related-party transactions and (4) restrict our ability to declare or make restricted payments (including dividends), incur additional indebtedness or take certain other actions, if our leverage ratio exceeds 5.50 to 1.00 (in general being gross debt divided by Adjusted EBITDA, each as defined in the Regulatory Agreement).

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

In addition, our master contracts with Rhode Island were extended through June 30, 2043, and allow for consolidation of promotional points between Bally’s Twin River and Bally’s Tiverton, obligate Bally’s Twin River to build a 50,000 square foot expansion, obligate Bally’s Twin River to lease at least 20,000 square feet of commercial space in Providence, and commit us to invest $100 million in Rhode Island over this extended term, including an expansion and the addition of new amenities at Bally’s Twin River. This June 2021 legislation also authorized a joint venture with International Gaming Technology PLC (“IGT”) to become a licensed technology provider and supply the State of Rhode Island with all Video Lottery Terminals (“VLTs”) at both Bally’s Twin River and Bally’s Tiverton for a 20.5-year period starting January 1, 2023. IGT will own 60% of the joint venture. As of July 1, 2021, until the joint venture is operating, we will supply 23% of all VLTs in return for 7% net terminal income from the machines.

Other Laws and Regulations

Our businesses are subject to various laws and regulations in addition to gaming regulations. These laws and regulations include restrictions and conditions concerning alcoholic beverages, food service, smoking, environmental matters, employees and employment practices, currency transactions, taxation, zoning and building codes and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes to any of the laws, rules, regulations or ordinances to which we are subject, new laws or regulations or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

The sale of alcoholic beverages is subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse effect upon our operations.

Intellectual Property

Our principal intellectual property consists of trademarks based on the Bally’s brand name, which we continue to deploy throughout our interactive and retail operations, including Bally Casino, Bally Bet, Bally Rewards, Bally Play and Bally Sports, among others. We also own a number of other trademarks related to our growing sports betting operations, including MKF, SportCaller and Telescope, among others. Intellectual property rights are substantial to our business, as they protect important assets and products of our interactive and retail operations. Our in-house departments develop and acquire various forms of intellectual property, including copyright, trademarks, patents and trade secrets.

As part of our acquisition of the Hard Rock Biloxi in July 2014, Hard Rock Biloxi entered into an amendment to the existing license agreement with Hard Rock Hotel, Licensing, Inc., which originally provided for an initial term of 20 years through September 2025 and the option to renew for two successive ten-year terms. Under the license agreement, we have the exclusive right to use the “Hard Rock” brand name in connection with, and as it relates to, the Hard Rock Biloxi property for an annual fee. We also secure licenses in relation to certain intellectual property owned by other third parties for the operation of our online gaming, sportsbook and daily fantasy sports offerings.

We maintain and pursue registration of valuable proprietary trademarks used on our online platforms, as well as selected brands used in our retail front. Our trademark portfolio includes registrations in the US and jurisdictions outside the US in line with our global operations.

Our group creates original software code and designs for, among others, the needs of our gaming and betting operations, which are protected by copyright. We also own several US patents in relation for inventive elements of gaming software.
In addition, we actively monitor the use of our key brands in commerce and, where appropriate, we take enforcement actions to cease activities by third parties, that could cause market confusion or dilution of our brands. We also seek to maintain our trade secrets and confidential information via relevant non-disclosure agreements and confidentiality clauses.

Corporate Information

We were incorporated in Delaware on March 1, 2004. Our principal executive offices are located at 100 Westminster Street, Providence, Rhode Island 02903, and our telephone number is (401) 475-8474. Our website address is www.Ballys.com. The information that is contained in, or that is accessible through, our website is not part of this filing.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are also available on the SEC’s website at www.sec.gov. We also make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all amendments to these reports available free of charge through our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our Code of Business Conduct, Corporate Governance Guidelines and charters of the Audit Committee, the Compensation Committee, the Compliance Committee and the Nominating and Governance Committee are available on our website, www.Ballys.com. The information that is contained in, or that is accessed through, our website is not part of this filing.

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

Risk Factor Summary

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Item 1A. Risk Factors” in this Annual Report on Form 10‑K. Some of these principal risks include the following:

COVID-19 Pandemic Risks and General Economic Conditions

•The global COVID-19 pandemic has materially impacted our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.

Risks Relating to Competition

•The gaming industry is very competitive and increased competition could adversely affect our financial results.

Compliance, Regulatory and Legal Risks

•We or certain third parties that we rely on may fail to establish and maintain effective and compliant anti‑money laundering, counter terrorism financing, safer gambling, fraud detection, risk management and other regulatory policies, procedures and controls.
•Our business is subject to a variety of US and foreign laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business across jurisdictions which could have a material adverse effect on our financial condition and results of operations.
•Our growth prospects depend on the legal status of real-money gaming in various jurisdictions and legalization may not occur in as many jurisdictions as we expect, or may occur at a slower pace than we anticipate which could adversely affect our future results of operations.
•We derive meaningful revenues from players located in jurisdictions in which we do not hold a license.

Business Operational Risks

•Our profitability will be dependent, in part, on return to players.
•We extend credit to a portion of our customers, and we may not be able to collect gaming receivables from our credit customers.
•Declining popularity of games and changes in device preferences of players could have a negative effect on our business.
•Our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions.
•Our branded sites are heavily reliant on well-known brands owned by third parties.
•Future changes to US and non-US tax laws could adversely affect our business.
•If we fail to detect fraud, theft or cheating, including by our users and employees, our business, financial condition and results of operations may suffer.
•We are subject to risks associated with labor relations, labor costs and labor disruptions.
•Our results of operations and financial condition could be adversely affected by the occurrence of natural disasters, such as hurricanes or other catastrophic events, including war and terrorism.

Cybersecurity and Technology Risks

•We are reliant on the reliability and viability of Internet infrastructure, which is out of our control, and the proper functioning of our own network systems.
•Our business may be harmed from cybersecurity incidents.

Financing Risks

•Our debt agreements and the Regulatory Agreement contain restrictive covenants that may limit our operating flexibility.

•Servicing our indebtedness and funding our other obligations requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which will be beyond our control.

Risks Related to our Common Stock

•Our largest shareholder owns a meaningful percentage of our outstanding common stock, which could limit the ability of other shareholders to influence corporate matters.
•We are not paying dividends and any decision to do so in the future will be at the discretion of our Board.
•We are a holding company and will depend on our subsidiaries for dividends, distributions and other payments.

COVID-19 Pandemic Risks and General Economic Conditions

The global COVID-19 pandemic has materially impacted our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.

The global spread of the COVID-19 pandemic, which began in early 2020, has resulted in governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, stay-at-home directives, requirements that individuals wear masks or other face coverings, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, concerts, conferences and meetings, and quarantines and lock-downs. The pandemic and its consequences dramatically reduced travel and demand for hotel rooms and other casino resort amenities, which had a negative impact on our results in 2020 and 2021. While many restrictions have been relaxed at this point, there are no assurances that a resurgence of future COVID-19 variants will not cause similar disruptions that existed in 2020 and 2021. In addition, future demand for gaming activities may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth or reduced business spending due to the impact of the COVID-19 pandemic.

Our business would also be impacted if the disruptions from the COVID-19 pandemic impact construction projects, including our project in Centre County, Pennsylvania. There are certain limitations on our ability to mitigate the adverse financial impact of these disruptions, such as fixed property costs, reduced access to construction labor and unavailability of construction materials due to supply chain delays. Government measures intended to address the COVID-19 pandemic, such as mandatory quarantines, vaccine mandates and regular testing requirements, could also impact the availability of our employees or other workers or could lead to attrition of key employees or reduced willingness of customers to come to our properties. Any of these factors may continue to disrupt our ability to staff our business adequately and could continue to generally disrupt our operations or construction projects.

We may experience additional operating costs due to increased challenges with our workforce (including as a result of labor shortages, illness, absenteeism or government orders), access to supplies, capital and fundamental support services. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting supply chain disruptions and economic conditions. Furthermore, the impacts of potential worsening of global economic conditions, inflation resulting from government interventions and stimulus and continued disruptions to and volatility in the financial markets remain unknown.

Given the uncertainty around the extent and timing of any potential future spread or mitigation of the COVID-19 pandemic, and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact on our business, financial condition and results of operations.

Our business is particularly sensitive to reductions in discretionary consumer spending.

Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, including gaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as visiting casinos and casino hotel properties, F2P, DFS, sports betting, iCasino and online bingo. Moreover, we rely on the strength of regional and local economies in the US for the performance of each of our properties. As a result, we cannot ensure that demand for our offerings will remain constant. Adverse developments affecting economies throughout the world including a general tightening of the availability of credit, increasing energy costs, rising prices, inflation, acts of war or terrorism, natural disasters, declining consumer confidence, significant declines in the stock market or epidemics, pandemics or other health-related events or widespread illnesses, like the ongoing COVID-19 pandemic, could lead to a reduction in visitors to our properties, including those that stay in our hotels, or discretionary spending by our customers on entertainment and leisure activities, which could adversely affect our business, financial condition and results of operations.

Competition

The gaming industry, including retail casinos and iGaming, is very competitive and increased competition, including through legislative legalization or expansion of gaming by states in or near where we own facilities or through Native American gaming facilities, could adversely affect our financial results.

We face significant competition in all of the areas in which we conduct our business. Increased competitive pressures may adversely affect our ability to continue to attract customers or affect our ability to compete efficiently.

Several of our casinos and resorts are located in jurisdictions that restrict gaming to certain areas and/or may be affected by state laws that currently prohibit or restrict gaming operations. We also face the risk that existing casino licensees will expand their operations and the risk that Native American gaming will continue to grow. Budgetary and other political pressures faced by state governments could lead to intensified efforts directed at the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for our business, or create competitive pressures, depending on where the legalization occurs and our ability to capitalize on it. Our ability to attract customers to the existing casinos which we own could be significantly and adversely affected by the legalization or expansion of gaming in certain jurisdictions and by the development or expansion of Native American casinos in areas where our customers may visit.

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

We also compete with other forms of legalized gaming and entertainment such as bingo, pull-tab games, card parlors, sportsbooks, pari-mutuel or simulcast betting on horse and dog racing, state-sponsored lotteries, instant racing machines, VLTs (including racetracks that offer VLTs) and video poker terminals and, in the future, we may compete with gaming or entertainment at other venues. Further competition from Internet lotteries and other Internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from the facilities we own and thus adversely affect our business. Such Internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of US Department of Justice positions related to the application of federal laws to intrastate Internet gaming and initiatives in some states to consider legislation to legalize intrastate Internet wagering. The law in this area has been rapidly evolving, and additional legislative developments may occur at the federal and state levels that would accelerate the proliferation of certain forms of Internet gaming in the US.

In addition, in May 2018, the US Supreme Court struck down as unconstitutional the Professional and Amateur Sports Protection Act of 1992, a federal statute enacted to stop the spread of state-sponsored sports gambling. This decision has the effect of lifting federal restrictions on sports wagering and thus allows states to determine by themselves the legality of sports wagering. While new federal online gaming legislation has been introduced in Congress from time to time, there has been no federal legislative response to the US Supreme Court’s decision.

As a result, numerous states, including states in which we have casino properties, have passed legislation authorizing fixed-odds sports betting, and certain of our properties now offer sports wagering pursuant to state law in each case.

We may also face competition from other gaming facilities which are able to offer sports wagering services (including mobile sports wagering) following the enactment of applicable legislation. Numerous states that border the states in which we operate have pending or proposed legislation which would allow for sports betting, each of which could have an adverse effect on our financial results.

The online gambling industry is highly competitive and we expect more competitors to enter the sector. With several thousand online gambling sites accessible to potential customers around the world with little product differentiation, there is arguably an excess of suppliers. Online and offline advertising is widespread, with operators competing for affiliates and customers who are attracted by sign-up bonuses and other incentives.

Existing and new competitors may also increase marketing spending, including to unprofitable levels, in an attempt to distort the online gambling market to build market share quickly. Some of our competitors have or will have significantly greater financial, technical, marketing and sales resources and may be able to respond more quickly to changes in customer needs. Additionally, these competitors may be able to devote a greater number of resources to the enhancement, promotion and sale of their games and gaming systems. Our future success is or will be dependent upon its ability to retain its current customers and to acquire new customers. Failure to do so could result in a material adverse effect on our business, financial condition and results of operations.

Compliance, Regulatory and Legal Risks

We are subject to extensive state and local regulation and licensing, and gaming authorities have significant control over our operations, which could have an adverse effect on our business.

Our ownership and operation of casino gaming, horse racing facilities, sports betting, VLTs and online offerings are subject to extensive state and local regulation, and regulatory authorities at the state and local levels have broad powers with respect to the licensing of these businesses, and may revoke, suspend, condition, fail to renew or limit our gaming or other licenses, impose substantial fines and take other actions, each of which poses a significant risk to our business, results of operations and financial condition. We currently hold all state and local licenses and related approvals necessary to conduct our present operations, but must periodically apply to renew many of these licenses and registrations and have the suitability of certain of our directors, officers and employees renewed. There can be no assurance that we will be able to obtain such renewals or that we will be able to obtain future approvals that would allow us to expand our gaming operations. Any failure to maintain or renew existing licenses, registrations, permits or approvals would have a material adverse effect on us. As we expand our gaming operations in our existing jurisdictions or to new areas, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming authorities in these jurisdictions. The approval process can be time-consuming and costly and we cannot be sure that we will be successful. In addition, the loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. Furthermore, if additional gaming laws or regulations are adopted in jurisdictions where we operate, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us.

Gaming authorities in the US generally can require that any beneficial owner of our securities file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must generally apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate such an owner’s suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities.

Our officers, directors and key employees are also subject to a variety of regulatory requirements and various licensing and related approval procedures in the various jurisdictions in which we manage gaming facilities. If any applicable gaming authority were to find any of our officers, directors or key employees unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the applicable gaming authority may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could adversely affect our gaming operations.

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

Our business is subject to a variety of federal, state and local laws, rules, regulations and ordinances. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes to any of the laws, rules, regulations or ordinances to which we are subject, new laws or regulations or material differences in interpretations by courts or governmental authorities could have an adverse effect on our business, financial condition and results of operations.

Many of our employees, especially those that interact with our customers, receive a base salary or wage that is established by applicable state and federal laws that establish a minimum hourly wage that is, in turn, supplemented through tips and gratuities from customers. From time to time, state and federal lawmakers have increased the minimum wage. It is difficult to predict when such increases may take place. Any such change to the minimum wage could have a material adverse effect on our business, financial condition and results of operations.

The sale of alcoholic beverages is a highly regulated and taxed business. Federal, state and local laws and regulations govern the production and distribution of alcoholic beverages, including permitting, licensing, trade practices, labeling, advertising, marketing, distributor relationships and related matters. Federal, state and local governmental entities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure to comply with applicable federal, state or local laws and regulations could result in higher taxes, penalties, fees and suspension or revocation of permits, licenses or approvals and could have a material adverse effect on our business, financial condition and results of operations. From time to time, local and state lawmakers, as well as special interest groups, have proposed legislation that would increase the federal and/or state excise tax on alcoholic beverages or certain types of alcoholic beverages. If federal or state excise taxes are increased, we may have to raise prices to maintain our current profit margins. Higher taxes may reduce overall demand for alcoholic beverages, thus negatively impacting sales of our alcoholic beverages at our properties. Further federal or state regulation may be forthcoming that could further restrict the distribution and sale of alcohol products. Any material increases in taxes or fees or the adoption of additional taxes, fees or regulations could have a material adverse effect on our business, financial condition and results of operations.

Legislation in various forms to ban or substantially curtail indoor tobacco smoking in public places has been enacted or introduced in many states and local jurisdictions, including some of the jurisdictions in which we operate. We believe the smoking restrictions can significantly impact business volumes. If additional smoking restrictions are enacted within jurisdictions where we operate or seek to do business, our financial condition, results of operations and cash flows could be adversely affected.

In addition, each restaurant we operate must obtain a food service license from local authorities. Failure to comply with such regulations could cause our licenses to be revoked or our related restaurant business or businesses to be forced to cease operations. Moreover, state liquor laws may prevent the expansion of restaurant operations into certain markets.

We handle significant amounts of cash in our operations and are subject to various reporting and anti-money laundering laws and regulations. Recently, US governmental authorities have evidenced an increased focus on compliance with anti-money laundering laws and regulations in the gaming industry. Any violation of anti-money laundering laws or regulations could have a material adverse effect on our business, financial condition and results of operations. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If we or our employees or agents fail to comply with applicable laws or our policies governing our operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any such government investigations, prosecutions or other legal proceedings or actions could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with the terms of the Regulatory Agreement could result in a breach and could harm our business.

We are currently a party to the Regulatory Agreement with Rhode Island regulatory agencies. The Regulatory Agreement imposes certain affirmative and negative covenants on us. For more detail on the Regulatory Agreement see the section entitled “Government Gaming Regulation” in “Item I. Business.” A failure to comply with the provisions in the Regulatory Agreement could subject us to injunctive or monetary relief, payments to the Rhode Island regulatory agencies and ultimately the revocation or suspension of our licenses to operate in Rhode Island. Any such remedy could adversely affect our business, financial condition and results of operations. Among other things, the Regulatory Agreement prohibits us and our subsidiaries from owning, operating, managing or providing gaming specific goods and services to any gaming facilities in Rhode Island (other than Bally’s Twin River and Bally’s Tiverton), Massachusetts, Connecticut or New Hampshire, which may adversely affect our growth and market opportunity in those states.

We are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid, animal and hazardous wastes and exposure to hazardous materials. These laws and regulations, which are complex and subject to change, include US Environmental Protection Agency regulations. In addition, our horse racing facility in Colorado is subject to state laws and regulations that address the impacts of manure and wastewater generated by concentrated animal feeding operations (“CAFO”) on water quality, including, but not limited to, storm water discharges. CAFO regulations include permit requirements and water quality discharge standards. Enforcement of CAFO regulations has been receiving increased governmental attention. Compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures. For example, we may incur future costs under existing and new laws and regulations pertaining to storm water and wastewater management at our racetracks. Moreover, violations can result in significant penalties and, in some instances, interruption or cessation of operations.

We are also subject to laws and regulations that create liability and cleanup responsibility for releases of regulated materials into the environment. Certain of these laws and regulations impose strict, and under certain circumstances joint and several, liability on a current or previous owner or operator of property for the costs of remediating regulated materials on or emanating from our property. The costs of investigation, remediation or removal of those substances may be substantial. The presence of, or failure to remediate properly, such materials may adversely affect the ability to sell or rent such property or to borrow funds using such property as collateral. Additionally, as an owner or manager of real property, we could be subject to claims by third parties based on damages and costs resulting from environmental contamination at or emanating from third-party sites. These laws typically impose clean-up responsibility and liability without regard to whether the owner or manager knew of or caused the presence of the contaminants and the liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. In addition, environmental requirements address the impacts of development on wetlands.

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

We or certain third parties that we rely on may fail to establish and maintain effective and compliant anti-money laundering, counter terrorism financing, safer gambling, fraud detection, risk management and other regulatory policies, procedures and controls.

Online gambling operators licensed in the UK and other jurisdictions are obliged to establish and maintain compliant anti-money laundering (“AML”), anti-terrorism, safer gambling, fraud detection, risk management and other regulatory policies, procedures and controls to mitigate and effectively manage these risks. In the event that they fail to do so, they may be subject to enforcement action by gambling regulators or other governmental agencies or private action by affected third parties. In the event of a breach, a range of sanctions may be imposed, including financial penalties or regulatory settlements, public warnings, the imposition of special operating conditions and the suspension or revocation of gambling licenses.

In recent years the British gambling regulator, the Great Britain Gambling Commission (the “GBGC”), has repeatedly stated that the UK’s online gambling industry needed to take greater steps to implement effective AML and safer gambling policies and procedures. By way of example, in January 2018, the GBGC sent a letter to operators in the UK’s online casino sector indicating that the GBGC had identified significant concerns about the effectiveness of the online casino sector’s management and mitigation of AML and safer gambling risks. The GBGC indicated that it had already started investigations into 17 remote operators and was considering whether to undertake a license review of five operators with a view to exercising the GBGC’s regulatory powers. The GBGC re-emphasized its focus in this compliance area and the risk of license revocations in its enforcement report for 2018 and 2019. The GBGC has imposed financial penalties or regulatory settlements in lieu of a penalty on a number of different operators for failing to apply effective AML and/or safer gambling policies and procedures, including Gamesys, our wholly owned subsidiary.

In addition, there is a risk that increased safer gambling and AML regulatory measures in the UK will prove to be challenging for us. For example, our highest value customers may be unwilling to provide the additional detail required by us in the UK to ascertain their sources of wealth, the affordability of their leisure spending with us or their risk of gambling related harm or vulnerability, and to continue to verify such information. The GBGC is also consulting on tougher rules for online gambling operators for identifying and tackling gambling harm, including customer affordability, for all UK customers. The GBGC may impose requirements for a gambling business to act on information they have about a customer’s vulnerability and to assess whether a customer’s gambling is affordable at thresholds which will be set by the GBGC. The imposition of such requirements will significantly impact our business as we may be unable to establish the affordability of customers on the basis of available evidence and/or because customers are unwilling to provide the information requested.

The failure by any third-party providers or any relevant entity within the Company to establish and maintain effective and compliant AML, counter terrorism, anti-bribery, fraud detection, regulatory compliance and risk management processes may have a material adverse effect on our business, financial condition and results of operations.

The regulatory framework which governs our business, and its interpretation, may be subject to change which we may fail to anticipate and/or respond to.

We hold licenses issued by the GBGC. The holders of such licenses are bound to meet stringent compliance requirements relating to matters such as anti-money laundering, safer gambling, data protection, advertising and consumer rights issues. Compliance with such requirements is incorporated into the relevant licenses as a licensing condition (or similar) with a corresponding requirement for us to comply with such onerous requirements.

In carrying out its functions, the GBGC is under a statutory duty to ensure that license holders are operating their businesses in ways that are reasonably consistent with the licensing objectives set out in the Gambling Act 2005 (the primary legislation governing the licensing and regulation of gambling in Great Britain) (the “Gambling Act”), which are: (1) preventing gambling from being a source of (or associated with) crime or disorder, or being used to support crime; (2) ensuring that gambling is conducted in a fair and open way; and (3) protecting children and other vulnerable people from being harmed or exploited by gambling.

While the objectives of regulation may remain largely stable, the methods that operators are required to employ to meet those objectives is in a state of constant evolution and development. We must respond adequately to the challenges this presents. If we are found to be in breach of our obligation to comply with such licensing requirements, then the GBGC may impose a financial penalty on us or impose other penalties, including removing or imposing conditions on the relevant gambling licenses. Such action could have a material adverse effect on our financial performance.

New legislation governing the online gaming industry may be introduced in the UK which limits or restricts our operating model in that market.

In December 2020, the UK government commenced a review of the Gambling Act. The stated objective of the UK government is to ensure there is an appropriate balance between consumer freedoms and choice on the one hand and the prevention of harm to vulnerable groups on the other, and to ensure that consumers are suitably protected whenever they gamble. The review of the Gambling Act is extensive in scope. Key areas under review are:

•the effectiveness of the existing online protections in preventing gambling harm and an evidence-based consideration of, for example, imposing greater control on online product design such as stake, speed and prize limits and the introduction of deposit, loss and spend limits;
•the benefits or harms caused by allowing licensed gambling operators to advertise and make promotional offers and the positive or negative impact of gambling sponsorship arrangements across sports, e-sports and other areas;
•the effectiveness of the regulatory system currently in place, including consideration of whether the GBGC has sufficient investigative, enforcement and sanctioning powers to both regulate the licensed market and address the unlicensed market;
•the availability and suitability of redress arrangements in place for an individual consumer who considers they may have been treated unfairly by a gambling operator, including consideration of the introduction of other routes for consumer redress, such as a gambling ombudsman; and
•the effectiveness of current measures to prevent illegal underage gambling and consideration of what extra protections may be needed for young adults in the 18-25 age bracket.

The UK government launched a 16-week call for evidence which closed on March 31, 2021. Its findings will be informed by the data from the call for evidence. It is anticipated that the UK government will issue its conclusions and any proposals to amend the Gambling Act in the first half of 2022. As yet, the implications for the industry as a whole and us, in particular, remain the subject of speculation. A variety of stakeholders continue to lobby the UK government and the policies to be pursued by the legislature have yet to be published. There is a risk that the introduction of more stringent, safer gambling and/or AML regulatory measures in the UK market may prove operationally onerous for us. Moreover, the potential for the introduction of stake, speed and prize limits and the introduction of deposit, loss and spend limits may operate to impact our financial performance and reduce the long-term growth opportunities for us in the UK market.

Our business is subject to a variety of US and foreign laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business across jurisdictions. Any change in existing regulations or their interpretation, or the regulatory or prosecutorial climate applicable to our products and services, or changes in tax rules and regulations or interpretation thereof related to our products and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.

We are generally subject to laws and regulations relating to iGaming in the jurisdictions in which we conduct business, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations vary by jurisdiction, and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results. Some jurisdictions have introduced regulations attempting to restrict or prohibit online gaming, while others have taken the position that online gaming should be licensed and regulated and have adopted or are in the process of considering legislation and regulations to enable that to happen. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations.

Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our operations and financial results. Governmental authorities could view us as having violated local laws, despite our efforts to obtain all applicable licenses or approvals. There is also risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities or incumbent monopoly providers, or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors in the iGaming industry. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon our licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition and results of operations, as well as impact our reputation.

There can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate or regulate various aspects of the iGaming (or that existing laws in those jurisdictions will not be interpreted negatively). Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations, either as a result of our determination that a jurisdiction should be blocked or because a local license or approval may be costly for us or our business partners to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.

Our growth prospects depend on the legal status of real-money gaming in various jurisdictions and legalization may not occur in as many jurisdictions as we expect, or may occur at a slower pace than we anticipate. Additionally, even if jurisdictions legalize real money gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions, or the process of implementing regulations or securing the necessary licenses to operate in a particular jurisdiction may take longer than we anticipate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.

Several jurisdictions have legalized or are currently evaluating the legalization of real money gaming, and our business, financial condition, results of operations and business prospects are significantly dependent upon the status of legalization in these jurisdictions. Our business plan is partially based upon the legalization of real money gaming in additional jurisdictions and the legalization may not occur as anticipated. Additionally, if a large number of additional jurisdictions enact real money gaming legislation and we are unable to obtain, or are otherwise delayed in obtaining, the necessary licenses to operate iGaming websites in jurisdictions where such games are legalized, our future growth in iGaming could be materially impaired.

As we enter new jurisdictions, governments may legalize real money gaming in a manner that is unfavorable to us. As a result, we may encounter legal, regulatory and political challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new opportunity. Jurisdictions also impose substantial tax rates on iGaming revenue. Tax rates, whether federal- or state-based, that are higher than we expect will make it more costly and less desirable for us to launch in a given jurisdiction, while tax increases in any of our existing jurisdictions may adversely impact profitability.

Therefore, even in cases in which a jurisdiction purports to license and regulate iGaming, the licensing and regulatory regimes can vary considerably in terms of business-friendliness, and at times may be intended to provide incumbent operators with advantages over new licensees. Therefore, some “liberalized” regulatory regimes are considerably more economically viable than others.

We derive meaningful revenues from players located in jurisdictions in which we do not hold a license.

In certain jurisdictions, online gambling is either not regulated at all, is subject to very limited regulation or its legality is unclear. These jurisdictions are commonly referred to in the gaming industry as “unregulated jurisdictions.” Certain of our products are made available to players in unregulated jurisdictions. The relevant transactions in such unregulated jurisdictions and the associated player relationships that underpin them are generally regulated in either Malta or Gibraltar which use “point of supply” gambling regimes. We and our commercial partners hold point-of-supply licenses in Malta and Gibraltar. Therefore, such transactions are in fact heavily regulated but are not themselves regulated in the jurisdiction within which the player is ultimately located.

Operators within the online gambling industry, including Bally’s, have commonly taken a risk-based approach when supplying their online gambling services into jurisdictions in which it is not possible to obtain a gambling license. In these circumstances, online gambling operators may justify their remote supply of gambling services for a number of reasons, including a “country of origin” basis which asserts that it is lawful to supply online gambling services remotely from a jurisdiction in which a gambling license is held in another jurisdiction, unless there is something within the laws of that second jurisdiction that explicitly outlaws such provision and explicitly applies to such inward supply emanating from outside its borders. An example of this is Japan. Japan has been a focus of our international interactive segment and has yet to introduce its own licensing regime applicable to our business.

There is a risk that such jurisdictions may enact regulations relating to online real money gaming and that we may be required to register our activities or obtain licenses (or obtain further registrations or licenses, as applicable), pay taxes, royalties or fees or that the operation of online gambling businesses in such jurisdictions may be prohibited entirely. The implementation of additional licensing or regulatory requirements, prohibitions or payments in such jurisdictions could have an adverse effect on the viability of our revenue, operations, business or financial performance. Where we or our partners fail to obtain the necessary registrations or licenses, make the necessary payments or operate in a jurisdiction where online gambling is deemed to be or becomes prohibited, we or our partners may be subject to investigation, penalties or sanctions or forced to discontinue operations entirely in relation to that jurisdiction. Any such actions may also have an adverse impact on the way our regulators regulate us in the jurisdictions in which we hold licenses.

Certain of our technology providers, payment processing partners or other suppliers of content or services (collectively, “Infrastructure Services”) may cease to provide, or limit the availability of, such Infrastructure Services to the extent we derive revenue from, or makes such Infrastructure Services available to customers in, unregulated jurisdictions. There is no assurance that we would be able to identify suitable or economical replacements if such Infrastructure Services become unavailable.

There is also a risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities, incumbent monopoly providers or private individuals, could be initiated against us or providers of our Infrastructure Services in unregulated markets. Such potential proceedings could assert that online gambling services have not been lawfully supplied into the domestic market and could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed on us or our business partners and may divert the attention of our key executives. If we become subject to any such investigations, proceedings and/or penalties in one jurisdiction, this may lead to investigations, proceedings and/or penalties arising in other jurisdictions in which we operate and/or hold a license. Such investigations, proceedings and/or penalties could have a material adverse effect on our business, financial condition and results of operations, as well as our reputation. We derive meaningful revenues from players located in jurisdictions in which we do not hold a license.

We are exposed to exchange rate risks.

Foreign exchange risk arises when individual group entities enter into transactions denominated in a currency other than their functional currency. Our policy is, where possible, to allow our entities to settle liabilities denominated in their functional currency with the cash generated from their own operations in that currency. Where our entities have liabilities denominated in a currency other than their functional currency (and have insufficient reserves of that currency to settle them), cash already denominated in that currency will, where possible, be transferred from elsewhere within Bally’s. Apart from these particular cash flows, we aim to fund expenses and investments in the respective currency and to manage foreign exchange risk at a local level by matching the currency in which revenue is generated and expenses are incurred, as well as by matching the currency of our debt structure with the currency that cash is generated in. However, no assurance can be given that these policies will deliver all, or substantially all, of the expected benefits.

A vast majority of the revenues currently generated by Gamesys, our wholly owned subsidiary, are from the UK market and are conducted in British Pound Sterling (“GBP”) and are therefore susceptible to any movements in exchange rates between GBP and US Dollars (“USD”). Any exchange rate risk may materially adversely affect our business, financial condition and results of operations.

Our substantial activities in foreign jurisdictions may be affected by factors outside of our control.

A significant portion of our operations are conducted in non-US jurisdictions. As such, our operations may be adversely affected by changes in foreign government policies and legislation (including gambling legislation) or social instability and other factors that are not within our control, including renegotiation or nullification of existing contracts or licenses, changes in gambling policies, regulatory requirements or the personnel administering them, currency fluctuations and devaluations, exchange controls, economic sanctions, tax increases, retroactive tax claims, changes in taxation policies, risk of terrorist activities, revolution, border disputes, implementation of tariffs and other trade barriers and protectionist practices, volatility of financial markets and fluctuations in foreign exchange rates, difficulties in the protection of intellectual property, labor disputes and other risks arising out of foreign governmental sovereignty over the areas in which operations are conducted. Our operations may also be adversely affected by laws and policies of such foreign jurisdictions affecting foreign trade, taxation and investment. Accordingly, our activities in foreign jurisdictions could be substantially affected by factors beyond our control, any of which could have a material adverse effect on our business, financial condition and results of operations.

In the event of a dispute arising in connection with operations in a foreign jurisdiction where we conduct business, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdictions of the courts of the UK or enforcing UK judgments in such other jurisdictions. We may also be hindered or prevented from enforcing their rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.

We may also enter into agreements and conduct activities outside of the jurisdictions in which we currently carry on business, which expansion may present challenges and risks as a result of the factors described above that we have not faced in the past, any of which could have a material adverse effect on our business, financial condition and results of operations.

The UK’s withdrawal from the European Union (the “EU”) and the wider political climate may have a negative effect on global economic conditions, financial markets and our business, financial condition and results of operations.

We are a multinational group with worldwide operations, including material revenues derived from the UK. The UK formally left the EU on January 31, 2020 (“Brexit”) which has resulted, and the medium- and long-term consequences of Brexit may result, in significant economic, political and social instability, not only in the UK and Europe, but across the globe generally. In particular, this has led to volatility in the value of GBP, which may affect our profitability. These developments and the prevailing uncertainty relating to these developments have had and may continue to have a material adverse effect on global economic conditions, and economic conditions in the UK in particular, and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility.

Despite a new free trade agreement between the UK and the EU, lack of clarity about future UK laws and regulations as the UK determines which EU laws to replace or maintain, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the UK, increase costs, depress economic activity and restrict our access to capital and impact revenues. In particular, Brexit may lead to material changes to the regulatory regimes that would be applicable to our operations in the UK in the future. This could increase our compliance and operating costs and have a material adverse effect on our business, financial condition and results of operations.

Further economic, political and social instability may also result from the Scottish public voting for Scotland to leave the UK in any future referendum. Scotland’s First Minister has tabled draft legislation to set the rules for a second independence referendum (though any such referendum would be subject to UK government approval). The implications of any vote in favor of independence are uncertain, but could still be wide-ranging (for instance, in affecting the value of GBP, global markets and the ongoing relationship between Scotland and the rest of the UK and, potentially, the introduction of a discrete gambling regulatory regime in Scotland). Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Our activities are affected by the General Data Protection Regulation (“GDPR”).

We are required to comply with the GDPR to the extent that we either: (1) have customers located in the UK and the EU or (2) conduct the processing of personal data in the EU. The impact of the GDPR is of particular relevance to our marketing activities and information technology security systems and procedures. The GDPR and associated e-privacy laws impose constraints on the ability of a data controller to profile and market to customers. Data subjects have the right to object to a controller processing their data in certain circumstances, including the right to object to their data being processed for the purposes of direct marketing. Controllers of personal data are required to maintain written records as to how they comply with the GDPR and provide more detailed information to data subjects in relation to how their data is being processed. In addition, updated e-privacy laws are under consideration in the EU to update the legislative rules applicable to digital and online data processing and to align e-privacy laws to the GDPR.

The GDPR also increased the level of fines which may be imposed for a breach of data protection laws, with the maximum fine (in the most serious cases of a breach of the GDPR) being the higher of €20 million (£17.5 million for the UK) or four percent of annual worldwide turnover. In certain instances, we could be held jointly responsible for breaches committed by the third-party service providers which we use or by other third parties with whom we share personal data.

Many of the obligations imposed on controllers by the GDPR are expressed as high-level principles, such as the obligation to act fairly with respect to the processing of personal data. The manner in which the data regulators and courts will interpret and apply the GDPR is and will continue to evolve over time. These procedures and policies may adversely affect our business by constraining our data processing activities or by increasing our operational and compliance costs. Additional updates to these policies and procedures and associated operational changes may be required and costs incurred to comply with updates to e-privacy laws.

If our or any third-party service providers’ data processing activities breach the GDPR (or associated e-privacy laws), then we could, whether as a result of a failure to implement adequate policies and procedures or otherwise, face significant fines and/or the revocation of existing licenses and/ or the refusal of new applications for licenses, as well as claims by customers and reputational damage. The resultant losses suffered could materially adversely affect our business, financial condition and results of operations. There can be no assurances that we would be able to recoup such losses, whether in whole or in part, from our third-party service providers or insurers.

Business Operational Risks

We have expanded our business model, which makes it difficult for us to forecast our financial results, creates uncertainty as to how investors will evaluate our prospects, and increases the risk that we will not be successful.

We have expanded our product offering to include sportsbook and iGaming product offerings. In November 2020, we announced a long-term strategic partnership with Sinclair that combines our sports betting technology with their local broadcast television stations and regional sports networks. During 2021, our acquisitions included Bet.Works Corp, MKF, SportCaller, AVP, Telescope and Gamesys. These acquisitions represent an expanded business model and new offerings. Accordingly, it will be difficult for us to forecast our future financial results, and it will be uncertain how our expanded business model will affect investors’ perceptions and expectations, which can be idiosyncratic and vary widely, with respect to our prospects. It may be difficult for investors to evaluate our business due to the lack of similarly situated competitors. Furthermore, our expanded business model may not be successful. Consequently, you should not rely upon our past quarterly financial results as indicators of our future financial performance, and our financial results and stock price may be negatively affected.

We will be reliant on effective payment processing services from a limited number of providers in each of the markets in which we operate.

The provision of convenient, trusted, fast and effective payment processing services to our customers and potential customers is critical to our business. If there is any deterioration in the quality of the payment processing services provided to these customers or any interruption to those services (including with respect to system intrusions, unauthorized access or manipulation), or if such services are only available at an increased cost to us or our customers or are terminated and no timely and comparable replacement services are found, our customers and potential customers may be deterred from using our products. In addition, our inability to secure payment processing services in markets into which we intend to expand may seriously impair our growth opportunities and strategies. Any of these occurrences may have a material adverse effect on our business, financial condition and results of operations.

Furthermore, a limited number of banks and credit card companies process online gambling related payments as a matter of internal policy and any capacity to accept such payments may be limited by the regulatory regime of a given jurisdiction. The introduction of legislation or regulations restricting financial transactions with online gambling operators, other prohibitions or restrictions on the use of credit cards and other banking instruments for online gambling transactions may restrict our ability to accept payments from our customers. These restrictions may be imposed as a result of concerns related to fraud, payment processing, AML or other issues related to the provision of online gambling services. A number of issuing banks or credit card companies may from time to time reject payments to us that are attempted to be made by our customers. Should such restrictions and rejections become more prevalent, or any other restriction on payment processing be introduced, gambling activity by our customers could be adversely affected, which in turn could have a material adverse effect on our business, financial condition and results of operations.

In addition, we are subject to the risk of credit card chargebacks, which may also result in possible penalties. A chargeback is a credit card originated deposit transaction to a player account with an operator that is later reversed or repudiated. The risk of such chargeback transactions is greater in respect of certain markets and certain payment methods. We recognize revenue upon the first loss of the player on amounts tendered, and any credit card chargebacks are then deducted from their revenues. Even though security measures are in place, high rates of credit card chargebacks could result in credit card associations levying additional costs and fines or withdrawing their service and could have a material adverse effect on our business, financial condition and results of operations.

Our VLTs and table games hold percentages may fluctuate.

The gaming industry is characterized by an element of chance and our casino guests’ winnings depend on a variety of factors, some of which are beyond our control. In addition to the element of chance, hold percentages (the ratio of net win to total amount wagered) are affected by other factors, including players’ skill and experience, the mix of games played, the financial resources of players, the volume of bets placed and the amount of time played. The variability of our hold percentages has the potential to adversely affect our business, financial condition and results of operations.

Our profitability will be dependent, in part, on return to players.

The revenue from certain of our gaming products depends on the outcome of random number generators built into the gaming software running the games made available to customers. Return to player is measured by dividing the amount of real money won by players on a particular game by the total real money wagers over a particular period on that game. An increasing return to player may negatively affect revenue as it represents a larger amount of money being won by players. Return to player is driven by the overall random number generator outcome, the mechanics of different games and jackpot winnings. Each game utilizes a random number generating engine; however, generally the return to player fluctuates in the short-term based on large wins or jackpots or a large share of wagers made for higher-payout games. To the extent we are unable to set, or fail to obtain, a favorable return to player in our (or a third-party supplier’s) gambling software which maximizes revenue, it could have a material adverse effect on our business, financial condition and results of operations.

The success, including win or hold rates, of existing or future sports betting and iGaming products depends on a variety of factors and is not completely controlled by us.

The sports betting and iGaming industries are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of sports bet or iGame, on average, will win or lose in the long run. Net win is impacted by variations in the hold percentages, or actual outcomes, on our iGames and sports betting we offer to our users. We use the hold percentages as an indicator of an iGame’s or sports bet’s performance against its expected outcome. Although each iGame or sports bet generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. In addition to the element of chance, win rates (hold percentages) may also (depending on the game involved) be affected by the spread of limits and factors that are beyond our control, such as a user’s skill, experience and behavior, the mix of games played, the financial resources of users, the volume of bets placed and the amount of time spent gambling. As a result of the variability in these factors, the actual win rates on our online iGames and sports bets may differ from the theoretical win rates we have estimated and could result in the winnings of our iGame’s or sports bet’s users exceeding those anticipated. The variability of win rates (hold rates) also have the potential to negatively impact our financial condition, results of operations and cash flows.

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

We extend credit to a portion of our customers, and we may not be able to collect gaming receivables from our credit customers.

We conduct our gaming activities on a credit and cash basis at many of our properties. Any such credit we extend is unsecured. Table game players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than customers who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular period. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible. Gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of the jurisdictions in which we allow play on a credit basis, and judgments on gaming debts in such jurisdictions are enforceable in all US states under the Full Faith and Credit Clause of the US Constitution; however, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the US of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from US courts are not binding on the courts of many foreign nations.

Declining popularity of games and changes in device preferences of players could have a negative effect on our business.

Revenue from online games tends to decline over time after reaching a peak of popularity and player usage. The speed of this decline is referred to as the decay rate of a game. As a result of this natural decline in the life cycle of our products, our business depends on our ability and the ability of our third-party partners to consistently and timely launch new games across multiple platforms and devices that achieve significant popularity. Our ability to successfully launch, sustain and expand games as applicable, largely will depend on our ability to, amongst other things: (1) anticipate and effectively respond to changing game player interests and preferences; (2) anticipate or respond to changes in the competitive landscape; (3) develop, sustain and expand games that are fun, interesting and compelling to play; (4) minimize launch delays and cost overruns on new games; (5) minimize downtime and other technical difficulties; (6) acquire leading technology and high quality personnel; and (7) comply with constraints on game design and/or functionality imposed by regulators. There is a risk that we may not launch any new games according to schedule, or that those games do not attract and retain a significant number of players, which could have a negative effect on our business, financial condition and results of operations.

Furthermore, more individuals are using non-PC/laptop devices to access the Internet and versions of our technology developed for these devices may not be widely adopted by users of such devices. The number of people who access the Internet through devices other than personal computers, including mobile telephones, tablets and television set-top devices, has increased over the past several years. If we are unable to attract and retain a substantial number of alternative device users to our gambling services or if we are slow to develop products and technologies that are more compatible with non-PC/laptop communications devices relative to our competitors, we may fail to capture a significant share of an increasingly important portion of the market for online gambling services.

In addition to offering popular new games, we must extend the life of the existing games which we make available to users, in particular the most successful games. While it is difficult to predict when revenues from any such existing games will begin to decline, for a game to remain popular, we must constantly enhance, expand or upgrade the relevant game with new features that players find attractive. There is a risk that we may not be successful in enhancing, expanding or upgrading our current games or any new games in the future and, in addition, regulators may introduce new rules that limit functionality within existing games. Should we not succeed in sufficiently offsetting the effects of declining popularity in the games we make available, this may have a material adverse effect on our business, financial condition and results of operations.

The casino, hotel and hospitality industry is capital intensive and we may not be able to finance development, expansion and renovation projects, which could put us at a competitive disadvantage.

Our casino and hotel properties have an ongoing need for renovations and other capital improvements to remain competitive, including room refurbishments, amenity upgrades and replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with applicable laws and regulations. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our business and results of operations.

Renovations and other capital improvements of casino properties in particular require significant capital expenditures. In addition, any such renovations and capital improvements usually generate little or no cash flow until the projects are completed. We may not be able to fund such projects solely from cash provided from operating activities. Consequently, we may have to rely upon the availability of debt or equity capital to fund renovations and capital improvements, and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing on favorable terms or at all. Our failure to renovate and maintain gaming and entertainment venues from time to time may put us at a competitive disadvantage to gaming and entertainment venues offering more modern and better maintained facilities, which could adversely affect our business, financial condition and results of operations.

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

Although we only intend to engage in acquisitions that, if consummated, will be accretive to us and our shareholders, acquisitions require significant management attention and resources to integrate new properties, businesses and operations. Our ability to realize the anticipated benefits of acquisitions will depend, in part, on our ability to integrate the acquired businesses with our businesses. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both of the companies and may not result in the full benefits expected. Potential difficulties we may encounter as part of the integration process that may negatively impact our earnings or otherwise adversely affect our business and financial results include, among other things, the following:

•the inability to successfully incorporate acquired assets in a manner that permits us to achieve the full revenue increases, cost reductions and other benefits anticipated to result from any acquisitions;
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

We may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures or new business strategies.

We have invested in, formed strategic alliances with and announced proposed joint ventures with other companies, such as the proposed joint venture with IGT in Rhode Island (the “Joint Venture”), and we may expand those relationships or enter into similar relationships with additional companies which may require various state approvals which may or may not be granted. These initiatives are typically complex and we may not be able to complete anticipated alliance or joint venture transactions, the anticipated benefits of these transactions may not be realized or the benefits may be delayed. For example, we may not successfully integrate an alliance or joint venture with our operations, including the implementation of our controls, systems, procedures and policies, or unforeseen expenses or liabilities may arise that were not discovered during due diligence prior to an investment or entry into a strategic alliance, or a misalignment of interests may develop between us and the other party. Further, to the extent we share ownership, control or management with another party in a joint venture, our ability to influence the joint venture may be limited, and we may be unable to prevent misconduct or implement our compliance or internal control systems. In addition, implementation of a new business strategy may lead to the disruption of our existing business operations, including distracting management from current operations. Results of operations from new activities may be lower than our existing activities, and, if a strategy is unsuccessful, we may not recoup our investments in that strategy. Failure to successfully and timely realize the anticipated benefits of these transactions or strategies could have an adverse effect on our financial condition or results of operations.

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

The Joint Venture will be subject to the risks associated with the Company’s gaming business, approvals by the state of Rhode Island, in addition to the risks associated with IGT’s machine gaming business, and the business, financial condition and results of operations of the Joint Venture may be affected by factors that are different from or in addition to those currently affecting the independent business, financial condition and results of operations of the Company’s gaming business. Many of these factors are outside of our and the Joint Venture’s control and could materially impact the business, financial condition and results of operations of the Joint Venture. Moreover, although we will have certain consent, board representation and other governance rights with respect to the joint venture, the Company will be a minority owner of the Joint Venture. As a result, we will not have control over the Joint Venture, its management or its policies and we may have business interests, strategies and goals that differ in certain respects from those of IGT or the Joint Venture.

Our growth will depend, in part, on the success of our strategic relationships with third parties. Overreliance on certain third parties or our inability to extend existing relationships or agree to new relationships may cause unanticipated costs for us and impact our financial performance in the future.

We have entered into strategic partnerships with Sinclair, the National Hockey League and others and may enter into relationships with advertisers, casinos and other third parties in order to attract users to our platform. These relationships along with providers of online services, search engines, social media, directories and other websites and e-commerce businesses direct consumers to our platform. In addition, many of the parties with whom we have advertising arrangements provide advertising services to other companies, including other fantasy sports and gaming platforms with whom we compete. While we believe there are other third parties that could drive users to our platform, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing relationships or our future relationships fails to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract consumers cost effectively and harm our business, financial condition and results of operations.

Our branded sites are heavily reliant on well-known brands owned by third parties.

We operate certain branded sites, including sites branded as Virgin Games, Double Bubble Bingo and Monopoly Casino. All such branded sites operated by us are reliant on the use of highly trusted and recognizable brands which are owned by third parties (the “Third Party Brands”). We operate the Third Party Brands pursuant to brand licensing arrangements with the relevant third party brand owner (the “Brand Owner”). We are contractually required to operate such branded sites in accordance with those brand licensing arrangements, and any material breach of those requirements may expose us to claims for breach of contract and/or may lead to the Brand Owner terminating or failing to renew the brand licensing arrangements. We own the player data in respect of such branded sites, and in the event that the brand licensing arrangements for any of such branded sites were to be terminated early or not renewed, then we would seek to migrate those players to a different gaming site operated by us. However, there is a risk that any replacement branded site offered by us may not successfully retain the custom of those players, and in the event that we lose the right to use any of the Third Party Brands, our business, financial condition and results of operations may be materially adversely affected.

We are exposed to the risk that the reputation of the Third Party Brands may be adversely affected by the activities of third parties over whom we have no control. For example, we operate the Virgin Games site. The Virgin brand is used by a wide range of businesses. In the event that the reputation of the Virgin brand was to be adversely affected due to the actions of third parties, that may affect our business prospects.

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

Our operations in other states are generally subject to significant revenue-based taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time. In addition, from time to time, federal, state and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Further, worsening economic conditions could intensify the efforts of applicable state and local governments to raise revenues through increases in gaming taxes and/or property taxes. It is not possible to determine with certainty the likelihood of changes in tax laws in these jurisdictions or in the administration of such laws. Such changes, if adopted, could adversely affect our business, financial condition and results of operations. The large number of state and local governments with significant current or projected budget deficits makes it more likely that those governments that currently permit gaming will seek to fund such deficits with new or increased gaming taxes and/or property taxes and worsening economic conditions could intensify those efforts. Any material increase, or the adoption of additional taxes or fees, could adversely affect our future financial results.

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

Future changes to US and non-US tax laws could adversely affect our business.

The US Congress, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where Bally’s and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the US, the UK and other countries in which Bally’s and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect Bally’s and its affiliates.

In addition, the US government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, an increase in the tax rate applicable to global intangible low-taxed income, the elimination of certain tax exemptions and the imposition of minimum taxes or surtaxes on certain types of income. No specific US tax legislation has been proposed at this time and the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business.

If we fail to detect fraud, theft or cheating, including by our users and employees, our reputation may suffer which could harm our brand and reputation and negatively impact our business, financial condition and results of operations and can subject us to investigations and litigation.

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

Acts of fraud may involve various tactics, including collusion. Successful exploitation of our systems could have negative effects on our product offerings, services and user experience and could harm our reputation. Failure to discover such acts or schemes in a timely manner could result in harm to our operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition and results of operations. In the event of the occurrence of any such issues with our existing platform or product offerings, substantial engineering and marketing resources and management attention, may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.

In addition, any misappropriation of, or access to, users’ or other proprietary information or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, force us to modify our business practices, damage our reputation and expose us to claims from our users, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.

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

Most of our employees in Rhode Island and New Jersey are represented by a labor union and are subject to collective bargaining agreements with us. As of December 31, 2021, we had 22 collective bargaining agreements covering approximately 2,364 employees. All collective bargaining agreements have either been renegotiated for a three- or five-year term or extended until 2022. There can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements. We may also face organizing activities that could result in additional employees becoming unionized. Furthermore, collective bargaining agreements may limit our ability to reduce the size of our workforce during an economic downturn, which could put us at a competitive disadvantage.

Our obligation to fund multi-employer defined benefit pension plans to which we are a party may adversely affect us.

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

In addition, the funding obligations for our pension plans will be impacted by the performance of the financial markets, particularly the equity markets and interest rates. Funding obligations are determined by government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected, we could be required to make larger contributions. The equity markets can be very volatile, and in the first quarter of 2022 have displayed meaningful volatility and, therefore, our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase our required contributions in the future and adversely impact our liquidity.

We may incur impairments to goodwill, indefinite-lived intangible assets or long-lived assets.

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

Casino, hotel and racing operations in our markets are subject to seasonal variation. Seasonal weather conditions can frequently adversely affect transportation routes to each of our properties and may cause snowfall, flooding and other effects that result in the closure of our properties. In addition, our sports betting business may experience seasonality based on the relative popularity of certain sports at different parts of the year. As a result, unfavorable seasonal conditions could have a material adverse effect on our business, financial condition and results of operations.

Our business is particularly sensitive to energy prices and a rise in energy prices could harm our operating results.

We are a large consumer of electricity and other energy and, therefore, higher energy prices may have an adverse effect on our results of operations. Accordingly, increases in energy costs may have a negative impact on our operating results. Additionally, higher electricity and gasoline prices that affect our customers may result in reduced visitation to our properties and a reduction in our revenues. We may be indirectly impacted by regulatory requirements aimed at reducing the impacts of climate change directed at up-stream utility providers, as we could experience potentially higher utility, fuel and transportation costs.

Our insurance and self-insurance programs may not be adequate to cover future claims.

Although we maintain insurance that we believe is customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all losses and damage to which our business or our assets might be subjected. We use a combination of insurance and self-insurance to provide for potential liabilities, including employee healthcare benefits, up to certain stop-loss amounts which limit our exposure above the amounts we have self-insured. We estimate the liabilities and required reserves associated with the risks we retain. Any such estimates and actuarial projection of losses is subject to a considerable degree of variability. A considerable increase in claims as a result of a pandemic, including as a result of the COVID-19 pandemic, could have a material adverse effect on our business, financial condition or results of operations. If actual losses incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss that exceeds our self-insurance reserves, and any excess insurance coverage, the loss and attendant expenses could harm our business, financial condition or results of operations. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are uninsured or underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payments of our obligations. We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits, further increase our deductibles or agree to certain exclusions from our coverage.

Our results of operations and financial condition could be adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.

Natural disasters, such as major hurricanes, typhoons, floods, fires and earthquakes, could adversely affect our business and operating results. Hurricanes are common in the areas in which our Mississippi properties are located, and the severity of such natural disasters is unpredictable.

Catastrophic events, such as terrorist attacks in the US and elsewhere, have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions) and tourism. We cannot accurately predict the extent to which such events may affect us, directly or indirectly, in the future. There can be no assurance that we will be able to obtain or choose to purchase any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts. If there is a prolonged disruption at our facilities due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition would be adversely affected.

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

If our user base and engagement continue to grow, and the amount and types of offerings continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies or interruptions in the delivery or degradation of the quality of our offerings. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the user experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies (such as the coronavirus) or other catastrophic events. Any unscheduled interruption in our technology services is likely to result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations, cloud computing and lottery systems.

We believe that if our users have a negative experience with our offerings, or if our brand or reputation is negatively affected, users may be less inclined to continue or resume utilizing our products or recommend our platform to other potential users. As such, a failure or significant interruption in our service would harm our reputation, business and operating results.

We are reliant on the reliability and viability of Internet infrastructure, which is out of our control, and the proper functioning of our own network systems.

The growth of Internet usage has caused interruptions and delays in processing and transmitting data over the Internet. There can be no assurance that Internet infrastructure or our own network systems will continue to be able to support the demands placed on them by the continued growth of the Internet, the overall online gambling industry or that of our customers. The Internet’s viability could be affected by delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or by increased government regulation. The introduction of legislation or regulations requiring Internet service providers in any jurisdiction to block access to our websites and products may restrict the ability of our customers to access products and services offered by us. Such restrictions, should they be imposed, could have a material adverse effect on our business, financial condition and results of operations.

If critical issues concerning the commercial use of the Internet are not favorably resolved (including security, reliability, cost, ease of use, accessibility and quality of service), if the necessary infrastructure is not sufficient or if other technologies and technological devices eclipse the Internet as a viable channel, this may negatively affect Internet usage, and our business, financial condition and results of operations will be materially adversely affected. Additionally, the increasing presence of viruses and cyber-attacks may affect the viability and infrastructure of the Internet and/or the proper functioning of our network systems and could materially adversely affect our business, financial condition and results of operations.

Our business may be harmed from cybersecurity incidents and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our customers’, business partners’ or our own information or other breaches of information security.

We make extensive use of online services and centralized data processing, including through third-party service providers. We have experienced cyber-attacks, attempts to breach our systems and other similar incidents. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems, or those of service providers and business partners, that maintain and transmit customer or employee information may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees, or those of a third-party service provider or business partner. As a result, our customers’ or employee’s information may be lost, disclosed, accessed or taken without our customers’ or employees’ consent.

In addition, third-party service providers and other business partners process and maintain proprietary business information and data related to our employees, customers, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third-party penetration of our network security or that of a third-party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees or those of a third-party service provider or business partner. As a result, our business information or customer, supplier and other business partner data may be lost, disclosed, accessed or taken without consent.

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

Financing Risks

Our debt agreements and the Regulatory Agreement contain restrictive covenants that may limit our operating flexibility.

Our current debt agreements and the Regulatory Agreement include, and our future debt agreements and regulatory agreements will likely include, numerous financial and other covenants, imposing financial and operating restrictions on our business. Our ability to comply with these provisions may be affected by general economic conditions, industry conditions and other events beyond our control. There can be no assurance that we will be able to comply with these covenants. The failure to comply with a financial covenant or other restriction contained in the agreements governing our indebtedness or in the Regulatory Agreement may result in an event of default under such agreements or sanctions or fines under the Regulatory Agreement. An event of default under our debt agreements could result in acceleration of some or all of the applicable indebtedness as well as other indebtedness of ours and the inability to borrow additional funds. We do not have, and cannot be certain we would be able to obtain, sufficient funds to repay any such indebtedness if it is accelerated. Restrictions in our debt agreements or in the Regulatory Agreement might affect our ability to operate our business, might limit our ability to take advantage of potential business opportunities as they arise and might adversely affect the conduct of our current business, including by restricting our ability to finance future operations and capital needs and limiting our ability to engage in other business activities.

Our existing and future indebtedness may limit our operating and financial flexibility.

As of December 31, 2021, we had approximately $3.53 billion of total indebtedness outstanding consisting of $1.945 billion outstanding under our term loan facility (the “Term Loan”) pursuant to the terms of a credit agreement we entered into on October 1, 2021 (the “Credit Agreement”) with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders party thereto, and $1.5 billion in aggregate principal amount of outstanding 5.625% senior notes due 2029 and 5.875% senior notes due 2031 (collectively, the “Senior Notes”). As of December 31, 2021, we have a $620.0 million revolving credit facility (the “Revolving Credit Facility” or “Revolver” and, together with the Term Loan, the “Credit Facility”), of which there were $85.0 million in borrowings as of that date. This indebtedness may have important negative consequences for us, including:

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

Though we have significant amounts of indebtedness outstanding, we have the ability to borrow the entire $620.0 million under our Revolving Credit Facility and may issue or incur additional indebtedness to fund our operations, including as necessary to execute on our growth strategy. Further, we may incur other liabilities that do not constitute indebtedness. The risks that we face based on our outstanding indebtedness may intensify if we incur additional indebtedness or financing obligations in the future.

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

The transition away from the London Interbank Offered Rate (“LIBOR”) and the adoption of alternative reference rates could adversely affect Bally’s business and results of operations.

Borrowings under our Credit Facility primarily bear interest based on LIBOR. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the US Federal Reserve and the UK’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. The US Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative for use in financial and other derivatives contracts that are currently indexed to USD LIBOR. Our Credit Facility includes provisions addressing the future discontinuation of LIBOR that are broadly consistent with the “hardwired” approach recommended by the Alternative Reference Rates Committee. Such provisions provide for a transition, upon the occurrence of certain triggering events, to a SOFR-based interest rate or, under certain circumstances, interest rates based on another benchmark to be determined, together in each case with certain spread adjustments and other changes necessary to implement such replacement benchmark. At this time, we are not able to predict the effect any modification or discontinuation of LIBOR will have on us, whether SOFR will become a widely accepted benchmark in place of LIBOR or what the impact of such a possible transition to SOFR may be on our business, financial condition and results of operations.

A market downturn may negatively impact our access to financing.

Since emergence from a recession over ten years ago, the US economy has been expanding at various growth rates. Such growth could slow or reverse, and another economic downturn could occur, including as a result of a potential resurgence of another COVID-19 variant. A downturn in the financial markets or market volatility (like those now being experienced) could negatively impact our ability to access capital and financing (including financing necessary for acquisitions or to refinance our existing indebtedness) on acceptable terms and prices, that we would otherwise need in connection with the operation of our business.

Risks Related to our Common Stock

The market price of our common stock could fluctuate significantly.

There have been and are periods of time when the US securities markets have experienced significant price fluctuations. These price fluctuations may be day-to-day or they may last for extended periods of time. Significant price fluctuations in the securities markets as a whole have caused, and may continue to cause, the market price of our common stock to be volatile and subject to wide fluctuations. The trading volume of our common stock may fluctuate and cause significant price variations to occur. Additional factors that could cause fluctuations in, or adversely affect, our stock price or trading volume include:

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

Our largest shareholder owns a meaningful percentage of our outstanding common stock.

Standard General L.P. (“Standard General”), our largest shareholder, beneficially owned 22.1% of our outstanding common stock as of February 14, 2022. Standard General’s Managing Partner and Chief Investment Officer serves as the chairman of our Board. Standard General is authorized by Rhode Island regulatory authorities to acquire up to 40% of our outstanding common stock.

On January 25, 2022, Standard General proposed to acquire all Bally’s common stock not owned by Standard General or its affiliates at $38.00 per share. The proposal was subject to various conditions, including among others the entry into definitive documents and the approval of a committee of our independent directors. There can be no assurance that any transaction will result or, if so, as to the timing or terms thereof, any alternative transaction or the impact on other shareholders.

We are not paying dividends and any decision to do so in the future will be at the discretion of our Board.

The timing, declaration, amount and payment of any future dividends will be at the discretion of our Board and will depend upon, among other factors, our earnings, cash requirements, financial condition, requirements to comply with the covenants under our debt agreements and the Regulatory Agreement, legal considerations and other factors that our Board deems relevant. If we do not pay cash dividends on our common stock in the future, then the return on an investment in our common stock will depend upon our future stock price and other forms of returning capital. There is no guarantee that our common stock will maintain its value or appreciate in value.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES
The Company’s Casinos & Resorts reportable segment consists of 15 properties managed/owned by Bally’s as of December 31, 2021, as shown in the table below:

Property	Location	Type	Built/Acquired	Gaming Square Footage	Slot Machines	Table Games	Hotel Rooms	Food and Beverage Outlets	Racebook	Sportsbook
Bally’s Twin River Lincoln Casino Resort(1)	Lincoln, RI	Casino and Resort	2004	162,420	3,979	114	136	21	Yes	Yes
Hard Rock Hotel & Casino Biloxi(1)	Biloxi, MS	Casino and Resort	2014	50,984	975	55	479	15	No	Yes
Bally’s Tiverton Casino & Hotel(1)	Tiverton, RI	Casino and Hotel	2018	33,840	1,000	32	83	7	Yes	Yes
Bally’s Dover Casino Resort(3)	Dover, DE	Casino, Resort and Raceway	2019	84,075	2,060	37	500	8	Yes	Yes
Bally’s Black Hawk(1)(2)	Black Hawk, CO	3 Casinos	2020	34,632	555	31	—	7	No	Yes
Bally’s Kansas City Casino	Kansas City, MO	Casino	2020	39,788	872	22	—	3	No	No
Bally’s Vicksburg Casino(1)	Vicksburg, MS	Casino and Hotel	2020	32,608	481	8	89	2	No	Yes
Bally’s Atlantic City Casino Resort(1)	Atlantic City, NJ	Casino and Hotel	2020	83,869	1,352	81	1,214	10	No	Yes
Bally’s Shreveport Casino & Hotel	Shreveport, LA	Casino and Hotel	2020	49,916	1,381	53	403	5	No	No
Bally’s Lake Tahoe Casino Resort	Lake Tahoe, NV	Casino and Resort	2021	48,425	374	17	438	7	Yes	Yes
Bally’s Evansville Casino & Hotel(3)	Evansville, IN	Casino and Hotel	2021	46,265	1,016	30	338	4	No	Yes
Bally’s Quad Cities Casino & Hotel(1)	Rock Island, IL	Casino and Hotel	2021	39,604	857	22	205	5	No	No
Bally’s Arapahoe Park	Aurora, CO	Racetrack/OTB Site	2004	—	—	—	—	1	Yes	No
__________________________________
(1)    The properties noted above are required to be mortgaged under and will be encumbered by our Credit Agreement entered into on October 1, 2021.
(2)    These properties include Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(3)    Properties leased from GLPI under the Master Lease agreement. Refer to Note 13 “Leases” for further information.

As of December 31, 2021, Bally’s had 242,200 square feet of office space, including the corporate headquarters located in Providence, Rhode Island. Our interactive businesses operate primarily in leased office space located in the UK, Malta, Canada, US, Estonia, Sweden, Gibraltar, Isle of Man, Philippines, Hong Kong and Ceuta.

Recently Issued Accounting Pronouncements

For a discussion of recently issued financial accounting standards, refer to Note 3 “Recently Issued and Adopted Accounting Pronouncements,” “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further detail.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Our Common Stock

Our common stock is listed on the NYSE under the symbol “BALY.”

Stock Performance Graph

Our shares of common stock began trading on the NYSE on March 29, 2019. Accordingly, no comparative stock performance information is available prior to this date. The performance graph below compares the cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones US Gambling Index. The performance graph assumes that $100 was invested on March 29, 2019 in each of our common stock, the S&P 500 and the Dow Jones US Gambling Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

COMPARISON OF 33 MONTH CUMULATIVE TOTAL RETURN*
Among Bally’s Corporation, the S&P 500 Index
and the Dow Jones US Gambling Index

*$100 invested on March 29, 2019 in stock or index, including reinvestment of dividends.

Copyright© 2022 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2022 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

Dividend Policy

During the year ended December 31, 2019, we declared and paid cash dividends of $0.20 per share to common shareholders. In February 2020, the Board declared a dividend of $0.10 per share of common stock to holders of record as of March 6, 2020 to be paid on March 20, 2020. In connection with the COVID-19 pandemic and a related amendment to our prior credit facility, we ceased paying dividends. We do not currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.

Holders

At February 14, 2022, there were 281 holders of record of our common stock, although we believe there are a significantly larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of shareholders.

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

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended December 31, 2021 (in thousands, except Average Price Paid per Share):

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	—	$—		—	$434,948
November 1, 2021 - November 30, 2021	942	43.32		942	394,153
December 1, 2021 - December 31, 2021	1,247	37.08		1,247	347,923
	2,189	$39.76	(a)	2,189	$347,923
__________________________________
(a)    Weighted-average.

Changes to Authorized Shares

On May 18, 2021, following receipt of required shareholder approvals, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million to 200 million, and authorize the issuance of up to 10 million shares of preferred stock. As of December 31, 2021, no shares of preferred stock have been issued.

ITEM 6.    [RESERVED]

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

Executive Overview

We are a global gaming, hospitality and entertainment company with a portfolio of casinos and resorts and online gaming businesses. We provide our customers with physical and interactive entertainment and gaming experiences, including traditional casino offerings, iCasino, online bingo games, sportsbook, DFS and F2P.

As of December 31, 2021, we own and manage 14 land-based casinos and one horse racetrack in ten states across the US operating under Bally’s brand. Our land-based casino operations include approximately 14,900 slot machines, 500 table games and 3,900 hotel rooms, along with various restaurants, entertainment venues and other amenities. Certain of our properties are leased under a master lease agreement with GLPI, a publicly traded gaming-focused REIT. With our acquisition of London-based Gamesys on October 1, 2021, we expanded our geographical and product footprints to include an iGaming business with well-known brands providing iCasino and online bingo experiences to our global online customer base with concentrations in Europe and Asia and a growing presence in North America. Our iCasino and online bingo platforms and games content, sportsbook and F2P games are provided on a B2B as well as a B2C basis. Our revenues are primarily generated by these gaming and entertainment offerings. We own and operate our proprietary software and technology stack designed to allow us to provide consumers differentiated offerings and exclusive content.

In late 2020, we changed our name to Bally’s Corporation. We believe that the “Bally’s” trade name brand has a rich history of gaming, hospitality and entertainment providing immediate and enhanced nationwide brand recognition.

In 2021, we took significant steps forward in our strategy. We acquired multiple casino and resort properties, including Bally’s Lake Tahoe, Bally’s Evansville and Bally’s Quad Cities. We also agreed to purchase Tropicana Las Vegas in Las Vegas, Nevada and announced plans to construct a land-based casino in Centre County, Pennsylvania, adding to our land-based casino presence. With the pending acquisition of Tropicana Las Vegas and the completion of construction in Centre County, Pennsylvania, we will own and manage 16 land-based casinos across 12 states.

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

COVID-19 Pandemic

The COVID-19 pandemic has significantly impacted, and is likely to continue to impact, our business in a material manner. In mid-March of 2020, all of our properties at the time were temporarily closed as a result of the COVID-19 pandemic. Our properties began to reopen in mid-2020 in some capacity and remained open for the rest of 2020, with the exception of Bally’s Twin River and Bally’s Tiverton which closed again for a period from November to December 2020. As of December 31, 2021, all of our properties are open and operating with minimal restrictions. The pandemic and its consequences dramatically reduced travel and demand for hotel rooms and other casino resort amenities, which had a negative impact on our results in 2020 and 2021. While many restrictions have been relaxed at this point, there are no assurances that a resurgence of future COVID-19 variants will not cause similar disruptions that existed in 2020 and 2021. In addition, future demand for gaming activities may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth or reduced business spending due to the impact of the COVID-19 pandemic. Our business could also be impacted if the disruptions from the COVID-19 pandemic impact construction projects, including our project in Centre County, Pennsylvania, described below.

While we are working closely with government officials on operational aspects of our properties, we cannot predict the duration of any limitations the government or we may impose on our operations. Continuing restrictions on our operations, the economic uncertainty that COVID-19 continues to cause and the personal risk tolerances of our customers have caused, and may continue to cause, our business to be negatively impacted. Because the situation is ongoing, and because the duration and severity of the pandemic remain unclear, it is difficult to forecast any impacts on our future results. We currently expect the COVID-19 pandemic to continue to impact our operations negatively in 2022.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees and other government programs to support companies affected by the COVID-19 pandemic and their employees, including those like us that operate in the gaming area. The benefits of the CARES Act that were available to us included:

•refund of federal income taxes due to five-year carryback of net operating loss incurred in 2020 when our 2020 tax return was filed in 2021;
•relaxation of interest expense deduction limitation for income tax purposes; and
•the employee retention credit, providing a refundable federal tax credit equal to 50% of the first $10,000 of qualified wages and benefits, including qualified medical plan contributions, paid to employees while they are not performing services after March 12, 2020 and before January 1, 2021.

Recent and Pending Acquisitions

Gamesys Acquisition

On October 1, 2021, we acquired Gamesys, a leading UK-based global online gaming operator. In connection with the acquisition, Gamesys shareholders received, in the aggregate, 9,773,537 shares of our common stock and $2.08 billion in cash.

We believe that Gamesys’ proven technology platform will foster our continued buildout of our interactive offerings in North America, including real-money gaming options in online sports betting and iGaming. Additionally, unifying Bally’s and Gamesys’ player databases and technologies provides us with one of the largest portfolios of omni-channel cross-selling opportunities, consisting of land-based gaming, online sports betting, iCasino, online bingo, daily fantasy sports and free-to-play games. We believe that these offerings, coupled with our media partnership with Sinclair, position the Company to capitalize on significant growth opportunities in the rapidly expanding US online entertainment and sports betting markets.

Other 2021 Acquisitions

In addition to the Gamesys acquisition, we completed or signed definitive agreements for multiple transactions within our Casinos & Resorts and North America Interactive reportable segments. The pending acquisition of Tropicana Las Vegas is expected to close during the second half of 2022. Refer to “Our Strategy and Business Developments” section above and Note 5 “Acquisitions” to our consolidated financial statements presented in Part II, Item 8 for further information.
Key Performance Indicators

The key performance indicators used in managing our business is adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), a non-GAAP measure. Adjusted EBITDA is defined as earnings for the Company, or where noted our reportable segments, before, in each case, interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating income, acquisition, integration and restructuring expense, share-based compensation and certain other gains or losses as well as, when presented for our reportable segments, an adjustment related to the allocation of corporate cost among segments.

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

Results of Operations
The following table presents, for the periods indicated, certain revenue and income items:

	Years Ended December 31,
(In millions)	2021	2020	2019
Total revenue	$1,322.4	$372.8	$523.6
Income (loss) from operations	93.4	(18.4)	114.6
Net (loss) income	(71.8)	(5.5)	55.1

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Years Ended December 31,
	2021	2020	2019
Total revenue	100.0%	100.0%	100.0%
Gaming, hotel, food and beverage, retail, entertainment and other expenses	40.5%	37.2%	35.4%
Advertising, general and administrative	38.7%	47.5%	34.5%
Goodwill and asset impairment	0.4%	2.3%	—%
Gain on sale-leaseback	(4.0)%	—%	—%
Contract termination	2.3%	—%	—%
Other operating costs and expenses	4.3%	7.8%	2.1%
Depreciation and amortization	10.9%	10.2%	6.2%
Total operating costs and expenses	92.9%	104.9%	78.1%
Income (loss) from operations	7.1%	(4.9)%	21.9%
Other income (expense):
Interest income	0.2%	0.2%	0.4%
Interest expense, net of amounts capitalized	(9.1)%	(17.0)%	(7.6)%
Change in value of naming rights liabilities	1.3%	(15.5)%	—%
Gain on bargain purchases	1.7%	17.1%	—%
Loss on extinguishment of debt	(7.8)%	—%	(0.3)%
Other, net	0.9%	—%	—%
Total other expense, net	(12.8)%	(15.1)%	(7.5)%
(Loss) income before provision for income taxes	(5.8)%	(20.1)%	14.4%
(Benefit) provision for income taxes	(0.3)%	(18.6)%	3.8%
Net (loss) income	(5.4)%	(1.5)%	10.5%
__________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Information

During the fourth quarter of 2021, the Company updated its reportable segments to better align with its strategic growth initiatives in light of recent acquisitions. As a result of this realignment, the Company determined it had three reportable segments: Casinos & Resorts, North America Interactive and International Interactive. Prior year amounts have been reclassified to conform to this new presentation. Refer to “Our Operating Structure” in Item 1 “Business” for a listing of entities by segment and Note 19 “Segment Reporting” for further information.

The following table sets forth certain financial information associated with results of operations for the years ended December 31, 2021, 2020 and 2019. Non-gaming revenue includes hotel, food and beverage and retail, entertainment and other revenue. Non-gaming expenses include hotel, food and beverage and retail, entertainment and other expenses.

	Years Ended December 31,			2021 over 2020		2020 over 2019
(In thousands, except percentages)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Revenue:
Gaming
Casinos & Resorts	$803,940	$298,070	$381,062	$505,870	169.7%	$(82,992)	(21.8)%
North America Interactive	10,442	—	—	10,442	100.0%	—	—%
International Interactive	239,110	—	—	239,110	100.0%	—	—%
Total Gaming revenue	1,053,492	298,070	381,062	755,422	253.4%	(82,992)	(21.8)%

Non-gaming
Casinos & Resorts	228,888	74,722	142,515	154,166	206.3%	(67,793)	(47.6)%
North America Interactive	27,910	—	—	27,910	100.0%	—	—%
International Interactive	12,153	—	—	12,153	100.0%	—	—%
Total Non-gaming revenue	268,951	74,722	142,515	194,229	259.9%	(67,793)	(47.6)%
Total revenue	$1,322,443	$372,792	$523,577	$949,651	254.7%	$(150,785)	(28.8)%

Operating costs and expenses:
Gaming
Casinos & Resorts	$263,751	$95,901	$103,557	$167,850	175.0%	$(7,656)	(7.4)%
North America Interactive	10,721	—	—	10,721	100.0%	—	—%
International Interactive	132,560	—	—	132,560	100.0%	—	—%
Total Gaming expenses	407,032	95,901	103,557	311,131	324.4%	(7,656)	(7.4)%

Non-gaming
Casinos & Resorts	110,090	42,768	81,615	67,322	157.4%	(38,847)	(47.6)%
North America Interactive	9,299	—	—	9,299	100.0%	—	—%
International Interactive	8,658	—	—	8,658	100.0%	—	—%
Total Non-gaming expenses	128,047	42,768	81,615	85,279	199.4%	(38,847)	(47.6)%

Advertising, general and administrative
Casinos & Resorts	342,489	139,537	153,953	202,952	145.4%	(14,416)	(9.4)%
North America Interactive	43,245	—	—	43,245	100.0%	—	—%
International Interactive	41,571	—	—	41,571	100.0%	—	—%
Other	84,364	37,406	26,447	46,958	125.5%	10,959	41.4%
Total Advertising, general and administrative	$511,669	$176,943	$180,400	$334,726	189.2%	$(3,457)	(1.9)%

Margins:
Gaming expenses as a percentage of Gaming revenue	39%	32%	27%		7%		5%
Non-gaming expenses as a percentage of Non-gaming revenue	48%	57%	57%		(9)%		—%
Advertising, general and administrative as a percentage of Total revenue	39%	47%	34%		(8)%		13%

Year ended December 31, 2021 compared to year ended December 31, 2020

Total revenue

Our Total revenue for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	2021	2020	$ Change	% Change
Gaming	$1,053,492	$298,070	$755,422	253.4%
Hotel	95,356	24,742	70,614	285.4%
Food and beverage	92,906	32,132	60,774	189.1%
Retail, entertainment and other	80,689	17,848	62,841	352.1%
Total revenue	1,322,443	372,792	949,651	254.7%

Total revenue for the year ended December 31, 2021 increased $949.7 million, or 254.7%, to $1.32 billion, from $372.8 million in 2020. We saw gaming, hotel, food and beverage and retail, entertainment and other revenues grow and exceed, in some cases, pre-pandemic levels, as we were able to operate with less restrictions across our properties in 2021, in addition to fewer days closed year-over-year, resulting from developments in the COVID-19 pandemic and an increase in consumer confidence and visitation.

In addition to the above, incremental revenues from acquisitions completed in 2021, including Gamesys, Bally’s Evansville, Bally’s Lake Tahoe, Bally’s Quad Cities and our North America Interactive acquisitions (collectively the “2021 Acquisitions”), and from our acquisitions completed in 2020, including Bally’s Atlantic City, Bally’s Shreveport, Bally’s Kansas City, Bally’s Vicksburg and Bally’s Black Hawk (collectively, the “2020 Acquisitions”), contributed, in the aggregate, $704.9 million.

Operating costs and expenses

For 2021, we recorded total operating costs and expenses of $1.23 billion, up $837.9 million, or 214.2%, from $391.2 million in 2020. The change in total operating costs and expenses was driven by fluctuations in our gaming and non-gaming expenses, advertising general and administrative costs, acquisition, integration and restructuring expenses and other operating costs and expenses, each described below. We expect our total operating costs and expenses to increase in 2022 as compared to 2021 as a result of the inclusion of our recent acquisitions, most notably, Gamesys.

Gaming and non-gaming expenses

Gaming expenses for the year ended December 31, 2021 increased $311.1 million, or 324.4%, to $407.0 million from $95.9 million in 2020. The increase in gaming expenses primarily attributable to the inclusion of expenses from our 2021 Acquisitions and incremental gaming expenses from our 2020 Acquisitions which contributed, in the aggregate, $269.4 million. Non-gaming expenses for the year ended December 31, 2021 increased $85.3 million, or 199.4%, to $128.0 million from $42.8 million in 2020. This increase was primarily due to the inclusion of our 2021 Acquisitions and incremental expense from our 2020 Acquisitions which contributed, in the aggregate, $69.8 million.

Advertising, general and administrative

Advertising, general and administrative expenses for the year ended December 31, 2021 increased $334.7 million, or 189.2%, to $511.7 million from $176.9 million, in 2020. The increase year-over-year is primarily due to the impact of our 2021 Acquisitions and 2020 Acquisitions which, in the aggregate, contributed $245.9 million to advertising, general and administrative expenses for the year ended December 31, 2021. Additionally, in connection with the Gamesys acquisition, the Company recognized post-combination expense related to the acceleration and cash settlement of unvested historical Gamesys’ employee stock awards of $10.3 million included within Advertising, general and administrative expense.

Acquisition, integration and restructuring

We incurred $71.3 million of acquisition, integration and restructuring expense during the year ended December 31, 2021 compared to $13.3 million in 2020 driven by $43.5 million of costs incurred in connection with our acquisition of Gamesys on October 1, 2021, as well as our other 2021 Acquisitions. Refer to Note 11 “Acquisition, integration and restructuring expense” for further information.

Other operating costs and expenses

During the fourth quarter of 2021, we recorded contract termination expense of $30.0 million related to the early termination of retail and online sportsbook operating agreements with William Hill at certain of our casino properties.

During the fourth quarter of 2020, Hurricane Zeta made landfall in Louisiana shutting down our Hard Rock Biloxi property for three days. As a result, during the year ended December 31, 2021, we recorded gains from insurance recoveries, net of losses, of $19.3 million attributable to insurance proceeds received in the year compared to a loss of $14.1 million in 2020.

In connection with our corporate name change to Bally’s Corporation in November 2020 and the rebranding of our casino properties across our portfolio, we incurred rebranding expense of $2.5 million and $0.8 million during the years ended December 31, 2021 and 2020, respectively.

During the second quarter of 2021, we sold our Bally’s Dover property to GLPI and recorded a gain on sale-leaseback of $53.4 million.

During the year ended December 31, 2021, we recorded asset impairment charges of $4.7 million related to the former trade names at our Bally’s Dover and Bally’s Black Hawk in connection with our rebranding. During the year ended December 31, 2020, we recorded an impairment charge of $8.7 million as a result of an impairment analysis performed on goodwill and intangible assets acquired in connection with our acquisition of Bally’s Black Hawk.

Depreciation and amortization

Depreciation and amortization of intangibles expense for the year ended December 31, 2021 was $144.8 million, an increase of $106.9 million, or 282.6%, compared to $37.8 million in 2020 driven by the inclusion of incremental expense from our 2021 Acquisitions and 2020 Acquisitions, which contributed, in the aggregate, $83.9 million year-over-year.

(Loss) income from operations

Income from operations was $93.4 million for the year ended December 31, 2021 compared to loss from operations of $18.4 million in 2020. This increase was driven by revenue growth resulting from a return in visitation to our properties as COVID-19 restrictions were lifted as well as more days open in 2021 compared to 2020 coupled with incremental revenues from our 2021 Acquisitions and 2020 Acquisitions, offset by operating expenses as noted above.

Other income (expense)

Total other expense increased $113.1 million, or 200.5%, to $169.6 million for the year ended December 31, 2021 from $56.4 million in 2020. This increase was driven by a loss on extinguishment of debt of $103.0 million in connection with the termination of our obligations under our prior revolving credit facility and prior term loan facility and the redemption of our 6.75% senior notes due 2027 in connection with our credit facility entered into on October 1, 2021 and a $56.9 million increase in interest expense year-over-year due to higher borrowings and interest rates. Refer to Note 12 “Long-Term Debt” for further information. Offsetting these increases was $17.0 million of income recorded to adjust the naming rights liability associated with our contracts with Sinclair to fair value and a gain on bargain purchases of $22.8 million in connection with the acquisitions of Bally’s Evansville and Bally’s Lake Tahoe.

(Benefit) provision for income taxes

Benefit for income taxes for the years ended December 31, 2021 and 2020 was $4.4 million and $69.3 million, respectively. The effective tax rate for the year ended December 31, 2021 was 5.7% compared to 92.7% in 2020. The decrease in the effective tax rate was due to an increase in state tax expense and an increase in nondeductible costs related to the acquisition of Gamesys during 2021, as well as a lower bargain purchase gain in 2021 as compared to 2020. Further, the 2020 provision included a significant rate benefit as a result of the CARES Act, and we had a lesser benefit in the 2021 provision. In addition, Gamesys entities are taxed at lower rates versus the US federal tax rate, which impacted 2021 beneficially due to the rate differential. This benefit was offset by amounts related to share-based compensation, loss on derivative instruments and other permanent amounts.

Net loss and loss per share

Net loss for the year ended December 31, 2021 was $71.8 million compared to net loss of $5.5 million in 2020. As a percentage of revenue, net loss increased from 1.5% for the year ended December 31, 2020 to a net loss of 5.4% for the year ended December 31, 2021. Diluted loss per share for the year ended December 31, 2021 and December 31, 2020 was $1.45 and $0.18, respectively, and was impacted by the factors noted above.

Adjusted EBITDA by Segment

Consolidated Adjusted EBITDA was $333.7 million for the year ended December 31, 2021, an increase of $263.2 million, or 373.9%, from $70.4 million in 2020.

Adjusted EBITDA for the Casinos & Resorts segment for the year ended December 31, 2021 increased $228.6 million, or 251.7%, to $319.5 million from $90.8 million in 2020. This increase was driven by strong results across our portfolio due to higher visitation to our properties, particularly at Bally’s Twin River property, Hard Rock Biloxi and Bally’s Dover properties, a full year of 2021 results from properties which were acquired in 2020, including Bally’s Shreveport and Bally’s Kansas City, and the inclusion of Bally’s Evansville, which was acquired during the second quarter of 2021.

Adjusted EBITDA for the North America Interactive segment was $(12.4) million for the year ended December 31, 2021.

Adjusted EBITDA for our International Interactive segment was $69.9 million for the year ended December 31, 2021, directly attributable to our acquisition of Gamesys on October 1, 2021.

Year Ended December 31. 2021 (in thousands)	Casinos & Resorts	North America Interactive	International Interactive	Other	Total
Net income (loss)	$186,287	$(36,879)	$24,337	$(245,544)	$(71,799)
Interest expense, net of interest income	37	(15)	(27)	117,929	117,924
Provision (benefit) for income taxes	72,128	(8,281)	(4,261)	(63,963)	(4,377)
Depreciation and amortization	54,120	18,096	46,341	26,229	144,786
Non-operating (income) expense(1)	—	355	640	50,639	51,634
Acquisition, integration and restructuring	—	182	1,444	69,662	71,288
Share-based compensation	—	—	—	20,143	20,143
Gain on sale-leaseback	(53,425)	—	—	—	(53,425)
Contract termination	—	—	—	30,000	30,000
Other, net(2)	(9,887)	12,500	1,470	23,394	27,477
Allocation of corporate costs	70,217	1,629	—	(71,846)	—
Adjusted EBITDA	$319,477	$(12,413)	$69,944	$(43,357)	$333,651
__________________________________
(1)    Non-operating income (expense) includes: (i) change in value of naming rights liabilities and (ii) gain on bargain purchases, (iii) loss on extinguishment of debt, and (iv) other, net.
(2)    Other includes the following non-recurring items: (i) Post-combination expense related to the acceleration and cash settlement of unvested historical Gamesys’ employee stock awards, (ii) Goodwill and asset impairments, (ii) deal-related, rebranding, expansion and pre-opening expenses, (iii) Employee Retention Credits related to COVID-19, (iv) Credit Agreement amendment related expenses, (v) costs related to pursuing sports betting, iGaming and lottery access in various jurisdictions, (vi) non-routine legal expenses, and (vii) net gains related to insurance recoveries.

Year Ended December 31, 2020 (in thousands)	Casinos & Resorts	Other	Total
Net income (loss)	$28,555	$(34,042)	$(5,487)
Interest expense, net of interest income	34	62,602	62,636
Benefit for income taxes	(16,018)	(53,306)	(69,324)
Depreciation and amortization	37,786	56	37,842
Non-operating (income)(1)	—	(6,211)	(6,211)
Acquisition, integration and restructuring	20	13,237	13,257
Share-based compensation	—	17,706	17,706
Other, net(2)	19,942	41	19,983
Allocation of corporate costs	20,515	(20,515)	—
Adjusted EBITDA	$90,834	$(20,432)	$70,402
__________________________________
(1)    Non-operating income (expense) includes: (i) change in value of naming rights liabilities and (ii) gain on bargain purchase.
(2)    Other includes the following non-recurring items: (i) Goodwill and asset impairments, (ii) deal-related, rebranding, expansion and pre-opening expenses, (iii) Employee Retention Credits related to COVID-19, (iv) Credit Agreement amendment related expenses, (v) costs related to pursuing sports betting, iGaming and lottery access in various jurisdictions, (vi) non-routine legal expenses and (vii) storm related losses.

Year Ended December 31, 2019 (in thousands)	Casinos & Resorts	Other	Total
Net income (loss)	$95,575	$(40,445)	$55,130
Interest expense, net of interest income	3,380	34,546	37,926
Provision (benefit) for income taxes	34,664	(14,614)	20,050
Depreciation and amortization	32,367	25	32,392
Non-operating (income) expense(1)	(39)	(144)	(183)
Acquisition, integration and restructuring	1,617	10,551	12,168
Share-based compensation	—	3,826	3,826
Other, net(2)	(439)	6,280	5,841
Allocation of corporate costs	17,032	(17,032)	—
Adjusted EBITDA	$184,157	$(17,007)	$167,150
__________________________________
(1)    Non-operating income (expense) includes: (i) loss on extinguishment of debt, and (ii) other, net.
(2)    Other includes the following non-recurring items: (i) deal-related, rebranding, expansion and pre-opening expenses, (ii) Credit Agreement amendment related expenses, (iii) costs related to pursuing sports betting, iGaming and lottery access in various jurisdictions, (iv) non-routine legal expenses, (v) net gains from insurance recoveries, and (vi) pension payment for out-of-period unpaid contributions.

Year ended December 31, 2020 compared to year ended December 31, 2019

The information required by this section can be found in our Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Liquidity and Capital Resources

Overview

We are a holding company. Our ability to fund our obligations depends on existing cash on hand, cash flow from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources have been cash on hand, cash flow from operations, borrowings under our Revolving Credit Facility (as defined herein) and proceeds from the issuance of debt and equity securities. We assess liquidity in terms of the ability to generate cash or obtain financing in order to fund operating, investing and debt service requirements. Our primary ongoing cash requirements include the funding of operations, capital expenditures, acquisitions and other investments in line with our business strategy and debt repayment obligations and interest payments. Our strategy has been to maintain moderate leverage and substantial capital resources in order to take advantage of opportunities, to invest in our businesses and acquire properties at what we believe to be attractive valuations. As such, throughout 2021, we continued to invest in our land-based casino business and began to build on our interactive/iGaming gaming business despite the COVID-19 pandemic. We believe that existing cash balances, operating cash flows and availability under our Revolving Credit Facility, as explained below, will be sufficient to meet funding needs for operating, capital expenditure and debt service purposes. Additionally, while we may seek other funding alternatives, we believe existing sources will provide the cash necessary to fund our proposed acquisition of Tropicana Las Vegas.

Cash Flows Summary

	Years Ended December 31,
(In thousands)	2021	2020	2019
Net cash provided by operating activities	$82,754	$19,502	$94,100
Net cash used in investing activities	(2,296,904)	(444,846)	(38,925)
Net cash provided by financing activities	2,404,598	366,397	48,896
Effect of foreign currency on cash and cash equivalents	(42,163)	—	—
Net change in cash and cash equivalents and restricted cash	148,285	(58,947)	104,071
Cash and cash equivalents and restricted cash, beginning of period	126,555	185,502	81,431
Cash and cash equivalents and restricted cash, end of period	$274,840	$126,555	$185,502

A discussion of changes in cash flows comparing the years ended December 31, 2020 and 2019 has been omitted from this Form 10-K and can be found in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2021 was $82.8 million, an increase of $63.3 million from $19.5 million in 2020. This increase was primarily attributable to increased net loss resulting from higher interest expense due to increased borrowings, amortization expense related to Gamesys’ intangible assets and loss on extinguishment of debt, as noted above.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $2.30 billion, an increase of $1.85 billion compared to $444.8 million used in investing activities for 2020. The increase was primarily driven by an additional $1.85 billion of cash paid for acquisitions year-over-year, $2.27 billion in 2021 compared to $425.1 million in 2020, most notably cash paid for Gamesys of $1.90 billion, coupled with a $82.2 million increase in capital expenditures in connection with our expansion and renovation projects at Bally’s Atlantic City, Hard Rock Biloxi, Bally’s Kansas City and Bally’s Twin River. These increases were offset by $144.0 million of proceeds related to the sale-leaseback transaction for Bally’s Dover with GLPI.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $2.40 billion compared to $366.4 million for 2020, an increase of $2.04 billion year-over-year. Cash provided by financing activities in 2021 was driven by our debt borrowings, offset by repayments, as follows:

	Years Ended December 31,
	2021	2020
Revolver proceeds	$375,000	$285,000
Term loan proceeds	1,925,550	261,180
Senior note proceeds	1,487,003	122,500
Issuance of long-term debt	$3,787,553	$668,680

Revolver repayments	$(325,000)	$(250,000)
Term loan repayments	(569,125)	(4,375)
Senior note repayments	(525,000)	—
Repayment of Gamesys’ debt	(458,450)	—
Repayments of long-term debt	$(1,877,575)	$(254,375)

In addition, we received proceeds from equity issuances from our public offering and the issuance of Sinclair penny warrants, offset in part, by increased spending on share repurchases under our capital return program, explained below.

Capital Return Program

On June 14, 2019, we announced that our Board approved a capital return program allowing for a total of up to $250.0 million for a share repurchase program and payment of dividends. This was subsequently increased by $100.0 million on February 10, 2020 and another $350.0 million on October 4, 2021.

On July 26, 2019, we completed a modified Dutch auction tender offer, purchasing 2,504,971 common shares at an aggregate purchase price of $73.9 million. In addition, during 2019 we repurchased 6,558,379 common shares at an aggregate purchase price of $148.8 million.

During the year ended December 31, 2021, we repurchased 2,188,532 common shares for an aggregate price of $87.0 million. During the year ended December 31, 2020, we repurchased 1,812,393 common shares for an aggregate price of $33.3 million.

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

As of December 31, 2021, there was $347.9 million available for use under the capital return program.

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

Debt and Lease Obligations

May 2019 Senior Secured Credit Facility

On May 10, 2019, the Company entered into a credit agreement with Citizens Bank, N.A., as administrative agent, and the lenders party thereto, consisting of a $300 million term loan B facility and a $250 million revolving credit facility. On May 11, 2020, the Company amended the credit agreement to increase the term loan facility by $275 million to $525 million. On March 9, 2021, the Company amended the credit agreement to increase the borrowing limit under the revolving credit facility to $325 million.

The Company’s obligations under the revolving credit facility and the term loan facility were terminated and amounts outstanding were repaid in connection with the Company’s entry into the Credit Facility on October 1, 2021 as described below.

6.75% Senior Notes due 2027

On May 10, 2019, the Company issued $400 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 and, on October 9, 2020, the Company issued an additional $125 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 (together, the “2027 Notes”).

On September 7, 2021, the Company redeemed $210 million aggregate principal amount of the 2027 Notes at a redemption price of 106.750% of the principal amount using a portion of the proceeds of the Company’s April 2021 public offering of common stock. On October 5, 2021, the Company redeemed the remaining $315 million aggregate principal amount of the 2027 Notes at a redemption price of 109.074% of the principal amount using a portion of the proceeds of its Term Loan Facility (as defined herein). As of December 31, 2021, no amounts pertaining to these 2027 Notes remained outstanding.

In connection with the termination of the prior credit agreement and the 2027 Notes, the Company recorded a loss on extinguishment of debt of $103.0 million in the year ended December 31, 2021.

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

Refer to Note 12 “Long-Term Debt” in Item 8 of this Annual Report on Form 10-K.

GLPI Master Lease

Our Master Lease is accounted for as an operating lease and was $384.8 million as of December 31, 2021.

In connection with the acquisition of Bally’s Evansville, an affiliate of GLPI has agreed to acquire the real estate associated with the Evansville Casino from the Seller for $340.0 million and lease it to us under a master lease agreement (the “Master Lease”). GLPI has also agreed to acquire the real estate associated with Dover Downs Gaming & Entertainment, Inc. (“Dover Downs”) for $144.0 million and lease it back to the us under the Master Lease. The Master Lease with GLPI has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $40.0 million, subject to escalation. The acquisition of Evansville and commencement of the Master Lease was June 4, 2021.

During the second quarter of 2021, the Company sold the real estate associated with Dover Downs to GLPI and recorded a gain of $53.4 million representing the difference in the transaction price and the de-recognition of assets. This gain is reflected as “Gain on sale-leaseback” in the consolidated statements of operations.

We also expect to finance our proposed agreement to acquire the Tropicana Las Vegas for $150 million through sale-leaseback transactions with GLPI.

Operating leases

In addition to the operating lease components under the GLPI Master Lease, the Company is committed under various long-term operating lease agreements primarily related to submerged tidelands, property and equipment at Hard Rock Biloxi, Bally’s Kansas City, Bally’s Shreveport and Bally’s Lake Tahoe. Additionally, certain of the Company’s subsidiaries lease office space, data centers, parking space, memorabilia and equipment under agreements classified as operating leases that expire on various dates through 2030. Minimum rent payable under operating leases was $834.8 million as of December 31, 2021. Refer to Note 13 “Leases” in Item 8 of this Annual Report on Form 10-K for further information.

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

For the year ended December 31, 2021, capital expenditures were $97.5 million compared to $15.3 million in 2020. In 2020, as a result of the COVID-19 pandemic and the Company’s efforts to proactively manage expenses and retain sufficient liquidity, all major projects were suspended. In 2021 as our properties reopened and operations resumed, we commenced spending on maintenance and planned projects at our casino properties though our progress lagged due to nationwide supply chain shortages. We expect that capital expenditures in 2022 will exceed 2021 amounts as we plan to make significant progress towards project goals, particularly at Bally’s Twin River, Bally’s Atlantic City and Bally’s Kansas City, and increase spending relating to the maintenance and improvements at our other casino properties. In addition, during 2022 we plan to commence construction on the Centre County, Pennsylvania development project. We expect to fund these expenditures from a combination of cash flow from operations and cash on hand. Because the pandemic is ongoing and the duration and severity remains unclear, it is difficult to forecast any impacts on our future results and therefore, planned spending on these projects may be impacted as we continue in 2022. Below is a summary of our planned projects:

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

Bally’s Atlantic City - Construction on our Bally’s Atlantic City property commenced in 2021. We are committed to invest approximately $100 million over a span of five years to refurbish and upgrade Bally’s Atlantic City’s facilities and expand its amenities, including renovated hotel rooms and suites, outdoor beer hall and lobby bar. Spending in 2022 is estimated at approximately $40 million.

Bally’s Kansas City - We began construction on the planned redevelopment project of Bally’s Kansas City in November 2021. We believe the redevelopment of the property, which includes a 40,000 square foot land-based building, restaurant, bar and retail space, will improve the property and guest experience and drive growth and our return on investment. Spend on the project is estimated to be approximately $50 million, largely in 2022, with a target completion date in the first half of 2023.

Centre County, PA - On December 31, 2020, we signed a framework agreement with entities affiliated with an established developer to design, develop, construct and manage a Category 4 licensed casino in Centre County, Pennsylvania. Construction of the casino is expected to begin in the first half of 2022 and will take approximately one year to complete. Subject to receipt of regulatory approvals, it will house up to 750 slot machines and 30 table games. The casino will also provide, subject to receipt of separate licenses and certificates, retail sports betting, online sports betting and online gaming. We estimate the total cost of the project, including construction, licensing and sports betting/iGaming operations, to be approximately $120 million. If completed, we will acquire a majority equity interest in the partnership, including 100% of the economic interests of all retail sports betting, online sports betting and iGaming activities associated with the project.

Other Contractual Obligations

Bally’s Trade Name - We acquired Bally’s brand from Caesars Entertainment, Inc. on October 13, 2020 for $20.0 million payable in cash in two equal installments of $10.0 million on the first and second anniversary of the purchase date. The Company made the first installment payment during 2021 and will pay the second installment in 2022.

Deferred Consideration - In September of 2019, prior to our acquisition of Gamesys, Gamesys (Holdings) Limited (“GHL”) was acquired by JPJ Group plc (“JPJ”) and subsequently renamed Gamesys. In connection with the JPJ acquisition, £11.2 million of the cash consideration was deferred and payable (plus interest) to GHL’s majority shareholders 30 months after closing. The Company has recorded $15.1 million representing the deferred consideration which is payable on March 26, 2022, and recorded within current liabilities of the consolidated balance sheet as of December 31, 2021.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with US GAAP requires us to make estimates and apply judgments that affect reported amounts. These estimates and judgements are based on past events and/or expectations of future outcomes. Actual results may differ from our estimates. We discuss our significant accounting policies used in preparing the financial statements in Note 2 of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following is a summary of our critical accounting estimates and how they are applied in preparation of our consolidated financial statements.

Valuation of Intangible Assets Acquired in Business Combinations

Intangible assets consist primarily of gaming licenses, trade names, developed technology and customer lists which have all been obtained through business combinations or asset acquisitions, as well as a Naming Rights intangible asset obtained through our agreement with Sinclair and internally developed software attributable to our interactive businesses.

Gaming licenses obtained through business combinations are generally recorded at their fair values through purchase accounting using the Greenfield Method under the income approach. This method estimates isolated income that properly attributable to a license based on modeling a hypothetical start-up company going into business without any other assets than the gaming license being valued and building a new casino with similar utility to the existing casino. Using this method, the valuation of the gaming license is dependent upon significant estimates such as projected revenues and cash flows, estimated construction costs, duration of that construction, pre-opening expenses and appropriate discounting. Gaming licenses accounted for as asset acquisitions are valued at cost.

Trade names obtained through business combinations are valued using the relief-from-royalty method under the income approach. This method estimates the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. As such, the value of a trade name acquired through a business combination is dependent upon estimates such as projected revenues, selection of an appropriate hypothetical royalty rate and appropriate discounting. Trade names accounted for as asset acquisitions are valued at cost.

Developed technology is obtained through business combinations and is recorded at fair value through purchase accounting using the Multi-Period Excess Earnings Method under the income approach. The principle behind this method is that the value of an intangible asset is equal to the present value of the incremental after tax cash flows attributable only to the subject intangible asset after deducting Contributory Asset Charges (“CACs”). The principle behind a CAC is that an intangible asset ‘rents’ or ‘leases’ from a hypothetical third party all the assets it requires to produce the cash flows resulting from its development, that each project rents only those assets it needs and not the ones that it does not need, and that each project pays the owner of the assets a fair return on the value of the rented assets. Under this method, the valuation of developed technology is dependent on estimates such as projected revenues and cash flows, CAC and appropriate discounting.

The Naming Rights intangible asset obtained through our agreement with Sinclair was accounted for as an asset acquisition and recorded at its cost at the acquisition date. The cost consisted of 1) discounted cash payments due over a 10 year term, 2) the fair value of warrants and options issued to Sinclair, and 3) an estimate of tax receivable agreement payments due to Sinclair. The cash payments were subject to estimation through the selection of an appropriate discount rate. The warrants and options were estimated at their fair values using an option pricing model, which was dependent upon assumptions and key inputs such as our common stock price volatility, risk free rates, our common stock price, expected terms and our estimated probabilities of achievement of performance vesting conditions inherent in certain warrants.

Certain gaming licenses and trade names are considered to be indefinite lived based on future expectations of operating our gaming properties indefinitely, continuing to brand our corporate name and certain properties under the Bally’s trade name indefinitely and continuing to indefinitely brand our online casino offerings within the International Interactive segment with the trade names acquired through the Gamesys acquisition. Intangible assets not subject to amortization are reviewed for impairment annually as of October 1 and between annual test dates whenever events or changes in circumstances may indicate that the carrying amount of the related asset may not be recoverable.

For its finite-lived intangible assets, we establish a useful life upon initial recognition based on the period over which the asset is expected to contribute to the future cash flows of the Company and periodically evaluates the remaining useful lives to determine whether events and circumstances warrant a revision to the remaining amortization period. Finite-lived intangible assets are amortized over their remaining useful lives in a pattern in which the economic benefits of the intangible asset are consumed, which is generally on a straight-line basis.

Valuation and Subsequent Measurement of Goodwill

Goodwill represents the excess future economic benefits of a business combination and is measured as the excess of consideration transferred over the fair value of the assets acquired and liabilities assumed in a business combination. Accounting for goodwill involves significant management judgment both in the initial measurement through purchase price allocations of business combinations and valuations of assets acquired within those business combinations and in the ongoing assessment of impairment. We are required to test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected to perform our annual tests for indications of goodwill impairment as of the first day of the fourth quarter of each year. We test for goodwill impairment at the reporting unit level, which is at or one level below the operating segment level.

When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. A qualitative impairment assessment involves analyzing relevant events and circumstances, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of a reporting unit’s assets. Items that are generally considered include, but are not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. The quantitative goodwill test compares the estimated fair value of each reporting unit with its carrying value (including goodwill and identifiable intangible assets). The fair value of a reporting unit is estimated using an income approach, whereby a discounted cash flow model is utilized and may also consider a market approach using guideline public company data. There are significant management judgments involved in estimating fair value through the use of a discounted cash flow model, which include, but not limited to, (i) projected financial information for the reporting unit and (ii) selecting an appropriate discount rate. If the reporting unit’s estimated fair value exceeds its estimated net book value, goodwill is not impaired. An impairment is recognized if the estimated fair value of a reporting unit is less than its estimated net book value, in an amount not to exceed the carrying value of the reporting unit’s goodwill.

Income Taxes

We prepare our income tax provision in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

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

The allocation of shared costs and intangible assets among our subsidiaries in various U.S. domestic, state and international jurisdictions is an estimate based on the principles of IRC Section 482, 1060 and 338 which is a critical estimate in the computation of U.S. and international tax provisions.

The interpretation of the IRC regulations related to the Tax Cuts and Jobs Acts, as it pertains to Section 163(j), is a critical estimate in the computation of U.S. federal taxes, and conforming states.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements and foreign currency risk attributable to our operations outside of the US. Inflation generally affects us by increasing our cost of labor. Bally’s does not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021, 2020 or 2019.

Interest Rate Risk

As of December 31, 2021, interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On December 31, 2021, we had $2.03 billion of variable rate debt outstanding under our Term Loan and Revolving Credit Facilities and $1.50 billion of unsecured senior notes. Based upon a sensitivity analysis of our debt levels on December 31, 2021, a hypothetical increase of 1% in the effective interest rate would cause an increase in interest expense of approximately $12.5 million over the next twelve months while a decrease of 1% in the effective interest rate, not to exceed the interest rate floor, would cause a decrease in interest expense of approximately $0.1 million over the same period.

We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021, 2020 or 2019.

Foreign Currency Risk

We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the US. A vast majority of our revenues are from the UK market and are conducted in GBP and are therefore susceptible to any movements in exchange rates between the GBP and USD. Foreign currency transaction losses for the year ended December 31, 2021 was $9.4 million. Movements in currency exchange rates could impact the translation of assets and liabilities of these foreign operations which are translated at the exchange rate in effect on the balance sheet date. We have not historically used operational hedges or forward currency exchange rate contracts to manage the impact of currency exchange rate fluctuations on earnings and cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements listed below are filed as part of this Annual Report on Form 10-K.

The accompanying audited consolidated financial statements of Bally’s Corporation (and together with its subsidiaries, the “Company” or “Bally’s”)) have been prepared in accordance with the instructions to Form 10-K and Regulation S-X and include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the US (“US GAAP”).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bally’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bally’s Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Acquisition of Gamesys Group, Plc. – Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

On October 1, 2021, the Company completed the acquisition of Gamesys Group, Plc. for a purchase price of $2.6 billion. The Company accounted for this acquisition using the acquisition method of accounting, which requires the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationships, developed technology, and trade names. In determining the estimated fair value for acquired customer relationships, management utilized the multi period excess earnings method. In determining the estimated fair value for acquired developed technology and trade names, management utilized the relief from royalty income approach. Goodwill was recognized as the excess of the purchase price over the identifiable assets acquired and liabilities assumed.

The fair value determination of these intangible assets requires management to make significant estimates and assumptions related to expected cash flows and projected financial results, including forecasted revenues (collectively the “forecasts”), and the selection of the discount rate. Changes to these assumptions could result in a significant impact on the recognition of the acquired customer relationships, developed technology, and trade name intangible assets and the determination of goodwill. Therefore, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts and the selection of the discount rate used by management to determine the fair value of the acquired intangible assets and the assigned goodwill included the following, among others:

•We tested the effectiveness of controls over the valuation of the customer relationship, developed technology and trade name intangible assets, including management’s controls over the forecasts and the selection of the discount rate used.
•We evaluated the assumptions and estimates included in the forecasts by:
◦Comparing the forecasts to information included in the Company’s communications to the Board of Directors, gaming industry reports, and analyst reports for the Company and certain of its peer companies;
◦Comparing the forecasts to historical financial results;
◦Conducting inquiries with management; and
◦Evaluating whether the forecasts were consistent with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
◦Testing the inputs underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
March 1, 2022
We have served as the Company’s auditor since 2015.

BALLY’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$206,193	$123,445
Restricted cash	68,647	3,110
Accounts receivable, net	48,178	14,798
Inventory	11,489	9,296
Tax receivable	128,217	84,483
Prepaid expenses and other current assets	104,463	53,823
Total current assets	567,187	288,955
Property and equipment, net	838,651	749,029
Right of use assets, net	507,843	36,112
Goodwill	2,122,653	186,979
Intangible assets, net	2,477,952	663,395
Deferred tax asset	11,922	—
Other assets	27,009	5,385
Total assets	$6,553,217	$1,929,855
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$19,450	$5,750
Current portion of lease liabilities	24,506	1,520
Accounts payable	87,540	15,869
Accrued income taxes	37,208	—
Accrued liabilities	401,428	120,055
Total current liabilities	570,132	143,194
Long-term debt, net	3,426,777	1,094,105
Long-term portion of lease liabilities	506,475	62,025
Pension benefit obligations	4,647	9,215
Deferred tax liability	214,467	36,983
Naming rights liabilities	168,929	243,965
Contingent consideration payable	34,931	—
Other long-term liabilities	11,057	13,770
Total liabilities	4,937,415	1,603,257
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock ($0.01 par value; 200,000,000 shares authorized; 53,050,055 and 30,685,938 shares issued; 52,254,477 and 30,685,938 shares outstanding	530	307
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,849,068	294,643
Treasury Stock, at cost, 795,578 and 0 shares as of December 31, 2021 and 2020, respectively	(29,166)	—
Retained (deficit) earnings	(138,683)	34,792
Accumulated other comprehensive loss	(69,707)	(3,144)
Total Bally’s Corporation stockholders’ equity	1,612,042	326,598
Non-controlling interest	3,760	—
Total stockholders’ equity	1,615,802	326,598
Total liabilities and stockholders’ equity	$6,553,217	$1,929,855
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenue:
Gaming	$1,053,492	$298,070	$381,062
Hotel	95,356	24,742	38,988
Food and beverage	92,906	32,132	69,904
Retail, entertainment and other	80,689	17,848	33,623
Total revenue	1,322,443	372,792	523,577

Operating (income) costs and expenses:
Gaming	407,032	95,901	103,557
Hotel	30,511	10,144	14,841
Food and beverage	70,417	29,367	58,447
Retail, entertainment and other	27,119	3,257	8,327
Advertising, general and administrative	511,669	176,943	180,400
Goodwill and asset impairment	4,675	8,659	—
Expansion and pre-opening	1,772	921	—
Acquisition, integration and restructuring	71,288	13,257	12,168
Gain from insurance recoveries, net of losses	(19,313)	14,095	(1,181)
Rebranding	2,530	792	—
Gain on sale-leaseback	(53,425)	—	—
Contract termination	30,000	—	—
Depreciation and amortization	144,786	37,842	32,392
Total operating costs and expenses	1,229,061	391,178	408,951
Income (loss) from operations	93,382	(18,386)	114,626

Other income (expense):
Interest income	2,250	612	1,904
Interest expense, net of amounts capitalized	(120,174)	(63,248)	(39,830)
Change in value of naming rights liabilities	17,029	(57,660)	—
Gain on bargain purchases	22,841	63,871	—
Loss on extinguishment of debt	(103,007)	—	(1,703)
Other, net	11,503	—	183
Total other expense, net	(169,558)	(56,425)	(39,446)

(Loss) income before provision for income taxes	(76,176)	(74,811)	75,180
(Benefit) provision for income taxes	(4,377)	(69,324)	20,050
Net (loss) income	$(71,799)	$(5,487)	$55,130

Basic (loss) income per share	$(1.45)	$(0.18)	$1.46
Weighted average common shares outstanding - basic	49,643,991	31,315,151	37,705,179
Diluted (loss) income per share	$(1.45)	$(0.18)	$1.46
Weighted average common shares outstanding - diluted	49,643,991	31,315,151	37,819,617
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Net (loss) income	$(71,799)	$(5,487)	$55,130
Other comprehensive loss (income):
Foreign currency translation adjustments	(68,731)	—	—
Defined benefit pension plan:
Gains (losses) arising during the period	3,040	(1,844)	(2,740)
Reclassification adjustments	104	—	—
Tax effect	(976)	588	852
Net of tax amount	2,168	(1,256)	(1,888)
Other comprehensive loss	(66,563)	(1,256)	(1,888)
Total comprehensive (loss) income	$(138,362)	$(6,743)	$53,242

The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2018	37,989,376	$380	$125,629	$(30,233)	$202,884	$—	$—	$298,660
Release of restricted stock, net	226,817	2	(428)	—	—	—	—	(426)
Dividends and dividend equivalents - $0.20 per share	—	—	—	—	(7,596)	—	—	(7,596)
Share-based compensation	—	—	3,826	—	—	—	—	3,826
Retirement of treasury shares	—	—	(30,233)	30,233	—	—	—	—
Stock issued for purchase of Bally’s Dover	2,976,825	30	86,750	—	—	—	—	86,780
Share repurchases (including tender offer)	(9,079,690)	—	—	(223,075)	—	—	—	(223,075)
Other comprehensive income	—	—	—	—	—	(1,888)	—	(1,888)
Net income	—	—	—	—	55,130	—	—	55,130
Balance as of December 31, 2019	32,113,328	412	185,544	(223,075)	250,418	(1,888)	—	211,411
Release of restricted stock and other stock awards, net	365,439	4	(9,766)	—	—	—	—	(9,762)
Dividends and dividend equivalents - $0.10 per share	—	—	—	—	(3,174)	—	—	(3,174)
Share-based compensation	—	—	17,706	—	—	—	—	17,706
Retirement of treasury shares	—	(109)	(49,351)	256,367	(206,907)	—	—	—
Share repurchases	(1,812,393)	—	—	(33,292)	—	—	—	(33,292)
Stock options exercised	19,564	—	84	—	—	—	—	84
Issuance of penny warrants for naming rights	—	—	150,426	—	—	—	—	150,426
Adoption of ASU 2016-13	—	—	—	—	(58)	—	—	(58)
Other comprehensive loss	—	—	—	—	—	(1,256)	—	(1,256)
Net loss	—	—	—	—	(5,487)	—	—	(5,487)
Balance as of December 31, 2020	30,685,938	307	294,643	—	34,792	(3,144)	—	326,598
Release of restricted stock and other stock awards, net	121,379	1	(3,260)	(116)	—	—	—	(3,375)
Share-based compensation	—	—	20,143	—	—	—	—	20,143
Retirement of treasury shares	—	(35)	(71,574)	173,285	(101,676)	—	—	—
Share repurchases	(2,188,532)	—	—	(87,024)	—	—	—	(87,024)
Stock options exercised	70,000	—	301	—	—	—	—	301
Reclassification of Sinclair options	—	—	59,724	—	—	—	—	59,724
Penny warrants exercised	932,949	9	—	(9)	—	—	—	—
Sinclair shares exchanged for penny warrants	(2,086,908)	—	114,717	(114,717)	—	—	—	—
Sinclair issuance of penny warrants	—	—	50,000	—	—	—	—	50,000
Issuance of MKF penny warrants	—	—	64,694	—	—	—	—	64,694
Shares issued for purchase of SportCaller	221,391	2	11,774	—	—	—	—	11,776
Bally’s Interactive equity issuance	2,074,723	21	121,479	(585)	—	—	—	120,915
Common stock offering	12,650,000	127	667,746	—	—	—	—	667,873
Shares issued for purchase of Gamesys	9,773,537	98	518,681	—	—	—	—	518,779
Acquired non-controlling interest	—	—	—	—	—		3,760	3,760
Other comprehensive loss	—	—	—	—	—	(66,563)	—	(66,563)
Net loss	—	—	—	—	(71,799)	—	—	(71,799)
Balance as of December 31, 2021	52,254,477	$530	$1,849,068	$(29,166)	$(138,683)	$(69,707)	$3,760	$1,615,802
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(71,799)	$(5,487)	$55,130
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	144,786	37,842	32,392
Non-cash lease expense	14,924	804	1,215
Share-based compensation	20,143	17,706	3,826
Goodwill and asset impairment	4,675	8,659	—
Amortization of debt issuance costs and debt discounts	7,557	4,636	2,684
Loss on extinguishment of debt	103,007	—	1,703
Gain from insurance recoveries	(18,660)	—	—
Storm related losses	—	14,408	—
Gain on sale-leaseback	(53,425)	—	—
Contract termination	30,000	—	—
Deferred income taxes	(5,217)	1,191	8,995
Loss on assets and liabilities measured at fair value	21,440	—	—
Change in value of naming rights liabilities	(17,029)	57,660	—
Change in contingent consideration payable	(23,503)	—	—
Gain on bargain purchases	(22,841)	(63,871)	—
Other operating activities	10,275	982	298
Change in current operating assets and liabilities	(61,579)	(55,028)	(12,143)
Net cash provided by operating activities	82,754	19,502	94,100
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(2,274,221)	(425,063)	(9,606)
Proceeds from sale-leaseback	144,000	—	—
Deposit for acquisition of Bally’s Quad Cities Casino & Hotel	—	(4,000)	—
Foreign exchange forward contract premiums	(22,592)	—	—
Capital expenditures	(97,525)	(15,283)	(28,237)
Insurance proceeds from hurricane damage	18,660	—	—
Cash paid for internally developed software	(15,891)	—	—
Acquisition of gaming licenses	(30,159)	—	—
Other intangible asset acquisitions	(19,157)	—	—
Other investing activities	(19)	(500)	(1,082)
Net cash used in investing activities	(2,296,904)	(444,846)	(38,925)
Cash flows from financing activities:
Issuance of long-term debt	3,787,553	668,680	708,215
Repayments of long-term debt	(1,877,575)	(254,375)	(423,939)
Payment of financing fees	(65,297)	(1,734)	(4,340)
Payment of redemption premium on debt extinguishment	(67,857)	—	—
Share repurchases	(87,024)	(33,292)	(223,075)
Issuance of common stock, net	667,872	—	—
Issuance of Sinclair penny warrants	50,000	—	—
Payment of shareholder dividends	—	(3,204)	(7,539)
Other financing activities	(3,074)	(9,678)	(426)
Net cash provided by financing activities	2,404,598	366,397	48,896
Effect of foreign currency on cash and cash equivalents	(42,163)	—	—
Net change in cash and cash equivalents and restricted cash	148,285	(58,947)	104,071
Cash and cash equivalents and restricted cash, beginning of period	126,555	185,502	81,431
Cash and cash equivalents and restricted cash, end of period	$274,840	$126,555	$185,502

Supplemental disclosure of cash flow information:
Cash paid for interest	$65,927	$57,234	$35,040
Cash paid for income taxes, net of refunds	42,291	3,835	16,519

Non-cash investing and financing activities:
Unpaid property and equipment	$31,123	$3,575	$419
Unpaid trade name	—	20,000	—
Unpaid Naming Rights	—	332,313	—
Deposit applied to fixed asset purchases	—	—	981
Termination of operating leases via purchase of underlying assets	—	—	1,665
Stock issued for acquisition of Bally’s Dover Casino Resort	—	—	86,780
Stock and equity instruments issued for acquisitions of SportCaller, Monkey Knife Fight, Bally’s Interactive and Gamesys	716,162	—	—
Acquisitions in exchange for contingent liability	58,685	—	—
Deferred purchase price payable	14,071	—	—
Deposit applied to acquisition purchase price	4,000	—	—
Non-controlling interest	3,760	—	—
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL INFORMATION

Description of Business

Bally’s Corporation (the “Company,” or “Bally’s”), formerly known as Twin River Worldwide Holdings, Inc., was formed on March 1, 2004. Bally’s is a global gaming, hospitality and entertainment company with casinos and resorts and online gaming (“iGaming”) business-to-business-to-consumer (“B2B2C”) businesses. The Company owns and manages the following casino and resort properties:

Casinos and Resorts(1)	Location	Type	Built/Acquired
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)	Lincoln, Rhode Island	Casino and Resort	2004
Bally’s Arapahoe Park	Aurora, Colorado	Racetrack/OTB Site	2004
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)	Biloxi, Mississippi	Casino and Resort	2014
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)	Tiverton, Rhode Island	Casino and Hotel	2018
Bally’s Dover Casino Resort (“Bally’s Dover”)(3)	Dover, Delaware	Casino, Resort and Raceway	2019
Bally’s Black Hawk(2)	Black Hawk, Colorado	Three Casinos	2020
Bally’s Kansas City Casino (“Bally’s Kansas City”)	Kansas City, Missouri	Casino	2020
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi	Casino and Hotel	2020
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey	Casino and Hotel	2020
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)	Shreveport, Louisiana	Casino and Hotel	2020
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada	Casino and Resort	2021
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)(3)	Evansville, Indiana	Casino and Hotel	2021
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)	Rock Island, Illinois	Casino and Hotel	2021
__________________________________
(1)    During the fourth quarter of 2021, the Company updated its reportable segments to better align with its strategic growth initiatives in light of recent acquisitions. Refer to Note 19 “Segment Reporting” for further information.
(2)    Includes Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(3)    Properties leased from Gaming and Leisure Properties, Inc. (“GLPI”) under the Master Lease agreement. Refer to Note 13 “Leases” for further information.

Under the North America Interactive reportable segment, the Company owns and manages the following businesses:
•Bally’s Interactive, a B2B2C sportsbook and iCasino provider and operator;
•Horses Mouth Limited (“SportCaller”), a business-to-business (“B2B”) free-to-play game provider for sports betting companies;
•Monkey Knife Fight (“MKF”), a business-to-consumer gaming platform and daily fantasy sports operator;
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

The Company’s International Interactive reportable segment includes the interactive activities in Europe and Asia of Gamesys Group, Plc. (“Gamesys”), a B2B2C iCasino and online bingo platform provider and operator, acquired by the Company on October 1, 2021, and Solid Gaming, a games content aggregation business.

Gamesys Acquisition

On October 1, 2021, the Company completed its acquisition of Gamesys for 9,773,537 shares of Bally’s common stock and approximately £1.537 billion in cash (the “Acquisition”).

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Based on the October 1, 2021 closing price of $53.08 per share of the Company’s common stock and a foreign exchange rate of 1.354, the aggregate consideration paid to former Gamesys shareholders in connection with the Acquisition was approximately $2.60 billion. Consideration paid includes $518.8 million in shares and $2.08 billion in cash. See Note 5 “Acquisitions” for further information.

In connection with the Acquisition, the Company refinanced its and Gamesys’ debt with, among other sources, the proceeds of the senior notes offering completed in August 2021, a new bank credit facility entered into on October 1, 2021 and the Company’s common stock offering completed in April 2021. See Note 12 “Long-Term Debt” and Note 15 “Stockholders’ Equity” for further information.

COVID-19 Pandemic

The COVID-19 pandemic has significantly impacted the Company’s business. As of March 16, 2020, all of the Company’s properties at the time were closed as a result of the COVID-19 pandemic. The Company’s properties began to reopen in mid-2020 in some capacity and remained open for the rest of 2020, with the exception of Bally’s Twin River and Bally’s Tiverton, each of which closed again from November 29, 2020 through December 20, 2020. As of December 31, 2021, the Company’s properties have returned to full capacity with minimal restrictions. Although the Company is experiencing positive trends as a result of the reopening of its properties, the COVID-19 pandemic is ongoing and future developments, which are uncertain and cannot be predicted at this time, could have a material negative impact on operations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as variable interest entities (“VIEs”), of which the Company is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Variable Interest Entities

The Company evaluates entities for which control is achieved through means other than voting rights to determine if it is the primary beneficiary of a VIE. An entity is a VIE if it has any of the following characteristics (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support (ii) equity holders, as a group, lack the characteristics of a controlling financial interest or (iii) the entity is structured with non-substantive voting rights. The primary beneficiary of the VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary.

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

Management has analyzed and concluded that Breckenridge Curacao B.V. is a VIE because it does not have sufficient equity investment at risk. The Company has determined that it is the primary beneficiary and consolidates the VIE because (a) although the Company does not control all decisions of the VIE, the Company has the power to direct the activities of the VIE that most significantly impact its economic performance through various contracts with the entity and (b) the nature of these agreements between the VIE and the Company provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are based upon off-market rates and commensurate to the level of services provided. The Company receives significant benefits in the form of fees that are not at market and commensurate to the level of services provided. As a result, the Company consolidates all of the assets, liabilities and results of operations of the VIE and its subsidiaries in the accompanying consolidated financial statements. As of December 31, 2021, on a consolidated basis, Breckenridge Curacao B.V. had total assets of $85.4 million, total liabilities of $75.2 million and revenues of $79.6 million for the year ended December 31, 2021.

The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments including those related to contingent value rights, the allowance for doubtful accounts, valuation of goodwill and intangible assets, recoverability and useful lives of tangible and intangible long-lived assets, accruals for players club card incentives and for potential liabilities related to any lawsuits or claims brought against the Company, fair value of financial instruments, capitalized software development costs, stock compensation and valuation allowances for deferred tax assets. The Company bases its estimates and judgments on historical experience and other relevant factors impacting the carrying value of assets and liabilities. Actual results may differ from these estimates.

Cash and Cash Equivalents and Restricted Cash

The Company considers all cash balances and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted cash as of December 31, 2021 and 2020 was $68.6 million and $3.1 million, respectively. As of December 31, 2021, restricted cash consisted primarily of player deposits and payment service provider deposits in connection with the Company’s Gamesys’ operations. Restricted cash also includes Video Lottery Terminals (“VLT”) and table games cash payable to the State of Rhode Island and certain cash accounts at other properties, which are unavailable for the Company’s use. The following table reconciles cash and restricted cash in the consolidated balance sheets to the total shown on the consolidated statements of cash flows.

	December 31,
(in thousands)	2021	2020	2019
Cash and cash equivalents	$206,193	$123,445	$182,581
Restricted cash	68,647	3,110	2,921
Total cash and cash equivalents and restricted cash	$274,840	$126,555	$185,502

Concentrations of Credit Risk

The Company’s financial instruments which potentially expose the Company to concentrations of credit risk consisted of cash and cash equivalents and trade receivables. The Company maintains cash with financial institutions in excess of federally insured limits, however, management believes the credit risk is mitigated by the quality of the institutions holding such deposits. For the years ended December 31, 2021, 2020 and 2019, gaming revenue from the State of Rhode Island accounted for 19%, 30% and 46% of total revenues, respectively. Based on the Master Video Lottery Terminal Contract with the State of Rhode Island and historical experience, the Company’s management believes any credit risk related to amounts owed to the Company by the State of Rhode Island to be minimal.

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	December 31,
(in thousands)	2021	2020
Accounts due from Rhode Island and Delaware(1)	$10,575	$3,880
Gaming receivables	10,576	7,893
Non-gaming receivables	31,481	6,092
Accounts receivable, net	52,632	17,865
Less: Allowance for doubtful accounts	(4,454)	(3,067)
Accounts receivable, net	$48,178	$14,798
__________________________________
(1)    Represents the Company’s share of VLT and table games revenue for Bally’s Twin River and Bally’s Tiverton due from the State of Rhode Island and from the State of Delaware for Bally’s Dover.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
An allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, current economic and business conditions and forecasts that affect the collectability and review of individual customer accounts and any other known information. The activity for the allowance for doubtful accounts is as follows:

	December 31,
(in thousands)	2021	2020	2019
Balance at beginning of year	$3,067	$1,296	$1,009
Charges to expense	1,717	353	239
Deductions	(701)	(653)	(16)
Acquisitions	371	2,013	64
Other adjustments(1)	—	58	—
Balance at end of year	$4,454	$3,067	$1,296
__________________________________
(1)    Adjustment resulting from adoption of Accounting Standard Update (“ASU”) 2016-13.

Inventory

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis and consists primarily of food, beverage, promotional items and other supplies.

Prepaid Expenses and Other Assets

As of December 31, 2021 and 2020, prepaid expenses and other assets was comprised of the following:

	December 31,
(in thousands)	2021	2020
Services and license agreements	$21,496	$5,825
Sales tax	18,308	—
Due from payment service providers	15,984	—
Prepaid marketing	10,066	641
Prepaid insurance	9,637	5,654
Deposits	8,748	4,674
Purse funds	8,286	5,667
Unbilled revenue	7,759	—
Contingent consideration receivable	—	27,909
Other	4,179	3,453
Total prepaid expenses and other current assets	$104,463	$53,823

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and impairment losses, if applicable. Expenditures for renewals and betterments that extend the life or value of an asset are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. The costs and related accumulated depreciation applicable to assets sold or disposed are removed from the balance sheet accounts and the resulting gains or losses are reflected in the consolidated statements of operations. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets or the released lease term, if any, as follows:

Years
Land improvements	3-40
Building and improvements	3-40
Equipment	2-10
Furniture and fixtures	2-10

Development costs directly associated with the Acquisition, development and construction of a project are capitalized as a cost of the project during the periods in which activities necessary to prepare the property for its intended use are in progress. Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. During the year ended December 31, 2021 there was $0.2 million of capitalized interest. There was no capitalized interest in the year ended December 31, 2020.

As of December 31, 2021 and 2020, property and equipment was comprised of the following:

	December 31,
	2021	2020
Land	$75,328	$78,506
Land improvements	34,704	29,965
Building and improvements	650,837	635,145
Equipment	182,006	125,667
Furniture and fixtures	47,258	30,277
Construction in process	53,715	8,799
Total property, plant and equipment	1,043,848	908,359
Less: Accumulated depreciation	(205,197)	(159,330)
Property and equipment, net	$838,651	$749,029

Construction in process relates to costs capitalized in conjunction with major improvements that have not yet been placed in service and accordingly are not currently being depreciated. The construction in process balance at December 31, 2021 included $33.8 million, primarily attributable to projects at Bally’s Atlantic City, Bally’s Twin River and Bally’s Kansas City.

Depreciation expense relating to property and equipment was $53.7 million, $33.0 million and $26.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Leases

The Company determines if a contract is or contains a lease at the contract inception date or the date in which a modification of an existing contract occurs. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (i) the right to obtain substantially all of the economic benefits from the use of the identified asset throughout the period of use and (ii) the right to direct the use of the identified asset.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Upon adoption of Accounting Standard Codification (“ASC”) 842, Leases, (“ASC 842”) the Company elected to account for lease and non-lease components as a single component for all classes of underlying assets. Additionally, the Company elected to not recognize short-term leases (defined as leases that are less than 12 months and do not contain purchase options) within the consolidated balance sheets.

The Company recognizes a lease liability for the present value of lease payments at the lease commencement date using its incremental borrowing rate commensurate with the lease term based on information available at the commencement date, unless the rate implicit in the lease is readily determinable.

Certain of the Company’s leases include renewal options and escalation clauses; renewal options are included in the calculation of the lease liabilities and right of use assets when the Company determines it is reasonably certain to exercise the options. Variable expenses generally represent the Company’s share of the landlord’s operating expenses and consumer price index (“CPI”) increases. The Company does not have any leases classified as financing leases. Rent expense associated with the Company’s long and short term leases and their associated variable expenses are reported in total operating costs and expenses within the consolidated statements of operations.

Goodwill

Goodwill consists of the excess of acquisition costs over the fair value of net assets acquired in business combinations. Goodwill is not amortized, but is reviewed for impairment annually as of October 1st, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value, by comparing the fair value of each reporting unit to its carrying value, including goodwill.

When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Items that are considered in the qualitative assessment include, but are not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance. If the results of the qualitative assessment indicate it is more likely than not that a reporting units carrying value exceeds its fair value, or if the Company elects to bypass the qualitative assessment, a quantitative goodwill test is performed. The quantitative goodwill test compares the estimated fair value of each reporting unit with its estimated net book value (including goodwill and identifiable intangible assets). If the reporting unit’s estimated fair value exceeds its estimated net book value, goodwill is not impaired. An impairment is recognized if the estimated fair value of a reporting unit is less than its estimated net book value, in an amount not to exceed the carrying value of the reporting unit’s goodwill. Refer to Note 6 “Goodwill and Intangible Assets” for further information.

Intangible Assets

The Company’s intangible assets primarily consist of customer relationships, developed technology, internally developed software, gaming licenses and trade names. The Company also has a Naming rights intangible asset obtained through the Sinclair Agreement (as defined herein). Refer to Note 10 “Sinclair Agreement” for further information regarding the Sinclair Broadcast Group (“Sinclair”) naming rights.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For its finite-lived intangible assets, the Company establishes a useful life upon initial recognition based on the period over which the asset is expected to contribute to the future cash flows of the Company and periodically evaluates the remaining useful lives to determine whether events and circumstances warrant a revision to the remaining amortization period. Finite-lived intangible assets are amortized over their remaining useful lives in a pattern in which the economic benefits of the intangible asset are consumed, which is generally on a straight-line basis.

Customer Relationships - The Company considers customer relationships to be finite-lived intangible assets, which are amortized over their estimated useful lives, and are recognized as the result of a business combination.

Developed Technology - Developed technology relates to the design and development of sports betting and casino gaming software and online gaming products acquired through the Company’s acquisitions of the businesses within the North America Interactive and International Interactive segments. Developed technology is considered to be a finite-lived intangible asset, which are amortized over their estimated useful lives, which is generally between three to 10 years.

Internally Developed Software - Software that is developed for internal use is accounted for pursuant to ASC 350-40, Intangibles, Goodwill and Other - Internal-Use Software. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Once placed into service, internally developed software is amortized on a straight-line basis over its estimated useful life, which is generally five years. All other expenditures, including those incurred in order to maintain an intangible asset’s current level of performance, are expensed as incurred.

Gaming Licenses and Trade Names - Certain gaming licenses and trade names classified as finite-lived are amortized over their estimated useful lives. The Company also has certain gaming licenses, including its VLT licenses, and trade names, which are considered to be indefinite lived based on future expectations of operating its gaming properties indefinitely, continuing to brand its corporate name and certain properties under Bally’s trade name indefinitely and continuing to indefinitely brand its online casino offerings within the International Interactive segment with the trade names acquired through the Gamesys acquisition. Intangible assets not subject to amortization are reviewed for impairment annually as of October 1 and between annual test dates whenever events or changes in circumstances may indicate that the carrying amount of the related asset may not be recoverable.

Refer to Note 6 “Goodwill and Intangible Assets” for further information.

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

Debt issuance costs and debt discounts are amortized over the contractual term of the debt to interest expense. Debt issuance costs of the revolving credit facility are amortized on a straight-line basis, while all other debt issuance costs and debt discounts are amortized using the effective interest method. Amortization of debt issuance costs and debt discounts included in interest expense was $7.6 million, $4.6 million and $2.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Self-Insurance Reserves

The Company is self-insured for employee medical insurance coverage up to an individual stop loss of $100,000 in 2021, 2020 and 2019. Self-insurance liabilities are estimated based on the Company’s claims experience using actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled and that have been incurred but not yet reported. The self-insurance liabilities are included in “Accrued liabilities” in the consolidated balance sheets. Such amounts were $4.2 million and $3.3 million as of December 31, 2021 and 2020, respectively.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company has two share-based employee compensation plans, which are described more fully in Note 14 “Equity Plans.” Share-based compensation consists of stock options, time-based restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance-based restricted stock units (“PSUs”). The grant date closing price per share of the Company’s stock is used to estimate the fair value of RSUs and RSAs. Stock options are granted at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the individual grants. The Company’s Chief Executive Officer and certain of its other executive officers or members of senior management have been granted PSUs which vest, when and if earned, in accordance with the terms of the related PSU award agreements. The Company recognizes share-based compensation expense based on the target number of shares of common stock that may be earned pursuant to the award and the Company’s stock price on the date of grant and subsequently adjusts expense based on actual and forecasted performance compared to planned targets. Forfeitures are recognized as reductions to share-based compensation when they occur.

Warrant/Option Liabilities

The Company accounts for the warrants and options issued to Sinclair under the Sinclair Agreement in accordance with ASC 815-40, Contracts in an Entity’s Own Equity. The Penny Warrants are classified in equity because they are indexed to the Company’s own stock and meet all conditions for equity classification. The Performance Warrants and Options were classified as liabilities as of December 31, 2020 because they could have been required to be settled in cash, outside the Company’s control, prior to formal stockholder approval. The warrants and options were initially recorded at their fair values on the date of issuance and the Performance Warrants and Options are marked to market each reporting period, with changes in fair value recorded in “Change in value of naming rights liabilities” in the consolidated statements of operations. Refer to Note 10 “Sinclair Agreement” for further information.

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

Revenue

The Company accounts for revenue earned from contracts with customers under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company generates revenue from five principal sources: gaming services, which also includes racing, hotel, food and beverage and other. Refer to Note 4 “Revenue Recognition” for further information.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising Expense

The Company expenses advertising costs as incurred. For the years ended December 31, 2021, 2020 and 2019, advertising expense was $68.3 million, $4.5 million and $7.6 million, respectively. Advertising expense attributable to the Company’s interactive business included within Gaming expenses for the year ended December 31, 2021 was $61.4 million.

Expansion and Pre-opening Expenses

Expansion and pre-opening expenses are charged to expense as incurred. The Company defines pre-opening expenses as costs incurred before the property commences commercial operations and defines expansion expenses as costs incurred in connection with the opening of a new facility or significant expansion of an existing property. Costs classified as expansion and pre-opening costs consist primarily of marketing, master planning, conceptual design fees and legal and professional fees that are not eligible for capitalization. Expansion and pre-opening costs for the years ended December 31, 2021 and 2020 were $1.8 million and $0.9 million, respectively. There were no expansion and pre-opening costs for the year ended December 31, 2019.

Gain From Insurance Recoveries, Net of Losses

Gain from insurance recoveries, net of losses relate to losses incurred resulting from storms impacting the Company’s properties, net of insurance recovery proceeds. During the years ended December 31, 2021 and 2020, the Company recorded a gain from insurance recoveries of $19.3 million compared to storm related losses of $14.1 million, respectively, primarily attributable to the effects of Hurricane Zeta which made landfall in Louisiana shutting down the Company’s Hard Rock Biloxi property for three days during the fourth quarter of 2020. During the year ended December 31, 2019, the Company recorded a gain on insurance recoveries of $1.2 million for proceeds received on a damaged roof at the Company’s Arapahoe Park racetrack in Aurora, Colorado.

Interest Expense

Interest expense is comprised of interest costs for the Company’s debt and amortization of debt issuance costs and debt discounts, net of amounts capitalized for construction projects. Interest expense recorded in the consolidated statements of operations totaled $120.2 million, $63.2 million and $39.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Foreign Currency

The Company’s functional currency is the US Dollar (“USD”). Foreign subsidiaries with a functional currency other than USD translate assets and liabilities at current exchange rates at the end of the reporting periods, while income and expense accounts are translated at average exchange rates for the respective periods. Translation adjustments resulting from this process are recorded to other comprehensive income (loss). Gains or losses from foreign currency remeasurements that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in “Other, net” on the consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comprehensive (Loss) Income

Comprehensive (loss) income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive (loss) income consists of net (loss) income, changes in defined benefit pension plan, net of tax and the effect of fluctuations in foreign currency rates on the values of the Company’s foreign investments.

Treasury Stock
The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

Business Combinations

The Company accounts for its acquisitions in accordance with ASC 805, Business Combinations. The Company initially allocates the purchase price of an acquisition to the assets acquired and liabilities assumed based on their estimated fair values, with any excess of consideration transferred recorded as goodwill. If the estimated fair value of net assets acquired and liabilities assumed exceeds the purchase price, the Company records a gain on bargain purchase in earnings in the period of acquisition. The results of operations of acquisitions are included in the consolidated financial statements from their respective dates of acquisition. Costs incurred to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and are charged to acquisition, integration and restructuring expense as they are incurred. Refer to Note 5 “Acquisitions” and Note 11 “Acquisition, Integration and Restructuring Expense” for further information.

Segments

Operating segments are identified as components of an enterprise that engage in business activities from which it recognizes revenues and expenses, and for which discrete financial information is available and regularly reviewed by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. During the fourth quarter of 2021, the Company updated its reportable segments. Refer to Note 19 “Segment Reporting” for further information.

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
•Level 3: Unobservable inputs.

The inputs used to measure the fair value of an asset or a liability are categorized within levels of the fair value hierarchy. The fair value measurement is categorized in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the measurement. Refer to Note 8 “Fair Value Measurements” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.    RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

Standards implemented

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326)–Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard amends several aspects of the measurement of credit losses on financial instruments, including trade receivables. The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model and amends certain aspects of accounting for purchased financial assets with deterioration in credit quality since origination. Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets, based on historical experience, current conditions and forecasts that affect the collectability of the reported amount. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses, to clarify that receivables arising from operating leases are not within the scope of ASC 326 and should instead, be accounted for in accordance with ASC 842. The standard is effective for annual and interim periods beginning after December 15, 2019. Adoption is through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (a modified-retrospective approach). The Company adopted this ASU in the first quarter of 2020 and recorded a $58,000 negative adjustment to retained earnings as of January 1, 2020.

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation–Retirement Benefits–Defined Benefit Plans–General. This amendment improves disclosures over defined benefit plans and is effective for interim and annual periods ending after December 15, 2020, with early adoption permitted. The Company’s adoption of this ASU in the first quarter of 2021 did not have a material impact to its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)–Simplifying the Accounting for Income Taxes. This amendment serves to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendment also improves the consistent application of ASC Topic 740 by clarifying and amending existing guidance. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The Company’s adoption of this ASU in the first quarter of 2021, did not have a material impact to its consolidated financial statements.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4 .     REVENUE RECOGNITION

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Gaming services contracts have two performance obligations for those customers earning incentives under the Company’s player loyalty programs and a single performance obligation for customers who do not participate in the programs. The Company applies a practical expedient to account for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the impact on the consolidated financial statements of applying the revenue recognition guidance to the portfolio would not differ materially application to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with incentives earned under loyalty programs, the Company allocates an amount to the loyalty program contract liability based on the stand-alone selling price of the incentive earned for a hotel room stay, food and beverage or other amenity. The performance obligation related to loyalty program incentives are deferred and recognized as revenue upon redemption by the customer. The amount associated with gaming wagers is recognized at the point the wager occurs, as it is settled immediately.

Gaming revenue includes the share of VLT revenue for Bally’s Twin River and Bally’s Tiverton, in each case, as determined by each property’s respective master VLT contracts with the State of Rhode Island. Bally’s Twin River is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share on VLT revenue generated from units in excess of 3,002 units. Beginning July 1, 2021, Bally’s Twin River is entitled to an additional 7.00% share of revenue on VLTs owned by the Company. Bally’s Tiverton is entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Bally’s Twin River. Gaming revenue also includes Bally’s Twin River’s and Bally’s Tiverton’s share of table games revenue. Bally’s Twin River and Bally’s Tiverton each were entitled to an 83.5% share of table games revenue generated as of December 31, 2021 and 2020. Revenue is recognized when the wager is settled, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming services on behalf of the State of Rhode Island.

Gaming revenue also includes Bally’s Dover’s share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Bally’s Dover is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of December 31, 2021 and 2020, Bally’s Dover was entitled to an approximate 42% share of VLT revenue and 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis, which is the percentage share of VLT and table games revenue received, as the Company acts as an agent in operating the gaming services on behalf of the State of Delaware.

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

Sports betting

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sports betting involves a user wagering money on an outcome or series of outcomes. If a user wins the wager, the Company pays the user a pre-determined amount known as fixed odds. Sports betting revenue is generated through built-in theoretical margins in each sports wagering opportunity offered to users. Revenue is recognized as total wagers net of payouts made and incentives awarded to users.

During 2020, the Company entered into several multi-year agreements with third-party operators for online sports betting and iGaming market access in the states of Colorado and New Jersey from which the Company has received or expects to receive one-time, up front market access fees in cash or equity securities (specific to one operator agreement) and certain other fees in cash generally based on a percentage of the gross gaming revenue generated by the operator, with certain annual minimum guarantees due to the Company. The one-time market access fees received have been recorded as deferred revenue and will be recognized as gaming revenue ratably over the respective contract terms, beginning with the commencement of operations of each respective agreement. The Company recognized commissions in certain states from online sports betting and iGaming which are included in gaming revenue for the year ended December 31, 2021. Deferred revenue associated with third-party operators for online sports betting and iGaming market access was $6.8 million and $2.0 million as of December 31, 2021 and 2020, respectively, and is included in “Accrued liabilities” and “Other long-term liabilities” in the consolidated balance sheets. No significant agreements were entered into in 2021.

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

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Hotel	$55,782	$15,099	$19,939
Food and beverage	61,038	18,548	31,569
Retail, entertainment and other	7,556	3,031	7,594
	$124,376	$36,678	$59,102
Sales tax and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not included in revenue or operating expenses.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the fourth quarter of 2021, the Company changed its reportable segments to better align with its strategic growth initiatives in light of recent acquisitions. Refer to Note 19 “Segment Reporting” for further information. The following table provides a disaggregation of total revenue by segment (in thousands):

Years Ended December 31,	Casinos & Resorts	North America Interactive	International Interactive	Total
2021
Gaming	$803,940	$10,442	$239,110	$1,053,492
Hotel	95,356	—	—	95,356
Food and beverage	92,906	—	—	92,906
Retail, entertainment and other	40,626	27,910	12,153	80,689
Total revenue	$1,032,828	$38,352	$251,263	$1,322,443
2020
Gaming	$298,070	$—	$—	$298,070
Hotel	24,742	—	—	24,742
Food and beverage	32,132	—	—	32,132
Retail, entertainment and other	17,848	—	—	17,848
Total revenue	$372,792	$—	$—	$372,792
2019
Gaming	$381,062	$—	$—	$381,062
Hotel	38,988	—	—	38,988
Food and beverage	69,904	—	—	69,904
Retail, entertainment and other	33,623	—	—	33,623
Total revenue	$523,577	$—	$—	$523,577

Revenue included in operations from Bally’s Lake Tahoe from the date of acquisition, April 6, 2021, Bally’s Evansville from the date of its acquisition, June 3, 2021, and Bally’s Quad Cities from the date of its acquisition, June 14, 2021, through December 31, 2021, are reported in Casinos & Resorts. Revenue included in operations from SportCaller from the date of its acquisition, February 5, 2021, MKF from the date of its acquisition, March 23, 2021, Bally’s Interactive from the date of its acquisition, May 28, 2021, AVP from the date of its acquisition, July 12, 2021, Telescope from the date of its acquisition, August 12, 2021, Degree 53 from the date of its acquisition, October 25, 2021, and the North American operations of Gamesys, from the date of its acquisition, October 1, 2021, each through December 31, 2021, are reported in North America Interactive. Revenue included in operations from the European and Asian activities from Gamesys is reported in International Interactive. Refer to Note 5. “Acquisitions” for further information.

Contract Assets and Contract Related Liabilities

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers were $35.5 million and $12.0 million as of December 31, 2021 and December 31, 2020, respectively.

The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, advance deposits made for goods and services yet to be provided and unpaid wagers. All of the contract liabilities are short-term in nature and are included in “Accrued liabilities” in the consolidated balance sheets.

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

Liabilities related to contracts with customers as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Loyalty programs	$19,099	$15,468
Advanced deposits from customers	29,168	991
Unpaid wagers	1,656	899
Total	$49,923	$17,358

The Company recognized $20.1 million, $5.5 million and $10.0 million of revenue related to loyalty program redemptions for the years ended December 31, 2021, 2020 and 2019, respectively.

5 .    ACQUISITIONS

Recent Acquisitions

The Company accounted for all of the following acquisitions as business combinations using the acquisition method with Bally’s as the accounting acquirer in accordance with ASC 805. Under this method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed of the acquiree based upon their estimated fair values at the acquisition date. The fair value of the identifiable intangible assets acquired are determined by using an income approach. Significant assumptions utilized in the income approach are based on company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The purchase price allocation for the acquisitions of Bally’s Lake Tahoe, Bally’s Evansville, Bally’s Quad Cities, Gamesys and the Bally’s Interactive Acquisitions, as defined below, are preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such finalizations will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible assets acquired and liabilities assumed.

The Company recorded transaction costs related to its recent and pending acquisitions of $70.1 million, $13.2 million and $10.9 million during the years ended December 31, 2021, 2020 and 2019, respectively. These costs are included in “Acquisition, integration and restructuring” in the consolidated statements of operations. Refer to Note 11 “Acquisition, Integration and Restructuring” for further information.

Bally’s Black Hawk

On January 23, 2020, the Company acquired a subsidiary of Affinity Gaming that owns three casino properties located in Black Hawk, Colorado: Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino (the “Bally’s Black Hawk”). The total cash consideration paid by the Company in connection with Bally’s Black Hawk acquisition was approximately $53.8 million, or $50.5 million net of cash acquired, excluding transaction costs.

The identifiable assets recorded in connection with the closing of Bally’s Black Hawk acquisition include trademarks of $2.1 million and rated player relationships of $0.6 million, which are being amortized on a straight-line basis over estimated useful lives of approximately 10 years and 6 years, respectively. The Company also recorded an intangible asset related to gaming licenses of approximately $3.3 million, with an indefinite life. However, in connection with the impairment testing discussed in Note 6 “Goodwill and Intangible Assets,” the asset was deemed fully impaired and its value was written down to zero as of March 31, 2020. The fair value of the identifiable intangible assets acquired was determined by using an income approach. Significant assumptions utilized in the income approach were based on company-specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. Goodwill recognized is deductible for local tax purposes.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bally’s Kansas City Casino and Bally’s Vicksburg Casino

On July 1, 2020, the Company completed its acquisition of the operations and real estate of Bally’s Kansas City and Bally’s Vicksburg from affiliates of Caesars Entertainment, Inc. (“Caesars”). The total cash consideration paid by the Company in connection with the acquisition was approximately $229.9 million, or $225.5 million net of cash acquired, excluding transaction costs.

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the acquisition:

	As of July 1, 2020
	Preliminary as of December 31, 2020	Year to Date Adjustments	Final
Cash	$4,362	$—	$4,362
Accounts receivable, net	582	—	582
Inventory	164	—	164
Prepaid expenses and other current assets	686	(256)	430
Property and equipment	60,865	—	60,865
Right of use asset	10,315	—	10,315
Intangible assets, net	138,160	—	138,160
Other assets	117	—	117
Goodwill	53,896	380	54,276
Accounts payable	(614)	—	(614)
Accrued liabilities	(3,912)	(236)	(4,148)
Lease liability	(34,452)	—	(34,452)
Other long-term liabilities	(306)	112	(194)
Total purchase price	$229,863	$—	$229,863

Goodwill recognized is deductible for local tax purposes and has been assigned as of the acquisition date to the Company’s Casinos & Resorts reportable segment, which includes the reporting units expected to benefit from the synergies of the acquisition. Qualitative factors that contribute to the recognition of goodwill include an organized workforce and expected synergies from integrating the properties into the Company’s casino portfolio and future development of its omni-channel strategy.

Bally’s Atlantic City Casino Resort

On November 18, 2020, the Company completed its acquisition of Bally’s Atlantic City from Caesars and Vici Properties, Inc. In connection with Bally’s Atlantic City acquisition, the Company paid cash of approximately $24.7 million at closing, or $16.1 million, net of cash acquired, excluding transaction costs. The Company recorded a liability of $2.0 million for a net working capital adjustment which is reflected in “Accrued liabilities’ in the consolidated balance sheets as of December 31, 2020, and was paid in full during the first quarter of 2021.

In connection with the approval of the Company’s interim gaming license in the state of New Jersey, the Company committed to the New Jersey Casino Control Commission to spend $90 million, increased to $100.0 million in the second quarter of 2021, in capital expenditures over a span of five years to refurbish and upgrade the property’s facilities and expand its amenities. In connection with this commitment, the Company reached an agreement with Caesars, whereby Caesars would reimburse the Company for $30.0 million of the capital expenditure commitment by December 31, 2021. This commitment from Caesars to the Company was accounted for as a contingent consideration asset under ASC 805 and was recognized at its present value as of the acquisition date, which was determined to be $27.7 million, as it represented consideration due back from the seller in connection with a business combination and was included in “Prepaid expenses and other assets” in the consolidated balance sheet. This contingent consideration asset resulted in an adjusted purchase price of $(0.9) million. In the fourth quarter of 2021, in lieu of settlement in cash, the contingent consideration asset was settled with Caesars through the early termination of certain agreements between Caesars and the Company at other properties. The early termination of these contracts allows the Company to retain rights to operate online gaming in certain jurisdictions. The derecognition of the contingent consideration asset for non-cash consideration resulted in a contract termination expense of $30.0 million recorded during the fourth quarter of 2021.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the acquisition of Bally’s Atlantic City. There were no purchase accounting adjustments recorded during the year ended December 31, 2021.

Final As of November 18, 2020
Cash	$8,651
Accounts receivable	1,122
Inventory	721
Prepaid expenses and other current assets	1,402
Property and equipment, net	40,898
Intangible assets, net	1,120
Accounts payable	(3,131)
Accrued liabilities	(7,983)
Deferred income tax liability	(11,132)
Net assets acquired	31,668
Bargain purchase gain	(32,595)
Total purchase price	$(927)

The identifiable intangible assets recorded in connection with the closing of Bally’s Atlantic City acquisition include rated player relationships of $0.9 million and hotel and conference pre-bookings of $0.2 million, which are being amortized on a straight-line basis over estimated useful lives of approximately eight years and three years, respectively. The Company determined that the value of and intangible asset related to gaming licenses was de minimus, primarily due to the previously mentioned capital expenditure commitment required to obtain the license. The preliminary fair value of the identifiable intangible assets acquired was determined by using a cost approach and an income approach for the rater player relationships and pre-bookings, respectively.

The fair value of the assets acquired and liabilities assumed exceed the purchase price consideration and therefore, a bargain purchase gain of $32.6 million was recorded during the year ended December 31, 2020 included within “Gain on bargain purchases” in the consolidated statements of operations. The Company believes that it was able to acquire the net assets of Bally’s Atlantic City for less than fair value as a result of a capital expenditure requirement imposed on the Company by the New Jersey Casino Control Commission, which would have been imposed on the seller had they not divested the property.

Bally’s Shreveport Casino & Hotel

On December 23, 2020, the Company completed its acquisition of Bally’s Shreveport for total cash consideration of approximately $137.2 million. Cash paid by the Company, net of $5.0 million cash acquired and offset by a receivable of $0.8 million resulting from a net working capital adjustment, was $133.1 million, excluding transaction costs.

The identifiable intangible assets recorded in connection with the closing Bally’s Shreveport include gaming licenses of $57.7 million with an indefinite life and rated player relationships of $0.4 million, which is being amortized on a straight-line basis over estimated useful lives of approximately eight years. The fair value of the identifiable intangible assets acquired was determined by using an income approach.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the acquisition of Bally’s Shreveport:

	As of December 23, 2020
	Preliminary as of December 31, 2020	Year to Date Adjustments	Final
Cash	$4,980	$—	$4,980
Accounts receivable, net	1,936	(143)	1,793
Inventory	495	103	598
Prepaid expenses and other current assets	245	—	245
Property and equipment, net	125,822	—	125,822
Right of use asset	9,260	—	9,260
Intangible assets, net	58,140	—	58,140
Other assets	403	—	403
Accounts payable and Accrued liabilities	(6,138)	79	(6,059)
Lease liability	(14,540)	—	(14,540)
Deferred tax liability	(11,457)	—	(11,457)
Other long-term liabilities	(680)	—	(680)
Net assets acquired	168,466	39	168,505
Bargain purchase gain	(31,276)	(39)	(31,315)
Total purchase price	$137,190	$—	$137,190

The fair value of the assets acquired and liabilities assumed exceed the purchase price consideration and therefore, a bargain purchase gain of $31.3 million was recorded during the year ended December 31, 2020 within “Gain on bargain purchases” in the consolidated statements of operations. During the fourth quarter of 2021, the Company recorded an adjustment to the bargain purchase gain of $39 thousand resulting from final purchase accounting procedures. The Company believes that it was able to acquire the net assets of Bally’s Shreveport for less than fair value as a result of a distressed sale whereby the seller, Eldorado Resorts, Inc., was required by the Federal Trade Commission to divest the Shreveport property prior to its merger with Caesars coupled with the timing of the agreement to purchase which was in the middle of industry wide COVID-19 related shutdowns of all casinos in the US.

Bally’s Lake Tahoe Casino Resort

On April 6, 2021, the Company acquired Bally’s Lake Tahoe in Lake Tahoe, Nevada from Eldorado and certain of its affiliates for $14.2 million, payable in cash one year from the closing date. The deferred purchase price is included within “Accrued liabilities” of the consolidated balance sheet as of December 31, 2021.

The identifiable intangible assets recorded in connection with the closing of Bally’s Lake Tahoe acquisition based on preliminary valuations include gaming licenses of $5.2 million with an indefinite life and a trade name of $0.2 million, which is being amortized on a straight-line basis over its estimated useful life of approximately six months. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Bally’s Lake Tahoe:

	As of April 6, 2021
(in thousands)	Preliminary as of June 30, 2021	Year to Date Adjustments	Preliminary as of December 31, 2021
Total current assets	$5,089	$(406)	$4,683
Property and equipment, net	6,361	—	6,361
Right of use assets, net	57,017	—	57,017
Intangible assets, net	5,430	—	5,430
Accounts payable and accrued liabilities	(3,095)	(307)	(3,402)
Lease liabilities	(52,927)	—	(52,927)
Other long-term liabilities	(1,127)	186	(941)
Net assets acquired	16,748	(527)	16,221
Bargain purchase gain	(2,576)	527	(2,049)
Total purchase price	$14,172	$—	$14,172

Based on the preliminary purchase price allocation, the fair value of the assets acquired and liabilities assumed exceed the purchase price consideration resulting in a bargain purchase gain of $2.0 million recorded during the year ended December 31, 2021. The original agreement to acquire Bally’s Lake Tahoe from Eldorado was made concurrently with the agreement of Bally’s Shreveport and the Company believes that it was able to acquire Bally’s Lake Tahoe for less than fair value as a result of a distressed sale prior to Eldorado’s merger by Caesars, as noted above.

Revenue and net loss included in operations from Bally’s Lake Tahoe for the year ended December 31, 2021 was $28.9 million and $0.1 million, respectively.

Bally’s Evansville Casino & Hotel

On June 3, 2021, the Company completed the acquisition of Bally’s Evansville casino operations from Caesars. The total purchase price was $139.7 million. Cash paid by the Company, net of $9.4 million cash acquired, was $130.4 million, excluding transaction costs.

In connection with the acquisition of Bally’s Evansville casino operations, the Company entered into a sale-leaseback arrangement with an affiliate of GLPI for the Bally’s Dover property. Refer to Note 13 “Leases” for further information.

The identifiable intangible assets recorded in connection with the closing of Bally’s Evansville acquisition based on preliminary valuations include gaming licenses of $153.6 million with an indefinite life and rated player relationships of $0.6 million which are being amortized on a straight-line basis over an estimated useful life of approximately eight years. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Bally’s Evansville:

	As of June 3, 2021
(in thousands)	Preliminary as of June 30, 2021	Year to Date Adjustments	Preliminary as of December 31, 2021
Cash and cash equivalents	$9,355	$—	$9,355
Accounts receivable, net	1,492	(18)	1,474
Inventory and prepaid expenses and other current assets	1,212	(10)	1,202
Property and equipment, net	12,325	—	12,325
Right of use assets, net	285,772	—	285,772
Intangible assets, net	154,210	—	154,210
Other assets	468	—	468
Accounts payable and accrued liabilities	(10,568)	(359)	(10,927)
Lease liabilities	(285,772)	—	(285,772)
Deferred tax liability	(7,469)	236	(7,233)
Other long-term liabilities	(310)	—	(310)
Net assets acquired	160,715	(151)	160,564
Bargain purchase gain	(21,537)	681	(20,856)
Total purchase price	$139,178	$530	$139,708

Based on the preliminary purchase price allocation, the fair value of the assets acquired and liabilities assumed exceed the purchase price consideration and therefore, a bargain purchase gain of $20.9 million was recorded during the year ended December 31, 2021. The Company believes it was able to acquire Bally’s Evansville for less than fair value as a result of a distressed sale prior to Eldorado’s merger with Caesars, as noted above.

Revenue and net income included in operations from Bally’s Evansville for the year ended December 31, 2021 was $91.0 million and $8.0 million, respectively.

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

The identifiable intangible assets recorded in connection with the closing of Bally’s Quad Cities acquisition based on preliminary valuations include gaming licenses of $30.3 million with an indefinite life, as well as, rated player relationships and a trade name of $0.7 million and $0.2 million, respectively, which are being amortized on a straight-line basis over their estimated useful lives of approximately nine years and four months, respectively. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach. Goodwill recognized is deductible for local tax purposes and has been assigned as of the acquisition date to the Company’s Casinos & Resorts reportable segment, which includes the reporting unit expected to benefit from the synergies of the acquisition. Qualitative factors that contribute to the recognition of goodwill include an organized workforce and expected synergies from integrating the property into the Company’s casino portfolio and future development of its omni-channel strategy.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Bally’s Quad Cities:

	As of June 14, 2021
(in thousands)	Preliminary as of June 30, 2021	Year to Date Adjustments	Preliminary as of December 31, 2021
Cash and cash equivalents	$3,241	$(308)	$2,933
Accounts receivable, net	2,855	131	2,986
Inventory and Prepaid expenses and other current assets	844	(46)	798
Property and equipment, net	73,135	—	73,135
Intangible assets, net	31,180	—	31,180
Goodwill	14,191	402	14,593
Total current liabilities	(6,244)	(453)	(6,697)
Total purchase price	$119,202	$(274)	$118,928

Revenue included in operations from Bally’s Quad Cities for the year ended December 31, 2021 was $26.8 million.

Bally’s Interactive Acquisitions

SportCaller - On February 5, 2021, the Company acquired SportCaller for total consideration of $42.6 million including $24.0 million in cash and 221,391 of the Company’s common shares at closing, and up to $12.0 million in value of additional shares if SportCaller meets certain post-closing performance targets (calculated based on a USD to Euro exchange ratio of 0.8334).

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

Bally’s Interactive - On May 28, 2021, the Company acquired Bally’s Interactive, formerly Bet.Works Corp., for total consideration of $192.1 million which consisted of $70.4 million in cash, net of cash acquired, and 2,084,765 of the Company’s common shares. The shareholders of Bally’s Interactive will not transfer any shares of Company common stock received prior to June 1, 2022 and, for the following 12 months, may transfer only up to 1% of the Company’s common stock per every 90 days.

AVP - On July 12, 2021, the Company acquired AVP, a premier professional beach volleyball organization and host of the longest-running domestic beach volleyball tour in the US, for $10.0 million in cash.

Telescope - On August 12, 2021, the Company acquired an 84.16% controlling interest in Telescope, a leading provider of real-time audience engagement solutions for live events, gamified second screen experiences and interactive livestreams, for $25.9 million in cash, net of cash acquired. The remaining 15.84% of Telescope is owned by certain selling shareholders and is reported as a non-controlling interest. The non-controlling interest is convertible into shares of Bally’s common stock based on a fixed exchange ratio share-settlement feature, valued using the Company’s common stock price, and is classified as permanent equity. Earnings attributable to the non-controlling interest are not material for the year ended December 31, 2021.

Degree 53 - On October 25, 2021, the Company acquired Degree 53, a UK-based creative agency that specializes in multi-channel website and personalized mobile app and software development for the online gambling and sports industries, for $7.8 million in cash, net of cash acquired.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The identifiable intangible assets recorded in connection with the closing of SportCaller, MKF, Bally’s Interactive, AVP, Telescope, and Degree 53 (collectively the “Bally’s Interactive Acquisitions”) are based on preliminary valuations and include customer relationships of $41.5 million, which are being amortized over estimated useful lives between three and ten years, developed software of $122.4 million, which is being amortized over its estimated useful lives between three and ten years, and trade names of $3.1 million, which are being amortized over their estimated useful lives between ten and 15 years. Total goodwill recorded in connection with Bally’s Interactive Acquisitions was $250.5 million, of which $102.9 million is deductible for local tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill, which consist primarily of benefits from acquiring a talented technology workforce and management team experienced in the online gaming industry, and securing buyer-specific synergies expected to contribute to the Company’s omni-channel strategy which are expected to increase revenue and profits within the Company’s North America Interactive reportable segment. Goodwill of the Bally’s Interactive Acquisitions has been assigned as of the acquisition date to the Company’s North America Interactive reportable segment.

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the Bally’s Interactive Acquisitions as of their respective dates of acquisition, as noted above:

(in thousands)	Preliminary as of December 31, 2021
Cash and cash equivalents	$8,689
Accounts receivable, net	4,498
Prepaid expenses and other current assets	3,104
Property and equipment, net	596
Intangible assets, net	167,075
Goodwill	250,491
Total current liabilities	(14,548)
Deferred tax liability	(15,811)
Acquired non-controlling interest	(3,760)
Net investment in Bally’s Interactive Acquisitions	$400,334

During the year ended December 31, 2021, the Company recorded purchase accounting adjustments which increased intangible assets by $0.5 million and reduced goodwill and current liabilities by $0.4 million and $1.1 million, respectively.

Revenue included in operations from the Bally’s Interactive Acquisitions from their respective dates of acquisition, each noted above, for the year ended December 31, 2021 was $23.6 million.

Gamesys Acquisition

On October 1, 2021, the Company completed the acquisition of Gamesys. Total consideration was $2.60 billion, which consisted of $ $2.08 billion paid in cash and 9,773,537 shares of Bally’s common stock. Cash paid by the Company at closing, net of cash received of $183.3 million and a $10.3 million post-combination expense, explained below, was $1.90 billion, excluding transaction costs.

The identifiable intangible assets recorded in connection with the closing of Gamesys are based on preliminary valuations and primarily include customer relationships of $980.2 million and developed technology of $282.0 million, both of which are being amortized over seven years, and trade names of $249.8 million, which have indefinite lives. Total goodwill of $1.68 billion represents the excess purchase price over the preliminary fair value of the assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill, which consist primarily of benefits from acquiring a talented technology workforce and management team experienced in the online gaming industry. Goodwill associated with the Gamesys acquisition is assigned as of the acquisition date to the Company’s International Interactive and North America Interactive reportable segments in the amounts of $1.65 billion and $33.3 million respectively, which include the reporting units expected to benefit from the synergies arising from the acquisition. The assignment of goodwill to reporting units is based upon preliminary valuations subject to change throughout the measurement period. Goodwill recognized is not deductible for local tax purposes.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the acquisition of Gamesys, certain unvested and outstanding equity options held by Gamesys employees were discretionarily accelerated and vested by the Gamesys Board of Directors, requiring allocation of the fair value of pre-combination service to purchase consideration, with the remainder allocated to non-recurring post-combination expense. The fair value of $36.4 million was attributed to pre-combination service and included in consideration transferred. In the fourth quarter of 2021, the fair value of $10.3 million, attributable to post combination expense was recorded within “Advertising, general, and administrative” expense in the consolidated statements of operations.

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Gamesys as of October 1, 2021:

(in thousands)	Preliminary as of December 31, 2021
Cash and cash equivalents and restricted cash	$183,306
Accounts receivable, net	35,851
Prepaid expenses and other current assets	27,876
Property and equipment, net	15,230
Right of use assets, net	14,185
Goodwill	1,678,476
Intangible assets, net	1,513,023
Other assets	17,668
Accounts payable	(47,881)
Accrued income taxes	(40,250)
Accrued liabilities	(177,109)
Long-term debt, net	(456,469)
Lease liabilities	(14,185)
Deferred tax liability	(143,924)
Other long-term liabilities	(6,680)
Total purchase price	$2,599,117

Revenue and net income included in operations from Gamesys reported in the Company’s International Interactive and North America Interactive reportable segments for the year ended December 31, 2021 was $257.1 million and $18.2 million, respectively.

Supplemental Pro Forma Consolidated Information

The following unaudited pro forma consolidated financial information for the twelve months ended December 31, 2021 combines the results of the Company for the year ended December 31, 2021 and the unaudited results of Bally’s Lake Tahoe, Bally’s Evansville and Gamesys for each period subsequent to their respective acquisition dates through December 31, 2021. The following unaudited pro forma consolidated financial information for the twelve months ended December 31, 2020 combines the Company’s historical results with pro forma amounts for Bally’s Lake Tahoe, Bally’s Evansville and Gamesys. The unaudited pro forma consolidated financial information assumes that the acquisitions of Bally’s Lake Tahoe, Bally’s Evansville and Gamesys had occurred as of January 1, 2020. The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments related to the issuance of new debt and equity offerings as of January 1, 2020 as well as non-recurring adjustments for amortization of acquired intangible assets, compensation expense for share-based compensation arrangements that were cash settled in conjunction with the Acquisition, interest expense, transaction costs, together with the consequential tax effects. The revenue, earnings and pro forma effects of other acquisitions completed during the year ended December 31, 2021, which include Bally’s Interactive Acquisitions and Bally’s Quad Cities, are not material to results of operations, individually or in the aggregate.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(in thousands, except per share data)	2021	2020
Revenue	$2,221,870	$1,529,369
Net income (loss)	$46,048	$(129,374)
Net income (loss) per share, basic	$0.93	$(2.37)
Net income (loss) per share, diluted	$0.92	$(2.37)

The following unaudited pro forma consolidated financial information for the year ended December 31, 2020 combines the results of the Company for the year ended December 31, 2020 and the unaudited results of Bally’s Kansas City, Bally’s Vicksburg and Bally’s Shreveport for each period subsequent to their respective acquisition dates through December 31, 2020. The following unaudited pro forma consolidated financial information for the twelve months ended December 31, 2020 combines the Company’s historical results with pro forma amounts for Bally’s Kansas City, Bally’s Vicksburg and Bally’s Shreveport . The unaudited pro forma consolidated financial information assumes that the acquisitions of Bally’s Kansas City, Bally’s Vicksburg and Bally’s Shreveport had occurred as of January 1, 2019.

	Years Ended December 31,
(in thousands, except per share data)	2020	2019
Revenue	$465,685	$722,136
Net (loss) income	$(7,450)	$92,713
Net (loss) income per share, basic	$(0.24)	$2.46
Net (loss) income per share, diluted	$(0.24)	$2.45

Pending Acquisitions

Tropicana Las Vegas Hotel and Casino

On April 13, 2021, the Company agreed to purchase the Tropicana Las Vegas Hotel and Casino in Las Vegas, Nevada (“Tropicana Las Vegas”) from GLPI valued at approximately $300 million. The purchase price for the Tropicana Las Vegas property’s non-land assets is $150.0 million. In addition, the Company agreed to lease the land underlying the Tropicana Las Vegas property from GLPI for an initial term of 50 years at an annual rent of $10.5 million, subject to increases over time. The Company and GLPI will also enter into a sale-and-leaseback transaction relating to Bally’s Black Hawk properties and Bally’s Quad Cities property for a cash purchase price of $150.0 million payable by GLPI. The lease will have initial annual fixed rent of $12.0 million, subject to increase over time. The Company expects to complete the acquisition of Tropicana Las Vegas during the year ended December 31, 2022.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.    GOODWILL AND INTANGIBLE ASSETS

2021 Trade Name Impairment

During the second quarter of 2021, the Company committed to rebrand a majority of its casino portfolio with Bally’s trade name. In connection with this rebranding initiative, the Company determined it should complete an interim quantitative impairment test of its trade names at Bally’s Dover and Bally’s Black Hawk. As a result of the analysis, the Company recorded an impairment charge of $4.7 million during the three months ended June 30, 2021 recorded within “Goodwill and asset impairment” on the consolidated statements of operations. Bally’s Dover and Bally’s Black Hawk are reported in the Casinos & Resorts reportable segment.

2021 Annual Impairment Assessment

As of October 1, 2021, the Company performed a qualitative analysis for the annual assessment of goodwill (commonly referred to as “Step Zero”) for all reporting units. From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, relevant events and circumstances are taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance. After assessing these and other factors, the Company determined that it was more likely than not that the fair value of all reporting units exceed their carrying amounts as of October 1, 2021 and therefore no impairment charges to goodwill or other intangible assets were recorded during the year ended December 31, 2021. If future results vary significantly from current estimates and related projections, the Company may be required to record impairment charges.

2020 Annual Impairment Assessment

Late in the first quarter of 2020, as a result of the economic and market conditions surrounding the COVID-19 pandemic and the decline in its stock price and market capitalization the Company experienced at the time, the Company determined that it was more likely than not that the carrying value of all of its reporting units exceeded these units’ fair value and performed an interim quantitative impairment test of goodwill. The Company estimated the fair values of all reporting units using both the market approach, applying a multiple of earnings based on guidelines for publicly traded companies, and the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment for each reporting unit. The calculation of the impairment charge includes substantial fact-based determinations and estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities. The rates used to discount projected future cash flows under the income approach reflect a weighted average cost of capital in the range of 10% to 15%, which considered guidelines for publicly traded companies, capital structure and risk premiums, including those reflected in the current market capitalization. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling to its enterprise value and market capitalization. Based on this analysis, the Company determined that only the carrying value of its Bally’s Black Hawk reporting unit exceeded its fair value by an amount that exceeded the assigned goodwill and indefinite lived intangibles as of the acquisition date. As a result, the Company recorded a total impairment charge of $8.7 million recorded within “Goodwill and asset impairment” of the consolidated statements of operations for the year ended December 31, 2020, which is included in the Casinos & Resorts reportable segment, and was allocated between goodwill and intangible assets with charges of $5.4 million and $3.3 million, respectively. The annual impairment test performed as of October 1, 2020 did not result in additional impairment charges to goodwill or other intangible assets.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in carrying value of goodwill by reportable segment for the years ended December 31, 2021 and 2020 is as follows:

	Casinos & Resorts	North America Interactive	International Interactive	Total
Goodwill as of December 31, 2019	$133,082	$—	$—	$133,082
Goodwill from current year business combinations	59,257	—	—	59,257
Impairment charges	(5,360)	—	—	(5,360)
Goodwill as of December 31, 2020(1)	$186,979	$—	$—	$186,979
Goodwill from current year business combinations	14,593	283,767	1,645,200	1,943,560
Effect of foreign exchange	—	(409)	(7,857)	(8,266)
Purchase accounting adjustments on prior year business combinations	380	—	—	380
Goodwill as of December 31, 2021(1)	$201,952	$283,358	$1,637,343	$2,122,653
__________________________________
(1)    Casinos & Resorts amounts are net of accumulated goodwill impairment charges of $5.4 million for 2020 and 2021.

The change in intangible assets, net for the years ended December 31, 2021 and 2020 is as follows:

Intangible assets, net as of December 31, 2019	$110,373
Intangible assets from current year business combinations	203,380
Other intangibles acquired(1)	357,793
Impairment charges	(3,299)
Less: Accumulated amortization	(4,852)
Intangible assets, net as of December 31, 2020	$663,395
Intangible assets from current year business combinations	1,870,918
Change in TRA with Sinclair(2)	(850)
Effect of foreign exchange	(12,538)
Impairment charges	(4,675)
Internally developed software	20,952
Other intangibles acquired	31,551
Less: Accumulated amortization	(90,801)
Intangible assets, net as of December 31, 2021	$2,477,952
__________________________________
(1)    Includes Naming rights and Bally’s trade name.
(2)    Refer to Note 10 “Sinclair Agreement.”

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s identifiable intangible assets consist of the following:

	Weighted average remaining life (in years)	December 31, 2021
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Naming rights - Sinclair(1)	9.2	$337,391	$(25,721)	$311,670
Trade names	10.6	28,439	(17,481)	10,958
Hard Rock license	25.5	8,000	(1,818)	6,182
Customer relationships	6.7	1,026,797	(46,789)	980,008
Developed technology	7.2	392,481	(19,690)	372,791
Internally developed software	4.8	20,952	(727)	20,225
Gaming licenses	10.0	30,409	(591)	29,818
Other	4.4	2,413	(1,121)	1,292
Total amortizable intangible assets		1,846,882	(113,938)	1,732,944

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	478,171	—	478,171
Trade names	Indefinite	265,099	—	265,099
Other	Indefinite	1,738	—	1,738
Total unamortizable intangible assets		745,008	—	745,008
Total intangible assets, net		$2,591,890	$(113,938)	$2,477,952
__________________________________
(1)    Naming rights intangible asset in connection with Sinclair Agreement. Refer to Note 10 “Sinclair Agreement” for further information. Amortization began on April 1, 2021, the commencement date of the re-branded Sinclair regional sports networks.

	Weighted average remaining life (in years)	December 31, 2020
(in thousands, except years)		Gross amount	Accumulated amortization	Net Amount
Amortizable intangible assets:
Naming rights - Sinclair(2)	10.0	$338,241	$—	$338,241
Rhode Island contract for VLTs	0.0	$29,300	$(29,300)	$—
Trade names	8.6	21,600	(16,475)	5,125
Hard Rock license	26.5	8,000	(1,576)	6,424
Customer relationships	5.8	10,515	(5,483)	5,032
Other	3.7	1,950	(750)	1,200
Total amortizable intangible assets		409,606	(53,584)	356,022

Intangible assets not subject to amortization:
Rhode Island VLT license	Indefinite	287,108	—	287,108
Bally’s trade name	Indefinite	19,052	—	19,052
Novelty game licenses	Indefinite	1,213	—	1,213
Total unamortizable intangible assets		307,373	—	307,373
Total intangible assets, net		$716,979	$(53,584)	$663,395
__________________________________
(2)    See note (1) above.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization of intangible assets was approximately $91.1 million, $4.9 million and $5.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Refer to Note 5 “Acquisitions” for further information about the preliminary purchase price allocation and provisional goodwill and intangible balances added from current year business combinations. Refer to Note 10 “Sinclair Agreement” for intangible assets added through the Sinclair Agreement.
The following table shows the remaining amortization expense associated with finite lived intangible assets as of December 31, 2021:

(in thousands)
2022	$244,298
2023	244,119
2024	240,608
2025	239,102
2026	235,221
Thereafter	529,596
$1,732,944

7.    DERIVATIVE INSTRUMENTS

Foreign Exchange Forward Contracts

On April 16, 2021, a subsidiary of the Company entered into a foreign exchange forward contract to hedge the risk of appreciation of the British Pound Sterling (“GBP”)-denominated purchase price related to the Gamesys acquisition pursuant to which the subsidiary can purchase approximately £900 million at a contracted exchange rate.

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

On October 1, 2021, the above mentioned foreign exchange forward contracts were discontinued as part of the acquisition of Gamesys. The Company received $0.1 million at closing, which was reported within “Other, net” on the consolidated statements of operations.

The Company’s foreign exchange forward contracts were not designated as hedging instruments under ASC 815, Derivatives and Hedging (“ASC 815”). These derivative instruments were reported at fair value as an asset or liability in the consolidated balance sheet. Gains (losses) recognized in earnings resulting from the change in fair value were reported within “Other, net” on the consolidated statements of operations.

Sinclair Agreement

As noted in Note 10 “Sinclair Agreement,” on November 18, 2020, Bally’s entered into a long-term strategic relationship with Sinclair. The Sinclair Agreement provides for Performance Warrants and Options, the accounting for which is explained below.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Warrants - The Performance Warrants are accounted for as a derivative liability because the underlying performance metrics represent an adjustment to the settlement amount that is not indexed to the Company’s own stock and thus equity classification is precluded under ASC 815. The Performance Warrants are expected to continue to be classified as liability awards with changes in fair value reported within “Change in value of naming rights liabilities” in the consolidated statements of operations.

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

The fair values of derivative liabilities not designated as hedging instruments as of December 31, 2021 and 2020 are as follows:

		December 31,
(in thousands)	Balance Sheet Location	2021	2020
Liabilities:
Sinclair Performance Warrants	Naming rights liabilities	$69,564	$88,119
Sinclair Options	Naming rights liabilities	—	58,198
Total Liabilities		$69,564	$146,317
The gains (losses) recognized in the consolidated statements of operations for derivatives not designated as hedging instruments during the years ended December 31, 2021 and 2020 are as follows:

	Consolidated Statements of Operations Location	Year Ended December 31,
(in thousands)		2021	2020
Foreign exchange forward contracts	Other, net	$(20,882)	$—
Sinclair Performance Warrants	Change in value of naming rights liabilities	18,555	(32,878)
Sinclair Options	Change in value of naming rights liabilities	(1,526)	(24,782)

8.    FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3
Assets:
Other current assets	$176	$—	$—
Other assets	—	—	2,025
Total	$176	$—	$2,025
Liabilities:
Sinclair Performance Warrants	$—	$—	$69,564
Contingent consideration	—	—	34,931
Total	$—	$—	$104,495

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3
Assets:
Contingent consideration	$—	$27,909	$—
Liabilities:
Sinclair Performance Warrants	$—	$—	$88,119
Sinclair Options	—	58,198	—
Total	$—	$58,198	$88,119

There were no transfers made among the three levels in the fair value hierarchy for the years ended December 31, 2021 and 2020.

The Performance Warrants, acquisition related contingent consideration payable and certain other assets are Level 3 fair value measurements. A summary of the Level 3 activity is as follows:

( in thousands)	Performance Warrants	Contingent Consideration	Other Assets	Total
Beginning as of December 31, 2020	$88,119	$—	$—	$88,119
Additions in the period (acquisition fair value)	—	58,623	2,025	60,648
Change in fair value	(18,555)	(23,692)	—	(42,247)
Ending as of December 31, 2021	$69,564	$34,931	$2,025	$106,520

Foreign exchange forward contracts

The fair values of foreign exchange forward contract assets and liabilities are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

Sinclair Performance Warrants

Sinclair Performance Warrants are accounted for as a derivative instrument classified as a liability within Level 3 of the hierarchy as the warrants are not traded in active markets and are subject to certain assumptions and estimates made by management related to the probability of meeting performance milestones. These assumptions and the probability of meeting performance targets may have a significant impact on the value of the warrant. The Performance warrants are valued using an option pricing model, considering the Company’s estimated probabilities of achieving the performance milestones for each tranche. Inputs to this valuation approach include volatility of the Company’s common stock trading price, risk free interest rates, the Company’s common stock price as of the valuation date and expected terms.

Contingent consideration

As of December 31, 2021, the Company’s contingent consideration payable related to acquisitions is recorded at fair value as a liability on the acquisition date and is remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. In connection with the acquisitions of SportCaller and MKF on February 5, 2021 and March 23, 2021, respectively, the Company recorded contingent consideration at fair value of $58.6 million as of the acquisition dates. After the acquisition dates and until the contingencies are resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets which are subject to management’s estimate and the Company’s stock price. These changes in fair value are recognized within “Other, net” of the consolidated statements of operations.

As of December 31, 2020, the Company recorded a contingent consideration asset under ASC 805 in connection with its acquisition of Bally’s Atlantic City whereby the seller would reimburse the Company for a capital expenditure commitment by December 31, 2021. This commitment was recognized at its present value of $27.7 million as of the acquisition date using inputs observable for the asset directly which represents a Level 2 measurement within the fair value hierarchy.

Refer to Note 5 “Acquisitions” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other current assets

The Company has agreements with certain third-party sports betting operators for online sports betting and related iGaming market access. Pursuant to one of these agreements, the Company has a present right to payment for a fixed number of equity securities in exchange for market access. The Company recorded these securities as a stock receivable at their fair value based on quoted prices in active markets and classified within Level 1 of the hierarchy with changes to fair value included within “Other, net” of the consolidated statements of operations.

Other assets

The Company has certain agreements with vendors to provide a portfolio of games to its customers. Pursuant to one of these agreements, the Company has issued a loan to its vendor and has an option to convert the loan to shares of the vendor, exercisable within a specified time period. The Company recorded these instruments as “Other Assets” at their fair value based on unobservable inputs and classified within Level 3 of the hierarchy.

Long-term debt

The fair value of the Company’s Term Loan Facility and senior notes are estimated based on quoted prices in active markets and is classified as a Level 1 measurement. The fair value of the Revolving Credit Facility approximates its carrying amount as it is revolving, variable rate debt, and is also classified as a Level 1 measurement. In the table below, the carrying amount of the Company’s long-term debt is net of debt issuance costs and debt discounts. Refer to Note 12 “Long-Term Debt” for further information.

	December 31, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$1,897,030	$1,945,000	$548,891	$569,125
6.75% Senior Notes due 2027	—	—	515,964	563,147
5.625% Senior Notes due 2029	732,660	746,250	—	—
5.875% Senior Notes due 2031	731,537	754,223	—	—

9.    ACCRUED LIABILITIES
As of December 31, 2021 and 2020, accrued liabilities consisted of the following:

	December 31,
(in thousands)	2021	2020
Gaming liabilities	$170,508	$33,795
Compensation	49,764	21,708
Interest payable	46,292	3,076
Construction accruals	18,931	2,151
Transaction services and net working capital accrual	18,516	7,174
Insurance reserve	10,766	7,188
Bally’s trade name accrual, current portion	9,713	9,475
Other	76,938	35,488
Total accrued liabilities	$401,428	$120,055

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.    SINCLAIR AGREEMENT

On November 18, 2020, the Company and Sinclair entered into a Framework Agreement (the “Sinclair Agreement”), which provides for a long-term strategic relationship between the Company and Sinclair combining Bally’s integrated, proprietary sports betting technology with Sinclair’s portfolio of local broadcast stations and live regional sports networks and its Tennis Channel, Stadium sports network and STIRR streaming service, whereby the Company will receive naming rights to the regional sports networks and certain integrations to network programming in exchange for annual fees paid in cash, the issuance of warrants and options and an agreement to share in certain tax benefits resulting from the Transaction with Sinclair (the “TRA”). The initial term of the agreement is 10 years from the commencement of date of the re-branded Sinclair regional sports networks and can be renewed for one additional 5-year term unless either the Company or Sinclair elect not to renew.

Naming Rights Intangible Asset

Under the terms of the Sinclair Agreement, the Company is required to pay annual naming rights fees to Sinclair for naming rights of the regional sports networks which escalate annually and total $88.0 million over the 10-year term of the agreement beginning April 1, 2021. The Company accounted for this transaction as an asset acquisition in accordance with the “Acquisition of Assets Rather Than a Business” subsections of ASC 805-50 using a cost accumulation model. The naming rights intangible asset represents the consideration transferred on the acquisition date comprised of the present value of annual naming rights fees, the fair value of the warrants and options and an estimate of the tax receivable agreement payments, each explained below. The naming rights intangible asset was $337.4 million and $338.2 million as of December 31, 2021 and 2020, respectively. Amortization began on April 1, 2021, the commencement date of the re-branded Sinclair regional sports networks, and was $25.7 million for the year ended December 31, 2021. Refer to Note 6 “Goodwill and Intangible Assets” for further information.

Naming Rights Fees

The present value of the annual naming rights fees was recorded as part of the cost of the naming rights intangible asset with a corresponding liability which will be accreted through interest expense over the life of the agreement. The total value of the liability as of December 31, 2021 and 2020 was $58.9 million and $56.6 million, respectively. The short-term portion of the liability, which was $2.0 million as of December 31, 2021 and 2020, is recorded within “Accrued liabilities” and the long-term portion of the liability, which was $56.9 million and $54.6 million as of December 31, 2021 and 2020, respectively, is recorded within “Naming rights liabilities” in the consolidated balance sheets. Accretion expense for the years ended December 31, 2021 and 2020 was $4.3 million and $0.5 million, respectively, and was reported in “Interest expense, net of amounts capitalized” in the consolidated statements of operations.

Warrants and Options

The Company has issued to Sinclair (i) an immediately exercisable warrant to purchase up to 4,915,726 shares of the Company at an exercise price of $0.01 per share (“the Penny Warrants”), (ii) a warrant to purchase up to a maximum of 3,279,337 additional shares of the Company at a price of $0.01 per share subject to the achievement of various performance metrics (“the Performance Warrants”) and (iii) an option to purchase up to 1,639,669 additional shares in four tranches with purchase prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing (“the Options”). The exercise and purchase prices and the number of shares issuable upon exercise of the warrants and options are subject to customary anti-dilution adjustments. The issuance pursuant to the warrants and options of shares in excess of 19.9% of the Company’s currently outstanding shares was subject to the approval of the Company’s stockholders in accordance with the rules of the New York Stock Exchange, which was obtained on January 27, 2021.

Penny Warrants - The Penny Warrants were determined to be an equity classified instrument because they are indexed to the Company’s own stock and met the conditions to be classified as equity under ASC 815, Derivatives and Hedging, including sufficient available shares for the Company to settle the exercise of the warrants in shares. The fair value of the Penny Warrants approximates the fair value of the underlying shares and was $150.4 million on November 18, 2020 at issuance and was recorded to “Additional paid-in-capital” in the consolidated balance sheets, with an offset to the naming rights intangible asset.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Warrants - The Performance Warrants are accounted for as a derivative liability because the underlying performance metrics represent an adjustment to the settlement amount that is not indexed to the Company’s own stock and thus equity classification is precluded under ASC 815. The fair value as of December 31, 2021 and 2020 was $69.6 million and $88.1 million, respectively, and was calculated using an option pricing model, considering the Company’s estimated probabilities of achieving the performance milestones for each tranche. Inputs to this valuation approach include volatility between 55% and 60%, risk free rates between 0.34% and 0.52%, the Company’s common stock price for each period and expected terms between 4.4 and 6.0 years. The fair value is recorded within “Naming Rights liabilities” of the consolidated balance sheets.

Options - As of December 31, 2020, the Options were accounted for as a derivative liability because the Options could have been required to be settled in cash, outside the Company’s control, prior to formal stockholder approval. The fair value of the Options as of December 31, 2020 was $58.2 million. Upon stockholder approval on January 27, 2021, the Options met the criteria to be classified as equity, at which point, the Options were adjusted to fair value and $59.7 million was reclassified from “Naming rights liabilities” to “Additional paid-in-capital” in the consolidated balance sheet. The change in fair value of the Options from November 18, 2020 through December 31, 2020 was $24.8 million and was $1.5 million for December 31, 2020 through January 27, 2021, resulting in mark to market losses in the years ended December 31, 2021 and 2020, reported in “Change in value of naming rights liabilities” in the consolidated statements of operations. Refer to Note 7 “Derivative Instruments” for further information.

Tax Receivable Agreement

The Company is required to share 60% of the tax benefit the Company receives from the Penny Warrants, Options, Performance Warrants and payments under the TRA with Sinclair over the term of the agreement as tax benefit amounts are determined through the filing of the Company’s annual tax returns. Changes in estimate of the tax benefit to be realized and tax rates in effect at the time, among other changes, are treated as an adjustment to the naming rights intangible asset. As of December 31, 2021 and 2020, the estimate of the TRA liability was $42.2 million and $43.0 million, respectively, and was included in “Naming rights liabilities” in the consolidated balance sheets. The change in value of the TRA liability, in the amount of $(0.8) million and $5.9 million for the years ended December 31, 2021 and 2020, respectively, is included in “Change in value of naming rights liabilities” in the consolidated statements of operations. The ending Naming rights intangible asset as of December 31, 2021 and 2020 was $337.4 million and $338.2 million, respectively. Refer to Note 6 “Goodwill and Intangible Assets” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.    ACQUISITION, INTEGRATION AND RESTRUCTURING

The following table reflects acquisition, integration and restructuring expense the Company recorded during the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Acquisition and integration costs:
Gamesys	$43,495	$—	$—
Bally’s Evansville	6,702	661	—
North America Interactive acquisitions(1)	5,348	—	—
Bally’s Quad Cities	2,026	1,003	—
Richmond, Virginia(2)	1,899	—	—
Bally’s Atlantic City	1,191	4,373	—
Bally’s Shreveport	1,023	3,108	—
Bally’s Lake Tahoe	966	1,052	—
Bally’s Kansas City and Bally’s Vicksburg	108	1,828	1,293
Bally’s Dover merger and going public expenses	—	59	7,883
Other(3)	7,371	1,153	1,724
Total	70,129	13,237	10,900
Restructuring expense	1,159	20	1,268
Total acquisition, integration and restructuring expense	$71,288	$13,257	$12,168
__________________________________
(1)    Includes costs associated with the acquisitions of Bally’s Interactive, SportCaller, MKF, AVP, Telescope and Degree 53, which are included within the North America Interactive segment.
(2)    Costs associated with a proposal to develop a casino in the City of Richmond, Virginia, which the Company is no longer pursuing.
(3)    Includes costs in connection with the development of a casino in Centre County, Pennsylvania in addition to the acquisitions of Bally’s Black Hawk and Bally’s Dover, the pending acquisition of Tropicana Las Vegas and other pending and closed transactions.

Restructuring Expense

During the year ended December 31, 2021, the Company incurred restructuring expense of $1.2 million attributable to severance costs incurred. The following table summarizes the restructuring liability accrual activity by segment during the years ended December 31, 2021 and 2020:

	Severance
(in thousands)	Casinos & Resorts	North America Interactive	International Interactive	Total
Restructuring liability as of December 31, 2019	$23	$—	$—	$23
Additions	20	—		20
Payments	(43)	—		(43)
Restructuring liability as of December 31, 2020	—	—	—	—
Additions	—	142	1,017	1,159
Payments	—	—	(753)	(753)
Restructuring liability as of December 31, 2021	$—	$142	$264	$406

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.    LONG-TERM DEBT

As of December 31, 2021 and 2020, long-term debt consisted of the following:

	December 31,
(in thousands)	2021	2020
Term Loan Facility	$1,945,000	$569,125
Revolving Credit Facility	85,000	35,000
6.75% Senior Notes due 2027	—	525,000
5.625% Senior Notes due 2029	750,000	—
5.875% Senior Notes due 2031	750,000	—
Less: Unamortized original issue discount	(31,425)	(11,771)
Less: Unamortized deferred financing fees	(52,348)	(17,499)
Long-term debt, including current portion	3,446,227	1,099,855
Less: Current portion of Term Loan and Revolving Credit Facility	(19,450)	(5,750)
Long-term debt, net of discount and deferred financing fees; excluding current portion	$3,426,777	$1,094,105

May 2019 Senior Secured Credit Facility

On May 10, 2019, the Company entered into a credit agreement with Citizens Bank, N.A., as administrative agent, and the lenders party thereto, consisting of a $300 million term loan B facility and a $250 million revolving credit facility. On May 11, 2020, the Company amended the credit agreement to increase the term loan facility by $275 million to $525 million. On March 9, 2021, the Company amended the credit agreement to increase the borrowing limit under the revolving credit facility to $325 million.

The Company’s obligations under the revolving credit facility and the term loan facility were terminated and amounts outstanding were repaid in connection with the Company’s entry into the Credit Facility on October 1, 2021 as described below.

6.75% Senior Notes due 2027

On May 10, 2019, the Company, issued $400 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 and, on October 9, 2020, the Company issued an additional $125 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 (together, the “2027 Notes”).

On September 7, 2021, the Company redeemed $210 million aggregate principal amount of the 2027 Notes at a redemption price of 106.750% of the principal amount using a portion of the proceeds of the Company’s April 2021 public offering of common stock. On October 5, 2021, the Company redeemed the remaining $315 million aggregate principal amount of the 2027 Notes at a redemption price of 109.074% of the principal amount using a portion of the proceeds of its Term Loan Facility. As of December 31, 2021, no amounts pertaining to these 2027 Notes remained outstanding.

In connection with the termination of the prior credit agreement and the 2027 Notes, the Company recorded a loss on extinguishment of debt of $103.0 million during the year ended December 31, 2021.

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

BALLY’S CORPORATION
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

Borrowings under the credit facilities bear interest at a rate equal to, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for USD deposits for the interest period relevant to such borrowing, adjusted for certain additional costs and subject to a floor of 0.50% in the case of term loans and 0.00% in the case of revolving loans or (2) a base rate determined by reference to the greatest of (a) the federal funds rate plus 0.50%, (b) the prime rate, (c) the one-month LIBOR rate plus 1.00%, (d) solely in the case of term loans, 1.50% and (e) solely in the case of revolving loans, 1.00%, in each case of clauses (1) and (2), plus an applicable margin. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.50% or 0.375% commitment fee in respect of commitments under the Revolving Credit Facility, with the applicable commitment fee determined based on the Company’s total net leverage ratio.

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. As of December 31, 2021, the Company’s borrowings under the Revolving Credit Facility did not exceed 30% and therefore, financial covenants did not apply.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Maturities

As of December 31, 2021, the contractual annual principal maturities of long-term debt, including the Revolving Credit Facility, are as follows:

(in thousands)
2022	$19,450
2023	19,450
2024	19,450
2025	19,450
2026	104,450
Thereafter	3,347,750
$3,530,000

13.    LEASES

GLPI Master Lease

In connection with the acquisition of Bally’s Evansville, an affiliate of GLPI agreed to acquire the real estate associated with the Evansville Casino from the Seller for $340.0 million and lease it to the Company under a master lease agreement (the “Master Lease”). GLPI also agreed to acquire the real estate associated with Bally’s Dover for $144.0 million and lease it back to the Company under the Master Lease. The Master Lease with GLPI has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $40.0 million, subject to escalation. The acquisition of Bally’s Evansville and commencement of the Master Lease was June 4, 2021.

During the second quarter of 2021, the Company sold the real estate associated with Bally’s Dover to GLPI and recorded a gain of $53.4 million representing the difference in the transaction price and the derecognition of assets. This gain is reflected as “Gain on sale-leaseback” in the consolidated statements of operations.

During the second quarter of 2021, the Company recognized a lease liability and corresponding right of use asset of $117.3 million and $276.9 million related to Bally’s Dover and Bally’s Evansville, respectively. These leases are accounted for as operating leases within the provisions of ASC 842, over the lease term or until a re-assessment event occurs.

Operating Leases

In addition to the operating lease components under the Master Lease, the Company is committed under various long-term operating lease agreements primarily related to submerged tidelands, property and equipment at Hard Rock Biloxi, Bally’s Kansas City, Bally’s Shreveport and Bally’s Lake Tahoe. These leases include various renewal options which are included in the lease term when the Company has determined it is reasonably certain of exercising the options. Certain of these leases include percentage rent payments based on property revenues and/or rent escalation provisions determined by increases in the CPI. These percentage rent and escalation provisions are treated as variable lease payments and recognized as lease expense in the period in which the obligation for those payments are incurred. Discount rates used to determine the present value of the lease payments are based on a credit-adjusted secured borrowing rate commensurate with the term of the lease.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had operating lease liabilities of $531.0 million and $63.5 million as of December 31, 2021 and 2020, respectively, and right of use assets of $507.8 million and $36.1 million as of December 31, 2021 and 2020, respectively, which were included in the consolidated balance sheets.

The Company’s total lease cost under ASC 842 for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Operating leases:
Operating lease cost	$36,354	$3,256	$2,430
Variable lease cost	4,191	56	66
Operating lease expense	40,545	3,312	2,496
Short-term lease expense	11,746	2,158	1,830
Total lease expense	$52,291	$5,470	$4,326

Supplemental cash flow and other information for the year ended December 31, 2021 and 2020, related to operating leases is as follows:

	Year Ended December 31,
($ in thousands)	2021	2020
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$37,032	$5,235
Right of use assets obtained in exchange for operating lease liabilities	$818,405	$9,376

Weighted average remaining lease term	15.3 years	24.3 years
Weighted average discount rate	6.1%	7.3%

As of December 31, 2021, future minimum rental commitments under noncancelable operating leases are as follows:

2021
(in thousands)
2022	$55,648
2023	55,486
2024	54,969
2025	53,991
2026	53,168
Thereafter	561,534
Total	834,796
Less: present value discount	(303,815)
Operating lease obligations	$530,981

Future operating lease payments as shown above include $87.7 million related to extension options that are reasonably certain of being exercised.

The Company also has leasing arrangements with third-party lessees at its properties. Leasing arrangements for which the Company acts as a lessor are not deemed material as of December 31, 2021.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The 2015 Incentive Plan provided for the grant of stock options, RSAs, RSUs, PSUs and other stock-based awards (“OSBAs”) (collectively, “restricted awards”) (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 2015 Incentive Plan authorized for the issuance of up to 1,700,000 shares of the Company’s common stock pursuant to grants of awards made under the plan. Effective May 18, 2021, no new awards were granted under the 2015 Incentive Plan as a result of the new 2021 Incentive Plan being approved at the Company’s 2021 Annual Shareholder Meeting. The 2021 Incentive Plan provides for the grant of stock options, RSAs, RSUs, PSUs and other awards (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 4,250,000 shares of the Company’s common stock, decreased by the number of shares subject to awards granted under the 2015 Incentive Plan between December 31, 2020 and May 18, 2021, or 221,464 shares, plus any shares subject to awards granted under the 2021 Incentive Plan or the 2015 Incentive Plan that are added back to the share pool under the 2021 Incentive Plan pursuant to the plan’s share counting rules, are authorized for issuance under the 2021 Incentive Plan. As of December 31, 2021, 3,364,623 shares were available for grant under the 2021 Incentive Plan.

The Company recognized total share-based compensation expense of $20.1 million, $17.7 million and $3.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. The total income tax benefit for share-based compensation arrangements was $5.1 million, $6.9 million, and $0.9 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, there was $37.6 million of unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock options, RSA, RSU and PSU arrangements) which is expected to be recognized over a weighted average period of 1.3 years.

Stock Options

Stock option activity under the 2010 Option Plan for the year ended December 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	90,000	$4.31
Exercised	(70,000)	$4.31
Outstanding at December 31, 2021	20,000	$4.31	1.9 years	$0.7	million
Exercisable at December 31, 2021	20,000	$4.31	1.9 years	$0.7	million
There were no stock options granted during the years ended December 31, 2021, 2020 or 2019.

The total intrinsic value of options exercised was $3.4 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively. There were no options exercised for the year ended December 31, 2019.
There were no unvested stock option awards outstanding as of December 31, 2021. There was no remaining compensation cost relating to unvested stock options as of December 31, 2021, 2020 or 2019.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following summary presents information of equity-classified RSU and PSU activity for the year ended December 31, 2021:

	Restricted Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	414,409	31,478	$36.12
Granted	726,149	56,025	53.52
Vested	(165,651)	(31,478)	41.89
Forfeited	(14,414)	(26,030)	49.37
Outstanding at December 31, 2021	960,493	29,995	$48.28

The weighted average grant date fair value for RSUs and PSUs was $53.52, $31.27 and $30.68 in 2021, 2020, and 2019, respectively.

The total intrinsic value of RSUs vested was $9.1 million, $23.7 million and $5.4 million, for the years ended December 31, 2021, 2020 and 2019, respectively.
For PSU awards, performance objectives for each year are established no later than 90 days following the start of the year. As the performance targets have not yet been established for the PSUs that are eligible to be earned in 2022, a grant date has not yet been established for those awards in accordance with ASC 718. The grant date for the 2021, 2020 and 2019 performance periods have been established and, based upon achievement of the performance criteria for the years ended December 31, 2021, 2020 and 2019, 29,995, 31,478 and 48,525 PSUs, respectively, became eligible for vesting.
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
15.    STOCKHOLDERS’ EQUITY

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

Total share repurchase activity during the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2021	2020	2019
Number of common shares repurchased	2,188,532	1,812,393	9,079,690
Total cost	$87,024	$33,292	$223,075
Average cost per share, including commissions	$39.76	$18.37	$24.57

All shares repurchased during the years ended December 31, 2020 and 2019 were transferred to treasury stock. The Company retired 3,492,222, 10,892,083 and 1,431,980 shares of its common stock held in treasury during the years ended December 31, 2021, 2020 and 2019, respectively. The shares were returned to the status of authorized but unissued shares. As of December 31, 2021, there were 795,578 shares remaining in treasury.

During the years ended December 31, 2020 and 2019, the Company paid cash dividends of $0.10 and $0.20 per common share for a total cost of approximately $3.2 million and $7.6 million, respectively. There were no cash dividends paid during the year ended December 31, 2021. As of December 31, 2021 and 2020, $347.9 million and $84.9 million, respectively, remained available for use under the above-mentioned capital return program.

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

The exercise price of the warrant is nominal and its exercise is subject to, among other conditions, requisite gaming authority approvals. Sinclair agreed not to acquire more than 4.9% of Bally’s outstanding common shares without such approvals. In addition, in accordance with the agreements that Bally’s and Sinclair entered into in November 2020, Sinclair exchanged 2,086,908 common shares for substantially identical warrants.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes to Authorized Shares

On May 18, 2021, following receipt of required shareholder approvals, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million to 200 million, and authorize the issuance of up to 10 million shares of preferred stock. As of December 31, 2021, no shares of preferred stock have been issued.

Shares Outstanding

As of December 31, 2021, the Company had 52,254,477 common shares outstanding. The Company issued warrants, options and other contingent consideration in acquisitions and strategic partnerships that are expected to result in the issuance of common shares in future periods resulting from the exercise of warrants and options or the achievement of certain performance targets. These incremental shares are summarized below:

Sinclair Penny Warrants (Note 10)	7,911,724
Sinclair Performance Warrants (Note 10)	3,279,337
Sinclair Options(1) (Note 10)	1,639,669
MKF penny warrants (Note 5)	24,611
MKF contingent shares (Note 5)	787,557
Telescope contingent shares (Note 5)	75,678
SportCaller contingent shares(2) (Note 5)	231,932
Outstanding awards under Equity Incentive Plans (Note 14)	1,010,488
14,960,996
__________________________________
(1)    Consists of four equal tranches to purchase shares with exercise prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing of the Sinclair Agreement.
(2)    The contingent consideration related to the SportCaller acquisition is 10M EUR, payable in shares subject to certain post-acquisition earnout targets and based on share price at time of payment. For purposes of this estimate, the Company used the EUR>US Dollar conversion rate of 0.8827 as of December 31, 2021 and the closing share price of Company common shares of $38.06 per share to calculate the shares expected to be issued if all earn-out targets are met.

16.    EMPLOYEE BENEFIT PLANS

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
The following table outlines the Company’s participation in multi-employer pension plans for the years ended December 31, 2021, 2020 and 2019 and sets forth the calendar year contributions and accruals for each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2021 and 2020 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that the Company received from the plans’ administrators and is certified by each plan’s actuary. Plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. As of December 31, 2021 and 2020, all plans that have either a FIP or RP requirement have had the respective plan implemented.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	EIN/ Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions and Accruals (in $000’s)			Company Contributions > 5%	Union Contract Expires
Pension Fund		2021	2020		2021	2020	2019
SEIU National Industry Pension Fund	52-6148540	Red	Red	Yes/Implemented	$460	$366	$910	No	4/30/2022
New England Carpenters Pension Fund(1)	51-6040899	Green	Green	No	75	91	121	No	5/31/2024
Plumbers and Pipefitters Pension Fund	52-6152779	Yellow	Yellow	Yes/Implemented	175	171	299	No	8/31/2022
Rhode Island Laborers Pension Fund	51-6095806	Green	Green	No	671	483	785	No	10/31/2022
New England Teamsters Pension Fund	04-6372430	Red	Red	Yes/Implemented	254	230	361	No	6/30/2023
The Legacy Plan of the UNITE HERE Retirement Fund(3)	82-0994119/001	Red	Red	Yes/Implemented	1,319	578	936	No	6/30/2022
The Adjustable Plan of the UNITE HERE Retirement Fund(3)	82-0994119/002	N/A(2)	N/A(2)	No					5/31/2022
Local 68 Engineers Union Pension Fund	51-0176618	Red	Red	Yes/Implemented	269	22	—	No	6/30/2022
Northeast Carpenters Pension Fund	11-1991772	Green	Green	No	122	10	—	No	4/30/2022
International Painters and Allied Trades Industry Pension Fund	52-6073909	Red	Red	Yes/Implemented	80	5	—	No	4/30/2022
Total Contributions					$3,425	$1,956	$3,412
__________________________________
(1)Effective January 1, 2018, the Rhode Island Carpenters Pension Fund (05-6016572) merged into the New England Carpenters Pension Fund.
(2)The Plan is not subject to the Pension Protection Act of 2016 zone status certification rule.
(3)Formerly listed as Hotel & Restaurant Employees International Pension Fund - Allocations of contributions between the two plans are determined by the plan administrator. Unions at Bally’s Twin River and Bally’s Atlantic City participate in the UNITE HERE Retirement funds.

Contributions, based on wages paid to covered employees totaled approximately $3.4 million, $2.0 million and $3.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. These aggregate contributions were not individually significant to any of the respective plans. The Company’s share of the unfunded vested liability related to its multi-employer plans, if any, other than the New England Teamsters and Trucking Industry Pension Fund discussed below, is not determinable.

Under the terms of certain collective bargaining agreements, the Company contributes to a number of multi-employer annuity funds. Contributions are made at a fixed rate per hour worked, in accordance with the collective bargaining agreements. These plans are not subject to the withdrawal liability provisions applicable to multi-employer defined benefit pension plans. Contributions made to these plans by the Company were $2.5 million, $1.2 million and $2.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Dover Downs Defined Benefit Pension Plans

The Company acquired two defined pension plans with the acquisition of Dover Downs on March 28, 2019, the Dover Downs Gaming & Entertainment, Inc. Pension Plan (“Dover Downs Pension Plan”) and the Dover Downs Gaming & Entertainment, Inc Excess Pension Plan, which was settled as of March 31, 2019. The acquisition resulted in a revaluation of the benefit pension plan obligation as of the acquisition date.

Dover Downs Pension Plan

Dover Downs maintained the Dover Downs Pension Plan, a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011. All full-time employees and part-time employees who worked over 1,000 hours per year were eligible to participate in the Dover Downs Pension Plan. Benefits provided by the qualified pension plan were based on years of service and employees’ remuneration over their term of employment. Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under the Dover Downs Pension Plan with no future benefit accruals after this date.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the defined benefit pension plan, the accumulated benefit obligation is equal to the projected benefit obligation. The following tables present the benefit obligation, fair value of plan assets and funded status of the plan:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Changes in Benefit Obligation
Beginning benefit obligation	$30,935	$27,849	$24,067
Interest cost	760	897	666
Actuarial (gain) loss	(1,967)	3,069	3,588
Benefits paid	(921)	(880)	(472)
Benefit obligation at end of year	$28,807	$30,935	$27,849
Changes in Plan Assets
Beginning fair value of plan assets	$21,721	$19,162	$17,454
Actual return on plan assets	2,690	2,653	1,815
Employer contributions	670	786	365
Benefits paid	(921)	(880)	(472)
Fair value of plan assets at end of year	$24,160	$21,721	$19,162

Unfunded status at end of year	$(4,647)	$(9,214)	$(8,687)

Net periodic benefit (income) cost and other changes in plan assets and benefit obligations recognized consist of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net Periodic Benefit (Income) Cost
Interest cost	$760	$897	$666
Expected return on plan assets	(1,618)	(1,428)	(967)
Amortization of net loss	104	—	—
Net periodic benefit income	$(754)	$(531)	$(301)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$(3,144)	$1,844	$2,740
Total (income) expense recognized in other comprehensive loss	$(3,144)	$1,844	$2,740

Total (income) expense recognized in net periodic benefit cost (income) and other comprehensive loss	$(3,898)	$1,313	$2,439

No estimated net actuarial gain is expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost for the Dover Downs Pension Plan for the year ending December 31, 2022.

Amounts recognized in the consolidated balance sheets as of December 31, 2021 and 2020 consist of non-current liabilities of $4.6 million and $9.2 million, respectively.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The principal assumptions used to determine net periodic pension benefit cost and benefit obligation under the Dover Downs Pension Plan consist of the following:

	Year Ended December 31,
	2021	2020	2019
Benefit obligation assumptions:
Discount rate	2.86%	2.55%	3.28%
Net periodic benefit cost assumptions:
Discount rate	2.55%	3.28%	4.05%
Expected return on plan assets	7.5%	7.5%	7.5%
Average future years of service	8.9	8.9	n/a

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

For 2021, the assumed long-term rate of return on plan assets is 7.5%. In developing the expected long-term rate of return assumption, the Company reviewed asset class return expectations and long-term inflation assumptions and considered its historical compounded return, which was consistent with its long-term rate of return assumption.

The Company’s investment goals for the Dover Downs Pension Plan assets are to achieve a combination of moderate growth of capital and income with moderate risk. Acceptable investment vehicles will include mutual funds, exchange-traded funds (“ETFs”), limited partnerships and individual securities. Target allocations for plan assets are 60% equities and 40% fixed income. Of the equity portion, approximately 50% will be targeted to be invested in passively managed securities using ETFs and the other approximately 50% will be targeted to be invested in actively managed investment vehicles. Diversification is addressed by investing in mutual funds and ETFs which hold large-, middle- and small-capitalization US stocks, international (non-US) equities and emerging markets. A percentage of the investments are readily marketable in order to be available to fund benefit payment obligations as they become payable.

The asset allocation targets and the actual allocation of pension assets in the Dover Downs Pension Plan as of December 31, 2021 are as follows:

Asset Category	Target	December 31, 2021
Equity Securities	60%	67%
Debt Securities	40%	29%
Other	—%	4%
Total	100%	100%

The fair values of pension assets in the Dover Downs Pension Plan as of December 31, 2021 by asset category are as follows:

(in thousands)
Asset Category	Total	Level 1	Level 2	Level 3
Mutual funds/ETFs:
Equity-large cap	$10,001	$10,001	$—	$—
Equity-mid cap	1,453	1,453	—	—
Equity-small cap	1,333	1,333	—	—
Equity-international	3,558	3,558	—	—
Fixed income	6,856	6,856	—	—
Money market	959	959	—	—
Total mutual funds/ETFs	$24,160	$24,160	$—	$—

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There is no minimum pension contribution required to be made to the Dover Downs Pension Plan under the Employee Retirement Income Security Act of 1974, as amended in 2021. We are not expecting to contribute to the Dover Downs Pension Plan in 2022.

The estimated future benefit payments under the Dover Downs Pension Plan are as follows:

(in thousands)
Year Ending December 31,
2022	$986
2023	1,045
2024	1,088
2025	1,123
2026	1,169
2027-2031	6,349

Defined Contribution Plans

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its US non-union employees and certain union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. Gamesys also operates defined contribution retirement benefit plans for their U.K., US, Toronto, Isle of Man and Gibraltar offices. Eligible employees are allowed to contribute between 3-5% of their base salary to the various plans and the Company matches all employee contributions. Total employer contribution expense attributable to defined contribution plans was $4.8 million, $0.7 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

17.    INCOME TAXES

The components of income (loss) before taxes are as follows:

	Years Ended December 31,
	2021	2020	2019
Domestic	$(83,449)	$(74,811)	$75,180
Foreign	7,273	—	—
Total	$(76,176)	$(74,811)	$75,180

The components of the provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Current taxes
Federal	$(10,284)	$(72,517)	$9,022
State	4,676	2,002	2,033
Foreign	6,448	—	—
	840	(70,515)	11,055
Deferred taxes
Federal	294	9,871	7,363
State	4,770	(8,680)	1,632
Foreign	(10,281)	—	—
	(5,217)	1,191	8,995
(Benefit) Provision for income taxes	$(4,377)	$(69,324)	$20,050

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The effective rate varies from the statutory US federal tax rate as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Income tax (benefit) expense at statutory federal rate	$(15,997)	$(15,710)	$15,789
State income taxes, net of federal effect	7,462	(5,276)	2,883
Foreign tax rate adjustment	(7,165)	—	—
Nondeductible professional fees	10,421	(665)	1,255
Other permanent differences including lobbying expense	4,696	279	424
Share-based compensation	2,227	(922)	(261)
Gain on bargain purchases	(4,796)	(13,413)	—
CARES Act	(5,320)	(33,347)	—
Return to provision adjustments	(595)	(270)	(245)
Global intangible low-tax income (“GILTI”)	327	—	—
Loss on derivative instruments	4,363	—	—
Change in uncertain tax positions	—	—	205
Total (benefit) provision for income taxes	$(4,377)	$(69,324)	$20,050
Effective income tax rate on continuing operations	5.7%	92.7%	26.7%

Benefit for income taxes for the years ended December 31, 2021 and 2020 was $4.4 million and $69.3 million, respectively. The effective tax rate for the year ended December 31, 2021 was 5.7% compared to 92.7% in 2020. The decrease in the effective tax rate was due to an increase in state tax expense and an increase in nondeductible costs related to the acquisition of Gamesys during 2021, as well as lower bargain purchase gain during 2021 as compared to 2020. Further, the 2020 provision included a significant rate benefit as a result of the CARES Act, and we had a lesser benefit in the 2021 provision. In addition, Gamesys entities are taxed at lowers rates versus the US federal tax rate, which impacted 2021 beneficially due to the rate differential. This benefit was offset by amounts related to share-based compensation, loss on derivative instruments, and other permanent amounts.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes at December 31, 2021 and 2020 are as follows:

	Years Ended December 31,
(in thousands)	2021	2020
Deferred tax assets:
Accrued liabilities and other	$1,162	$2,128
Share-based compensation	2,792	914
Naming rights liabilities	43,298	60,159
Self constructed assets	5,730	3,953
Interest	21,208	—
Net operating loss carryforwards	20,569	8,464
Total deferred tax assets, net	$94,759	$75,618

Deferred tax liabilities:
Land	$(4,071)	$(5,053)
Property and equipment	(35,807)	(4,998)
Change in accounting method	(8,494)	(16,234)
Non-shareholder contribution	—	(6,766)
Goodwill	(12,544)	(4,433)
Amortizable assets	(236,388)	(75,117)
Total deferred tax liabilities	$(297,304)	$(112,601)
Net deferred tax liabilities	$(202,545)	$(36,983)
The Company will only recognize a deferred tax asset when, based on available evidence, realization is more likely than not. The Company has assessed its deferred tax liabilities arising from taxable temporary differences and has concluded such liabilities are a sufficient source of income for the realization of deferred tax assets, including indefinite life taxable temporary differences which offset, subject to limitation, deferred tax assets with unlimited carryovers, such as the Section 163(j) interest limitation. Accordingly, no valuation has been established as of December 31, 2021 and 2020, respectively.

At December 31, 2021, the Company's cash and cash equivalents totaled $206.2 million, of which approximately 36% was held in locations outside the US where the Company has determined to establish an assertion to indefinitely reinvest undistributed earnings to support its continued expansion and investments in such foreign locations. To the extent the Company were to repatriate such funds, it may incur withholding taxes, state income taxes and the tax expense or benefit associated with foreign currency gains or losses. The Company believes it has sufficient sources of cash in the US to fund its US operations without the need to repatriate those funds held outside the US.

For the years ended December 31, 2021 and 2020 the net deferred tax liabilities increased by $165.6 million and $23.2 million, respectively. For the year ended December 31, 2021, a decrease of $5.2 million was included in income from operations, an increase of $169.8 million was acquired from business combinations in 2021, and a decrease of $1.0 million was included in other comprehensive loss. For the year ended December 31, 2020, an increase of $1.2 million was included in income from operations, an increase of $22.6 million was acquired from business combinations in 2020, and a decrease of $0.6 million was included in other comprehensive loss.

As of December 31, 2021, the Company has $14.6 million of federal net operating carryforwards subject to a section 382 limitation with an unlimited carryforward period. There was $3.1 million of federal net operating carryforwards subject to a section 382 limitation with an unlimited carryforward period as of December 31, 2020. As of December 31, 2021 and December 31, 2020, the Company had $92.4 million and $132.9 million of state net operating loss carryforwards, respectively, which expire at various dates through 2041.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Internal Revenue Code (IRC) Section 382 provides for a limitation of the annual use of net operating loss and tax credit carryforwards following certain ownership changes (as defined by the IRC Section 382) that limits the Company’s ability to utilize these carryforwards prior to expiration. Section 382 can also apply when we acquire subsidiaries with net operating loss carryforwards, as there may be limitations on the use of acquired net operating losses against our taxable income. As of December 31, 2021, the Company expects to utilize all acquired tax attributes prior to expiration.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees, including those that operate in the gaming area. The benefits of the CARES Act that were available to us included:

a.refund of federal income taxes due to five-year carryback of net operating loss incurred in 2020 when our 2020 tax return was filed in 2021;
b.relaxation of interest expense deduction limitation for income tax purposes; and
c.the employee retention credit, providing a refundable federal tax credit equal to 50% of the first $10,000 of qualified wages and benefits, including qualified medical plan contributions, paid to employees while they are not performing services after March 12, 2020 and before January 1, 2021.

The Company realized a tax benefit of $5.3 million and $33.3 million in the years ended December 31, 2021 and 2020, respectively. The Company intends to continue to review and consider any available potential benefits under the CARES Act for which it qualifies, including those described above. The Company cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and the Company cannot provide assurances that it will be able to access such benefits in a timely manner or at all. If the US government or any other governmental authority agrees to provide such aid under the CARES Act or any other crisis relief assistance, it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full.

From time to time, the Company may be subject to audits covering a variety of tax matters by taxing authorities in any taxing jurisdiction where the Company conducts business. While the Company believes that the tax returns filed and tax positions taken are supportable and accurate, some tax authorities may not agree with the positions taken. This can give rise to tax uncertainties which, upon audit, may not be resolved in the Company’s favor. There was an acquired tax contingency accrual of $5.1 million for uncertain tax positions recorded as of December 31, 2021. There was no unrecognized tax benefit recorded as of December 31, 2020. As of December 31, 2021, there was $5.1 million tax contingency accruals for uncertain tax positions, which would impact the effective tax rate, if recognized. A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Uncertain tax position liability at the beginning of the year	$—	$—	$400
Increases related to tax positions taken during prior period	5,131	—	—
Decreases related to tax positions taken during prior periods	—	—	(400)
Uncertain tax position liability at the end of the year	$5,131	$—	$—

The Company and its subsidiaries file tax returns in several jurisdictions including the US and various US state and foreign jurisdictions. The Company remains subject to examination for US federal income tax purposes for the years ended December 31, 2017 through 2021. The Company remains subject to examination for state and foreign income tax purposes for the years ended December 31, 2012 through 2021. The Company is currently under audit by the State of Colorado for tax years ended December 31, 2012 through 2015. Based on the current status of the Colorado audit, the Company believes no additional reserves are necessary. In addition, the disallowance of a loss carryforward generated in a period outside of the normal statute of limitations is generally open until the statute of limitations expires in the year of the utilization of the loss.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.    COMMITMENTS AND CONTINGENCIES

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

Hard Rock License Agreement

Under the Hard Rock License agreement which runs through September 2025, with the option to renew for two successive ten-year terms, the Company is obligated to pay an annual fee plus fees based on non-gaming revenues. The Company will pay a “Continuing Fee” equal to 3% of the Licensing Fee Revenues and a marketing fee equal to 1% of the Licensing Fee Revenues during the term of the agreement. Fee expense under the license agreement for each of the years ended December 31, 2021, 2020 and 2019 was $2.8 million, $2.2 million and $3.0 million, respectively and is included in “Advertising, general and administrative” expenses in the consolidated statements of operations. As of December 31, 2021 and 2020, $0.2 million had been accrued and recorded in “Accrued liabilities” in the consolidated balance sheets.

Bally’s Trade Name

On October 13, 2020, the Company announced we had acquired Bally’s brand from Caesars. Total cost to acquire the brand was $20.0 million which is payable in cash in two equal installments of $10.0 million, the first made in October 2021 and the second payment to be made on the second anniversary of the purchase date. The present value of these amounts due are recorded within “Accrued liabilities” in the consolidated balance sheets as of December 31, 2021 and 2020.

Master Video Lottery Terminal Contract

The current term for the Twin River Casino Hotel contract with the Division of Lotteries of the Rhode Island Department of Revenue ends July 1, 2043.

The current term for the Tiverton Casino Hotel contract with the Division of Lotteries of the Rhode Island Department of Revenue ends July 1, 2043. The contract was automatically assigned, pursuant to Rhode Island law, from Newport Grand to Tiverton Casino Hotel upon commencement of gaming operations at the new facility.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capital Expenditure Commitments

Bally’s Atlantic City - As part of the regulatory approval process with the State of New Jersey, the Company committed to spend $100 million in capital expenditures over a five year period to invest in and improve the property. The commitment calls for expenditures of no less than $25 million each in 2021, 2022 and 2023 and $85 million in aggregate for 2021, 2022 and 2023. The remaining $15 million of committed capital must be spent over 2024 and 2025. From 2021 through 2025, no less than $35 million must be invested in the hotel and no less than $65 million must be invested in non-hotel projects.
Bally’s Twin River - Per the terms of the Regulatory Agreement in Rhode Island, the Company is committed to invest $100 million in its Rhode Island properties over the term of the master contract through June 30, 2043, including an expansion and the addition of new amenities at Bally’s Twin River.
Bally’s Lake Tahoe
The Company acquired Bally’s Lake Tahoe for $14.2 million, payable one year from the closing date and subject to customary post-closing adjustments. Refer to Note 5 “Acquisitions” for further information.
Master Lease

As discussed in Note 13 “Leases,” per the terms of the Master Lease, an affiliate of GLPI agreed to acquire the real estate associated with the Company’s Bally’s Evansville property for $340.0 million and lease it back to the Company for $28.0 million per year and the Company’s Bally’s Dover casino for $144.0 million and lease it back to the Company for $12.0 million per year, each subject to escalation. Both leases are governed by the Master Lease which has an initial term of 15 years and includes four five-years options.

Related Party Transaction

On September 26, 2019, prior to the Company’s acquisition of Gamesys, Gamesys (Holdings) Limited (“GHL”) was acquired by JPJ Group plc (“JPJ”) and subsequently renamed Gamesys. In connection with the JPJ acquisition, £11.2 million of the cash consideration was deferred and payable (plus interest) to GHL’s majority shareholders 30 months after closing. The Company has recorded $15.1 million representing the deferred consideration which is payable on March 26, 2022, and recorded within current liabilities of the consolidated balance sheet as of December 31, 2021. Of such amount, $7.5 million is payable to related parties as former majority shareholders of GHL.

Collective Bargaining Agreements

As of December 31, 2021, we had approximately 9,460 employees. Most of our employees in Rhode Island and New Jersey are represented by a labor union and have collective bargaining agreements with us. As of such date, we had 22 collective bargaining agreements covering approximately 2,364 employees. All collective bargaining agreements are in good standing and have been renegotiated for a three or five year term or extended until 2022. There can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements.

19.    SEGMENT REPORTING

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

The Company’s three reportable segments are comprised of the following components as of December 31, 2021:

Casinos & Resorts - Bally’s Twin River, Bally’s Tiverton, Bally’s Dover, Bally’s Atlantic City, Bally’s Evansville, Hard Rock Biloxi, Bally’s Vicksburg, Bally’s Kansas City, Bally’s Black Hawk, Bally’s Shreveport, Bally’s Lake Tahoe, Bally’s Quad Cities and Bally’s Arapahoe Park.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company’s operations were predominately in the US but also included operations in Europe and Asia and other immaterial jurisdictions. For geographical reporting purposes, Europe, Asia and other immaterial jurisdictions have been aggregated and no country exceeds 12% of total revenue. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects revenues, income (loss) and identifiable assets for each of the Company’s reportable segments and reconciles these to the amounts shown in the Company’s consolidated financial statements. Prior year amounts have been conformed into the new segment presentation, as described above.

	Casinos & Resorts	North America Interactive	International Interactive	Other	Total
Year Ended December 31,
2021
Total revenue	$1,032,828	$38,352	$251,263	$—	$1,322,443
Depreciation and amortization	54,120	18,096	46,341	26,229	144,786
Income (loss) from operations	258,452	(44,820)	20,689	(140,939)	93,382
Net income (loss)	186,287	(36,879)	24,337	(245,544)	(71,799)
Interest expense, net of amounts capitalized	(62)	(1)	(91)	(120,020)	(120,174)
Change in value of naming rights liabilities	—	—	—	17,029	17,029
Gain on bargain purchases	—	—	—	22,841	22,841
Capital expenditures	92,479	172	4,166	708	97,525

2020
Total revenue	$372,792	n/a	n/a	$—	$372,792
Income (loss) from operations	12,571	n/a	n/a	(30,957)	(18,386)
Net income (loss)	28,555	n/a	n/a	(34,042)	(5,487)
Depreciation and amortization	37,786	n/a	n/a	56	37,842
Interest expense, net of amounts capitalized	132	n/a	n/a	63,116	63,248
Change in value of naming rights liabilities	—	n/a	n/a	(57,660)	(57,660)
Gain on bargain purchases	—	n/a	n/a	63,871	63,871
Capital expenditures	14,480	n/a	n/a	803	15,283

2019
Total revenue	$523,577	n/a	n/a	$—	$523,577
Income (loss) from operations	134,616	n/a	n/a	(19,990)	114,626
Net income (loss)	95,575	n/a	n/a	(40,445)	55,130
Depreciation and amortization	32,367	n/a	n/a	25	32,392
Interest expense, net of amounts capitalized	3,421	n/a	n/a	36,409	39,830
Capital expenditures	28,091	n/a	n/a	146	28,237

	Casinos & Resorts	North America Interactive	International Interactive	Other	Total
As of December 31,
2021
Goodwill	$201,952	$283,358	$1,637,343	$—	$2,122,653
Total assets	2,437,249	528,634	3,429,725	157,609	6,553,217
2020
Goodwill	$186,979	$—	$—	$—	$186,979
Total assets	1,490,204	—	—	439,651	1,929,855

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20.    EARNINGS (LOSS) PER SHARE
Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated in accordance with ASC 260, Earnings Per Share, which requires entities that have issued securities other than common stock that participate in dividends with common stock (“participating securities”) to apply the two-class method to compute basic (loss) earnings per common share. The two-class method is an earnings allocation method under which basic (loss) earnings per common share is calculated for each class of common stock and participating security as if all such earnings had been distributed during the period. To calculate basic (loss) earnings per share, the earnings allocated to common shares is divided by the weighted average number of common shares outstanding, contingently issuable warrants and RSUs, RSAs and PSUs for which no future service is required as a condition to the delivery of the underlying common stock (collectively, basic shares).

Diluted earnings per share includes the determinants of basic earnings per share and, in addition, reflects the dilutive effect of the common stock deliverable for stock options, using the treasury stock method, and for RSUs, RSAs and PSUs for which future service is required as a condition to the delivery of the underlying common stock.

	Years Ended December 31,
	2021	2020	2019
Net (loss) income applicable to common stockholders	$(71,799)	$(5,487)	$55,130

Weighted average shares outstanding, basic	49,643,991	31,315,151	37,705,179
Weighted average effect of dilutive securities	—	—	114,438
Weighted average shares outstanding, diluted	49,643,991	31,315,151	37,819,617

Per share data
Basic	$(1.45)	$(0.18)	$1.46
Diluted	$(1.45)	$(0.18)	$1.46

Anti-dilutive shares excluded from the calculation of diluted earnings per share	5,015,803	4,919,326	3,251

On November 18, 2020, the Company issued penny warrants, performance-based warrants and options which participate in dividends with the Company’s common stock subject to certain contingencies. In the period in which the contingencies are met, those instruments are participating securities to which income will be allocated using the two-class method. The warrants and options do not participate in net losses. The penny warrants were considered exercisable for little to no consideration and are therefore, included in basic shares outstanding at their issuance date. For the years ended December 31, 2021 and 2020, the Company reported a net loss, and as a result, all of the shares underlying the performance warrants and options were anti-dilutive. Refer to Note 10 “Sinclair Agreement” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table contains quarterly financial information for the years 2021 and 2020. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021
Total revenue	$192,266	$267,733	$314,779	$547,665
Total operating costs and expenses	162,792	187,201	287,045	592,023
Income (loss) from operations	29,474	80,532	27,734	(44,358)
Total other expense, net	(45,009)	15,391	(47,881)	(92,059)
(Loss) income before provision for income taxes	(15,535)	95,923	(20,147)	(136,417)
(Benefit) provision for income taxes	(4,830)	26,981	(5,400)	(21,128)
Net (loss) income	(10,705)	68,942	(14,747)	(115,289)

Net (loss) income per share
Basic	$(0.30)	$1.43	$(0.30)	$(1.87)
Diluted	$(0.30)	$1.40	$(0.30)	$(1.87)

2020
Total revenue	$109,148	$28,924	$116,624	$118,096
Total operating costs and expenses	112,317	49,887	93,241	135,733
(Loss) income from operations	(3,169)	(20,963)	23,383	(17,637)
Total other expense, net	(11,373)	(15,110)	(16,908)	(13,034)
(Loss) income before provision for income taxes	(14,542)	(36,073)	6,475	(30,671)
Benefit for income taxes	(5,664)	(12,518)	(248)	(50,894)
Net (loss) income	(8,878)	(23,555)	6,723	20,223

Net (loss) income per share
Basic	$(0.28)	$(0.77)	$0.22	$0.62
Diluted	$(0.28)	$(0.77)	$0.22	$0.61

22.    SUBSEQUENT EVENTS

On February 17, 2022, the Company and certain of its subsidiaries entered into an amended and restated regulatory agreement with the Rhode Island Department of Business Regulation and the Division of Lotteries of the Rhode Island Department of Revenue, which replaces the prior regulatory agreement among the parties. Subsidiaries of the Company also entered into amendments to the Master Video Lottery Terminal Contracts, dated July 18, 2005 and November 23, 2005, in each case with the Division of Lotteries of the Rhode Island Department of Revenue.

The amended and restated regulatory agreement and the amendments to the master video lottery terminal contracts reflect legislative changes enacted in 2021 that authorized and directed State of Rhode Island regulators to amend the prior agreements to, among other things, authorize the creation of the previously announced video lottery terminal joint venture between the Company and International Gaming Technology PLC, require the Company to make certain investments in connection with the joint venture and otherwise (including $100 million in Rhode Island by June 30, 2043) and modify certain limitations in the regulatory agreement applicable to the Company without prior regulatory approval. The modifications made include, among others, increasing the maximum leverage ratio applicable to the Company, clarifying that operating leases under sale-leaseback financings are not indebtedness for purposes of the leverage ratio calculation and updating the reporting and other administrative provisions to reflect the Company’s increased size following recent acquisition activity.

BALLY’S CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2021, 2020 and 2019

	Balance at Beginning of Year	Provision for Credit Loss	Write-offs, Net of Recoveries	Acquisitions	Balance at End of Year
Provision for credit losses:
2019	$1,009	239	(16)	64	$1,296
2020	$1,296	411	(653)	2,013	$3,067
2021	$3,067	1,717	(701)	371	$4,454

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

During the year ended December 31, 2021, the Company completed its acquisitions of Bally’s Evansville, Bally’s Quad Cities, Bally’s Lake Tahoe, SportCaller, MKF, Bally Interactive, AVP, Telescope, Degree 53 and Gamesys, collectively (the “Acquired Companies”). Since the Company has not yet fully incorporated the internal controls and procedures of the Acquired Companies into the Company’s internal control over financial reporting, management excluded the Acquired Companies from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. These acquisitions on a combined basis constituted approximately $864.9 million, or 13.2%, of the Company’s total consolidated assets, and approximately $427.6 million, or 32.3%, of the Company’s consolidated revenues as of and for the year ended December 31, 2021.

Based on our assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on these criteria.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the Consolidated Financial Statements for the year ended December 31, 2021, issued an attestation report on the Company’s internal control over financial reporting which immediately follows this report.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2021, the Company completed its acquisitions of the Acquired Companies, as defined above. See Note 5 “Acquisitions” included in Part II. Item 8 of this Annual Report on Form 10-K for a discussion of the acquisitions and related financial data. The Company is currently in the process of integrating the Acquired Companies’ internal controls over financial reporting. Except for the inclusion of the Acquired Companies, there has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bally’s Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bally’s Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the following companies acquired during 2021: Bally’s Evansville, Bally’s Quad Cities, Bally’s Lake Tahoe, SportCaller, Monkey Knife Fight, Bally Interactive, AVP, Telescope, Degree 53, and Gamesys, collectively (the “Acquired Companies”), whose financial statements constitute, on a combined basis, approximately $864.9 million, or 13.2%, of the Company’s consolidated assets and approximately $427.6 million, or 32.3% of the Company’s consolidated net revenues as of and for the year ended December 31,2021. Accordingly, our audit did not include the internal control over financial reporting at the Acquired Companies.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
March 1, 2022

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on May 17, 2022 (the “2022 Proxy Statement”) under the captions “Directors and Nominees for Director,” “Directors and Executive Officers of the Registrant,” “Delinquent Section 16(a) Reports,” and “Committees of the Board of Directors—Audit Committee” and is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be contained in the 2022 Proxy Statement under the captions “Non-employee Director Compensation,” “Executive Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation Tables,” “Potential Payments Upon Termination or Change-in-Control,” “CEO Pay Ratio,” “Risk Oversight,” “Compensation Risk,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the 2022 Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners and Management”, and is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our 2022 Proxy Statement under the caption “Certain Relationships and Related Transactions.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our 2022 Proxy Statement under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(2)Documents filed as a part of this Annual Report on Form 10-K.

1.    Financial Statements. The Financial Statements filed as part of this Annual Report on Form 10-K are listed in the Index to Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

2.    Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2021, 2020 and 2019 is included in our consolidated financial statements included in Item 8. All other schedules are omitted because they are not applicable.

3.    Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately following “Item 16. Form 10-K Summary,” which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1#
Transaction Agreement, dated July 22, 2018, among Dover Downs Gaming & Entertainment, Inc., Twin River Worldwide Holdings, Inc. and Double Acquisition Corp., including the amendment dated October 8, 2018 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-228973) filed on December 21, 2018)

2.2#
Equity Purchase Agreement, dated July 10, 2019, by and among Isle of Capri Casinos LLC, IOC-Vicksburg, Inc. and IOC-Vicksburg, L.L.C., Rainbow Casino Vicksburg Partnership, L.P., IOC-Kansas City, Inc., Twin River Management Group, Inc., Premier Entertainment Vicksburg, LLC, and, solely for purposes of Section 1.5, Section 4.17, Section 4.21, Section 4.22 and Section 8.19, Eldorado Resorts, Inc., and solely for purposes of Section 1.5 and Section 8.20, Twin River Worldwide Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-38850) filed July 11, 2019)

2.3
Equity Purchase Agreement, dated April 24, 2020, among Twin River Worldwide Holdings, Inc., Twin River Management Group, Inc., Eldorado Resorts, Inc. and certain affiliates of each of Twin River Worldwide Holdings, Inc. and Eldorado Resorts, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed April 24, 2020)

2.4
Equity Purchase Agreement, dated September 30, 2020, among Twin River Worldwide Holdings, Inc., Twin River Management Group, Inc., The Rock Island Boatworks, Inc. and certain affiliates of each of Twin River Worldwide Holdings, Inc. and The Rock Island Boatworks, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed October 1, 2020)

2.5
Amendment No. 2 to the Equity Purchase Agreement, dated November 20, 2020, among the Company, Eldorado Resorts, Inc. and certain of their affiliates (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed November 24, 2020)

2.6	Rule 2.7 Announcement, dated April 13, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on April 13, 2021)

3.1
Fifth Amended and Restated Certificate of Incorporation of Bally’s Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38850) filed on November 9, 2021)

3.2	Amended and Restated Bylaws of Bally’s Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed October 7, 2021)

4.1
Form of Certificate of Common Stock of Twin River Worldwide Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

4.2
Indenture, dated as of August 20, 2021, among Premier Entertainment Sub, LLC, Premier Entertainment Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on August 20, 2021)

4.3
First Supplemental Indenture, dated as of October 1, 2021, among Premier Entertainment Sub, LLC, Premier Entertainment Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on October 7, 2021)

4.4*	Description of Registrant’s Securities

4.5	Form of Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 10, 2021)

4.6	Form of Option Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 10, 2021)

Exhibit Number	Description of Exhibit

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

10.13
Eighth Amendment to Master Video Lottery Terminal Contract, dated February 17, 2022, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and UTGR, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File 001-38850) filed on February 24, 2022)

10.14
Master Video Lottery Terminal Contract, dated November 23, 2005, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand Jai Alai, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.15
First Amendment to Master Video Lottery Terminal Contract, dated January 25, 2006, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand Jai Alai, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.16
First Amendment to Master Video Lottery Terminal Contract, as previously amended, dated December 21, 2010, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.17
Second Amendment to Master Video Lottery Terminal Contract, dated May 31, 2012, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC) (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.18
Third Amendment to Master Video Lottery Terminal Contract, dated May 1, 2013, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC) (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.19
Fourth Amendment to Master Video Lottery Terminal Contract, dated July 14, 2015, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Premier Entertainment II, LLC, d/b/a Newport Grand (assignee of Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC)) (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.20
Fifth Amendment to Master Video Lottery Terminal Contract, dated May 2, 2017, by and between the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration) and Premier Entertainment II, LLC, d/b/a Newport Grand (assignee of Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC)) (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.21
Sixth Amendment to Master Video Lottery Terminal Contract, dated March 12, 2018, by and among the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration), Premier Entertainment II, LLC, d/b/a Newport Grand (assignee of Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC)) and Twin-River Tiverton, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.22
Seventh Amendment to Master Video Lottery Terminal Contract, dated September 13, 2018, by and among the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration), Premier Entertainment II, LLC, d/b/a Newport Grand (assignee of Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC)) and Twin-River Tiverton, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

Exhibit Number	Description of Exhibit

10.23
Assignment, Assumption and Amendment of Master Video Lottery Terminal Contract, dated September 13, 2018, by and between Premier Entertainment II, LLC and Twin River-Tiverton LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.24
Eighth Amendment to Master Video Lottery Terminal Contract, dated February 17, 2022, by and among the Division of Lotteries of the Rhode Island Department of Revenue (f/k/a the Division of Lotteries of the Rhode Island Department of Administration), Premier Entertainment II, LLC, d/b/a Newport Grand (assignee of Newport Grand, LLC (f/k/a Newport Grand Jai Alai, LLC)) and Twin-River Tiverton, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File 001-38850) filed on February 24, 2022)

10.25
Agreement, dated October 4, 2017, by and between Dover Downs, Inc. and Delaware Standardbred Owners Association (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.26**	BLB Worldwide Holdings, Inc. 2010 Stock Option Plan (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

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

10.29**	Bally’s Corporation 2021 Equity Incentive Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-38850) filed April 8, 2021)

10.30**	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.31**
Form of Restricted Stock Unit Award Agreement (Performance-Based) (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.32**
Form Restricted Stock Unit Award Agreement (Performance-Based) (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38850) filed on March 13, 2020)

10.33**
Form Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38850) filed on March 13, 2020)

10.34**
Employment Agreement, effective as of March 29, 2016, by and between Twin River Management Group, Inc. and George Papanier (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.35**
Amendment No 1. to Employment Agreement, dated as of January 13, 2020, by and among Twin River Worldwide Holdings, Inc. and George Papanier (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38850) filed on January 16, 2020)

10.36**
Amendment No. 2 Employment Agreement, January 20, 2021, by and between Bally’s Corporation and George Papanier (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-38850) filed on March 10, 2021)

Exhibit Number	Description of Exhibit

10.37**
Employment Agreement, effective as of January 1, 2019, by and between Twin River Worldwide Holdings, Inc. and Stephen H. Capp (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.38**
Amendment to Employment Agreement, effective February 23, 2021, by and between Bally’s Corporation and Stephen H. Capp (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-38850) filed on March 10, 2021)

10.39**
Employment Agreement, effective July 10, 2013, by and between Twin River Management Group, Inc. and Craig L. Eaton (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38850) filed on March 13, 2020)

10.40**
Employment Agreement, effective May 1, 2019, by and between Twin River Worldwide Holdings, Inc. and Marc Crisafulli (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-38850) filed on March 10, 2021)

10.41**
Amendment No. 1 to Employment Agreement, effective February 21, 2019, by and between Twin River Worldwide Holdings, Inc. and Marc Crisafulli (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-38850) filed on March 10, 2021)

10.42**
Employment Agreement Amendment, effective March 15, 2021, by and between Bally’s Corporation and Marc Crisafulli (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-38850) filed on May 10, 2021)

10.43**	Form of Lee Fenton Service Agreement, effective October 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on October 7, 2021)

10.44** *	Form of Robeson Reeves Service Agreement, effective October 1, 2021

10.45
Credit Agreement, dated October 1, 2021, among Bally’s Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File 001-38850) filed on October 7, 2021)

10.46
Amended and Restated Regulatory Agreement, dated February 17, 2022, by and among the Rhode Island Department of Business Regulation, the Division of Lotteries of the Rhode Island Department of Revenue, Bally’s Corporation, Twin River Management Group, Inc., UTGR, Inc. and Twin River-Tiverton, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File 001-38850) filed on February 24, 2022)

10.47** *	Bally’s Corporation 2021 Equity Incentive Plan - Performance Unit Award Agreement

10.48** *	Bally’s Corporation 2021 Equity Incentive Plan - Restricted Stock Unit Award Agreement

21.1*	Schedule of Subsidiaries
23.1*	Consent of Independent Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Description of Government Regulations

Exhibit Number	Description of Exhibit
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL contained in Exhibit 101
#	As permitted under Item 601(a)(5) of Regulation S-K, the exhibits and schedules to this exhibit are omitted from this filing. The Company agrees to furnish a supplemental copy of any omitted exhibit or schedule to the SEC upon its request.
*	Filed herewith.
**	Management contracts or compensatory plans or arrangements.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2022.

BALLY’S CORPORATION

By:	/s/ Stephen H. Capp
Stephen H. Capp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lee D. Fenton	President, Chief Executive Officer and Director	March 1, 2022
Lee D. Fenton	(Principal Executive Officer)

/s/ Stephen H. Capp	Executive Vice President and Chief Financial Officer	March 1, 2022
Stephen H. Capp	(Principal Financial and Accounting Officer)

/s/ Soohyung Kim	Chairman	March 1, 2022
Soohyung Kim

/s/ Terrence Downey	Director	March 1, 2022
Terrence Downey

/s/ George T. Papanier	Director	March 1, 2022
George T. Papanier

/s/ Jaymin B. Patel	Director	March 1, 2022
Jaymin B. Patel

/s/ Robeson M. Reeves	Director	March 1, 2022
Robeson M. Reeves

/s/ Jeffrey W. Rollins	Director	March 1, 2022
Jeffrey W. Rollins

/s/ James A. Ryan	Director	March 1, 2022
James A. Ryan

/s/ Wanda Y. Wilson	Director	March 1, 2022
Wanda Y. Wilson