Form 10-Q/A
period 2021-09-30
Bally's Corp
filed 2022-11-09
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Bally’s Corporation (“the Company” or “Bally’s”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) to amend the following items of its Quarterly Report on Form 10-Q for the third quarter ended September 30, 2021 (the “Form 10-Q” or “Original Filing”):

•Part I, Item 1, “Financial Statements”;
•Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
•Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”
•Part I, Item 4. “Controls and Procedures”
•Part II, Item 1A, “Risk Factors”; and
•Part II, Item 6, “Exhibits”

The other Items of the Original Filing have not been amended and, accordingly, have not been repeated in this Form 10-Q/A.

The only changes to the Original Filing are those related to the matters described below and only in the items listed above. Except as described above, no changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update any of the other financial information or other information contained in the Original Filing. In addition, in accordance with SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. Otherwise, the information contained in this Form 10-Q/A is as of the date of the Original Filing and does not reflect any information or events occurring after the date of the Original Filing.

Background of Correction

In connection with finalizing closing procedures with respect to the Company’s third quarter ended September 30, 2022, management concluded that the Company’s previously reported unaudited interim condensed consolidated financial statements as of and for the three- and nine-months periods ended September 30, 2021 (the “previously reported financial statements”) contained an error related to the Company’s application of generally accepted accounting principles in the United States of America.

In August 2021, in anticipation of Bally’s acquisition of Gamesys Group plc (“Gamesys”) on October 1, 2021, approximately $1.80 billion US dollars were converted into approximately £1.31 billion GB pound sterling (“GB sterling”) and held as restricted cash for use as part of the cash consideration for the acquisition. As of September 30, 2021, the day before the closing of the Gamesys acquisition, the GB sterling spot rate had declined as compared to the corresponding rate on the date of conversion in August 2021, which resulted in a foreign exchange loss for purposes of Bally’s third quarter 2021 financial statements of approximately $42.9 million as of September 30, 2021. Bally’s recorded this loss as an unrealized loss within other comprehensive income (loss) instead of within non-operating income (expense) within Bally’s consolidated statements of operations. Bally’s did not need to fund additional cash to close the acquisition of Gamesys as the depreciation of the GB sterling to US dollars reduced the effective purchase price of the $2.62 billion acquisition.

Management evaluated the quantitative and qualitative impact of this accounting error on the Company's previously reported financial statements and concluded the error was not material. However, the Company further concluded that the error could not be corrected as an out-of-period adjustment in the Company’s unaudited interim condensed consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2022, because to do so would cause a material misstatement in those financial statements. Accordingly, the Company referred to the guidance prescribed by the SEC’s Staff Accounting Bulletin Nos. 99 and 108, Materiality which specifies that the error must be corrected the next time the previously reported financial statements are filed. Therefore, in conjunction with the Company’s filing of this Form 10-Q/A to amend management's assessment of the Company's internal controls over financial reporting, as further described below, the Company corrected the error in the previously reported financial statements included in this filing as an immaterial revision.

In addition, the Company re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified control deficiencies associated with the accounting error, which the Company has concluded represents material weaknesses in the Company’s internal control over financial reporting as of September 30, 2021. Accordingly, the Company is filing this Form 10-Q/A to amend management’s assessment of the Company’s internal control over financial reporting and its disclosure controls and procedures to indicate that they were not effective as of September 30, 2021.

As a result of the determination to file this Form 10-Q/A, for the reasons outlined in the preceding paragraph, on November 8, 2022, the Audit Committee of the Board of Directors of the Company, after discussion with management of the Company and the Company’s independent registered public accounting firm, Deloitte & Touche LLP, determined that the Company will revise its (i) consolidated financial statements for the fiscal year ended December 31, 2021 and (ii) unaudited interim condensed consolidated financial statements for the fiscal quarters ended September 30, 2021, March 31, 2022 and June 30, 2022 to correct the accounting error for all periods presented and disclose the existence of the related material weaknesses. The correction of this accounting error does not impact the Company’s previously reported revenues, operating income or Adjusted EBITDA during any financial statement period.

For a more detailed description refer to Note 19 “Correction of Unaudited Interim Condensed Consolidated Financial Statements” to the Condensed Consolidated Financial Statements in Part I. Item 1. “Financial Statements.”

BALLY’S CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements
BALLY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$164,259	$123,445
Restricted cash	1,844,758	3,110
Accounts receivable, net	39,770	14,798
Inventory	12,048	9,296
Tax receivable	102,388	84,483
Prepaid expenses and other current assets	79,255	53,823
Total current assets	2,242,478	288,955
Property and equipment, net	780,656	749,029
Right of use assets, net	499,133	36,112
Goodwill	444,908	186,979
Intangible assets, net	996,686	663,395
Other assets	5,842	5,385
Total assets	$4,969,703	$1,929,855
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$5,750	$5,750
Current portion of lease liabilities	20,567	1,520
Accounts payable	36,976	15,869
Accrued liabilities	207,283	120,055
Total current liabilities	270,576	143,194
Long-term debt, net	2,556,421	1,094,105
Long-term portion of lease liabilities	504,885	62,025
Pension benefit obligations	8,147	9,215
Deferred tax liability	63,123	36,983
Naming rights liabilities	190,270	243,965
Contingent consideration payable	43,691	—
Other long-term liabilities	15,139	13,770
Total liabilities	3,652,252	1,603,257
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 shares authorized; 44,581,568 and 30,685,938 shares issued; 44,581,568 and 30,685,938 shares outstanding)	445	307
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,368,908	294,643
Treasury stock, at cost	—	—
Retained (deficit) earnings	(51,226)	34,792
Accumulated other comprehensive loss	(4,436)	(3,144)
Total Bally’s Corporation stockholders’ equity	1,313,691	326,598
Non-controlling interest	3,760	—
Total stockholders’ equity	1,317,451	326,598
Total liabilities and stockholders’ equity	$4,969,703	$1,929,855
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Gaming	$227,594	$96,588	$585,791	$196,191
Racing	2,022	1,684	6,593	4,817
Hotel	32,903	6,874	68,277	16,635
Food and beverage	29,504	6,889	68,386	23,875
Other	22,756	4,589	45,731	13,178
Total revenue	314,779	116,624	774,778	254,696

Operating (income) costs and expenses:
Gaming	75,174	25,996	182,059	59,080
Racing	1,996	1,681	5,715	4,877
Hotel	9,413	2,482	22,068	6,926
Food and beverage	21,419	6,016	50,632	21,951
Other	7,624	408	11,442	2,461
Advertising, general and administrative	142,905	43,996	324,615	117,594
Goodwill and asset impairment	—	—	4,675	8,554
Expansion and pre-opening	232	—	1,772	—
Acquisition, integration and restructuring	6,797	2,740	37,457	6,984
Gain from insurance recoveries, net of losses	(7,942)	(10)	(19,197)	(1,036)
Rebranding	427	—	1,722	—
Gain on sale-leaseback	—	—	(53,425)	—
Depreciation and amortization	29,000	9,932	67,503	28,054
Total operating (income) costs and expenses	287,045	93,241	637,038	255,445
Income (loss) from operations	27,734	23,383	137,740	(749)

Other income (expense):
Interest income	547	42	1,601	297
Interest expense, net of amounts capitalized	(31,853)	(16,950)	(74,480)	(43,688)
Change in value of naming rights liabilities	6,965	—	(1,371)	—
Gain (adjustment) on bargain purchases	(1,039)	—	23,075	—
Loss on extinguishment of debt	(19,419)	—	(19,419)	—
Foreign exchange loss, net	(42,896)	—	(43,353)	—
Other, net	(3,084)	—	(6,450)	—
Total other expense, net	(90,779)	(16,908)	(120,397)	(43,391)

(Loss) income before provision for income taxes	(63,045)	6,475	17,343	(44,140)
(Benefit) provision for income taxes	(5,400)	(248)	16,751	(18,430)
Net (loss) income	$(57,645)	$6,723	$592	$(25,710)

Basic earnings (loss) per share	$(1.16)	$0.22	$0.01	$(0.83)
Weighted average common shares outstanding - basic	49,506	30,458	45,573	30,825
Diluted earnings (loss) per share	$(1.16)	$0.22	$0.01	$(0.83)
Weighted average common shares outstanding - diluted	49,506	30,635	45,876	30,825
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(In thousands)

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Net (loss) income	$(57,645)	$592
Other comprehensive income (loss):
Foreign currency translation adjustment	$(781)	$(1,414)
Defined benefit pension plan reclassification adjustment(1)	41	122
Other comprehensive loss	(740)	(1,292)
Total comprehensive loss	$(58,385)	$(700)
________________________________________________
(1) Tax effect of reclassification adjustment was de minimis.

Note: Net loss income equals comprehensive loss for the three and nine months ended September 30, 2020.
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2020	30,685,938	$307	$294,643	$—	$34,792	$(3,144)	$—	$326,598
Release of restricted stock	23,811	—	(990)	—	—	—	—	(990)
Share-based compensation	—	—	4,483	—	—	—	—	4,483
Stock options exercised	30,000	—	129	—	—	—	—	129
Penny warrants exercised	932,949	9	—	(9)	—	—	—	—
Reclassification of Sinclair options	—	—	59,724	—	—	—	—	59,724
Issuance of MKF penny warrants	—	—	64,694	—	—	—	—	64,694
Shares issued for purchase of SportCaller	221,391	2	11,774	—	—	—	—	11,776
Other comprehensive loss	—	—	—	—	—	(1,012)	—	(1,012)
Net loss	—	—	—	—	(10,705)	—	—	(10,705)
Balance as of March 31, 2021	31,894,089	$318	$434,457	$(9)	$24,087	$(4,156)	$—	$454,697
Release of restricted stock	9,181	—	(205)	(116)	—	—	—	(321)
Share-based compensation	—	—	3,901	—	—	—	—	3,901
Retirement of treasury shares	—	(21)	(28,488)	114,842	(86,333)	—	—	—
Common stock offering	12,650,000	127	667,746	—	—	—	—	667,873
Sinclair shares exchanged for penny warrants	(2,086,908)	—	114,717	(114,717)	—	—	—	—
Sinclair issuance of penny warrants	—	—	50,000	—	—	—	—	50,000
Bally Interactive equity issuance	2,084,765	21	121,479	—	—	—	—	121,500
Stock options exercised	40,000	—	172	—	—	—	—	172
Other comprehensive income	—	—	—	—	—	460	—	460
Net income	—	—	—	—	68,942	—	—	68,942
Balance as of June 30, 2021	44,591,127	$445	$1,363,779	$—	$6,696	$(3,696)	$—	$1,367,224
Release of restricted stock	483	—	(12)	—	—	—	—	(12)
Share-based compensation	—	—	5,449	—	—	—	—	5,449
Retirement of treasury shares	—	—	(308)	585	(277)	—	—	—
Bally Interactive equity issuance	(10,042)	—	—	(585)	—	—	—	(585)
Acquired non-controlling interest	—	—	—	—	—	—	3,760	3,760
Other comprehensive loss	—	—	—	—	—	(740)	—	(740)
Net loss	—	—	—	—	(57,645)	—	—	(57,645)
Balance as of September 30, 2021	44,581,568	$445	$1,368,908	$—	$(51,226)	$(4,436)	$3,760	$1,317,451

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2019	32,113,328	$412	$185,544	$(223,075)	$250,418	$(1,888)	$211,411
Release of restricted stock	131,131	1	(2,484)	—	—	—	(2,483)
Dividends and dividend equivalents - $0.10 per share	—	—	—	—	(3,174)	—	(3,174)
Share-based compensation	—	—	5,542	—	—	—	5,542
Retirement of treasury shares	—	(107)	(48,618)	254,416	(205,691)	—	—
Share repurchases	(1,649,768)	—	—	(31,341)	—	—	(31,341)
Cumulative effect adjustment upon adoption of ASU 2016-13	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(8,878)	—	(8,878)
Balance as of March 31, 2020	30,594,691	$306	$139,984	$—	$32,617	$(1,888)	$171,019
Release of restricted stock	24,427	—	(81)	—	—	—	(81)
Share-based compensation	—	—	2,127	—	—	—	2,127
Retirement of treasury shares	—	(2)	(733)	1,951	(1,216)	—	—
Share repurchases	(162,625)	—	—	(1,951)	—	—	(1,951)
Net loss	—	—	—	—	(23,555)	—	(23,555)
Balance as of June 30, 2020	30,456,493	$304	$141,297	$—	$7,846	$(1,888)	$147,559
Share-based compensation - equity awards	—	—	1,799	—	—	—	1,799
Stock options exercised	19,564	—	84	—	—	—	84
Net income	—	—	—	—	6,723	—	6,723
Balance as of September 30, 2020	30,476,057	$304	$143,180	$—	$14,569	$(1,888)	$156,165
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss )	$592	$(25,710)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,503	28,054
Amortization of operating lease right of use assets	7,497	875
Goodwill and asset impairment	4,675	8,554
Share-based compensation	13,833	9,468
Amortization of debt discount and debt issuance costs	4,890	3,256
Gain from insurance recoveries	(18,660)	—
Gain on sale-leaseback	(53,425)	—
Loss on assets and liabilities measured at fair value	21,280	—
Loss on extinguishment of debt	19,419	—
Deferred income taxes	(1,296)	(6,209)
Change in value of naming rights liabilities	1,371	—
Change in contingent consideration payable	(14,830)	—
Gain on bargain purchases, net of adjustments	(23,075)	—
Foreign exchange loss, net	43,353	—
Other operating activities	4,260	162
Changes in current operating assets and liabilities	(6,544)	(16,739)
Net cash provided by operating activities	70,843	1,711
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(371,655)	(275,947)
Proceeds from sale-leaseback	144,000	—
Deposit for pending acquisition of Bally’s Quad Cities Casino & Hotel	—	(4,000)
Foreign exchange forward contract premiums	(22,592)	—
Capital expenditures	(67,158)	(8,566)
Insurance proceeds from hurricane damage	18,660	—
Other investing activities	(3,382)	—
Net cash used in investing activities	(302,127)	(288,513)
Cash flows from financing activities:
Issuance of common stock, net	667,872	—
Revolver borrowings	275,000	250,000
Revolver payments	(85,000)	(250,000)
Term loan proceeds, net of fees of $0 and $13,820, respectively	—	261,180
Term loan repayments	(4,313)	(2,938)
Senior note proceeds, net of fees of $12,998	1,487,003	—
Senior note repayments	(210,000)	—
Payment of redemption premium on debt extinguishment	(14,175)	—
Payment of financing fees	(9,968)	(1,117)
Share repurchases	—	(33,292)
Issuance of Sinclair penny warrants	50,000	—
Payment of shareholder dividends	—	(3,199)
Share redemption for tax withholdings - restricted stock	(1,323)	(2,564)
Stock options exercised	301	84
Net cash provided by financing activities	2,155,397	218,154
Effect of foreign currency on cash and cash equivalents	(41,651)	—
Net change in cash and cash equivalents and restricted cash	1,882,462	(68,648)
Cash and cash equivalents and restricted cash, beginning of period	126,555	185,502
Cash and cash equivalents and restricted cash, end of period	$2,009,017	$116,854
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$51,396	$33,627
Cash paid for income taxes, net of refunds	35,736	4,385
Non-cash investing and financing activities:
Unpaid property and equipment	$2,974	$388
Stock and equity instruments issued for acquisition of SportCaller and Monkey Knife Fight	197,383	—
Acquisitions in exchange for contingent liability	58,685	—
Deferred purchase price payable	14,071	—
Deposit applied to acquisition purchase price	4,000	—
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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The financial statements of our foreign subsidiary is translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in net income (loss).

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes in significant accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of September 30, 2021 and December 31, 2020, restricted cash was $1.84 billion and $3.1 million, respectively. The balance at September 30, 2021 includes $1.49 billion of proceeds from the senior notes offering, explained in Note 11 “Long-Term Debt,” and $667.9 million of cash proceeds from the Company’s April 2021 common stock offering, which were classified as restricted for use in the Acquisition. These amounts were held in escrow in GBP and were translated to USD using the foreign exchange rate as of September 30, 2021, resulting in a foreign exchange loss reflected within the condensed consolidated statements of operations within Foreign exchange loss, net for the three and nine months ended September 30, 2021. In addition, restricted cash was comprised of video lottery terminal (“VLT”) and table games cash payable to the State of Rhode Island and certain cash accounts at other properties, which is unavailable for the Company’s use. The following table reconciles cash and restricted cash in the condensed consolidated balance sheets to the total shown on the condensed consolidated statements of cash flows.

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

6.    GOODWILL AND INTANGIBLE ASSETS

The change in carrying value of goodwill by reportable segment for the nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	East	West	Other	Total
Goodwill as of December 31, 2020	$84,148	$102,831	$—	$186,979
Goodwill from current year business acquisitions	—	14,593	243,138	257,731
Effect of foreign exchange	—	—	(182)	(182)
Purchase accounting adjustments on prior year business acquisitions	—	380	—	380
Goodwill as of September 30, 2021	$84,148	$117,804	$242,956	$444,908

	East	West	Total
Goodwill as of December 31, 2019	$84,148	$48,934	$133,082
Goodwill from current year business acquisitions	—	58,743	58,743
Impairment charges	—	(5,254)	(5,254)
Goodwill as of September 30, 2020	$84,148	$102,423	$186,571
The change in intangible assets, net for the nine months ended September 30, 2021 is as follows (in thousands):

Intangible assets, net as of December 31, 2020	$663,395
Intangible assets from current year business combinations	357,895
Change in TRA	2,689
Effect of foreign exchange	(1,172)
Impairment charges	(4,675)
Other	8,677
Less: Accumulated amortization	(30,123)
Intangible assets, net as of September 30, 2021	$996,686

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s identifiable intangible assets consist of the following:

	Weighted average remaining life (in years)	September 30, 2021
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Naming rights - Sinclair(1)	9.5	$340,930	$(17,202)	$323,728
Trade names	28.0	20,439	(16,787)	3,652
Hard Rock license	25.8	8,000	(1,758)	6,242
Customer relationships	6.1	54,909	(9,876)	45,033
Developed technology	8.7	121,697	(6,273)	115,424
Other	3.4	7,522	(1,318)	6,204
Total amortizable intangible assets		553,497	(53,214)	500,283

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	476,209	—	476,209
Bally’s trade name	Indefinite	18,981	—	18,981
Novelty game licenses	Indefinite	1,213	—	1,213
Total unamortizable intangible assets		496,403	—	496,403
Total intangible assets, net		$1,049,900	$(53,214)	$996,686
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

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2020	$—	$(3,144)	$(3,144)
Current period other comprehensive loss	(1,414)	—	(1,414)
Reclassification adjustment to net earnings(1)	—	122	122
Accumulated other comprehensive loss at September 30, 2021	$(1,414)	$(3,022)	$(4,436)
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

(in thousands)	East	West	Other	Total
Three Months Ended September 30, 2021
Total revenue	$176,975	$124,603	$13,201	$314,779
Income (loss) from operations	34,469	31,217	(37,952)	27,734
Net income (loss)	25,386	24,001	(107,032)	(57,645)
Depreciation and amortization	5,763	8,279	14,958	29,000
Interest expense, net of amounts capitalized	15	—	31,838	31,853
Change in value of naming rights liabilities	—	—	6,965	6,965
Gain (adjustment) on bargain purchases	—	—	(1,039)	(1,039)
Capital expenditures	13,630	11,050	6,693	31,373
Goodwill	84,148	117,804	242,956	444,908
Total assets	1,282,971	1,090,759	2,595,973	4,969,703

Three Months Ended September 30, 2020
Total revenue	$59,065	$55,900	$1,659	$116,624
Income (loss) from operations	14,578	14,524	(5,719)	23,383
Net income (loss)	10,702	11,381	(15,360)	6,723
Depreciation and amortization	5,571	4,279	82	9,932
Interest expense, net of amounts capitalized	30	—	16,920	16,950
Capital expenditures	914	2,104	100	3,118
Goodwill	84,148	102,423	—	186,571
Total assets	627,654	593,038	36,189	1,256,881

Nine Months Ended September 30, 2021
Total revenue	$408,458	$343,190	$23,130	$774,778
Income (loss) from operations	124,825	100,693	(87,778)	137,740
Net income (loss)	90,353	77,397	(167,158)	592
Depreciation and amortization	17,275	21,695	28,533	67,503
Interest expense, net of amounts capitalized	49	—	74,431	74,480
Gain on sale-leaseback	(53,425)	—	—	(53,425)
Change in value of naming rights liabilities	—	—	(1,371)	(1,371)
Gain on bargain purchases	—	—	23,075	23,075
Capital expenditures	25,436	33,773	7,949	67,158
Goodwill	84,148	117,804	242,956	444,908
Total assets	1,282,971	1,090,759	2,595,973	4,969,703

Nine Months Ended September 30, 2020
Total revenue	$146,848	$104,039	$3,809	$254,696
Income (loss) from operations	9,096	8,295	(18,140)	(749)
Net income (loss)	6,602	7,710	(40,022)	(25,710)
Depreciation and amortization	18,022	9,804	228	28,054
Interest expense, net of amounts capitalized	107	—	43,581	43,688
Capital expenditures	4,299	3,524	743	8,566
Goodwill	84,148	102,423	—	186,571
Total assets	627,654	593,038	36,189	1,256,881

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net (loss) income	$(57,645)	$6,723	$592	$(25,710)

Weighted average common shares outstanding - basic	49,506	30,458	45,573	30,825
Weighted average effect of dilutive securities	—	177	303	—
Weighted average common shares outstanding - diluted	49,506	30,635	45,876	30,825

Basic earnings (loss) per share	$(1.16)	$0.22	$0.01	$(0.83)
Diluted earnings (loss) per share	$(1.16)	$0.22	$0.01	$(0.83)

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

19.    CORRECTION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with finalizing the third quarter 2022 financial reporting process, a prior period accounting error was identified in the Company’s previously reported unaudited interim condensed consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2021 (the “previously reported financial statements”). Based on management’s evaluation of the error in consideration of the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 108”) and interpretations therewith, the Company concluded the error is not material to the Company’s previously reported financial statements. However, the Company further concluded that the error could not be corrected as an out-of-period adjustment in the Company’s current period unaudited interim condensed consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2022, because to do so would cause a material misstatement in those financial statements. Accordingly, the Company referred to the guidance prescribed by SAB 108 which specifies that the error must be corrected the next time the previously reported financial statements are filed. Therefore, in conjunction with the Company’s filing of this Form 10-Q/A to amend management’s assessment of the Company’s internal controls over financial reporting and disclosure controls and procedures, the Company corrected the error in the accompanying unaudited interim condensed consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2021 as an immaterial revision of the previously reported financial statements and related notes thereto.

The following is a description of the accounting error and its impact on the Company’s previously reported financial statements:

In anticipation of the Company’s planned acquisition of Gamesys and to comply with the “certain funds” requirements under UK law, approximately $1.80 billion US dollars were converted into approximately £1.31 billion GB pound sterling (“GB sterling”) in August 2021 and held as restricted cash for use in the acquisition. The GB sterling spot rate declined as compared to the corresponding rate on the date of conversion, which resulted in a foreign exchange loss of approximately $42.9 million as of September 30, 2021. The Company recognized the loss as an unrealized loss – foreign currency translation adjustment – in the Company’s previously reported unaudited interim condensed consolidated statement of comprehensive income (loss) for the three- and nine-month periods ended September 30, 2021. However, as prescribed by ASC 830, Foreign Currency Matters, (“ASC 830”), since the Company’s functional currency is the US dollar, the $42.9 million should have been recognized as a loss on foreign currency translation in the Company’s previously reported unaudited interim condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 2021. As a result, other expenses and net (loss) for the three month period ended September 30, 2021 were understated by $42.9 million and other expenses and net income for the nine month period ended September 30, 2021 was understated and overstated by $42.9 million in the Company’s previously reported unaudited interim condensed consolidated statement of operations. Similarly, foreign currency translation adjustment and total other comprehensive loss were overstated by $42.9 million, respectively, in the Company’s previously reported unaudited interim condensed consolidated statement of comprehensive loss for the three and nine month periods ended September 30, 2021 and accumulated other comprehensive loss and retained deficit were overstated and understated, respectively, by $42.9 million in the Company’s previously reported unaudited interim condensed consolidated statement of stockholders’ equity for the three- and nine-month periods ended September 30, 2021. Given the non-deductible nature of foreign currency translation gains and losses, the error had no impact on the Company’s previously reported income tax account balances.

The following tables present the impact of correcting the error on the Company’s previously reported unaudited interim condensed consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2021 (in thousands):

Consolidated Balance Sheet as of September 30, 2021	As Previously Issued	Adjustment	As Revised
Retained deficit	$(8,328)	$(42,898)	$(51,226)
Accumulated other comprehensive (loss) income	(47,334)	42,898	(4,436)

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Consolidated Statement of Operations for the Three Months Ended September 30, 2021	As Previously Issued	Adjustment	As Revised
Foreign exchange loss, net(1)	$2	$(42,898)	$(42,896)
Other, net(1)	(3,084)	—	(3,084)
Total other expense, net	(47,881)	(42,898)	(90,779)

Loss before provision for income taxes	$(20,147)	$(42,898)	$(63,045)
Net loss	(14,747)	(42,898)	(57,645)
Basic loss per share	(0.30)	(0.86)	(1.16)
Diluted loss per share	(0.30)	(0.86)	(1.16)
__________________________________
(1)    Foreign exchange loss, net was included in Other, net in the previously issued Form 10-Q for the period ended September 30, 2021.

Consolidated Statement of Operations for the Nine Months Ended September 30, 2021	As Previously Issued	Adjustment	As Revised
Foreign exchange loss, net(1)	$(455)	$(42,898)	$(43,353)
Other, net(1)	(6,450)	—	(6,450)
Total other expense, net	(77,499)	(42,898)	(120,397)

Income (loss) before provision for income taxes	$60,241	$(42,898)	$17,343
Net income (loss)	43,490	(42,898)	592
Basic income (loss) per share	0.95	(0.94)	0.01
Diluted income (loss) per share	0.95	(0.94)	0.01
__________________________________
(1)    Foreign exchange loss, net was included in Other, net in the previously issued Form 10-Q for the period ended September 30, 2021.

Consolidated Statement of Comprehensive (Loss) Income for the Three Months Ended September 30, 2021	As Previously Issued	Adjustment	As Revised
Net loss	$(14,747)	$(42,898)	$(57,645)
Foreign currency translation adjustment	(43,679)	42,898	(781)
Other comprehensive (loss) income	(43,638)	42,898	(740)

Consolidated Statement of Comprehensive (Loss) Income for the Nine Months Ended September 30, 2021	As Previously Issued	Adjustment	As Revised
Net income (loss)	$43,490	$(42,898)	$592
Foreign currency translation adjustment	(44,312)	42,898	(1,414)
Other comprehensive (loss) income	(44,190)	42,898	(1,292)

Consolidated Statement of Stockholders' Equity for the Three Months Ended September 30, 2021	As Previously Issued	Adjustment	As Revised
Retained deficit	$(8,328)	$(42,898)	$(51,226)
Net loss	(14,747)	(42,898)	(57,645)
Accumulated other comprehensive (loss) income	(47,334)	42,898	(4,436)
Other comprehensive (loss) income	(43,638)	42,898	(740)

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2021	As Previously Issued	Adjustment	As Revised
Net income (loss)	$43,490	$(42,898)	$592
Foreign exchange loss, net(1)	455	42,898	43,353
Other operating activities(1)	4,260	—	4,260
__________________________________
(1)    Foreign exchange loss, net was included in Other operating activities in the previously issued Form 10-Q for the period ended September 30, 2021

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

20.    SUBSEQUENT EVENTS

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

Introduction

As disclosed in Note 19 of the condensed consolidated financial statements, the Company’s condensed consolidated financial statements as of September 30, 2021 have been revised to give effect to the correction of an error related to the conversion of cash held in foreign currency to USD which was recorded as an unrealized loss within comprehensive income (loss) instead of within non-operating income (expense) within its consolidated statements of operations in accordance with ASC 830, Foreign Currency Matters, (“ASC 830”). As a result, the Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operation set forth below has been revised to give effect to the correction of the accounting error, which was not material to any period presented. In addition, the presentation of Adjusted EBITDA was updated to reflect the Company’s current presentation which was revised subsequent to the Original Filing. Otherwise, the information contained in this MD&A is as of the date of the Original Filing and does not reflect any information or events occurring after the date of the Original Filing.

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

We believe that Gamesys’ proven technology platform will foster our continued buildout of our interactive offerings in North America, including real-money gaming options in online sports betting and iGaming. Additionally, unifying Bally’s and Gamesys’ player databases and technologies provides us with one of the largest portfolios of omni-channel cross-selling opportunities, consisting of land-based gaming, online sports betting, iCasino, poker, bingo, daily fantasy sports and free-to-

play games. We believe that these offerings, coupled with our media partnership with Sinclair Broadcast Group, position the Company to capitalize on significant growth opportunities in the rapidly expanding U.S. online entertainment and sports betting markets.

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

Results of Operations

The following table presents, for the periods indicated, certain revenue and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Total revenue	$314.8	$116.6	$774.8	$254.7
Income (loss) from operations	27.7	23.4	137.7	(0.7)
Net (loss) income	(57.6)	6.7	0.6	(25.7)
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue	100.0%	100.0%	100.0%	100.0%
Gaming, racing, hotel, food and beverage, and other expenses	36.7%	31.4%	35.1%	37.4%
Advertising, general and administrative	45.4%	37.7%	41.9%	46.2%
Goodwill and asset impairment	—%	—%	0.6%	3.4%
Gain on sale-leaseback	—%	—%	(6.9)%	—%
Other operating costs and expenses	(0.2)%	2.3%	2.8%	2.3%
Depreciation and amortization	9.2%	8.5%	8.7%	11.0%
Total operating costs and expenses	91.2%	80.0%	82.2%	100.3%
Income (loss) from operations	8.8%	20.0%	17.8%	(0.3)%
Other income (expense)
Interest income	0.2%	—%	0.2%	0.1%
Interest expense	(10.1)%	(14.5)%	(9.6)%	(17.2)%
Change in value of naming rights liabilities	2.2%	—%	(0.2)%	—%
Gain (adjustment) on bargain purchases	(0.3)%	—%	3.0%	—%
Loss on extinguishment of debt	(6.2)%	—%	(2.5)%	—%
Foreign exchange loss, net	(13.6)%	—%	(5.6)%	—%
Other, net	(1.0)%	—%	(0.8)%	—%
Total other expense, net	(28.8)%	(14.5)%	(15.5)%	(17.0)%
(Loss) income before provision for income taxes	(20.0)%	5.6%	2.2%	(17.3)%
(Benefit) provision for income taxes	(1.7)%	(0.2)%	2.2%	(7.2)%
Net (loss) income	(18.3)%	5.8%	0.1%	(10.1)%
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

Total other income (expense), net

Total other expense, net for the three months ended September 30, 2021 increased $73.9 million to $90.8 million from $16.9 million the same period last year. This change was driven mainly by an increase in foreign currency losses of $42.9 million and a loss on extinguishment of debt of $19.4 million in connection with the redemption of $210 million of the 6.75% senior notes due 2027, coupled with a $14.9 million increase in interest expense. Refer to Note 11 “Long-Term Debt” for further information. Offsetting these increases was $7.0 million of income recorded to adjust the naming rights liability associated with our contracts with Sinclair Broadcast group to fair value as of September 30, 2021.

Total other expense, net for the nine months ended September 30, 2021 increased $77.0 million to $120.4 million compared to $43.4 million in the same period last year. This was due to an increase in interest expense of $30.8 million year-over-year due to the timing of borrowings and the increase in foreign currency losses of $43.4 million and loss on extinguishment of debt of $19.4 million, noted above, partially offset by a gain on bargain purchases of $23.1 million in connection with the acquisitions of Tropicana Evansville and Bally’s Lake Tahoe.

Provision (benefit) for income taxes

Benefit for income taxes for the three months ended September 30, 2021 was $5.4 million compared to $0.2 million for the three months ended September 30, 2020. The effective tax rate for the quarter was 8.6% compared to 3.8% for the three months ended September 30, 2020. Provision for income taxes for the nine months ended September 30, 2021 was $16.8 million compared to a benefit from income taxes of $18.4 million for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 was 96.6% compared to 41.8% for the nine months ended September 30, 2020. The increase in the year to date provision for income taxes in 2021 is mostly attributable to the increase in net income in the current year and the removal of the favorable carryback rate available during 2020 as a result of the CARES Act and 2021 discrete items related to the gain on sale leaseback in Delaware and foreign currency translation.

Net income (loss) and earnings (loss) per share

Net loss for the three months ended September 30, 2021 was $57.6 million, or ($1.16) per diluted share, a decrease of $64.4 million, or 957.4%, from net income of $6.7 million, or $0.22 per diluted share, in the same period last year. As a percentage of revenue, net income decreased from 5.8% for the three months ended September 30, 2020 to net loss of 18.3% for the three months ended September 30, 2021.

Net income for the nine months ended September 30, 2021 was $0.6 million, an increase of $26.3 million, or 102.3%, from a net loss of $25.7 million, or ($0.83) per diluted share, in the same period last year. As a percentage of revenue, net income increased to 0.1% for the nine months ended September 30, 2021 from a net loss of 10.1% for the nine months ended September 30, 2020.

These changes were impacted by the factors noted above.

Adjusted EBITDA by Segment

Consolidated Adjusted EBITDA was $77.8 million for the three months ended September 30, 2021, up $40.4 million, or 108.0%, from $37.4 million in the same period last year. Consolidated Adjusted EBITDA was $211.2 million for the nine months ended September 30, 2021, up $162.4 million, or 333.1%, from $48.8 million in the same period last year.

Adjusted EBITDA for the East segment for the third quarter of 2021 increased $31.3 million, or 143.2%, to $53.1 million and increased $86.4 million, or 262.8%, to $119.2 million for the nine months ended September 30, 2021, each compared to the same prior year periods. The third quarter and year to date increases year over year were driven by the inclusion of Bally’s Evansville, which was acquired in the second quarter of 2021, coupled with strong results at our Rhode Island and Dover Downs properties.

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

The following tables reconcile Adjusted EBITDA, a non-GAAP measure, to net income (loss), as derived from our financial statements (in thousands):

	Three Months Ended September 30, 2021
	East	West	Other	Total
Revenue	$176,975	$124,603	$13,201	$314,779

Net income (loss)	$25,386	$24,001	$(107,032)	$(57,645)
Interest expense, net of interest income	6	(1)	31,301	31,306
Provision (benefit) for income taxes	9,077	7,217	(21,694)	(5,400)
Depreciation and amortization	5,763	8,279	14,958	29,000
Non-operating (income) expense (1)	—	—	16,577	16,577
Foreign exchange loss, net	—	—	42,896	42,896
Acquisition, integration and restructuring	—	—	6,797	6,797
Strategic initiatives (2)	—	—	12,471	12,471
Share-based compensation	—	—	5,449	5,449
Other (3)	1,165	(5,853)	1,086	(3,602)
Allocation of corporate costs	11,686	8,165	(19,851)	—
Adjusted EBITDA	$53,083	$41,808	$(17,042)	$77,849
__________________________________
(1)    Non-operating (income) expense for the applicable periods include: (i) change in value of naming rights liabilities, (ii) gain (adjustment) on bargain purchases, (iii) loss on extinguishment of debt and (iv) other (income) expense, net.
(2)    Includes costs incurred related to the amended credit agreement and a lump sum one-time contribution of $12.5 million to support a referendum campaign to legalize sports betting in the State of California.
(3)    Other includes the following items: (i) professional fees and other costs incurred to establish the partnership with Sinclair and acquire Bally Interactive, (ii) storm related gains related to insurance recoveries received due to the effects of Hurricane Zeta on the Company’s Hard Rock Biloxi property, (iii) rebranding expenses in connection with Bally’s corporate name change, (iv) business interruption related recoveries, and (v) other individually de minimis expenses.

	Three Months Ended September 30, 2020
	East	West	Other	Total
Revenue	$59,065	$55,900	$1,659	$116,624

Net income (loss)	$10,702	$11,381	$(15,360)	$6,723
Interest expense, net of interest income	30	(12)	16,890	16,908
Provision (benefit) for income taxes	3,846	3,155	(7,249)	(248)
Depreciation and amortization	5,571	4,279	82	9,932
Acquisition, integration and restructuring	—	—	2,740	2,740
Strategic initiatives(1)	—	—	332	332
Share-based compensation	—	—	1,799	1,799
Other (2)	(909)	(154)	303	(760)
Allocation of corporate costs	2,591	2,453	(5,044)	—
Adjusted EBITDA	$21,831	$21,102	$(5,507)	$37,426
__________________________________
(1)    Strategic initiatives include costs incurred related to the amended credit agreement.
(2)    Other includes the following non-recurring items: (i) Employee Retention Credits related to COVID-19, (ii) non-routine legal expenses, (iii) storm related losses and (iv) other individually de minimis expenses.

	Nine Months Ended September 30, 2021
	East	West	Other	Total
Revenue	$408,458	$343,190	$23,130	$774,778

Net income (loss)	$90,353	$77,397	$(167,158)	$592
Interest expense, net of interest income	38	(14)	72,855	72,879
Provision (benefit) for income taxes	34,434	23,310	(40,993)	16,751
Depreciation and amortization	17,275	21,695	28,533	67,503
Non-operating (income) expense(1)	—	—	4,165	4,165
Foreign exchange loss, net	—	—	43,353	43,353
Acquisition, integration and restructuring	—	—	37,457	37,457
Strategic initiatives(2)	—	—	13,241	13,241
Share-based compensation	—	—	13,833	13,833
Gain on sale-leaseback	(53,425)	—	—	(53,425)
Other(3)	4,012	(15,329)	6,174	(5,143)
Allocated corporate costs	26,544	22,365	(48,909)	—
Adjusted EBITDA	$119,231	$129,424	$(37,449)	$211,206
__________________________________
(1)    Non-operating (income) expense for the applicable periods include: (i) change in value of naming rights liabilities, (ii) gain (adjustment) on bargain purchases, (iii) loss on extinguishment of debt and (iv) other (income) expense, net.
(2)    Includes costs incurred related to the amended credit agreement and a lump sum one-time contribution of $12.5 million to support a referendum campaign to legalize sports betting in the State of California.
(3)    Other includes the following items: (i) asset impairment charges related to the Dover Downs and Bally’s Black Hawk trade names in connection with Bally's rebranding, (ii) professional fees and other costs incurred to establish the partnership with Sinclair and acquire Bally Interactive, (iii) storm related gains related to insurance recoveries received due to the effects of Hurricane Zeta on the Company’s Hard Rock Biloxi property, (iv) rebranding expenses in connection with Bally’s corporate name change, (v) business interruption related recoveries, and (vi) other individually de minimis expenses.

	Nine Months Ended September 30, 2020
	East	West	Other	Total
Revenue	$146,848	$104,039	$3,809	$254,696

Net income (loss)	$6,602	$7,710	$(40,022)	$(25,710)
Interest expense, net of interest income	51	(25)	43,365	43,391
Provision (benefit) for income taxes	2,443	610	(21,483)	(18,430)
Depreciation and amortization	18,022	9,805	227	28,054
Acquisition, integration and restructuring	20	—	6,964	6,984
Strategic initiatives(1)	—	—	706	706
Share-based compensation	—	—	9,468	9,468
Other(2)	(2,958)	7,614	(355)	4,301
Allocated corporate costs	8,683	5,794	(14,477)	—
Adjusted EBITDA	$32,863	$31,508	$(15,607)	$48,764
__________________________________
(1)    Strategic initiatives include costs incurred related to the amended credit agreement.
(2)    Other includes the following non-recurring items: (i) Goodwill and asset impairments, (ii) Employee Retention Credits related to COVID-19, (iii) non-routine legal expenses, (iv) storm related losses and (v) other individually de minimis expenses.

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

Foreign Currency Risk

We are exposed to fluctuations in currency exchange rates as a result of our net investments in countries other than the US. Foreign currency transaction losses for the three and nine months ended September 30, 2021 were $42.9 million and $43.4 million, respectively. Movements in currency exchange rates could impact the translation of assets and liabilities of these foreign operations which are translated at the exchange rate in effect on the balance sheet date. We have not historically used operational hedges or forward currency exchange rate contracts to manage the impact of currency exchange rate fluctuations on earnings and cash flows.

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

ITEM 4.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures for the reporting period ended September 30, 2021 as such terms is defined in Rule 13a-15(f) under the Exchange Act. Our chief executive officer and chief financial officer previously evaluated and concluded that our disclosure controls and procedures were effective as of September 30, 2021. As a result of the material weaknesses in our internal control over financial reporting, as explained below, our chief executive officer and chief financial officer, have updated their evaluation and now conclude the Company’s disclosure controls and procedures were not effective as of September 30, 2021 due to material weaknesses in the Company’s internal control over financial reporting described below.

The Company did not appropriately design a control to monitor the functional currency assessment of its subsidiaries in accordance with ASC Topic 830, Foreign Currency Matters, specifically with regard to foreign currency held by a newly formed subsidiary to effectuate a large international acquisition. The Company did not record the foreign currency transaction loss through earnings as required by ASC Topic 830 and did not reassess this conclusion upon review of the accumulated other comprehensive loss account each subsequent period. This design deficiency contributed to the potential for there to have been material errors in the Company’s financial statements and therefore resulted in the following material weaknesses:

•Risk Assessment— control deficiencies constituting a material weakness, either individually or in the aggregate, relating to identifying and assessing changes in the business that could impact the system of internal controls; and

•Control Activities— control deficiencies constituting a material weakness, either individually or in the aggregate, relating to: (i) designing controls that would address relevant risks identified through the assessment of changes in the business and (ii) operation at a level of precision to identify all potentially material errors.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to satisfactorily address the deficiencies underlying this material weaknesses in a timely fashion, or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, then our consolidated financial statements may contain material misstatements and we could be required to restate future financial results and the price of our common stock could be adversely impacted.

As of September 30, 2021 the material weaknesses described above have not yet been remediated.

Management is in the process of developing a remediation plan. The material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. The Company will monitor the effectiveness of its remediation plan and will make changes management determines to be appropriate.

In response to the material weaknesses in the Company’s internal control over financial reporting, management is enhancing its risk assessment to identify changes in our business that could impact the system of internal controls and are in the process of designing control activities related to the monitoring of foreign currency and the application of ASC 830. The Company will continue to work towards full remediation of the material weaknesses to improve its internal control over financial reporting.

Changes in Internal Control over Financial Reporting

The Company completed its acquisitions of SportCaller on February 5, 2021, Monkey Knife Fight on March 23, 2021, Bally Interactive, formerly Bet.Works, on March 23, 2021, Bally’s Lake Tahoe on April 6, 2021, Bally’s Evansville on June 3, 2021, Bally’s Quad Cities on June 14, 2021, AVP on July 12, 2021, and Telescope on August 12, 2021. See Note 5 “Acquisitions” included in Part I. Item 1 of this Quarterly Report on Form 10-Q for a discussion of the acquisitions and related financial data. The Company is currently in the process of integrating the acquired companies’ internal controls over financial reporting. Except for the inclusion of the acquired companies, and the material weaknesses described above, there has been no change in our internal control over financial reporting that occurred during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.    RISK FACTORS

Our management identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements.

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As disclosed in this report, the Company did not appropriately design a control to monitor the functional currency assessment of its subsidiaries in accordance with ASC Topic 830, Foreign Currency Matters, specifically with regard to foreign currency held by a newly formed subsidiary to effectuate a large international acquisition. This error related to the current financial reporting period and indicated that certain deficiencies existed in our internal control over financial reporting. As a result of the accounting error, the Company has re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in the Company’s internal control over financial reporting as of September 30, 2021. The material weaknesses are: (1) risk assessment –control deficiencies constituting a material weakness, either individually or in the aggregate, relating to identifying and assessing changes in the business that could impact the system of internal controls and (2) control activities – control deficiencies constituting a material weakness, either individually or in the aggregate, relating to: (i) designing controls that would address relevant risks identified through the assessment of changes in the business and (ii) operation at a level of precision to identify all potentially material errors. For further discussion regarding the accounting error and the correction of such error in the Company’s condensed consolidated financial statements, see Note 19 “Correction of Unaudited Interim Condensed Consolidated Financial Statements” included in Part I Item 1 of this Form 10Q/A.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If not remediated, the material weaknesses identified above could result in material misstatements in our consolidated financial statements.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
3.1	Fifth amended and restated certificate of incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38850) filed on November 9, 2021)
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

______________________________________________
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 9, 2022.

BALLY’S CORPORATION

By:	/s/ ROBERT M. LAVAN
Robert M. Lavan
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ LEE D. FENTON
Lee D. Fenton
Chief Executive Officer
(Principal Executive Officer)