Form 10-K/A
period 2021-12-31
Bally's Corp
filed 2022-11-09
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Bally’s Corporation (“the Company” or “Bally’s”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2022 (the “Form 10-K” or the “Original Filing”). This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) is being filed to amend the following information in the Company’s Form 10-K:

•Part I, Item 1A, “Risk Factors”;
•Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
•Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”
•Part II, Item 8, “Financial Statements and Supplementary Data”;
•Part II, Item 9A, “Controls and Procedures”; and
•Part IV, Item 15, “Exhibits and Financial Statement Schedules”

The other Items of the Original Filing have not been amended and, accordingly, have not been repeated in this Form 10-K/A.

The only changes to the Original Filing are those related to the matters described below and only in the items listed above. Except as described above, no changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update any of the other financial information or other information contained in the Original Filing. In addition, in accordance with SEC rules, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. Otherwise, the information contained in this Form 10-K/A is as of the date of the Original Filing and does not reflect any information or events occurring after the date of the Original Filing.

Background of Correction

In connection with finalizing closing procedures with respect to the Company’s third quarter ended September 30, 2022, management concluded that the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2021 contained an error related to the Company’s application of generally accepted accounting principles in the United States of America.

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

Management evaluated the quantitative and qualitative impact of this accounting error on the Company's previously reported financial statements and concluded the error was not material. However, the Company further concluded that the error could not be corrected as an out-of-period adjustment in the Company’s unaudited interim condensed consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2022, because to do so would cause a material misstatement in those financial statements. Accordingly, the Company referred to the guidance prescribed by the SEC’s Staff Accounting Bulletin Nos. 99 and 108, Materiality which specifies that the error must be corrected the next time the previously reported financial statements are filed. Therefore, in conjunction with the Company’s filing of this Form 10-K/A to amend management's assessment of the Company's internal controls over financial reporting, as further described below, the Company corrected the error in the consolidated financial statements as of and for the year ended December 31, 2021 included in this filing as an immaterial revision of the previously reported financial statements and related notes thereto.

In addition, the Company re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified control deficiencies associated with the accounting error, which the Company has concluded represents material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021. Further, included in this Form 10-K/A, the Company’s independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), is amending its Opinion on Internal Control over Financial Reporting to reflect the identification of material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021.

As a result of the determination to file this Form 10-K/A, for the reasons outlined in the preceding paragraph, on November 8, 2022, the Audit Committee of the Board of Directors of the Company, after discussion with management of the Company and Deloitte, determined that the Company will revise its (i) consolidated financial statements for the fiscal year ended December 31, 2021 and (ii) unaudited interim condensed consolidated financial statements for the fiscal quarters ended September 30, 2021, March 31, 2022 and June 30, 2022 to correct the accounting error for all periods presented and disclose the existence of the related material weaknesses. The correction of this accounting error does not impact the Company’s previously reported revenue, operating income or Adjusted EBITDA during any financial statement period.

For a more detailed description refer Note 22 “Correction of Consolidated Financial Statements” to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

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
ITEM 1A.    RISK FACTORS

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

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As disclosed in this report, the Company did not appropriately design a control to monitor the functional currency assessment of its subsidiaries in accordance with ASC Topic 830, Foreign Currency Matters, specifically with regard to foreign currency held by a newly formed subsidiary to effectuate a large international acquisition. This error related to the current financial reporting period and indicated that certain deficiencies existed in our internal control over financial reporting. As a result of the accounting error, the Company has re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021. The material weaknesses are: (1) risk assessment – control deficiencies constituting a material weakness, either individually or in the aggregate, relating to identifying and assessing changes in the business that could impact the system of internal controls and (2) control activities – control deficiencies constituting a material weakness, either individually or in the aggregate, relating to: (i) designing controls that would address relevant risks identified through the assessment of changes in the business and (ii) operation at a level of precision to identify all potentially material errors. For further discussion regarding the accounting error and the correction of such error in the Company’s consolidated financial statements, see Note 22 Correction of Consolidated Financial Statements included in Part II-Item 8 of this Form 10-K/A.

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

PART II

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

Introduction

As disclosed in Note 22 “Correction of Consolidated Financial Statements” of the consolidated financial statements, the Company’s consolidated financial statements as of December 31, 2021 have been revised to give effect to the correction of an error related to foreign exchange loss in accordance with ASC 830, Foreign Currency Matters, (“ASC 830”). As a result, the Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operation set forth below has been revised to give effect to the correction of the accounting error, which was not material to any period presented. In addition, the presentation of Adjusted EBITDA was updated to reflect the Company’s current presentation which was revised subsequent to the Original Filing. Otherwise, the information contained in this MD&A is as of the date of the Original Filing and does not reflect any information or events occurring after the date of the Original Filing.

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

Results of Operations
The following table presents, for the periods indicated, certain revenue and income items:

	Years Ended December 31,
(In millions)	2021	2020	2019
Total revenue	$1,322.4	$372.8	$523.6
Income (loss) from operations	93.4	(18.4)	114.6
Net (loss) income	(114.7)	(5.5)	55.1

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Years Ended December 31,
	2021	2020	2019
Total revenue	100.0%	100.0%	100.0%
Gaming, hotel, food and beverage, retail, entertainment and other expenses	40.5%	37.2%	35.4%
Advertising, general and administrative	38.7%	47.5%	34.5%
Goodwill and asset impairment	0.4%	2.3%	—%
Gain on sale-leaseback	(4.0)%	—%	—%
Contract termination	2.3%	—%	—%
Other operating costs and expenses	4.3%	7.8%	2.1%
Depreciation and amortization	10.9%	10.2%	6.2%
Total operating costs and expenses	92.9%	104.9%	78.1%
Income (loss) from operations	7.1%	(4.9)%	21.9%
Other income (expense):
Interest income	0.2%	0.2%	0.4%
Interest expense, net of amounts capitalized	(9.1)%	(17.0)%	(7.6)%
Change in value of naming rights liabilities	1.3%	(15.5)%	—%
Gain on bargain purchases	1.7%	17.1%	—%
Loss on extinguishment of debt	(7.8)%	—%	(0.3)%
Foreign exchange loss, net	(2.5)%	—%	—%
Other, net	0.2%	—%	—%
Total other expense, net	(16.1)%	(15.1)%	(7.5)%
(Loss) income before provision for income taxes	(9.0)%	(20.1)%	14.4%
(Benefit) provision for income taxes	(0.3)%	(18.6)%	3.8%
Net (loss) income	(8.7)%	(1.5)%	10.5%
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

Other income (expense)

Total other expense increased $156.0 million, or 276.5%, to $212.5 million for the year ended December 31, 2021 from $56.4 million in 2020. This increase was driven by a loss on extinguishment of debt of $103.0 million in connection with the termination of our obligations under our prior revolving credit facility and prior term loan facility and the redemption of our 6.75% senior notes due 2027 in connection with our credit facility entered into on October 1, 2021, a $33.5 million increase due to foreign currency losses and a $56.9 million increase in interest expense year-over-year due to higher borrowings and interest rates. Refer to Note 12 “Long-Term Debt” for further information. Offsetting these increases was $17.0 million of income recorded to adjust the naming rights liability associated with our contracts with Sinclair to fair value and a gain on bargain purchases of $22.8 million in connection with the acquisitions of Bally’s Evansville and Bally’s Lake Tahoe.

(Benefit) provision for income taxes

Benefit for income taxes for the years ended December 31, 2021 and 2020 was $4.4 million and $69.3 million, respectively. The effective tax rate for the year ended December 31, 2021 was 3.7% compared to 92.7% in 2020. The decrease in the effective tax rate was due to an increase in state tax expense and an increase in nondeductible costs related to the acquisition of Gamesys during 2021, as well as a lower bargain purchase gain in 2021 as compared to 2020. Further, the 2020 provision included a significant rate benefit as a result of the CARES Act, and we had a lesser benefit in the 2021 provision. In addition, Gamesys entities are taxed at lower rates versus the US federal tax rate, which impacted 2021 beneficially due to the rate differential. This benefit was offset by amounts related to share-based compensation, loss on derivative instruments and other permanent amounts.

Net loss and loss per share

Net loss for the year ended December 31, 2021 was $114.7 million compared to net loss of $5.5 million in 2020. As a percentage of revenue, net loss increased from 1.5% for the year ended December 31, 2020 to a net loss of 8.7% for the year ended December 31, 2021. Diluted loss per share for the year ended December 31, 2021 and December 31, 2020 was $2.31 and $0.18, respectively, and was impacted by the factors noted above.

Adjusted EBITDA by Segment

Consolidated Adjusted EBITDA was $329.9 million for the year ended December 31, 2021, an increase of $260.6 million, or 376.4%, from $69.3 million in 2020.

Adjusted EBITDA for the Casinos & Resorts segment for the year ended December 31, 2021 increased $227.8 million, or 253.3%, to $317.7 million from $89.9 million in 2020. This increase was driven by strong results across our portfolio due to higher visitation to our properties, particularly at Bally’s Twin River property, Hard Rock Biloxi and Bally’s Dover properties, a full year of 2021 results from properties which were acquired in 2020, including Bally’s Shreveport and Bally’s Kansas City, and the inclusion of Bally’s Evansville, which was acquired during the second quarter of 2021.

Adjusted EBITDA for the North America Interactive segment was $(12.4) million for the year ended December 31, 2021.

Adjusted EBITDA for our International Interactive segment was $69.9 million for the year ended December 31, 2021, directly attributable to our acquisition of Gamesys on October 1, 2021.

Year Ended December 31. 2021 (in thousands)	Casinos & Resorts	North America Interactive	International Interactive	Other	Total
Net income (loss)	$186,287	$(36,879)	$24,337	$(288,442)	$(114,697)
Interest expense, net of interest income	37	(15)	(27)	117,929	117,924
Provision (benefit) for income taxes	72,128	(8,281)	(4,261)	(63,963)	(4,377)
Depreciation and amortization	54,120	18,096	46,341	26,229	144,786
Non-operating (income) expense(1)	—	—	(3)	61,074	61,071
Foreign exchange loss, net	—	355	643	32,463	33,461
Acquisition, integration and restructuring	—	182	1,444	69,662	71,288
Strategic initiatives(2)	—	12,500	—	755	13,255
Share-based compensation	—	—	—	20,143	20,143
Gain on sale-leaseback	(53,425)	—	—	—	(53,425)
Contract termination	—	—	—	30,000	30,000
Other, net(3)	(11,659)	—	1,470	20,662	10,473
Allocation of corporate costs	70,217	1,629	—	(71,846)	—
Adjusted EBITDA	$317,705	$(12,413)	$69,944	$(45,334)	$329,902
_________________________________
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
(2)    Other includes the following items: (i) asset impairment charges related to the Dover Downs and Bally’s Black Hawk tradenames in connection with Bally's rebranding, (ii) professional fees and other costs incurred to establish the partnership with Sinclair and acquire Bally Interactive, (iii) storm related gains related to insurance recoveries received due to the effects of Hurricane Zeta on the Company’s Hard Rock Biloxi property, (iv) rebranding expenses of in connection with Bally’s corporate name change, (v) business interruption related recoveries, and (vi) other individually de minimis expenses.

Year Ended December 31, 2020 (in thousands)	Casinos & Resorts	Other	Total
Net income (loss)	$28,555	$(34,042)	$(5,487)
Interest expense, net of interest income	34	62,602	62,636
Benefit for income taxes	(16,018)	(53,306)	(69,324)
Depreciation and amortization	37,786	56	37,842
Non-operating (income)(1)	—	(6,211)	(6,211)
Acquisition, integration and restructuring	20	13,237	13,257
Strategic initiatives(2)	—	793	793
Share-based compensation	—	17,706	17,706
Other, net(3)	19,021	(978)	18,043
Allocation of corporate costs	20,515	(20,515)	—
Adjusted EBITDA	$89,913	$(20,658)	$69,255
__________________________________
(1)    Non-operating income (expense) includes: (i) change in value of naming rights liabilities and (ii) gain on bargain purchase.
(2)    Strategic initiatives include costs incurred related to the amended credit agreement.
(3)    Other includes the following non-recurring items: (i) Goodwill and asset impairments, (ii) rebranding (iii) Employee Retention Credits related to COVID-19, (iv) non-routine legal expenses, (v) storm related losses and (vi) other individually de minimis expenses.

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
(2)    Other includes the following non-recurring items: (i) Credit Agreement amendment related expenses, (ii) non-routine legal expenses and (iii) net gains from insurance recoveries, and (vi) pension payment for out-of-period unpaid contributions.

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

Foreign Currency Risk

We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the US. A vast majority of our revenues are from the UK market and are conducted in GBP and are therefore susceptible to any movements in exchange rates between the GBP and USD. Foreign currency transaction losses, net of gains for the year ended December 31, 2021 was $33.5 million. Movements in currency exchange rates could impact the translation of assets and liabilities of these foreign operations which are translated at the exchange rate in effect on the balance sheet date. We have not historically used operational hedges or forward currency exchange rate contracts to manage the impact of currency exchange rate fluctuations on earnings and cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bally’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bally’s Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022 (November 9, 2022 as to the effects of the material weaknesses described therein), expressed an adverse opinion on the Company's internal control over financial reporting because of the material weaknesses.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ Deloitte & Touche LLP
Stamford, Connecticut
March 1, 2022 (November 9, 2022, as to Note 22 to the financial statements)
We have served as the Company’s auditor since 2015.

BALLY’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$206,193	$123,445
Restricted cash	68,647	3,110
Accounts receivable, net	48,178	14,798
Inventory	11,489	9,296
Tax receivable	128,217	84,483
Prepaid expenses and other current assets	104,463	53,823
Total current assets	567,187	288,955
Property and equipment, net	838,651	749,029
Right of use assets, net	507,843	36,112
Goodwill	2,122,653	186,979
Intangible assets, net	2,477,952	663,395
Deferred tax asset	11,922	—
Other assets	27,009	5,385
Total assets	$6,553,217	$1,929,855
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$19,450	$5,750
Current portion of lease liabilities	24,506	1,520
Accounts payable	87,540	15,869
Accrued income taxes	37,208	—
Accrued liabilities	401,428	120,055
Total current liabilities	570,132	143,194
Long-term debt, net	3,426,777	1,094,105
Long-term portion of lease liabilities	506,475	62,025
Pension benefit obligations	4,647	9,215
Deferred tax liability	214,467	36,983
Naming rights liabilities	168,929	243,965
Contingent consideration payable	34,931	—
Other long-term liabilities	11,057	13,770
Total liabilities	4,937,415	1,603,257
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock ($0.01 par value; 200,000,000 shares authorized; 53,050,055 and 30,685,938 shares issued; 52,254,477 and 30,685,938 shares outstanding	530	307
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,849,068	294,643
Treasury Stock, at cost, 795,578 and 0 shares as of December 31, 2021 and 2020, respectively	(29,166)	—
Retained (deficit) earnings	(181,581)	34,792
Accumulated other comprehensive loss	(26,809)	(3,144)
Total Bally’s Corporation stockholders’ equity	1,612,042	326,598
Non-controlling interest	3,760	—
Total stockholders’ equity	1,615,802	326,598
Total liabilities and stockholders’ equity	$6,553,217	$1,929,855
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenue:
Gaming	$1,053,492	$298,070	$381,062
Hotel	95,356	24,742	38,988
Food and beverage	92,906	32,132	69,904
Retail, entertainment and other	80,689	17,848	33,623
Total revenue	1,322,443	372,792	523,577

Operating (income) costs and expenses:
Gaming	407,032	95,901	103,557
Hotel	30,511	10,144	14,841
Food and beverage	70,417	29,367	58,447
Retail, entertainment and other	27,119	3,257	8,327
Advertising, general and administrative	511,669	176,943	180,400
Goodwill and asset impairment	4,675	8,659	—
Expansion and pre-opening	1,772	921	—
Acquisition, integration and restructuring	71,288	13,257	12,168
Gain from insurance recoveries, net of losses	(19,313)	14,095	(1,181)
Rebranding	2,530	792	—
Gain on sale-leaseback	(53,425)	—	—
Contract termination	30,000	—	—
Depreciation and amortization	144,786	37,842	32,392
Total operating costs and expenses	1,229,061	391,178	408,951
Income (loss) from operations	93,382	(18,386)	114,626

Other income (expense):
Interest income	2,250	612	1,904
Interest expense, net of amounts capitalized	(120,174)	(63,248)	(39,830)
Change in value of naming rights liabilities	17,029	(57,660)	—
Gain on bargain purchases	22,841	63,871	—
Loss on extinguishment of debt	(103,007)	—	(1,703)
Foreign exchange loss, net	(33,461)	—	—
Other, net	2,066	—	183
Total other expense, net	(212,456)	(56,425)	(39,446)

(Loss) income before provision for income taxes	(119,074)	(74,811)	75,180
(Benefit) provision for income taxes	(4,377)	(69,324)	20,050
Net (loss) income	$(114,697)	$(5,487)	$55,130

Basic (loss) income per share	$(2.31)	$(0.18)	$1.46
Weighted average common shares outstanding - basic	49,643,991	31,315,151	37,705,179
Diluted (loss) income per share	$(2.31)	$(0.18)	$1.46
Weighted average common shares outstanding - diluted	49,643,991	31,315,151	37,819,617
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Years Ended December 31,
	2021	2020	2019

Net (loss) income	$(114,697)	$(5,487)	$55,130
Other comprehensive loss (income):
Foreign currency translation adjustments	(25,833)	—	—
Defined benefit pension plan:
Gains (losses) arising during the period	3,040	(1,844)	(2,740)
Reclassification adjustments	104	—	—
Tax effect	(976)	588	852
Net of tax amount	2,168	(1,256)	(1,888)
Other comprehensive loss	(23,665)	(1,256)	(1,888)
Total comprehensive (loss) income	$(138,362)	$(6,743)	$53,242

The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2018	37,989,376	$380	$125,629	$(30,233)	$202,884	$—	$—	$298,660
Release of restricted stock, net	226,817	2	(428)	—	—	—	—	(426)
Dividends and dividend equivalents - $0.20 per share	—	—	—	—	(7,596)	—	—	(7,596)
Share-based compensation	—	—	3,826	—	—	—	—	3,826
Retirement of treasury shares	—	—	(30,233)	30,233	—	—	—	—
Stock issued for purchase of Bally’s Dover	2,976,825	30	86,750	—	—	—	—	86,780
Share repurchases (including tender offer)	(9,079,690)	—	—	(223,075)	—	—	—	(223,075)
Other comprehensive income	—	—	—	—	—	(1,888)	—	(1,888)
Net income	—	—	—	—	55,130	—	—	55,130
Balance as of December 31, 2019	32,113,328	412	185,544	(223,075)	250,418	(1,888)	—	211,411
Release of restricted stock and other stock awards, net	365,439	4	(9,766)	—	—	—	—	(9,762)
Dividends and dividend equivalents - $0.10 per share	—	—	—	—	(3,174)	—	—	(3,174)
Share-based compensation	—	—	17,706	—	—	—	—	17,706
Retirement of treasury shares	—	(109)	(49,351)	256,367	(206,907)	—	—	—
Share repurchases	(1,812,393)	—	—	(33,292)	—	—	—	(33,292)
Stock options exercised	19,564	—	84	—	—	—	—	84
Issuance of penny warrants for naming rights	—	—	150,426	—	—	—	—	150,426
Adoption of ASU 2016-13	—	—	—	—	(58)	—	—	(58)
Other comprehensive loss	—	—	—	—	—	(1,256)	—	(1,256)
Net loss	—	—	—	—	(5,487)	—	—	(5,487)
Balance as of December 31, 2020	30,685,938	307	294,643	—	34,792	(3,144)	—	326,598
Release of restricted stock and other stock awards, net	121,379	1	(3,260)	(116)	—	—	—	(3,375)
Share-based compensation	—	—	20,143	—	—	—	—	20,143
Retirement of treasury shares	—	(35)	(71,574)	173,285	(101,676)	—	—	—
Share repurchases	(2,188,532)	—	—	(87,024)	—	—	—	(87,024)
Stock options exercised	70,000	—	301	—	—	—	—	301
Reclassification of Sinclair options	—	—	59,724	—	—	—	—	59,724
Penny warrants exercised	932,949	9	—	(9)	—	—	—	—
Sinclair shares exchanged for penny warrants	(2,086,908)	—	114,717	(114,717)	—	—	—	—
Sinclair issuance of penny warrants	—	—	50,000	—	—	—	—	50,000
Issuance of MKF penny warrants	—	—	64,694	—	—	—	—	64,694
Shares issued for purchase of SportCaller	221,391	2	11,774	—	—	—	—	11,776
Bally’s Interactive equity issuance	2,074,723	21	121,479	(585)	—	—	—	120,915
Common stock offering	12,650,000	127	667,746	—	—	—	—	667,873
Shares issued for purchase of Gamesys	9,773,537	98	518,681	—	—	—	—	518,779
Acquired non-controlling interest	—	—	—	—	—	—	3,760	3,760
Other comprehensive loss	—	—	—	—	—	(23,665)	—	(23,665)
Net loss	—	—	—	—	(114,697)	—	—	(114,697)
Balance as of December 31, 2021	52,254,477	$530	$1,849,068	$(29,166)	$(181,581)	$(26,809)	$3,760	$1,615,802
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(114,697)	$(5,487)	$55,130
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	144,786	37,842	32,392
Non-cash lease expense	14,924	804	1,215
Share-based compensation	20,143	17,706	3,826
Goodwill and asset impairment	4,675	8,659	—
Amortization of debt issuance costs and debt discounts	7,557	4,636	2,684
Loss on extinguishment of debt	103,007	—	1,703
Gain from insurance recoveries	(18,660)	—	—
Storm related losses	—	14,408	—
Gain on sale-leaseback	(53,425)	—	—
Contract termination	30,000	—	—
Deferred income taxes	(5,217)	1,191	8,995
Loss on assets and liabilities measured at fair value	21,440	—	—
Change in value of naming rights liabilities	(17,029)	57,660	—
Change in contingent consideration payable	(23,503)	—	—
Gain on bargain purchases	(22,841)	(63,871)	—
Foreign exchange loss	33,461	—	—
Other operating activities	19,712	982	298
Change in current operating assets and liabilities	(61,579)	(55,028)	(12,143)
Net cash provided by operating activities	82,754	19,502	94,100
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(2,274,221)	(425,063)	(9,606)
Proceeds from sale-leaseback	144,000	—	—
Deposit for acquisition of Bally’s Quad Cities Casino & Hotel	—	(4,000)	—
Foreign exchange forward contract premiums	(22,592)	—	—
Capital expenditures	(97,525)	(15,283)	(28,237)
Insurance proceeds from hurricane damage	18,660	—	—
Cash paid for internally developed software	(15,891)	—	—
Acquisition of gaming licenses	(30,159)	—	—
Other intangible asset acquisitions	(19,157)	—	—
Other investing activities	(19)	(500)	(1,082)
Net cash used in investing activities	(2,296,904)	(444,846)	(38,925)
Cash flows from financing activities:
Issuance of long-term debt	3,787,553	668,680	708,215
Repayments of long-term debt	(1,877,575)	(254,375)	(423,939)
Payment of financing fees	(65,297)	(1,734)	(4,340)
Payment of redemption premium on debt extinguishment	(67,857)	—	—
Share repurchases	(87,024)	(33,292)	(223,075)
Issuance of common stock, net	667,872	—	—
Issuance of Sinclair penny warrants	50,000	—	—
Payment of shareholder dividends	—	(3,204)	(7,539)
Other financing activities	(3,074)	(9,678)	(426)
Net cash provided by financing activities	2,404,598	366,397	48,896
Effect of foreign currency on cash and cash equivalents	(42,163)	—	—
Net change in cash and cash equivalents and restricted cash	148,285	(58,947)	104,071
Cash and cash equivalents and restricted cash, beginning of period	126,555	185,502	81,431
Cash and cash equivalents and restricted cash, end of period	$274,840	$126,555	$185,502

Supplemental disclosure of cash flow information:
Cash paid for interest	$65,927	$57,234	$35,040
Cash paid for income taxes, net of refunds	42,291	3,835	16,519

Non-cash investing and financing activities:
Unpaid property and equipment	$31,123	$3,575	$419
Unpaid trade name	—	20,000	—
Unpaid Naming Rights	—	332,313	—
Deposit applied to fixed asset purchases	—	—	981
Termination of operating leases via purchase of underlying assets	—	—	1,665
Stock issued for acquisition of Bally’s Dover Casino Resort	—	—	86,780
Stock and equity instruments issued for acquisitions of SportCaller, Monkey Knife Fight, Bally’s Interactive and Gamesys	716,162	—	—
Acquisitions in exchange for contingent liability	58,685	—	—
Deferred purchase price payable	14,071	—	—
Deposit applied to acquisition purchase price	4,000	—	—
Non-controlling interest	3,760	—	—
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

	Weighted average remaining life (in years)	December 31, 2020
(in thousands, except years)		Gross amount	Accumulated amortization	Net Amount
Amortizable intangible assets:
Naming rights - Sinclair(2)	10.0	$338,241	$—	$338,241
Rhode Island contract for VLTs	0.0	29,300	(29,300)	—
Trade names	8.6	21,600	(16,475)	5,125
Hard Rock license	26.5	8,000	(1,576)	6,424
Customer relationships	5.8	10,515	(5,483)	5,032
Other	3.7	1,950	(750)	1,200
Total amortizable intangible assets		409,606	(53,584)	356,022

Intangible assets not subject to amortization:
Rhode Island VLT license	Indefinite	287,108	—	287,108
Bally’s trade name	Indefinite	19,052	—	19,052
Novelty game licenses	Indefinite	1,213	—	1,213
Total unamortizable intangible assets		307,373	—	307,373
Total intangible assets, net		$716,979	$(53,584)	$663,395
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

17.    INCOME TAXES

The components of income (loss) before taxes are as follows:

	Years Ended December 31,
	2021	2020	2019
Domestic	$(126,347)	$(74,811)	$75,180
Foreign	7,273	—	—
Total	$(119,074)	$(74,811)	$75,180

The components of the provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Current taxes
Federal	$(10,284)	$(72,517)	$9,022
State	4,676	2,002	2,033
Foreign	6,448	—	—
	840	(70,515)	11,055
Deferred taxes
Federal	294	9,871	7,363
State	4,770	(8,680)	1,632
Foreign	(10,281)	—	—
	(5,217)	1,191	8,995
(Benefit) Provision for income taxes	$(4,377)	$(69,324)	$20,050

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The effective rate varies from the statutory US federal tax rate as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Income tax (benefit) expense at statutory federal rate	$(15,997)	$(15,710)	$15,789
State income taxes, net of federal effect	7,462	(5,276)	2,883
Foreign tax rate adjustment	(7,165)	—	—
Nondeductible professional fees	10,421	(665)	1,255
Other permanent differences including lobbying expense	4,696	279	424
Share-based compensation	2,227	(922)	(261)
Gain on bargain purchases	(4,796)	(13,413)	—
CARES Act	(5,320)	(33,347)	—
Return to provision adjustments	(595)	(270)	(245)
Global intangible low-tax income (“GILTI”)	327	—	—
Loss on derivative instruments	4,363	—	—
Change in uncertain tax positions	—	—	205
Total (benefit) provision for income taxes	$(4,377)	$(69,324)	$20,050
Effective income tax rate on continuing operations	3.7%	92.7%	26.7%

Benefit for income taxes for the years ended December 31, 2021 and 2020 was $4.4 million and $69.3 million, respectively. The effective tax rate for the year ended December 31, 2021 was 3.7% compared to 92.7% in 2020. The decrease in the effective tax rate was due to an increase in state tax expense and an increase in nondeductible costs related to the acquisition of Gamesys during 2021, as well as lower bargain purchase gain during 2021 as compared to 2020. Further, the 2020 provision included a significant rate benefit as a result of the CARES Act, and we had a lesser benefit in the 2021 provision. In addition, Gamesys entities are taxed at lowers rates versus the US federal tax rate, which impacted 2021 beneficially due to the rate differential. This benefit was offset by amounts related to share-based compensation, loss on derivative instruments, and other permanent amounts.

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

	Casinos & Resorts	North America Interactive	International Interactive	Other	Total
Year Ended December 31,
2021
Total revenue	$1,032,828	$38,352	$251,263	$—	$1,322,443
Depreciation and amortization	54,120	18,096	46,341	26,229	144,786
Income (loss) from operations	258,452	(44,820)	20,689	(140,939)	93,382
Net income (loss)	186,287	(36,879)	24,337	(288,442)	(114,697)
Interest expense, net of amounts capitalized	(62)	(1)	(91)	(120,020)	(120,174)
Change in value of naming rights liabilities	—	—	—	17,029	17,029
Gain on bargain purchases	—	—	—	22,841	22,841
Capital expenditures	92,479	172	4,166	708	97,525

2020
Total revenue	$372,792	n/a	n/a	$—	$372,792
Income (loss) from operations	12,571	n/a	n/a	(30,957)	(18,386)
Net income (loss)	28,555	n/a	n/a	(34,042)	(5,487)
Depreciation and amortization	37,786	n/a	n/a	56	37,842
Interest expense, net of amounts capitalized	132	n/a	n/a	63,116	63,248
Change in value of naming rights liabilities	—	n/a	n/a	(57,660)	(57,660)
Gain on bargain purchases	—	n/a	n/a	63,871	63,871
Capital expenditures	14,480	n/a	n/a	803	15,283

2019
Total revenue	$523,577	n/a	n/a	$—	$523,577
Income (loss) from operations	134,616	n/a	n/a	(19,990)	114,626
Net income (loss)	95,575	n/a	n/a	(40,445)	55,130
Depreciation and amortization	32,367	n/a	n/a	25	32,392
Interest expense, net of amounts capitalized	3,421	n/a	n/a	36,409	39,830
Capital expenditures	28,091	n/a	n/a	146	28,237

	Casinos & Resorts	North America Interactive	International Interactive	Other	Total
As of December 31,
2021
Goodwill	$201,952	$283,358	$1,637,343	$—	$2,122,653
Total assets	2,437,249	528,634	3,429,725	157,609	6,553,217
2020
Goodwill	$186,979	$—	$—	$—	$186,979
Total assets	1,490,204	—	—	439,651	1,929,855

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

	Years Ended December 31,
	2021	2020	2019
Net (loss) income applicable to common stockholders	$(114,697)	$(5,487)	$55,130

Weighted average shares outstanding, basic	49,643,991	31,315,151	37,705,179
Weighted average effect of dilutive securities	—	—	114,438
Weighted average shares outstanding, diluted	49,643,991	31,315,151	37,819,617

Per share data
Basic	$(2.31)	$(0.18)	$1.46
Diluted	$(2.31)	$(0.18)	$1.46

Anti-dilutive shares excluded from the calculation of diluted earnings per share	5,015,803	4,919,326	3,251

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

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021
Total revenue	$192,266	$267,733	$314,779	$547,665
Total operating costs and expenses	162,792	187,201	287,045	592,023
Income (loss) from operations	29,474	80,532	27,734	(44,358)
Total other expense, net	(45,009)	15,391	(90,779)	(92,059)
(Loss) income before provision for income taxes	(15,535)	95,923	(63,045)	(136,417)
(Benefit) provision for income taxes	(4,830)	26,981	(5,400)	(21,128)
Net (loss) income	(10,705)	68,942	(57,645)	(115,289)

Net (loss) income per share
Basic	$(0.30)	$1.43	$(1.16)	$(1.87)
Diluted	$(0.30)	$1.40	$(1.16)	$(1.87)

2020
Total revenue	$109,148	$28,924	$116,624	$118,096
Total operating costs and expenses	112,317	49,887	93,241	135,733
(Loss) income from operations	(3,169)	(20,963)	23,383	(17,637)
Total other expense, net	(11,373)	(15,110)	(16,908)	(13,034)
(Loss) income before provision for income taxes	(14,542)	(36,073)	6,475	(30,671)
Benefit for income taxes	(5,664)	(12,518)	(248)	(50,894)
Net (loss) income	(8,878)	(23,555)	6,723	20,223

Net (loss) income per share
Basic	$(0.28)	$(0.77)	$0.22	$0.62
Diluted	$(0.28)	$(0.77)	$0.22	$0.61

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22.    CORRECTION OF CONSOLIDATED FINANCIAL STATEMENTS

In connection with finalizing the third quarter 2022 financial reporting process, a prior period accounting error was identified in the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2021 (the “previously reported financial statements”). Based on management’s evaluation of the error in consideration of the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 108”) and interpretations therewith, the Company concluded the error is not material to the Company’s previously reported financial statements. However, the Company further concluded that the error could not be corrected as an out-of-period adjustment in the Company’s fiscal year 2022 consolidated financial statements, because to do so would cause a material misstatement in those financial statements. Accordingly, the Company referred to the guidance prescribed by SAB 108 which specifies that the error must be corrected the next time the previously reported financial statements are filed. Therefore, in conjunction with the Company’s filing of this Form 10-K/A to amend management’s assessment of the Company’s assessment of internal control over financial reporting, the Company corrected the error in the accompanying consolidated financial statements as of and for the year ended December 31, 2021 as an immaterial revision of the previously reported financial statements and related notes thereto.

The following is a description of the accounting error and its impact on the Company’s previously reported financial statements:

In anticipation of the Company’s planned acquisition of Gamesys, and to comply with the “certain funds” requirements under UK law, approximately $1.80 billion US dollars were converted into approximately £1.31 billion GB pound sterling (“GB sterling”) in August 2021 and held as restricted cash for use in the acquisition. The GB sterling spot rate declined as compared to the corresponding rate on the date of conversion, which resulted in a foreign exchange loss of approximately $42.9 million as of September 30, 2021. The Company recognized the loss as an unrealized loss – foreign currency translation adjustment – in the Company’s previously reported consolidated statement of comprehensive income (loss) for the year ended December 31, 2021. However, as prescribed by ASC 830, Foreign Currency Matters, (“ASC 830”), since the Company’s functional currency is the US dollar, the $42.9 million should have been recognized as a loss on foreign currency translation in the Company’s previously reported consolidated statement of operations for the year ended December 31, 2021. As a result, other expenses and net (loss) for year ended December 31, 2021 were understated by $42.9 million, respectively, in the Company’s previously reported consolidated statement of operations. Similarly, foreign currency translation adjustment and total other comprehensive loss were overstated by $42.9 million, respectively, in the Company’s previously reported consolidated statement of comprehensive loss for the year ended December 31, 2021 and accumulated other comprehensive loss and accumulated deficit were overstated and understated, respectively, by $42.9 million in the Company’s previously reported consolidated statement of stockholders’ equity for the year ended December 31, 2021. Given the non-deductible nature of foreign currency translation gains and losses, the error had no impact on the Company’s previously reported income tax account balances.

The following table presents the impact of correcting the error on the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2021 (in thousands):

Consolidated Balance Sheet	As Previously Issued	Adjustment	As Revised
Retained deficit	$(138,683)	$(42,898)	$(181,581)
Accumulated other comprehensive (loss) income	(69,707)	42,898	(26,809)

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Operations	As Previously Issued	Adjustment	As Revised
Foreign exchange loss, net(1)	$9,437	$(42,898)	$(33,461)
Other, net(1)	2,066	—	2,066
Total other expense, net	(169,558)	(42,898)	(212,456)

Loss before provision for income taxes	$(76,176)	$(42,898)	$(119,074)
Net loss	(71,799)	(42,898)	(114,697)
Basic loss per share	(1.45)	(0.86)	(2.31)
Diluted loss per share	(1.45)	(0.86)	(2.31)
__________________________________
(1)    Foreign exchange loss, net was included in Other, net in the previously issued Form 10-K for the year ended December 31, 2021.

Consolidated Statement of Comprehensive (Loss) Income	As Previously Issued	Adjustment	As Revised
Net loss	$(71,799)	$(42,898)	$(114,697)
Foreign currency translation adjustment	(68,731)	42,898	(25,833)
Other comprehensive loss (income)	(66,563)	42,898	(23,665)

Consolidated Statement of Stockholders' Equity	As Previously Issued	Adjustment	As Revised
Retained deficit	$(138,683)	$(42,898)	$(181,581)
Net loss	(71,799)	(42,898)	(114,697)
Accumulated other comprehensive loss (income)	(69,707)	42,898	(26,809)
Other comprehensive loss (income)	(66,563)	42,898	(23,665)

Consolidated Statement of Cash Flows	As Previously Issued	Adjustment	As Revised
Net loss	$(71,799)	$(42,898)	$(114,697)
Foreign exchange loss, net(1)	(9,437)	42,898	33,461
Other operating activities(1)	19,712	—	19,712
__________________________________
(1)    Foreign exchange loss, net was included in Other operating activities in the previously issued Form 10-K for the year ended December 31, 2021.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23.    SUBSEQUENT EVENTS

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

BALLY’S CORPORATION
ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our chief executive officer and chief financial officer previously evaluated and concluded that our disclosure controls and procedures were effective as of December 31, 2021. As a result of the material weaknesses in our internal control over financial reporting described below, our chief executive officer and chief financial officer, have updated their evaluation and now conclude the Company’s disclosure controls and procedures were not effective as of December 31, 2021 due to material weaknesses in the Company’s internal control over financial reporting described below.

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses, our chief executive officer and chief financial officer have concluded that the consolidated financial statements as originally issued in the Original Filing and as revised in this Annual Report on Form 10-K/A present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

Management’s Report on Internal Control over Financial Reporting (as revised)

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

BALLY’S CORPORATION
Previously based upon that evaluation by our chief executive officer and chief financial officer, we determined that our internal control over financial reporting was effective as of December 31, 2021. However, as discussed above, based upon the evaluation of these criteria and considering the material weaknesses described below, management, with the participation of our chief executive officer and chief financial officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021. Accordingly, the Company is filing this Form 10-K/A to amend management’s assessment of the Company’s internal control over financial reporting and its disclosure controls and procedures to indicate that they were not effective as of December 31, 2021.

Management identified deficiencies in internal control over financial reporting that resulted in material weaknesses. The Company did not appropriately design a control to monitor the functional currency assessment of its subsidiaries in accordance with ASC Topic 830, Foreign Currency Matters, specifically with regard to foreign currency held by a newly formed subsidiary to effectuate a large international acquisition. The Company did not record the foreign currency transaction loss through earnings as required by ASC Topic 830 and did not reassess this conclusion upon review of the accumulated other comprehensive loss account each subsequent period. This design deficiency contributed to the potential for there to have been material errors in the Company’s financial statements and therefore resulted in the following material weaknesses:

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

This error has been corrected in the consolidated financial statements included in this Annual Report on Form 10-K/A.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the Consolidated Financial Statements for the year ended December 31, 2021, issued an attestation report on the Company’s internal control over financial reporting which immediately follows this report.

Remediation Plan and Status

As of December 31, 2021, the material weaknesses described above have not yet been remediated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bally’s Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bally’s Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

In our report dated March 1, 2022, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described below, material weaknesses were subsequently identified in internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as expressed herein, is different from that expressed in our previous report.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022 (November 9, 2022, as to Note 22 to the consolidated financial statements), expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the following companies acquired during 2021: Bally’s Evansville, Bally’s Quad Cities, Bally’s Lake Tahoe, SportCaller, Monkey Knife Fight, Bally Interactive, AVP, Telescope, Degree 53, and Gamesys, collectively (the “Acquired Companies”), whose financial statements constitute, on a combined basis, approximately $864.9 million, or 13.2%, of the Company’s consolidated assets and approximately $427.6 million, or 32.3% of the Company’s consolidated net revenues as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at the Acquired Companies.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that material weaknesses exist, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified deficiencies in internal control over financial reporting that resulted in material weaknesses. The Company did not appropriately design a control to monitor the functional currency assessment of its subsidiaries in accordance with Accounting Standards Codification (ASC) Topic 830, Foreign Currency Matters, specifically with regard to foreign currency held by a newly formed subsidiary to effectuate a large international acquisition. The Company did not record the foreign currency transaction loss through earnings as required by ASC Topic 830 and did not reassess this conclusion upon review of the accumulated other comprehensive loss account each subsequent period. This design deficiency contributed to the potential for there to have been material errors in the Company’s consolidated financial statements and therefore resulted in the following material weaknesses:

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

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such consolidated financial statements.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
March 1, 2022 (November 9, 2022, as to the material weaknesses)

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

4.4	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2022

4.5	Form of Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 10, 2021)

4.6	Form of Option Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 10, 2021)

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

10.43**	Form of Lee Fenton Service Agreement, effective October 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on October 7, 2021)

10.44**	Form of Robeson Reeves Service Agreement, effective October 1, 2021 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2022

10.45
Credit Agreement, dated October 1, 2021, among Bally’s Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File 001-38850) filed on October 7, 2021)

10.46
Amended and Restated Regulatory Agreement, dated February 17, 2022, by and among the Rhode Island Department of Business Regulation, the Division of Lotteries of the Rhode Island Department of Revenue, Bally’s Corporation, Twin River Management Group, Inc., UTGR, Inc. and Twin River-Tiverton, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File 001-38850) filed on February 24, 2022)

10.47**
Bally’s Corporation 2021 Equity Incentive Plan - Performance Unit Award Agreement (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2022

10.48**
Bally’s Corporation 2021 Equity Incentive Plan - Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2022

21.1	Schedule of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2022
23.1*	Consent of Independent Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Description of Government Regulations (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2022)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL contained in Exhibit 101
#	As permitted under Item 601(a)(5) of Regulation S-K, the exhibits and schedules to this exhibit are omitted from this filing. The Company agrees to furnish a supplemental copy of any omitted exhibit or schedule to the SEC upon its request.
*	Filed herewith.
**	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2022.

BALLY’S CORPORATION

By:	/s/ Robert M. Lavan
Robert M. Lavan
Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lee D. Fenton	President, Chief Executive Officer and Director	November 9, 2022
Lee D. Fenton	(Principal Executive Officer)

/s/ Robert M. Lavan	Chief Financial Officer	November 9, 2022
Robert M. Lavan	(Principal Financial and Accounting Officer)

/s/ Soohyung Kim	Chairman	November 9, 2022
Soohyung Kim

/s/ Terrence Downey	Director	November 9, 2022
Terrence Downey

/s/ George T. Papanier	Director	November 9, 2022
George T. Papanier

/s/ Jaymin B. Patel	Director	November 9, 2022
Jaymin B. Patel

/s/ Robeson M. Reeves	Director	November 9, 2022
Robeson M. Reeves

/s/ Jeffrey W. Rollins	Director	November 9, 2022
Jeffrey W. Rollins

/s/ James A. Ryan	Director	November 9, 2022
James A. Ryan

/s/ Wanda Y. Wilson	Director	November 9, 2022
Wanda Y. Wilson