Form 10-Q/A
period 2022-03-31
Bally's Corp
filed 2022-11-09
CIK 1747079

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

EXPLANATORY NOTE

Bally’s Corporation (“the Company” or “Bally’s”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) to amend the following items of its Quarterly Report on Form 10-Q for the first quarter ended March 31, 2022 (the “Form 10-Q” or “Original Filing”):

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

With respect to the quarter ended March 31, 2022, the correction impacted the condensed consolidated balance sheets, condensed consolidated statements of stockholders’ equity and certain notes to the condensed consolidated financial statements to revise accumulated other comprehensive income (loss) and retained deficit. The correction of this accounting error does not impact the Company’s previously reported statements of operations or statements of cash flows.

In addition, the Company re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified control deficiencies associated with the accounting error, which the Company has concluded represents material weaknesses in the Company’s internal control over financial reporting as of March 31, 2022. Accordingly, the Company is filing this Form 10-Q/A to amend management’s assessment of the Company’s internal control over financial reporting and its disclosure controls and procedures to indicate that they were not effective as of March 31, 2022.

As a result of the determination to file this Form 10-Q/A, for the reasons outlined in the preceding paragraph, on November 8, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, after discussion with management of the Company and the Company’s independent registered public accounting firm, Deloitte & Touche LLP, determined that the Company will revise its (i) consolidated financial statements for the fiscal year ended December 31, 2021 and (ii) unaudited interim condensed consolidated financial statements for the fiscal quarters ended September 30, 2021, March 31, 2022 and June 30, 2022 to correct the accounting error for all periods presented and disclose the existence of the related material weaknesses

For a more detailed description refer to Note 2 “Significant Accounting Policies.”

BALLY’S CORPORATION

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements
BALLY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$160,777	$206,193
Restricted cash	62,893	68,647
Accounts receivable, net	49,393	48,178
Inventory	13,583	11,489
Tax receivable	131,164	128,217
Prepaid expenses and other current assets	93,104	104,463
Total current assets	510,914	567,187
Property and equipment, net	877,275	838,651
Right of use assets, net	502,222	507,843
Goodwill	2,082,632	2,122,653
Intangible assets, net	2,397,827	2,477,952
Deferred tax asset	15,735	11,922
Other assets	21,423	27,009
Total assets	$6,408,028	$6,553,217
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$19,450	$19,450
Current portion of lease liabilities	24,773	24,506
Accounts payable	83,167	87,540
Accrued income taxes	48,701	37,208
Accrued liabilities	352,695	401,428
Total current liabilities	528,786	570,132
Long-term debt, net	3,449,053	3,426,777
Long-term portion of lease liabilities	501,980	506,475
Pension benefit obligations	4,406	4,647
Deferred tax liability	196,339	214,467
Naming rights liabilities	153,073	168,929
Contingent consideration payable	13,077	34,931
Other long-term liabilities	10,091	11,057
Total liabilities	4,856,805	4,937,415
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 shares authorized; 52,538,476 and 53,050,055 shares issued; 52,538,476 and 52,254,477 shares outstanding)	525	530
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,832,224	1,849,068
Treasury stock, at cost	—	(29,166)
Retained deficit	(186,935)	(181,581)
Accumulated other comprehensive loss	(98,351)	(26,809)
Total Bally’s Corporation stockholders’ equity	1,547,463	1,612,042
Non-controlling interest	3,760	3,760
Total stockholders’ equity	1,551,223	1,615,802
Total liabilities and stockholders’ equity	$6,408,028	$6,553,217
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

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2021	52,254,477	$530	$1,849,068	$(29,166)	$(181,581)	$(26,809)	$3,760	$1,615,802
Release of restricted stock	122,849	1	(2,534)	—	—	—	—	(2,533)
Share-based compensation	—	—	5,095	—	—	—	—	5,095
Retirement of treasury shares	—	(11)	(35,200)	42,454	(7,243)	—	—	—
Share repurchases	(350,616)	—	—	(13,288)	—	—	—	(13,288)
Stock options exercised	20,000	—	86	—	—	—	—	86
Penny warrants exercised	383,934	4	—	—	—	—	—	4
Issuance of MKF penny warrants	—	—	12,010	—	—	—	—	12,010
Settlement of consideration to SportCaller	107,832	1	3,699	—	—	—	—	3,700
Other comprehensive loss	—	—	—	—	—	(71,542)	—	(71,542)
Net income	—	—	—	—	1,889	—	—	1,889
Balance as of March 31, 2022	52,538,476	$525	$1,832,224	$—	$(186,935)	$(98,351)	$3,760	$1,551,223

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2020	30,685,938	$307	$294,643	$—	$34,792	$(3,144)	$—	$326,598
Release of restricted stock	23,811	—	(990)	—	—	—	—	(990)
Share-based compensation	—	—	4,483	—	—	—	—	4,483
Stock options exercised	30,000	—	129	—	—	—	—	129
Penny warrants exercised	932,949	9	—	(9)	—	—	—	—
Reclassification of Sinclair options	—	—	59,724	—	—	—	—	59,724
Issuance of MKF penny warrants	—	—	64,694	—	—	—	—	64,694
Shares issued for purchase of SportCaller	221,391	2	11,774	—	—	—	—	11,776
Other comprehensive loss	—	—	—	—	—	(1,012)	—	(1,012)
Net loss	—	—	—	—	(10,705)	—	—	(10,705)
Balance as of March 31, 2021	31,894,089	$318	$434,457	$(9)	$24,087	$(4,156)	$—	$454,697
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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes in significant accounting policies from those described in Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.    SIGNIFICANT ACCOUNTING POLICIES

Correction of Previously Reported Consolidated Financial Statements

As previously disclosed in Note 23 to the Company’s consolidated financial statements as of and for the year ended December 31, 2021 (the “2021 financial statements”) included in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company revised its 2021 financial statements to correct an immaterial accounting error that pertained to a foreign exchange translation loss of approximately $42.9 million that was incorrectly recognized as a component of accumulated other comprehensive income (loss) in the Company’s consolidated statement of comprehensive income (loss) rather than as other income (expense) in the Company’s consolidated statement of operations for the year ended December 31, 2021. As a result, the accompanying consolidated balance sheets as of March 31, 2022 and December 31, 2021 and consolidated statement of stockholders’ equity for the three months ended March 31, 2022 have been revised to give effect to the correction of this error by decreasing previously reported accumulated other comprehensive loss and increasing previously reported accumulated deficit as of March 31, 2022 and December 31, 2021 by approximately $42.9 million, respectively.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In the fourth quarter of 2021, the Company changed its reportable segments to better align with its strategic growth initiatives in light of recent and pending acquisitions. Refer to Note 18 “Segment Reporting” for further information. The following tables provide a disaggregation of revenue by segment:

(in thousands)	Casinos & Resorts	North America Interactive	International Interactive	Total
Three Months Ended March 31, 2022
Gaming	$217,805	$6,645	$239,252	$463,702
Hotel	26,935	—	—	26,935
Food and beverage	23,988	—	—	23,988
Retail, entertainment and other	11,242	8,582	13,822	33,646
Total revenue	$279,970	$15,227	$253,074	$548,271

Three Months Ended March 31, 2021
Gaming	$154,429	$849	$—	$155,278
Hotel	13,059	—	—	13,059
Food and beverage	15,500	—	—	15,500
Retail, entertainment and other	6,445	1,984	—	8,429
Total revenue	$189,433	$2,833	$—	$192,266

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reflect the changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2022 and 2021, respectively:

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2021	$(25,833)	$(976)	$(26,809)
Current period other comprehensive loss	(71,542)	—	(71,542)
Accumulated other comprehensive loss at March 31, 2022	$(97,375)	$(976)	$(98,351)

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2020	$—	$(3,144)	$(3,144)
Current period other comprehensive loss	(1,052)	—	(1,052)
Reclassification adjustment to net earnings	—	40	40
Accumulated other comprehensive loss at March 31, 2021	$(1,052)	$(3,104)	$(4,156)

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

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue
Casinos & Resorts	$279,970	$189,433
North America Interactive	15,227	2,833
International Interactive	253,074	—
Total	$548,271	$192,266

Adjusted EBITDA(1)
Casinos & Resorts	$73,790	$58,223
North America Interactive	(19,325)	1,397
International Interactive	73,327	—
Other	(12,839)	(7,145)
Total	114,953	52,475

Operating income (expense)
Depreciation and amortization	(78,881)	(12,786)
Acquisition, integration and restructuring	(5,280)	(12,258)
Share-based compensation	(5,095)	(4,483)
Other	(3,177)	6,526
Income from operations	22,520	29,474
Other income (expense)
Interest expense, net of interest income	(45,685)	(20,274)
Other	19,479	(24,735)
Total other expense, net	(26,206)	(45,009)
Loss before provision for income taxes	(3,686)	(15,535)
Benefit for income taxes	5,575	4,830
Net income (loss)	$1,889	$(10,705)
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

ITEM 4.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures for the reporting period ended March 31, 2022 as such terms is defined in Rule 13a-15(f) under the Exchange Act. Our chief executive officer and chief financial officer previously evaluated and concluded that our disclosure controls and procedures were effective as of March 31, 2022. As a result of the material weaknesses in our internal control over financial reporting, as explained below, our chief executive officer and chief financial officer, have updated their evaluation and now conclude the Company’s disclosure controls and procedures were not effective as of March 31, 2022 due to material weaknesses in the Company’s internal control over financial reporting described below.

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

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to satisfactorily address the deficiencies underlying the material weaknesses in a timely fashion, or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, then our consolidated financial statements may contain material misstatements and we could be required to restate future financial results and the price of our common stock could be adversely impacted.

As of March 31, 2022 the material weaknesses described above have not yet been remediated.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As disclosed in this report, the Company did not appropriately design a control to monitor the functional currency assessment of its subsidiaries in accordance with ASC Topic 830, Foreign Currency Matters, specifically with regard to foreign currency held by a newly formed subsidiary to effectuate a large international acquisition. This error related to the quarter ended September 30, 2021 and year ended December 31, 2021 and indicated that certain deficiencies existed in our internal control over financial reporting. As a result of the accounting error, the Company has re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in the Company’s internal control over financial reporting as of March 31, 2022. The material weaknesses are: (1) risk assessment –control deficiencies constituting a material weakness, either individually or in the aggregate, relating to identifying and assessing changes in the business that could impact the system of internal controls and (2) control activities – control deficiencies constituting a material weakness, either individually or in the aggregate, relating to: (i) designing controls that would address relevant risks identified through the assessment of changes in the business and (ii) operation at a level of precision to identify all potentially material errors. For further discussion regarding the accounting error and the correction of such error in the Company’s condensed consolidated financial statements, see Note 22 “Correction of Current Period Consolidated Financial Statements” included in Part I, Item 1 in the Form 10-K/A for the fiscal year ended December 31, 2021, which is being filed concurrently with this Form 10-Q/A.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

______________________________________________
*    Filed herewith.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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