Form 10-Q
period 2022-09-30
Bally's Corp
filed 2022-11-09
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 28, 2022, the number of shares of the registrant’s $0.01 par value common stock outstanding was 47,261,307.
For additional information regarding the Company’s shares outstanding, refer to Note 16 “Stockholders’ Equity.”

BALLY’S CORPORATION

PART I.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements
BALLY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$164,462	$206,193
Restricted cash	55,669	68,647
Accounts receivable, net	64,163	48,178
Inventory	15,607	11,489
Tax receivable	48,081	128,217
Prepaid expenses and other current assets	100,734	104,463
Total current assets	448,716	567,187
Property and equipment, net	970,600	838,651
Right of use assets, net	798,032	507,843
Goodwill	1,856,922	2,122,653
Intangible assets, net	2,175,765	2,477,952
Deferred tax asset	15,628	11,922
Other assets	27,528	27,009
Total assets	$6,293,191	$6,553,217
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$19,450	$19,450
Current portion of lease liabilities	40,912	24,506
Accounts payable	42,959	87,540
Accrued income taxes	35,050	37,208
Accrued liabilities	552,946	401,428
Total current liabilities	691,317	570,132
Long-term debt, net	3,409,473	3,426,777
Long-term portion of lease liabilities	782,389	506,475
Pension benefit obligations	3,924	4,647
Deferred tax liability	165,060	214,467
Naming rights liabilities	129,219	168,929
Contingent consideration payable	8,436	34,931
Other long-term liabilities	10,628	11,057
Total liabilities	5,200,446	4,937,415
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 shares authorized; 47,287,301 and 53,050,055 shares issued; 47,287,301 and 52,254,477 shares outstanding)	472	530
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,660,422	1,849,068
Treasury stock, at cost	—	(29,166)
Retained deficit	(58,364)	(181,581)
Accumulated other comprehensive loss	(510,357)	(26,809)
Total Bally’s Corporation stockholders’ equity	1,092,173	1,612,042
Non-controlling interest	572	3,760
Total stockholders’ equity	1,092,745	1,615,802
Total liabilities and stockholders’ equity	$6,293,191	$6,553,217
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Gaming	$465,733	$231,798	$1,384,523	$594,566
Hotel	45,675	32,903	106,539	68,277
Food and beverage	31,724	29,504	83,147	68,386
Retail, entertainment and other	35,117	20,574	104,807	43,549
Total revenue	578,249	314,779	1,679,016	774,778

Operating (income) costs and expenses:
Gaming	197,196	78,397	620,459	189,001
Hotel	11,752	9,413	30,065	22,068
Food and beverage	22,766	21,419	63,620	50,632
Retail, entertainment and other	18,976	8,802	46,830	12,620
Advertising, general and administrative	191,953	140,500	555,276	322,210
Goodwill and asset impairment	—	—	—	4,675
Pre-opening	—	232	717	1,772
Acquisition, integration and restructuring	9,282	6,797	24,674	37,457
Gain from insurance recoveries, net of losses	(1,263)	(7,942)	(1,413)	(19,197)
Rebranding	72	427	546	1,722
Gain on sale-leaseback, net	—	—	(50,766)	(53,425)
Depreciation and amortization	73,853	29,000	227,507	67,503
Total operating costs and expenses	524,587	287,045	1,517,515	637,038
Income from operations	53,662	27,734	161,501	137,740

Other income (expense):
Interest income	136	547	446	1,601
Interest expense, net of amounts capitalized	(53,708)	(31,853)	(145,531)	(74,480)
Change in value of naming rights liabilities	37	6,965	33,448	(1,371)
Gain (adjustment) on bargain purchases	—	(1,039)	(107)	23,075
Loss on extinguishment of debt	—	(19,419)	—	(19,419)
Foreign exchange gain (loss)	253	(42,896)	2,248	(43,353)
Other, net	1,350	(3,084)	10,974	(6,450)
Total other income (expense), net	(51,932)	(90,779)	(98,522)	(120,397)

Income (loss) before income taxes	1,730	(63,045)	62,979	17,343
Provision (benefit) for income taxes	1,137	(5,400)	996	16,751
Net income (loss)	$593	$(57,645)	$61,983	$592

Basic earnings (loss) per share	$0.01	$(1.16)	$1.05	$0.01
Weighted average common shares outstanding - basic	57,020	49,506	59,170	45,573
Diluted earnings (loss) per share	$0.01	$(1.16)	$1.05	$0.01
Weighted average common shares outstanding - diluted	57,062	49,506	59,238	45,876
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$593	$(57,645)	$61,983	$592
Other comprehensive income (loss):
Foreign currency translation adjustment	$(213,193)	$(781)	$(483,548)	$(1,414)
Defined benefit pension plan reclassification adjustment(1)	—	41	—	122
Other comprehensive loss	(213,193)	(740)	(483,548)	(1,292)
Total comprehensive loss	$(212,600)	$(58,385)	$(421,565)	$(700)
__________________________________
(1)    Tax effect of reclassification adjustment was de minimis.

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2021	52,254,477	$530	$1,849,068	$(29,166)	$(181,581)	$(26,809)	$3,760	$1,615,802
Release of restricted stock	122,849	1	(2,534)	—	—	—	—	(2,533)
Share-based compensation	—	—	5,095	—	—	—	—	5,095
Retirement of treasury shares	—	(11)	(35,200)	42,454	(7,243)	—	—	—
Share repurchases	(350,616)	—	—	(13,288)	—	—	—	(13,288)
Stock options exercised	20,000	—	86	—	—	—	—	86
Penny warrants exercised	383,934	4	—	—	—	—	—	4
Issuance of MKF penny warrants	—	—	12,010	—	—	—	—	12,010
Settlement of consideration to SportCaller	107,832	1	3,699	—	—	—	—	3,700
Other comprehensive loss	—	—	—	—	—	(71,542)	—	(71,542)
Net income	—	—	—	—	1,889	—	—	1,889
Balance as of March 31, 2022	52,538,476	$525	$1,832,224	$—	$(186,935)	$(98,351)	$3,760	$1,551,223
Release of restricted stock	38,775	—	(308)	—	—	—	—	(308)
Share-based compensation	—	—	6,322	—	—	—	—	6,322
Other comprehensive loss	—	—	—	—	—	(198,813)	—	(198,813)
Net income	—	—	—	—	59,501	—	—	59,501
Balance as of June 30, 2022	52,577,251	$525	$1,838,238	$—	$(127,434)	$(297,164)	$3,760	$1,417,925
Release of restricted stock	14,239	—	(41)	—	—	—	—	(41)
Share-based compensation	—	—	6,715	—	—	—	—	6,715
Retirement of treasury shares	—	(54)	(187,677)	119,254	68,477	—	—	—
Share repurchases (including tender offer)	(5,368,334)	—	—	(119,254)	—	—	—	(119,254)
Conversion of non-controlling interest - Telescope	64,145	1	3,187	—	—	—	(3,188)	—
Other comprehensive loss	—	—	—	—	—	(213,193)	—	(213,193)
Net income	—	—	—	—	593	—	—	593
Balance as of September 30, 2022	47,287,301	$472	$1,660,422	$—	$(58,364)	$(510,357)	$572	$1,092,745

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2020	30,685,938	$307	$294,643	$—	$34,792	$(3,144)	$—	$326,598
Release of restricted stock	23,811	—	(990)	—	—	—	—	(990)
Share-based compensation	—	—	4,483	—	—	—	—	4,483
Stock options exercised	30,000	—	129	—	—	—	—	129
Penny warrants exercised	932,949	9	—	(9)	—	—	—	—
Reclassification of Sinclair options	—	—	59,724	—	—	—	—	59,724
Issuance of MKF penny warrants	—	—	64,694	—	—	—	—	64,694
Shares issued for purchase of SportCaller	221,391	2	11,774	—	—	—	—	11,776
Other comprehensive loss	—	—	—	—	—	(1,012)	—	(1,012)
Net loss	—	—	—	—	(10,705)	—	—	(10,705)
Balance as of March 31, 2021	31,894,089	$318	$434,457	$(9)	$24,087	$(4,156)	$—	$454,697
Release of restricted stock	9,181	—	(205)	(116)	—	—	—	(321)
Share-based compensation	—	—	3,901	—	—	—	—	3,901
Retirement of treasury shares	—	(21)	(28,488)	114,842	(86,333)	—	—	—
Common stock offering	12,650,000	127	667,746	—	—	—	—	667,873
Sinclair shares exchanged for penny warrants	(2,086,908)	—	114,717	(114,717)	—	—	—	—
Sinclair issuance of penny warrants	—	—	50,000	—	—	—	—	50,000
Bally’s Interactive equity issuance	2,084,765	21	121,479	—	—	—	—	121,500
Stock options exercised	40,000	—	172	—	—	—	—	172
Other comprehensive income	—	—	—	—	—	460	—	460
Net income	—	—	—	—	68,942	—	—	68,942
Balance as of June 30, 2021	44,591,127	$445	$1,363,779	$—	$6,696	$(3,696)	$—	$1,367,224
Release of restricted stock	483	—	(12)	—	—	—	—	(12)
Share-based compensation	—	—	5,449	—	—	—	—	5,449
Retirement of treasury shares	—	—	(308)	585	(277)	—	—	—
Bally’s Interactive equity issuance	(10,042)	—	—	(585)	—	—	—	(585)
Acquired non-controlling interest	—	—	—	—	—	—	3,760	3,760
Other comprehensive loss	—	—	—	—	—	(740)	—	(740)
Net loss	—	—	—	—	(57,645)	—	—	(57,645)
Balance as of September 30, 2021	44,581,568	$445	$1,368,908	$—	$(51,226)	$(4,436)	$3,760	$1,317,451
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$61,983	$592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,507	67,503
Non-cash lease expense	22,938	7,497
Share-based compensation	18,132	13,833
Goodwill and asset impairment	—	4,675
Amortization of debt discount and debt issuance costs	8,122	4,890
Loss on extinguishment of debt	—	19,419
Gain from insurance recoveries	(1,263)	(18,660)
Gain on sale-leaseback, net	(50,766)	(53,425)
Deferred income taxes	(42,848)	(1,296)
(Gain) loss on assets and liabilities measured at fair value	(437)	21,280
Change in value of naming rights liabilities	(33,448)	1,371
Change in contingent consideration payable	(10,386)	(14,830)
Adjustment (gain) on bargain purchase	107	(23,075)
Foreign exchange (gain) loss	(2,227)	43,353
Other operating activities	5,309	4,260
Changes in current operating assets and liabilities	22,593	(6,544)
Net cash provided by operating activities	225,316	70,843
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(146,484)	(369,555)
Proceeds from sale-leaseback	150,000	144,000
Advance deposit in connection with sale-leaseback transactions	200,000	—
Foreign exchange forward contract premiums	—	(22,592)
Capital expenditures	(167,363)	(65,132)
Insurance proceeds	1,265	18,660
Cash paid for internally developed software	(45,785)	(2,026)
Acquisition of gaming licenses	(53,030)	(4,409)
Purchase of equity securities	(3,175)	—
Other intangible asset acquisitions	(1,825)	(2,600)
Other investing activities	(3,058)	1,527
Net cash used in investing activities	(69,455)	(302,127)
Cash flows from financing activities:
Issuance of long-term debt	335,000	1,762,003
Repayments of long-term debt	(359,588)	(299,313)
Payment of financing fees	—	(9,968)
Payment of redemption premium on debt extinguishment	—	(14,175)
Payment of deferred consideration	(30,025)	—
Share repurchases	(132,542)	—
Issuance of common stock, net	—	667,872
Issuance of Sinclair penny warrants	—	50,000
Other financing activities	(2,793)	(1,022)
Net cash (used in) provided by financing activities	(189,948)	2,155,397
Effect of foreign currency on cash and cash equivalents	(20,622)	(41,651)
Net change in cash and cash equivalents and restricted cash	(54,709)	1,882,462
Cash and cash equivalents and restricted cash, beginning of period	274,840	126,555
Cash and cash equivalents and restricted cash, end of period	$220,131	$2,009,017
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$164,379	$51,396
Cash received from income tax refunds, net of cash paid	(39,497)	35,736
Non-cash investing and financing activities:
Unpaid property and equipment	$16,784	$2,974
Stock and equity instruments issued for acquisition of SportCaller and Monkey Knife Fight	—	197,383
Acquisitions in exchange for contingent liability	—	58,685
Deferred purchase price payable	—	14,071
Deposit applied to acquisition purchase price	—	4,000
Non-controlling interest	(3,188)	3,760
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    GENERAL INFORMATION

Description of Business

Bally’s Corporation (the “Company”, “Bally’s”, “we” or “us”) is a global gaming, hospitality and entertainment company with casinos and resorts and online gaming (“iGaming”) business-to-business-to-consumer (“B2B2C”) businesses. The Company owns and manages the following casino and resort properties:

Casinos and Resorts	Location	Type	Built/Acquired
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)	Lincoln, Rhode Island	Casino and Resort	2004
Bally’s Arapahoe Park	Aurora, Colorado	Racetrack/OTB Site	2004
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)	Biloxi, Mississippi	Casino and Resort	2014
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)	Tiverton, Rhode Island	Casino and Hotel	2018
Bally’s Dover Casino Resort (“Bally’s Dover”)(1)	Dover, Delaware	Casino, Resort and Raceway	2019
Bally’s Black Hawk(1)(2)	Black Hawk, Colorado	Three Casinos	2020
Bally’s Kansas City Casino (“Bally’s Kansas City”)	Kansas City, Missouri	Casino	2020
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi	Casino and Hotel	2020
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey	Casino and Resort	2020
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)	Shreveport, Louisiana	Casino and Hotel	2020
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada	Casino and Resort	2021
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)(1)	Evansville, Indiana	Casino and Hotel	2021
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)(1)	Rock Island, Illinois	Casino and Hotel	2021
Tropicana Las Vegas Casino and Resort (“Tropicana Las Vegas”)(1)	Las Vegas, Nevada	Casino and Resort	2022
__________________________________
(1)    Properties leased from Gaming and Leisure Properties, Inc. (“GLPI”).
(2)    Includes Bally's Black Hawk North Casino, Bally's Black Hawk West Casino and Bally's Black Hawk East Casino.

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

Basis of Presentation

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

COVID-19 Pandemic

As of September 30, 2022, the Company’s properties are all operating with minimal restrictions. Although the Company is experiencing positive trends as a result of the reopening of its properties, the COVID-19 pandemic is ongoing and future developments, which are uncertain and cannot be predicted at this time, could have a material negative impact on operations.

2.    SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents and Restricted Cash

The Company considers all cash balances and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

As of September 30, 2022 and December 31, 2021, restricted cash of $55.7 million and $68.6 million, respectively, consisted primarily of player deposits and payment service provider deposits in connection with the Company’s iGaming operations. Restricted cash also includes Video Lottery Terminal (“VLT”) and table games cash payable to the State of Rhode Island and certain cash accounts at other properties, which are unavailable for the Company’s use. The following table reconciles cash and restricted cash in the condensed consolidated balance sheets to the total shown on the condensed consolidated statements of cash flows.

	September 30,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$164,462	$206,193
Restricted cash	55,669	68,647
Total cash and cash equivalents and restricted cash	$220,131	$274,840

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Amounts due from Rhode Island and Delaware(1)	$15,382	$10,575
Gaming receivables	13,829	10,576
Non-gaming receivables	41,323	31,481
Accounts receivable	70,534	52,632
Less: Allowance for doubtful accounts	(6,371)	(4,454)
Accounts receivable, net	$64,163	$48,178
__________________________________
(1)    Represents the Company’s share of VLT and table games revenue for Bally’s Twin River and Bally’s Tiverton due from the State of Rhode Island and from the State of Delaware for Bally’s Dover.

Gain from insurance recoveries, net of losses

Gain from insurance recoveries, net of losses, relate to losses incurred resulting from events impacting the Company, net of insurance recovery proceeds. For the three and nine months ended September 30, 2022, the Company recorded a gain from insurance recoveries, net of losses of $1.3 million and $1.4 million, respectively, primarily attributable to insurance recoveries related to prior litigation matters. For the three and nine months ended September 30, 2021, the Company recorded a gain from insurance recoveries, net of losses of $7.9 million and $19.2 million, respectively, primarily attributable to insurance proceeds received due to the effects of Hurricane Zeta which made landfall in Louisiana during the fourth quarter of 2020.

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

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended September 30, 2022 and 2021, advertising expense was $46.0 million and $2.1 million, respectively. For the nine months ended September 30, 2022 and 2021, advertising expense was $163.3 million and $5.1 million, respectively. Advertising expense attributable to the Company’s interactive business included within Gaming expenses for the three and nine months ended September 30, 2022 was $26.7 million and $139.4 million, respectively. There was no advertising expense attributable to the Company’s interactive business included within Gaming expenses for the three and nine months ended September 30, 2021.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Naming Rights Intangible Asset - Under the terms of the Sinclair Agreement, the Company is required to pay annual naming rights fees to Sinclair for naming rights of the regional sports networks which escalate annually and total $88.0 million over the 10-year term of the agreement beginning April 1, 2021. The Company accounted for this transaction as an asset acquisition in accordance with the “Acquisition of Assets Rather Than a Business” subsections of Accounting Standards Codification (“ASC”) 805-50, Business Combinations—Related Issues, using a cost accumulation model. The naming rights intangible asset represents the consideration transferred on the acquisition date comprised of the present value of annual naming rights fees, the fair value of the warrants and options and an estimate of the TRA payments, each explained below. The naming rights intangible asset was $280.2 million and $311.7 million as of September 30, 2022 and December 31, 2021, respectively. Amortization began on April 1, 2021, the commencement date of the re-branded Sinclair regional sports networks, and was $8.2 million and $8.6 million for the three months ended September 30, 2022 and 2021, respectively, and $25.0 million and $17.2 million for the nine months ended September 30, 2022 and 2021, respectively. Refer to Note 8 “Goodwill and Intangible Assets” for further information.

Naming Rights Fees - The present value of the annual naming rights fees was recorded as part of the cost of the naming rights intangible asset with a corresponding liability which will be accreted through interest expense over the life of the agreement. The total value of the liability as of September 30, 2022 and December 31, 2021 was $59.2 million and $58.9 million, respectively. The short-term portion of the liability, which was $2.0 million as of September 30, 2022 and December 31, 2021, is recorded within “Accrued liabilities” and the long-term portion of the liability, which was $57.2 million and $56.9 million as of September 30, 2022 and December 31 2021, respectively, is recorded within “Naming rights liabilities” in the condensed consolidated balance sheets. Accretion expense reported in “Interest expense, net of amounts capitalized” in the condensed consolidated statements of operations was $1.1 million for the three months ended September 30, 2022 and 2021, and $3.3 million and $3.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Tax Receivable Agreement - The Company is required to share 60% of the tax benefit the Company receives from the Penny Warrants, Options, Performance Warrants and payments under the TRA with Sinclair over the term of the agreement as tax benefit amounts are determined through the filing of the Company’s annual tax returns. Changes in estimate of the tax benefit to be realized and tax rates in effect at the time, among other changes, are treated as an adjustment to the naming rights intangible asset. The TRA liability was $35.8 million and $42.2 million as of September 30, 2022 and December 31, 2021, respectively, and is included in “Naming rights liabilities” in the condensed consolidated balance sheets. The change in value of the TRA liability is included in “Change in value of naming rights liabilities” in the condensed consolidated statements of operations.

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

Management analyzed and concluded that Breckenridge Curacao B.V. (“Breckenridge”) is a VIE because it does not have sufficient equity investment at risk. The Company has determined that it is the primary beneficiary and consolidates the VIE because (a) although the Company does not control all decisions of Breckenridge, the Company has the power to direct the activities of Breckenridge that most significantly impact its economic performance through various contracts with the entity and (b) the nature of these agreements between Breckenridge and the Company provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are based upon off-market rates and commensurate to the level of services provided. The Company receives significant benefits in the form of fees that are not at market and commensurate to the level of services provided. As a result, the Company consolidates all of the assets, liabilities and results of operations of Breckenridge and its subsidiaries in the accompanying consolidated financial statements. As of September 30, 2022 and December 31, 2021 Breckenridge had total assets of $85.0 million and $85.4 million, respectively, and total liabilities of $70.9 million and $75.2 million, respectively. Breckenridge had revenues of $68.9 million and $229.7 million for the three and nine months ended September 30, 2022.

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

Provision (Benefit) for Income Taxes

During the three months ended September 30, 2022 and 2021, the Company recorded a provision for income tax of $1.1 million, and a benefit for income tax of $5.4 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded a provision for income tax of $1.0 million, at an effective year to date tax rate of 1.6% and a provision for income tax of $16.8 million, at an effective year to date tax rate of 96.6%, respectively. The 2022 year to date effective tax rate was lower than the US federal statutory tax rate of 21%, largely due to a tax benefit recorded in foreign jurisdictions during the year, offset by a discrete item related to the gain on sale leaseback transactions in Colorado and Illinois. The 2021 year to date effective tax rate was higher than the US federal statutory rate of 21%, largely due to discrete items related to the gain on sale leaseback in Delaware and foreign currency translation.

In the second quarter of 2022, the Company changed its assertion and will no longer permanently reinvest in its undistributed foreign earnings and plans to remit cash back to the United States. The Company has determined, based on certain tax planning strategies available, no deferred taxes were accrued related to unremitted earnings as of the period ending September 30, 2022.

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
•Determine the transaction price;
•Allocate the transaction price to performance obligations in the contract; and
•Recognize revenue when or as the Company satisfies performance obligations by transferring the promised goods or services.

The Company is currently engaged in gaming services, which include retail, online and racing. Additional services include hotel, food and beverage. The amount of revenue recognized by the Company is measured at the transaction price or the amount of consideration that the Company expects to receive through satisfaction of the identified performance obligations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Gaming revenue includes the share of VLT revenue for Bally’s Twin River and Bally’s Tiverton, in each case, as determined by each property’s respective master VLT contracts with the State of Rhode Island. Bally’s Twin River is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share on VLT revenue generated from units in excess of 3,002 units. Beginning July 1, 2021, Bally’s Twin River is entitled to an additional 7.00% share of revenue on VLTs owned by the Company. Bally’s Tiverton is entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Bally’s Twin River. Gaming revenue also includes Bally’s Twin River’s and Bally’s Tiverton’s share of table games revenue. Bally’s Twin River and Bally’s Tiverton each were entitled to an 83.5% share of table games revenue generated as of September 30, 2022 and 2021. Revenue is recognized when the wager is settled, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming services on behalf of the State of Rhode Island.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Gaming revenue also includes Bally’s Dover’s share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Bally’s Dover is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of September 30, 2022 and 2021, Bally’s Dover was entitled to an approximate 42% share of VLT revenue and 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis, which is the percentage share of VLT and table games revenue received, as the Company acts as an agent in operating the gaming services on behalf of the State of Delaware.

Gaming revenue also includes the casino revenue of Hard Rock Biloxi, Bally’s Black Hawk, beginning January 23, 2020, Bally’s Kansas City and Bally’s Vicksburg, beginning July 1, 2020, Bally’s Atlantic City, beginning November 18, 2020, Bally’s Shreveport, beginning December 23, 2020, Bally’s Lake Tahoe, beginning April 6, 2021, Bally’s Evansville, beginning June 3, 2021, Bally’s Quad Cities, beginning June 14, 2021 and Tropicana Las Vegas, beginning September 26, 2022, which is the aggregate net difference between gaming wins and losses, with deferred revenue recognized for prepaid deposits by prior to play, for chips outstanding and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of credits played, are charged to revenue as the amount of the progressive jackpots increases.

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

During 2020, the Company entered into several multi-year agreements with third-party operators for online sports betting and iGaming market access in the states of Colorado and New Jersey from which the Company has received or expects to receive one-time, up front market access fees in cash or equity securities (specific to one operator agreement) and certain other fees in cash generally based on a percentage of the gross gaming revenue generated by the operator, with certain annual minimum guarantees due to the Company. The one-time market access fees received have been recorded as deferred revenue and will be recognized as gaming revenue ratably over the respective contract terms, beginning with the commencement of operations of each respective agreement. The Company recognized commissions in certain states from online sports betting and iGaming which are included in gaming revenue for the three and nine months ended September 30, 2022 and 2021. Deferred revenue associated with third-party operators for online sports betting and iGaming market access was $6.5 million and $6.8 million as of September 30, 2022 and December 31, 2021, respectively, and is included in “Accrued liabilities” and “Other long-term liabilities” in the condensed consolidated balance sheets.

All other revenues, including market access, daily fantasy sports and B2B service revenue generated by the North America Interactive and International Interactive reportable segments, are recognized at the time the goods are sold or the service is provided.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Hotel	$24,840	$18,410	$60,165	$37,813
Food and beverage	16,670	18,505	51,436	44,334
Retail, entertainment and other	6,773	2,513	11,559	4,923
	$48,283	$39,428	$123,160	$87,070
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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In the fourth quarter of 2021, the Company changed its reportable segments to better align with its strategic growth initiatives in light of recent and pending acquisitions. Refer to Note 18 “Segment Reporting” for further information. The following tables provide a disaggregation of revenue by segment:

(in thousands)	Casinos & Resorts	North America Interactive	International Interactive	Total
Three Months Ended September 30, 2022
Gaming	$237,951	$10,567	$217,215	$465,733
Hotel	45,675	—	—	45,675
Food and beverage	31,724	—	—	31,724
Retail, entertainment and other	13,190	11,563	10,364	35,117
Total revenue	$328,540	$22,130	$227,579	$578,249

Three Months Ended September 30, 2021
Gaming	$229,034	$2,764	$—	$231,798
Hotel	32,903	—	—	32,903
Food and beverage	29,504	—	—	29,504
Retail, entertainment and other	11,929	8,645	—	20,574
Total revenue	$303,370	$11,409	$—	$314,779

Nine Months Ended September 30, 2022
Gaming	$681,472	$25,080	$677,971	$1,384,523
Hotel	106,539	—	—	106,539
Food and beverage	83,147	—	—	83,147
Retail, entertainment and other	37,227	30,327	37,253	104,807
Total revenue	$908,385	$55,407	$715,224	$1,679,016

Nine Months Ended September 30, 2021
Gaming	$590,162	$4,404	$—	$594,566
Hotel	68,277	—	—	68,277
Food and beverage	68,386	—	—	68,386
Retail, entertainment and other	28,166	15,383	—	43,549
Total revenue	$754,991	$19,787	$—	$774,778

Revenue included in operations from Bally’s Lake Tahoe from the date of its acquisition, April 6, 2021, Bally’s Evansville from the date of its acquisition, June 3, 2021, Bally’s Quad Cities from the date of its acquisition, June 14, 2021 and Tropicana Las Vegas from the date of its acquisition, September 26, 2022, are reported in Casinos & Resorts. Revenue included in operations from SportCaller from the date of its acquisition, February 5, 2021, MKF from the date of its acquisition, March 23, 2021, Bally’s Interactive from the date of its acquisition, May 28, 2021, AVP from the date of its acquisition, July 12, 2021, Telescope from the date of its acquisition, August 12, 2021, Degree 53 from the date of its acquisition, October 25, 2021, and the North American operations of Gamesys from the date of its acquisition, October 1, 2021, are reported in North America Interactive. Revenue included in operations from the European and Asian activities from Gamesys is reported in International Interactive. Refer to Note 5 “Acquisitions” for further information.

Contract Assets and Contract Related Liabilities

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays, and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers were $43.2 million and $35.5 million as of September 30, 2022 and December 31, 2021, respectively.

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

Unpaid wagers include the Company’s outstanding chip liability, unpaid slot and pari-mutuel and sports betting tickets.

Liabilities related to contracts with customers as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Loyalty programs	$19,564	$19,371
Advanced deposits from customers	30,220	33,062
Unpaid wagers	12,801	11,440
Total	$62,585	$63,873

The Company recognized $7.1 million and $5.8 million of revenue related to loyalty program redemptions for the three months ended September 30, 2022 and 2021, respectively, and $23.0 million and $18.0 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company recorded transaction costs related to its recent and pending acquisitions of $9.3 million and $24.7 million during the three and nine months ended September 30, 2022, respectively, and $6.8 million and $37.5 million during the three and nine months ended September 30, 2021, respectively. These costs are included in “Acquisition, integration and restructuring” in the condensed consolidated statements of operations. Refer to Note 11 “Acquisition, Integration and Restructuring” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Bally’s Lake Tahoe

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

During the year ended December 31, 2021, the Company recorded a bargain purchase gain of $2.0 million based on the preliminary purchase price allocation as the fair value of the assets acquired and liabilities assumed exceeded the purchase price consideration. During the nine months ended September 30, 2022, based on the final purchase price allocation, an adjustment of $0.1 million was recorded reducing the bargain purchase gain to $1.9 million. The original agreement to acquire Bally’s Lake Tahoe from Eldorado was made concurrently with the agreement of Bally’s Shreveport and the Company believes that it was able to acquire Bally’s Lake Tahoe for less than fair value as a result of a distressed sale whereby Eldorado was required by the Federal Trade Commission to divest the properties prior to its merger with Caesars coupled with the timing of the agreement to purchase which was in the middle of COVID-19 related shutdowns of casinos in the US.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the acquisition of Bally’s Evansville on June 3, 2021. There were no purchase accounting adjustments recorded during the nine months ended September 30, 2022.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Tropicana Las Vegas

On September 26, 2022, the Company completed its acquisition of the non-land assets of Tropicana Las Vegas from Penn Entertainment, Inc. (“PENN”) and GLPI. The total purchase price was $148.3 million. Cash paid by the Company at closing net of $1.8 million cash acquired, was $146.5 million, excluding transaction costs.

In connection with the acquisition of Tropicana Las Vegas, the Company entered into a lease arrangement with GLPI to lease the land underlying the Tropicana Las Vegas property for an initial term of 50 years at annual rent of $10.5 million.

The identifiable intangible assets recorded in connection with the closing of the Tropicana Las Vegas acquisition are based on preliminary valuations and include rated player relationships, a trade name and pre-bookings of $2.6 million, $1.7 million and $0.8 million, respectively, which are being amortized on a straight-line basis over their estimated useful lives of approximately 9 years, 3 years and 2 years, respectively. The preliminary fair value of the identifiable intangible assets acquired was determined by using an income approach. Goodwill recognized is deductible for local tax purposes and has been assigned as of the acquisition date to the Company’s Casinos & Resorts reportable segment, which includes the reporting unit expected to benefit from the synergies of the acquisition. Qualitative factors that contribute to the recognition of goodwill include an organized workforce and expected synergies from integrating the property into the Company’s casino portfolio and future development of its omni-channel strategy.

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed in connection with the Tropicana Las Vegas acquisition on September 26, 2022.

(in thousands)	Preliminary as of September 30, 2022
Cash and cash equivalents	$1,775
Accounts receivable, net	4,384
Inventory and prepaid expenses and other current assets	4,622
Property and equipment, net	136,116
Right of use assets, net	164,347
Intangible assets, net	5,140
Goodwill	4,402
Other assets	766
Total current liabilities	(8,725)
Lease liabilities	(164,173)
Other long-term liabilities	(395)
Total purchase price	$148,259

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

Monkey Knife Fight - On March 23, 2021, the Company acquired Fantasy Sports Shark, LLC (d/b/a Monkey Knife Fight) for total consideration of $118.6 million including, (1) immediately exercisable penny warrants to purchase up to 984,446 of the Company’s common shares (subject to adjustment) at closing and (2) contingent penny warrants to purchase up to 787,557 additional Company common shares, half of which are issuable on each of the first and second anniversary of closing. The contingency relates to MKF’s continued operations in jurisdictions in which it operates at closing at future dates.

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

Telescope - On August 12, 2021, the Company acquired an 84.16% controlling interest in Telescope, a leading provider of real-time audience engagement solutions for live events, gamified second screen experiences and interactive livestreams, for $25.9 million in cash, net of cash acquired. The remaining 15.84% of Telescope is owned by certain selling shareholders and is reported as a non-controlling interest. The non-controlling interest is convertible into shares of Bally’s common stock based on a fixed exchange ratio share-settlement feature, valued using the Company’s common stock price, and is classified as permanent equity. During the three and nine months ended September 30, 2022, certain selling shareholders exercised their right to convert to Bally’s common stock reducing the non-controlling interest. Earnings attributable to the non-controlling interest are not material for the three and nine months ended September 30, 2022 and 2021.

Degree 53 - On October 25, 2021, the Company acquired Degree 53, a UK-based creative agency that specializes in multi-channel website and personalized mobile app and software development for the online gambling and sports industries, for $7.8 million in cash, net of cash acquired.

The identifiable intangible assets recorded in connection with the closing of SportCaller, MKF, Bally’s Interactive, AVP, Telescope and Degree 53 (collectively the “North America Interactive Acquisitions”) include customer relationships of $41.5 million, which are being amortized over estimated useful lives between three and ten years, developed software of $122.4 million, which is being amortized over estimated useful lives between three and ten years, and trade names of $3.1 million, which are being amortized over estimated useful lives between 10 and 15 years. Total goodwill recorded in connection with the North America Interactive Acquisitions was $250.7 million. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill, which consist primarily of benefits from acquiring a talented technology workforce and management team experienced in the online gaming industry, and securing buyer-specific synergies expected to contribute to the Company’s omni-channel strategy which are expected to increase revenue and profits within the Company’s North America Interactive reportable segment. The goodwill of the North America Interactive Acquisitions has been assigned, as of the acquisition date, to the Company’s North America Interactive reportable segment.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the North America Interactive Acquisitions.

(in thousands)	As of September 30, 2022(1)
Cash and cash equivalents	$8,689
Accounts receivable, net	4,498
Prepaid expenses and other current assets	3,104
Property and equipment, net	596
Intangible assets, net	167,075
Goodwill	250,730
Total current liabilities	(14,787)
Deferred tax liability	(15,811)
Acquired non-controlling interest	(3,760)
Net investment in the North America Interactive Acquisitions	$400,334
__________________________________
(1)    As of September 30, 2022, the purchase price allocation of Degree 53 is preliminary and are final for Bally’s Interactive, AVP, Telescope, SportCaller and MKF.

During the three and nine months ended September 30, 2022, the Company recorded purchase accounting adjustments for the North America Interactive Acquisitions, increasing both goodwill and accrued liabilities by $0.2 million.

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

The identifiable intangible assets recorded in connection with the closing of the Gamesys acquisition are based on preliminary valuations and primarily include customer relationships of $980.2 million and developed technology of $282.0 million, both of which are being amortized over seven years, and trade names of $249.8 million, which have indefinite lives. Total goodwill of $1.68 billion represents the excess purchase price over the preliminary fair value of the assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill, which consist primarily of benefits from acquiring a talented technology workforce and management team experienced in the online gaming industry. Goodwill associated with the Gamesys acquisition is assigned as of the acquisition date to the Company’s International Interactive and North America Interactive reportable segments in the amounts of $1.65 billion and $33.3 million, respectively, which include the reporting units expected to benefit from the synergies arising from the acquisition. The assignment of goodwill to reporting units is based upon preliminary valuations subject to change throughout the measurement period. Goodwill recognized is not deductible for local tax purposes.

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

(in thousands)	Preliminary as of December 31, 2021	Year to Date Adjustments	Preliminary as of September 30, 2022
Cash and cash equivalents and restricted cash	$183,306	$—	$183,306
Accounts receivable, net	35,851	—	35,851
Prepaid expenses and other current assets	27,876	542	28,418
Property and equipment, net	15,230	—	15,230
Right of use assets, net	14,185	—	14,185
Goodwill	1,678,476	277	1,678,753
Intangible assets, net	1,513,023	—	1,513,023
Other assets	17,668	—	17,668
Accounts payable	(47,881)	—	(47,881)
Accrued income taxes	(40,250)	—	(40,250)
Accrued liabilities	(177,109)	(819)	(177,928)
Long-term debt, net	(456,469)	—	(456,469)
Lease liabilities	(14,185)	—	(14,185)
Deferred tax liability	(143,924)	—	(143,924)
Other long-term liabilities	(6,680)	—	(6,680)
Total purchase price	$2,599,117	$—	$2,599,117

Supplemental Pro Forma Consolidated Information

The following unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2021 combines the Company’s historical results with pro forma amounts for Bally’s Lake Tahoe, Bally’s Evansville and Gamesys. The unaudited pro forma consolidated financial information assumes that the acquisitions of Bally’s Lake Tahoe, Bally’s Evansville and Gamesys had occurred as of January 1, 2020. The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments related to the issuance of new debt and equity offerings as of January 1, 2020 as well as non-recurring adjustments for amortization of acquired intangible assets, compensation expense for share-based compensation arrangements that were cash settled in conjunction with the acquisitions, interest expense, transaction costs, together with the consequential tax effects. The revenue, earnings and pro forma effects of the Bally’s Interactive Acquisitions and Bally’s Quad Cities completed during the year ended December 31, 2021 and Tropicana Las Vegas in the third quarter of 2022 are not material to results of operations, individually or in the aggregate.

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

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2021
Revenue	$595,051	$1,676,782
Net loss	$(27,092)	$(53,411)

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2022 and December 31, 2021, prepaid expenses and other current assets was comprised of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Services and license agreements	$23,340	$21,496
Due from payment service providers	21,246	15,984
Sales tax	8,346	18,308
Deposits	6,077	8,748
Prepaid marketing	6,154	10,066
Convertible loans	4,796	—
Purse funds	9,336	8,286
Unbilled revenue	3,504	7,759
Prepaid insurance	9,369	9,637
Other	8,566	4,179
Total prepaid expenses and other current assets	$100,734	$104,463

7.    PROPERTY AND EQUIPMENT

As of September 30, 2022 and December 31, 2021, property and equipment was comprised of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Land	$59,378	$75,328
Land improvements	31,197	34,704
Building and improvements	743,936	650,837
Equipment	232,388	182,006
Furniture and fixtures	60,937	47,258
Construction in process	89,335	53,715
Total property, plant and equipment	1,217,171	1,043,848
Less: Accumulated depreciation	(246,571)	(205,197)
Property and equipment, net	$970,600	$838,651

Depreciation expense relating to property and equipment for the three months ended September 30, 2022 and 2021 was $17.0 million and $13.5 million, respectively. Depreciation expense relating to property and equipment for the nine months ended September 30, 2022 and 2021 was $49.9 million and $37.4 million, respectively. During the three and nine months ended September 30, 2022 there was $0.5 million and $1.2 million of capitalized interest, respectively. There was no capitalized interest during the three and nine months ended September 30, 2021.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.    GOODWILL AND INTANGIBLE ASSETS

The change in carrying value of goodwill by reportable segment for the nine months ended September 30, 2022 is as follows (in thousands):

	Casinos & Resorts	North America Interactive	International Interactive	Total
Goodwill as of December 31, 2021(1)	$201,952	$283,358	$1,637,343	$2,122,653
Goodwill from current year business acquisitions	4,402	—	—	4,402
Effect of foreign exchange	—	(3,001)	(266,363)	(269,364)
Purchase accounting adjustments on prior year business acquisitions	(1,285)	239	277	(769)
Goodwill as of September 30, 2022(1)	$205,069	$280,596	$1,371,257	$1,856,922
__________________________________
(1)    Casinos & Resorts amounts are net of accumulated goodwill impairment charges of $5.4 million.

The change in intangible assets, net for the nine months ended September 30, 2022 is as follows (in thousands):

Intangible assets, net as of December 31, 2021	$2,477,952
Additions in current period	106,354
Change in TRA with Sinclair(1)	(6,410)
Effect of foreign exchange	(223,931)
Other	(574)
Less: Amortization	(177,626)
Intangible assets, net as of September 30, 2022	$2,175,765
__________________________________
(1)    Refer to Note 2 “Significant Accounting Policies” for further information.

The Company’s identifiable intangible assets consist of the following:

	Weighted average remaining life (in years)	September 30, 2022
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Naming rights - Sinclair(1)	8.5	$330,981	$(50,740)	$280,241
Trade names	9.2	28,697	(17,308)	11,389
Hard Rock license	24.7	8,000	(2,000)	6,000
Customer relationships	6.0	873,889	(135,009)	738,880
Developed technology	6.5	345,730	(53,071)	292,659
Internally developed software	4.7	61,875	(4,317)	57,558
Gaming licenses	8.2	31,928	(3,740)	28,188
Other	2.9	4,789	(1,602)	3,187
Total amortizable intangible assets		1,685,889	(267,787)	1,418,102

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	529,171	—	529,171
Trade names	Indefinite	227,486	—	227,486
Other	Indefinite	1,006	—	1,006
Total unamortizable intangible assets		757,663	—	757,663
Total intangible assets, net		$2,443,552	$(267,787)	$2,175,765
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
__________________________________
(2)    See note (1) above.

Amortization of intangible assets was approximately $56.8 million and $15.5 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $177.6 million and $30.1 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table reflects the remaining amortization expense associated with the finite-lived intangible assets as of September 30, 2022:

(in thousands)
Remaining 2022	$56,530
2023	225,772
2024	222,339
2025	218,637
2026	214,106
Thereafter	480,718
Total	$1,418,102

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		September 30, 2022
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$164,462	$—	$—
Restricted cash	Cash and cash equivalents	55,669	—	—
Other current assets	Prepaid expenses and other current assets	7	—	—
Convertible loans	Prepaid expenses and other current assets	4,796	—	—
Convertible loans	Other assets	—	—	4,685
Investments in equity securities	Other assets	3,291	—	—
Total		$228,225	$—	$4,685
Liabilities:
Sinclair Performance Warrants	Naming rights liabilities	$—	$—	$36,116
Contingent consideration	Contingent consideration payable	—	—	8,436
Total		$—	$—	$44,552

		December 31, 2021
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$206,193	$—	$—
Restricted cash	Cash and cash equivalents	68,647	—	—
Other current assets	Prepaid expenses and other current assets	176	—	—
Convertible loans	Other assets	5,905	—	2,025
Total		$280,921	$—	$2,025
Liabilities:
Sinclair Performance Warrants	Naming rights liabilities	$—	$—	$69,564
Contingent consideration	Contingent consideration payable	—	—	34,931
Total		$—	$—	$104,495

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities:

(in thousands)	Sinclair Performance Warrants	Contingent Consideration	Convertible Loans	Total
Beginning as of December 31, 2021	$69,564	$34,931	$2,025	$106,520
Additions in the period (acquisition fair value)	—	—	3,277	3,277
Reductions in the period	—	(15,862)	—	(15,862)
Change in fair value	(33,448)	(10,633)	(617)	(44,698)
Ending as of September 30, 2022	$36,116	$8,436	$4,685	$49,237

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	Sinclair Performance Warrants	Contingent Consideration	Total
Beginning as of December 31, 2020	$88,119	$—	$88,119
Additions in the period (acquisition fair value)	—	58,623	58,623
Change in fair value	(155)	(14,932)	(15,087)
Ending as of September 30, 2021	$87,964	$43,691	$131,655

The gains (losses) recognized in the condensed consolidated statement of operations for derivatives not designated as hedging instruments during the three and nine months ended September 30, 2022 and 2021 are as follows:

	Condensed Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2022	2021	2022	2021
Foreign exchange forward contracts	Other, net	$—	$(6,003)	$—	$(20,776)
Sinclair Performance Warrants	Change in value of naming rights liabilities	$37	$6,965	$33,448	$155
Sinclair Options	Change in value of naming rights liabilities	$—	$—	$—	$(1,526)

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

Convertible loans

The Company has certain agreements with vendors to provide a portfolio of games to its customers. Pursuant to these agreements, the Company has issued loans to its vendors and has an option to convert the loans to shares of the vendors’ equity, exercisable within a specified time period. The Company recorded the short-term portion of the instruments within “Prepaid expenses and other current assets” and the long-term portion of the instruments within “Other assets” at their fair value. The fair value of the loans to vendors with share prices quoted on active markets are classified within Level 1 of the hierarchy and the fair value of the loans to vendors with share values based on unobservable inputs are classified within Level 3 of the hierarchy, both with changes to fair value included within “Other, net” of the condensed consolidated statements of operations.

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

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$1,887,288	$1,930,413	$1,897,030	$1,945,000
5.625% Senior Notes due 2029	734,028	518,523	732,660	746,250
5.875% Senior Notes due 2031	732,607	503,458	731,537	754,223

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.    ACCRUED LIABILITIES
As of September 30, 2022 and December 31, 2021, accrued liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
GLPI advance deposit(1)	$200,000	$—
Gaming liabilities	156,504	170,508
Compensation	55,253	49,764
Interest payable	14,767	46,292
Other	126,422	134,864
Total accrued liabilities	$552,946	$401,428
__________________________________
(1)    Refer to Note 13 “Leases” for further information.

11.    ACQUISITION, INTEGRATION AND RESTRUCTURING

The following table reflects acquisition, integration and restructuring expenses the Company recorded during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Acquisition and integration costs:
Gamesys	$2,941	$3,749	$4,119	$17,320
North America Interactive acquisitions(1)	686	842	3,033	4,833
Chicago, Illinois	2,226	—	8,098	—
Other(2)	2,551	2,206	6,112	15,304
Total	8,404	6,797	21,362	37,457
Restructuring expense	878	—	3,312	—
Total acquisition, integration and restructuring	$9,282	$6,797	$24,674	$37,457
__________________________________
(1)    Includes costs associated with the acquisition and integration of Bally’s Interactive, SportCaller, MKF, AVP and Telescope, which are included within the North America Interactive segment.
(2)    Includes costs in connection with the development of a casino in Centre County, Pennsylvania, the completed acquisitions of Bally’s Atlantic City, Bally’s Black Hawk, Bally’s Dover, Bally’s Evansville, Bally’s Lake Tahoe, Bally’s Quad Cities, Bally’s Shreveport, Tropicana Las Vegas and other transactions.

Restructuring Expense

During the three and nine months ended September 30, 2022, the Company incurred restructuring expense of $0.9 million and $3.3 million, respectively, attributable to severance costs incurred. There was no restructuring expense in the three and nine months ended September 30, 2021. The following table summarizes the restructuring liability accrual activity by segment during the nine months ended September 30, 2022:

(in thousands)	North America Interactive	International Interactive	Total
Restructuring liability as of December 31, 2021	$142	$264	$406
Additions	212	3,100	3,312
Payments	(354)	(3,364)	(3,718)
Restructuring liability as of September 30, 2022	$—	$—	$—

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.    LONG-TERM DEBT

As of September 30, 2022 and December 31, 2021, long-term debt consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Term Loan Facility	$1,930,413	$1,945,000
Revolving Credit Facility	75,000	85,000
5.625% Senior Notes due 2029	750,000	750,000
5.875% Senior Notes due 2031	750,000	750,000
Less: Unamortized original issue discount	(28,672)	(31,425)
Less: Unamortized deferred financing fees	(47,818)	(52,348)
Long-term debt, including current portion	3,428,923	3,446,227
Less: Current portion of Term Loan and Revolving Credit Facility	(19,450)	(19,450)
Long-term debt, net of discount and deferred financing fees; excluding current portion	$3,409,473	$3,426,777

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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. As of September 30, 2022, the Company’s borrowings under the Revolving Credit Facility did not exceed 30% and therefore, financial covenants did not apply.

13.    LEASES

GLPI Leases

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

On September 26, 2022, the Company completed its acquisition of the non-land assets of Tropicana Las Vegas from PENN and GLPI for $148.3 million, subsequently leasing the land underlying the Tropicana Las Vegas property from GLPI, for an initial term of 50 years (with a maximum term of 99 years with renewal options) at annual rent of $10.5 million. During the third quarter of 2022, the Company recognized a lease liability and corresponding right of use asset of $164.2 million and $164.3 million, respectively.

All GLPI leases are accounted for as operating leases within the provisions of ASC 842, Leases (“ASC 842”), over the lease term or until a re-assessment event occurs.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the third quarter of 2022, the Company received an advance deposit of $200.0 million in connection with an agreement entered into with GLP Capital, L.P., the operating partnership of GLPI (“GLP”), on June 28, 2022 to acquire the real property assets of Hard Rock Biloxi along with Bally’s Tiverton. Pursuant to the terms of the transaction, the Company will immediately lease back both properties under the above-mentioned Master Lease with GLPI. The deposit will be credited or repaid to GLP at the earlier of closing or December 31, 2023 and is recorded within “Accrued liabilities” in the condensed consolidated balance sheets.

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

The Company had operating lease liabilities of approximately $823.3 million and $531.0 million as of September 30, 2022 and December 31, 2021, respectively, and right of use assets of approximately $798.0 million and $507.8 million as of September 30, 2022 and December 31, 2021, respectively, which were included in the condensed consolidated balance sheets.

Total lease cost under ASC 842 for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating leases:
Operating lease cost	$19,566	$13,214	$52,130	$20,909
Variable lease cost	2,301	706	6,119	1,624
Operating lease expense	21,867	13,920	58,249	22,533
Short-term lease expense	4,990	5,084	13,693	7,907
Total lease expense	$26,857	$19,004	$71,942	$30,440

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplemental cash flow and other information for the three and nine months ended September 30, 2022 and 2021, related to operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$17,816	$12,249	$46,823	$18,386
Right of use assets obtained in exchange for operating lease liabilities	$166,607	$1,106	$316,729	$127,729

	September 30, 2022	December 31, 2021
Weighted average remaining lease term	26.7 years	15.3 years
Weighted average discount rate	8.2%	6.1%

As of September 30, 2022, future minimum rental commitments under noncancelable operating leases are as follows:

(in thousands)	September 30, 2022
Remaining 2022	$21,615
2023	78,842
2024	82,641
2025	85,774
2026	85,003
Thereafter	1,349,439
Total	1,703,314
Less: present value discount	(880,013)
Operating lease liabilities	$823,301

Future operating lease payments as shown above include $87.7 million related to extension options that are reasonably certain of being exercised.

The Company also has leasing arrangements with third-party lessees at its properties. Leasing arrangements for which the Company acts as a lessor are not deemed material as of September 30, 2022 and December 31, 2021.

14.    EQUITY PLANS

Equity Incentive Plans

The Company has three equity incentive plans: the 2010 BLB Worldwide Holdings, Inc. Stock Option Plan (the “2010 Option Plan”), the 2015 Stock Incentive Plan (“2015 Incentive Plan”) and the Bally’s Corporation 2021 Equity Incentive Plan (“2021 Incentive Plan”), collectively (the “Equity Incentive Plans”).

The 2010 Option Plan provided for options to acquire 2,455,368 shares of the Company’s common stock. Options granted to employees, officers and directors of the Company under the 2010 Option Plan vested on various schedules by individual as defined in the individual participants’ option agreements. Vested options can generally be exercised all or in part at any time until the tenth anniversary of the date of grant. Effective December 9, 2015, it was determined that no new awards would be granted under the 2010 Option Plan. During the three months ended March 31, 2022, there were 20,000 options exercised at a weighted average exercise price of $4.31 per share and an aggregate intrinsic value of $0.1 million. As of September 30, 2022, there were no unexercised options outstanding.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The 2015 Incentive Plan provided for the grant of stock options, time-based restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”) and other awards (collectively, “restricted awards”) (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 2015 Incentive Plan authorized for the issuance of up to 1,700,000 shares of the Company’s common stock pursuant to grants of awards made under the plan. Effective May 18, 2021, no new awards were granted under the 2015 Incentive Plan as a result of the new 2021 Incentive Plan being approved at the Company’s 2021 Annual Shareholder Meeting. The 2021 Incentive Plan provides for the grant of stock options, RSAs, RSUs, PSUs and other awards (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 4,250,000 shares of the Company’s common stock, decreased by the number of shares subject to awards granted under the 2015 Incentive Plan between December 31, 2020 and May 18, 2021, or 221,464 shares, plus any shares subject to awards granted under the 2021 Incentive Plan or the 2015 Incentive Plan that are added back to the share pool under the 2021 Incentive Plan pursuant to the plan’s share counting rules, are authorized for issuance under the 2021 Incentive Plan. During the nine months ended September 30, 2022, the Company granted 427,484 restricted awards with an aggregate intrinsic value of $13.5 million under the 2021 Incentive Plan. As of September 30, 2022, 3,121,976 shares remain available for grant under the 2021 Incentive Plan, which includes shares added back to the share pool based on share counting rules. There were 1,057,052 restricted awards outstanding as of September 30, 2022.

Share-Based Compensation

The Company recognized total share-based compensation expense of $6.7 million and $18.1 million for the three and nine months ended September 30, 2022, respectively, and $5.4 million and $13.8 million for the three and nine months ended September 30, 2021, respectively. The total income tax benefit for share-based compensation arrangements was $1.8 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively, and $4.7 million and $4.0 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Dover Downs Defined Benefit Pension Plan

The net periodic benefit (income) cost and other changes in plan assets and benefit obligations, excluding service cost, is set forth in the table below for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Service cost	$—	$—	$—	$—
Interest cost	202	224	606	672
Expected return on plan assets	(443)	(357)	(1,329)	(1,071)
Net periodic benefit income	$(241)	$(133)	$(723)	$(399)

Contributions

There is no minimum pension contribution required to be made to the Dover Downs Pension Plan under the Employee Retirement Income Security Act of 1974, as amended in 2021, for the year ended December 31, 2022. The Company does not expect to contribute in 2022. There were no contributions made to the Dover Downs Pension Plan during the three and nine months ended September 30, 2022, and $0.2 million and $0.4 million in contributions made to the Dover Downs Pension Plan during the three and nine months ended September 30, 2021, respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Defined Contribution Plans

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its US non-union employees and certain union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. Gamesys also operates defined contribution retirement benefit plans for their UK, US, Toronto, Isle of Man and Gibraltar offices. Eligible employees are allowed to contribute between 3-5% of their base salary to the various plans and the Company matches all employee contributions. Total employer contribution expense was $1.6 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and $5.4 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively.

16.    STOCKHOLDERS’ EQUITY

Capital Return Program and Quarterly Cash Dividend

On July 27, 2022, the Company completed a modified Dutch auction tender offer (the “Offer”) and repurchased 4.7 million shares of its common stock for cash at a price of $22.00 per share for an aggregate purchase price of $103.3 million.

Total share repurchase activity during the nine months ended September 30, 2022 was as follows:

(in thousands, except share and per share data)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Number of common shares repurchased	5,368,334	5,718,950
Total cost	$119,254	$132,542
Average cost per share, including commissions	$22.21	$23.18
__________________________________
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

The Company retired 5,368,334 and 6,514,528 shares of its common stock held in treasury during the three and nine months ended September 30, 2022, respectively. The Company retired 10,042 and 2,099,268 shares of its common stock held in treasury during the three and nine months ended September 30, 2021, respectively. The shares were returned to the status of authorized but unissued shares. As of September 30, 2022, there were no shares remaining in treasury.

There were no cash dividends paid during the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, $215.4 million and $347.9 million, respectively, remained available for use under the above-mentioned capital return program, subject to regulatory and debt agreements limitations.

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

Changes to Authorized Shares

On May 18, 2021, following receipt of required shareholder approvals, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million to 200 million, and authorize the issuance of up to 10 million shares of preferred stock. As of September 30, 2022 and December 31, 2021, no shares of preferred stock have been issued.

Shares Outstanding

As of September 30, 2022, the Company had 47,287,301 common shares issued and outstanding. The Company issued warrants, options and other contingent consideration in acquisitions and strategic partnerships that are expected to result in the issuance of common shares in future periods resulting from the exercise of warrants and options or the achievement of certain performance targets. These incremental shares as of September 30, 2022 are summarized below:

Sinclair Penny Warrants (Note 2)	7,911,724
Sinclair Performance Warrants (Note 2)	3,279,337
Sinclair Options(1) (Note 2)	1,639,669
MKF penny warrants (Note 5)	34,455
MKF contingent shares (Note 5)	339,848
Telescope contingent shares (Note 5)	11,533
SportCaller contingent shares(2) (Note 5)	319,276
Outstanding awards under Equity Incentive Plans (Note 14)	1,057,052
14,592,894
__________________________________
(1)    Consists of four equal tranches to purchase shares with exercise prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing of the Sinclair Agreement.
(2)    The contingent consideration related to the SportCaller acquisition is 6.5M EUR as of September 30, 2022, payable in shares subject to certain post-acquisition earn-out targets and based on share price at time of payment. For purposes of this estimate, the Company used the EUR>US Dollar conversion rate of 0.9706 as of September 30, 2022 and the closing share price of Company common shares of $19.76 per share to calculate the shares expected to be issued if earn-out targets are met.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reflect the changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2022 and 2021, respectively:

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2021	$(25,833)	$(976)	$(26,809)
Current period other comprehensive loss	(483,548)	—	(483,548)
Accumulated other comprehensive loss at September 30, 2022	$(509,381)	$(976)	$(510,357)

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2020	$—	$(3,144)	$(3,144)
Current period other comprehensive loss	(1,414)	—	(1,414)
Reclassification adjustment to net earnings	—	122	122
Accumulated other comprehensive loss at September 30, 2021	$(1,414)	$(3,022)	$(4,436)

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

The Company’s three reportable segments as of September 30, 2022 are:

Casinos & Resorts - Bally’s Atlantic City, Bally’s Black Hawk, Bally’s Dover, Bally’s Evansville, Bally’s Kansas City, Bally’s Lake Tahoe, Bally’s Quad Cities, Bally’s Shreveport, Bally’s Tiverton, Bally’s Twin River, Bally’s Vicksburg, Hard Rock Biloxi, Tropicana Las Vegas and Bally’s Arapahoe Park.

North America Interactive - Bally’s Interactive, SportCaller, MKF, AVP, Telescope, Degree 53, Live at the Bike, Gamesys’ North American operations and online and mobile sports betting operations.

International Interactive - Gamesys’ European and Asian operations.

The Company is currently evaluating the impact of the development of casinos in Centre County, Pennsylvania and Chicago, Illinois on its operating and reportable segments; however, it is expected that they will be included within the Casinos & Resorts segment.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of September 30, 2022, the Company’s operations were predominately in the US, Europe and Asia with a less substantive footprint in other countries world-wide. For geographical reporting purposes, revenue generated outside of the US has been aggregated into the International Interactive reporting segment, and consists primarily of revenue from the UK and Japan. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue
Casinos & Resorts	$328,540	$303,370	$908,385	$754,991
North America Interactive	22,130	11,409	55,407	19,787
International Interactive	227,579	—	715,224	—
Total	$578,249	$314,779	$1,679,016	$774,778

Adjusted EBITDA(1)
Casinos & Resorts	$106,905	$93,102	$268,696	$242,528
North America Interactive	(19,672)	(5,583)	(59,871)	(4,093)
International Interactive	76,313	—	232,252	—
Other	(12,578)	(9,670)	(38,380)	(27,229)
Total	150,968	77,849	402,697	211,206

Operating income (expense)
Depreciation and amortization	(73,853)	(29,000)	(227,507)	(67,503)
Acquisition, integration and restructuring	(9,282)	(6,797)	(24,674)	(37,457)
Share-based compensation	(6,715)	(5,449)	(18,132)	(13,833)
Gain on sale-leaseback	—	—	50,766	53,425
Other	(7,456)	(8,869)	(21,649)	(8,098)
Income from operations	53,662	27,734	161,501	137,740
Other income (expense)
Interest expense, net of interest income	(53,572)	(31,306)	(145,085)	(72,879)
Other	1,640	(59,473)	46,563	(47,518)
Total other income (expense), net	(51,932)	(90,779)	(98,522)	(120,397)
Income (loss) before income taxes	1,730	(63,045)	62,979	17,343
(Provision) benefit for income taxes	(1,137)	5,400	(996)	(16,751)
Net income (loss)	$593	$(57,645)	$61,983	$592
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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Capital Expenditures
Casinos & Resorts	$46,008	$24,698	$150,389	$59,228
North America Interactive	4,097	2,827	6,004	3,078
International Interactive	887	—	10,554	—
Other	290	1,822	416	2,826
Total	$51,282	$29,347	$167,363	$65,132
Total assets are not regularly reviewed for each operating segment when assessing segment performance or allocating resources and, accordingly, are not presented.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income (loss)	$593	$(57,645)	$61,983	$592

Weighted average shares outstanding - basic	57,020	49,506	59,170	45,573
Weighted average effect of dilutive securities	42	—	68	303
Weighted average shares outstanding - diluted	57,062	49,506	59,238	45,876

Basic earnings (loss) per share	$0.01	$(1.16)	$1.05	$0.01
Diluted earnings (loss) per share	$0.01	$(1.16)	$1.05	$0.01
There were 5,299,749 and 5,105,113 share-based awards that were considered anti-dilutive for the three and nine months ended September 30, 2022, respectively. There were 4,953,791 and 4,922,577 share-based awards that were considered anti-dilutive for the three and nine months ended September 30, 2021, respectively.

On November 18, 2020, the Company issued Penny Warrants, Performance Warrants, and Options which participate in dividends with the Company’s common stock subject to certain contingencies. In the period in which the contingencies are met, those instruments are participating securities to which income will be allocated using the two-class method. The Performance Warrants and Options do not participate in net losses. The Penny Warrants were considered exercisable for little to no consideration and are therefore, included in basic shares outstanding at their issuance date. For the three and nine months ended September 30, 2022 and 2021, the shares underlying the Performance Warrants were anti-dilutive as certain contingencies were not met. Refer to Note 2 “Significant Accounting Policies” for further information regarding the Sinclair Agreement.

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

Overview

We are a global gaming, hospitality and entertainment company with a portfolio of casinos and resorts and online gaming businesses. We provide our customers with physical and interactive entertainment and gaming experiences, including traditional casino offerings, iCasino, online bingo, sportsbook, daily fantasy sports (“DFS”) and free-to-play (“F2P”) games.

As of September 30, 2022, we own and manage 15 land-based casinos and one horse racetrack in ten states across the United States (“US”) operating under Bally’s brand. Our land-based casino operations include approximately 14,400 slot machines, 600 table games and 5,300 hotel rooms, along with various restaurants, entertainment venues and other amenities. Certain of our properties are leased under a master lease agreement with Gaming and Leisure Properties, Inc. (“GLPI”), a publicly traded gaming-focused real estate investment trust (“REIT”). With our acquisition of London-based Gamesys Group Ltd. (“Gamesys”) on October 1, 2021, we expanded our geographical and product footprints to include an iGaming business with well-known brands providing iCasino and online bingo experiences to our global online customer base with concentrations in Europe and Asia and a growing presence in North America. Our iCasino and online bingo platforms and games content, sportsbook and F2P games are provided on a business-to-business (“B2B”) as well as a business-to-consumer (“B2C”) basis. Our revenues are primarily generated by these gaming and entertainment offerings. We own and operate our proprietary software and technology stack designed to allow us to provide consumers differentiated offerings and exclusive content.

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

In 2021, we acquired three casino and resort properties - Bally’s Lake Tahoe, Bally’s Evansville and Bally’s Quad Cities. We also announced plans to construct a land-based casino in Centre County, Pennsylvania, adding to our land-based casino presence. In 2022, we signed an agreement with the City of Chicago to develop a destination casino resort in downtown Chicago, Illinois and we completed the acquisition of Tropicana Las Vegas. Upon the completion of construction in both Centre County, Pennsylvania and Chicago, Illinois, we will own and manage 17 land-based casinos across 11 states.

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

Operating Structure

Our business is organized into three reportable segments: (1) Casinos & Resorts, (2) North America Interactive, and (3) International Interactive.

Casinos & Resorts - includes our 15 land-based casino properties and one horse racetrack:

Property Name	Location
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey
Bally’s Black Hawk	Black Hawk, Colorado
Bally’s Dover Casino Resort (“Bally’s Dover”)	Dover, Delaware
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)	Evansville, Indiana
Bally’s Kansas City Casino (“Bally’s Kansas City”)(1)	Kansas City, Missouri
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)	Rock Island, Illinois
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)	Shreveport, Louisiana
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)	Tiverton, Rhode Island
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)	Lincoln, Rhode Island
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)	Biloxi, Mississippi
Tropicana Las Vegas Casino and Resort (“Tropicana Las Vegas”)	Las Vegas, Nevada
Bally’s Arapahoe Park	Aurora, Colorado
__________________________________
(1)    Consists of three casino properties: Bally's Black Hawk North Casino, Bally's Black Hawk West Casino and Bally's Black Hawk East Casino.

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

In addition, our master contracts with Rhode Island were extended through June 30, 2043, and allow for consolidation of promotional points between Bally’s Twin River and Bally’s Tiverton, obligate Bally’s Twin River to build a 50,000 square foot expansion, obligate Bally’s Twin River to lease at least 20,000 square feet of commercial space in the city of Providence, and commit us to invest $100 million in Rhode Island over this extended term, including an expansion and the addition of new amenities at Bally’s Twin River. June 2021 legislation enacted in Rhode Island authorized a joint venture with International Gaming Technology PLC (“IGT”) to become a licensed technology provider and supply the State of Rhode Island with all Video Lottery Terminals (“VLTs”) at both Bally’s Twin River and Bally’s Tiverton for a 20.5-year period starting January 1, 2023. IGT will own 60% of the joint venture. As of July 1, 2021, until the joint venture is operating, we will supply 23% of all VLTs in return for 7% net terminal income from the machines.

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

Beginning in the third quarter ended September 30, 2022, we have revised our calculation of Adjusted EBITDA to exclude adjustments for launch costs and preopening expenses. Tables reflected below within “Adjusted EBITDA and Adjusted EBITDAR by Segment” have been revised to reflect this new presentation.

Third Quarter and First Nine Months 2022 Results

We reported revenue and income from operations of $578.2 million and $53.7 million, respectively, for the three months ended September 30, 2022, compared to revenue and income from operations of $314.8 million and $27.7 million, respectively, for the same period last year. We reported revenue and income from operations of $1.68 billion and $161.5 million, respectively, for the nine months ended September 30, 2022, compared to revenue and income from operations of $774.8 million and $137.7 million, respectively, for the same period last year. Our properties are at full capacity and are operating under minimal restrictions and we have seen an increase in consumer confidence, which contributed to such increases. In addition, the increases include incremental revenues and income from our recent acquisitions.

Results of Operations

The following table presents, for the periods indicated, certain revenue and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Total revenue	$578.2	$314.8	$1,679.0	$774.8
Income from operations	53.7	27.7	161.5	137.7
Net income (loss)	0.6	(57.6)	62.0	0.6

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenue	100.0%	100.0%	100.0%	100.0%
Gaming, hotel, food and beverage, retail, entertainment and other expenses	43.4%	37.5%	45.3%	35.4%
Advertising, general and administrative	33.2%	44.6%	33.1%	41.6%
Goodwill and asset impairment	—%	—%	—%	0.6%
Gain on sale-leaseback, net	—%	—%	(3.0)%	(6.9)%
Other operating costs and expenses	1.4%	(0.2)%	1.5%	2.8%
Depreciation and amortization	12.8%	9.2%	13.6%	8.7%
Total operating costs and expenses	90.7%	91.2%	90.4%	82.2%
Income from operations	9.3%	8.8%	9.6%	17.8%
Other income (expense)
Interest income	—%	0.2%	—%	0.2%
Interest expense, net of amounts capitalized	(9.3)%	(10.1)%	(8.7)%	(9.6)%
Change in value of naming rights liabilities	—%	2.2%	2.0%	(0.2)%
Gain on bargain purchases	—%	(0.3)%	—%	3.0%
Loss on extinguishment of debt	—%	(6.2)%	—%	(2.5)%
Foreign exchange gain (loss)	—%	(13.6)%	0.1%	(5.6)%
Other, net	0.2%	(1.0)%	0.7%	(0.8)%
Total other income (expense), net	(9.0)%	(28.8)%	(5.9)%	(15.5)%
Income (loss) before income taxes	0.3%	(20.0)%	3.8%	2.2%
Provision (benefit) for income taxes	0.2%	(1.7)%	0.1%	2.2%
Net income (loss)	0.1%	(18.3)%	3.7%	0.1%
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

The following table sets forth certain financial information associated with results of operations for the three and nine months ended September 30, 2022 and 2021. Non-gaming revenue includes hotel, food and beverage and retail, entertainment and other revenue. Non-gaming expenses include hotel, food and beverage and retail, entertainment and other expenses. All amounts are before any allocation of corporate costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	2022	2021	$ Change
Revenue:
Gaming
Casinos & Resorts	$237,951	$229,034	$8,917	$681,472	$590,162	$91,310
North America Interactive	10,567	2,764	7,803	25,080	4,404	20,676
International Interactive	217,215	—	217,215	677,971	—	677,971
Total Gaming revenue	465,733	231,798	233,935	1,384,523	594,566	789,957
Non-gaming
Casinos & Resorts	90,589	74,336	16,253	226,913	164,829	62,084
North America Interactive	11,563	8,645	2,918	30,327	15,383	14,944
International Interactive	10,364	—	10,364	37,253	—	37,253
Total Non-gaming revenue	112,516	82,981	29,535	294,493	180,212	114,281
Total revenue	$578,249	$314,779	$263,470	$1,679,016	$774,778	$904,238
Operating costs and expenses:
Gaming
Casinos & Resorts	$78,229	$76,948	$1,281	$233,324	$187,093	$46,231
North America Interactive	12,462	1,449	11,013	34,263	1,908	32,355
International Interactive	106,505	—	106,505	352,872	—	352,872
Total Gaming expenses	197,196	78,397	118,799	620,459	189,001	431,458
Non-gaming
Casinos & Resorts	37,691	33,568	4,123	102,354	78,387	23,967
North America Interactive	7,779	6,066	1,713	12,125	6,933	5,192
International Interactive	8,024	—	8,024	26,036	—	26,036
Total Non-gaming expenses	53,494	39,634	13,860	140,515	85,320	55,195
Advertising, general and administrative
Casinos & Resorts	108,076	102,776	5,300	311,239	248,420	62,819
North America Interactive	21,899	22,054	(155)	72,965	27,616	45,349
International Interactive	36,737	—	36,737	104,064	—	104,064
Other	25,241	15,670	9,571	67,008	46,174	20,834
Total Advertising, general and administrative	$191,953	$140,500	$51,453	$555,276	$322,210	$233,066
Margins:
Gaming expenses as a percentage of Gaming revenue	42%	34%		45%	32%
Non-gaming expenses as a percentage of Non-gaming revenue	48%	48%		48%	47%
Advertising, general and administrative as a percentage of Total revenue	33%	45%		33%	42%

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

Total revenue

Total revenue for the three and nine months ended September 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Gaming	$465,733	$231,798	$233,935	100.9%	$1,384,523	$594,566	$789,957	132.9%
Hotel	45,675	32,903	12,772	38.8%	106,539	68,277	38,262	56.0%
Food and beverage	31,724	29,504	2,220	7.5%	83,147	68,386	14,761	21.6%
Retail, entertainment and other	35,117	20,574	14,543	70.7%	104,807	43,549	61,258	140.7%
Total revenue	$578,249	$314,779	$263,470	83.7%	$1,679,016	$774,778	$904,238	116.7%

Revenue for the three months ended September 30, 2022 increased 83.7%, or $263.5 million, to $578.2 million, from $314.8 million in the same period last year. Revenue for the nine months ended September 30, 2022 increased 116.7%, or $904.2 million, to $1.68 billion, from $774.8 million in the same period last year. We saw gaming, hotel, food and beverage, and retail, entertainment and other revenues grow, as we were able to operate with less restrictions across our properties compared to the prior year periods resulting from developments in the COVID-19 pandemic and an increase in consumer confidence.

Incremental revenues from our acquisitions that closed in 2021, which included Bally’s Evansville, Bally’s Lake Tahoe, Bally’s Quad Cities, Gamesys, and the majority of the North America Interactive acquisitions (collectively, the “2021 Acquisitions”), drove the increase in revenue year over year, contributing $232.4 million and $845.5 million to total revenue in the three and nine months ended September 30, 2022, respectively. Refer to Note 5 “Acquisitions” for further information on our recent acquisitions.

Operating costs and expenses

In the three months ended September 30, 2022, we recorded total operating costs and expenses of $524.6 million, up $237.5 million, or 82.8%, from $287.0 million in the same period last year. Total operating costs and expenses for the nine months ended September 30, 2022 increased $880.5 million, or 138.2%, to $1.52 billion, from $637.0 million in the same period last year.

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

Gaming and non-gaming expenses

Gaming and racing expenses for the three months ended September 30, 2022 increased $118.8 million, or 151.5%, to $197.2 million from $78.4 million in the prior year comparable period and increased $431.5 million, or 228.3%, to $620.5 million for the nine months ended September 30, 2022 from $189.0 million in the prior year comparable period. These increases were primarily attributable to the inclusion of expenses from our 2021 Acquisitions which contributed, in the aggregate, $116.8 million and $416.3 million, during the three and nine months ended September 30, 2022, respectively.

Non-gaming expenses for the three months ended September 30, 2022 increased $13.9 million, or 35.0%, to $53.5 million from $39.6 million in the same period last year. Non-gaming expenses for the nine months ended September 30, 2022 increased $55.2 million, or 64.7%, to $140.5 million from $85.3 million in the same period last year. These increases were primarily attributable to the inclusion of expenses from our 2021 Acquisitions which contributed, in the aggregate, $11.7 million and $44.6 million, during the three and nine months ended September 30, 2022, respectively.

Advertising, general and administrative

Advertising, general and administrative expenses for the three months ended September 30, 2022 increased $51.5 million, or 36.6%, to $192.0 million from $140.5 million in the same period last year. Advertising, general and administrative expenses for the nine months ended September 30, 2022 increased $233.1 million, or 72.3%, to $555.3 million from $322.2 million in the same period last year. These increases were primarily attributable to the inclusion of expenses from our 2021 Acquisitions which contributed, in the aggregate, $37.2 million and $192.2 million, during the three and nine months ended September 30, 2022, respectively.

Acquisition, integration and restructuring expense

We incurred $9.3 million and $24.7 million of acquisition, integration and restructuring expenses during the three and nine months ended September 30, 2022, respectively, compared to $6.8 million and $37.5 million in the prior year three and nine month periods, respectively. The decrease in expense year over year is driven by a reduction in Gamesys acquisition and integration costs offset by an increase in costs attributable to Bally’s Chicago. Refer to Note 11 “Acquisition, Integration and Restructuring” for further information.

Other operating (income), costs and expenses

During the three and nine months ended September 30, 2022, we recorded a gain from insurance recoveries, net of losses of $1.3 million and $1.4 million, respectively, primarily attributable to insurance recoveries related to prior litigation matters. During the three and nine months ended September 30, 2021, the Company recorded a gain from insurance recoveries, net of losses of $7.9 million and $19.2 million, respectively, primarily attributable to insurance proceeds received due to the effects of Hurricane Zeta.

The Company recorded rebranding expenses of $0.1 million and $0.4 million during the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $1.7 million during the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2021, we also recorded asset impairment charges of $4.7 million related to the Dover Downs and Bally’s Black Hawk trade names in connection with our rebranding.

Additionally, during the nine months ended September 30, 2022, we sold our Bally’s Black Hawk and Bally’s Quad Cities properties to GLPI and recorded a gain on sale-leaseback of $50.8 million. During the nine months ended September 30 2021, we sold our Bally’s Dover property to GLPI and recorded a gain on sale-leaseback of $53.4 million.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2022 was $73.9 million, an increase of $44.9 million, and $227.5 million for the nine months ended September 30, 2022, an increase of $160.0 million, each compared to the same period last year. The increase in depreciation and amortization is attributable to the inclusion of our 2021 acquisitions, which contributed an aggregate of $46.3 million and $154.7 million in the three and nine months ended September 30, 2022, respectively.

Income from operations

Income from operations was $53.7 million for the three months ended September 30, 2022, compared to $27.7 million in the comparable period in 2021. Income from operations was $161.5 million for the nine months ended September 30, 2022 compared to $137.7 million in 2021. These changes year-over-year were driven by revenue growth resulting from a return in visitation to our properties as COVID-19 restrictions were lifted coupled with a benefit from our 2021 Acquisitions, offset by increased operating expenses.

Other income (expense)

Total other expense for the three months ended September 30, 2022 was $51.9 million, compared to $90.8 million in the same period last year. This change was driven mainly by a decrease in foreign currency losses of $43.1 million and a loss on extinguishment of debt of $19.4 million incurred during the three months ended September 30, 2022, offset by an increase in interest expense of $21.9 million.

Total other expense for the nine months ended September 30, 2022 decreased $21.9 million to $98.5 million compared to $120.4 million in the same period last year. During the first nine months of 2022, there was a decrease in foreign currency exchange losses of $45.6 million and a decrease in losses from the extinguishment of debt of $19.4 million, offset by bargain purchase gains described above, and an increase in interest expense of $71.1 million due to increased borrowings and higher interest rates year-over-year.

Provision (benefit) for income taxes

Provision for income taxes for the three months ended September 30, 2022 was $1.1 million compared to a tax benefit of $5.4 million for the three months ended September 30, 2021. The effective tax rate for the quarter was 65.7% compared to 8.6% for the three months ended September 30, 2021. The provision for income taxes for the nine months ended September 30, 2022 was $1.0 million compared to $16.8 million for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 was 1.6% compared to 96.6% for the nine months ended September 30, 2021. The 2022 year to date effective tax rate was lower than the US federal statutory tax rate of 21%, largely due to a tax benefit recorded in foreign jurisdictions during the year, offset by a discrete item related to the gain on sale leaseback transactions in Colorado and Illinois. The 2021 year to date effective tax rate was higher than the US federal statutory rate of 21%, largely due to discrete items related to the gain on sale leaseback in Delaware and foreign currency translation.

Net income (loss) and earnings per share

Net income for the three months ended September 30, 2022 was $0.6 million, or $0.01 per diluted share, an increase of $58.2 million, or 101.0%, from net loss of $57.6 million, or $(1.16) per diluted share, in the same period last year. As a percentage of revenue, net income increased from (18.3)% for the three months ended September 30, 2021 to 0.1% for the three months ended September 30, 2022.

Net income for the nine months ended September 30, 2022 was $62.0 million, an increase of $61.4 million, or 10370.1%, from $0.6 million, or $0.01 per diluted share, in the same period last year. As a percentage of revenue, net income decreased to 3.7% for the nine months ended September 30, 2022 from 0.1% for the nine months ended September 30, 2021.

These changes were impacted by the factors noted above.

Adjusted EBITDA and Adjusted EBITDAR by Segment

Consolidated Adjusted EBITDA was $151.0 million for the three months ended September 30, 2022, up $73.1 million, or 93.9%, from $77.8 million in the same period last year. Consolidated Adjusted EBITDA was $402.7 million for the nine months ended September 30, 2022, up $191.5 million, or 90.7%, from $211.2 million in the same period last year.

Adjusted EBITDA for the Casinos & Resorts segment for the three months ended September 30, 2022 increased $13.8 million, or 14.8%, to $106.9 million and increased $26.2 million, or 10.8%, to $268.7 million for the nine months ended September 30, 2022, each compared to the same prior year periods. Casinos & Resorts Adjusted EBITDAR was $118.7 million and $303.4 million in the three and nine months ended September 30, 2022, respectively, which further adjusts Adjusted EBITDA for rent expense associated with our operating leases, as defined below.

Adjusted EBITDA for the North America Interactive segment for the three months ended September 30, 2022 decreased $14.1 million to $(19.7) million and decreased $55.8 million to $(59.9) million for the nine months ended September 30, 2022, each compared to the same prior year periods, mainly due to increased operating costs.

Adjusted EBITDA for the International Interactive segment for the three and nine months ended September 30, 2022 was $76.3 million and $232.3 million, respectively, directly attributable to our acquisition of Gamesys on October 1, 2021.

The following tables reconcile Adjusted EBITDA and Casinos & Resorts Adjusted EBITDAR, non-GAAP measures, to net income, as derived from our financial statements (in thousands):

	Three Months Ended September 30, 2022
	Casinos & Resorts	North America Interactive	International Interactive	Other	Total
Net income (loss)	$50,970	$(22,675)	$38,121	$(65,823)	$593
Interest expense, net of interest income	(1)	(8)	(89)	53,670	53,572
Provision (benefit) for income taxes	17,394	(4,683)	(6,617)	(4,957)	1,137
Depreciation and amortization	15,536	8,113	41,880	8,324	73,853
Non-operating (income) expense (1)	—	(113)	(912)	(362)	(1,387)
Foreign exchange (gain) loss	—	(1,465)	1,224	(12)	(253)
Acquisition, integration and restructuring	—	164	2,713	6,405	9,282
Strategic initiatives(2)	3,061	—	—	5,709	8,770
Share-based compensation	—	—	—	6,715	6,715
Other (3)	(698)	338	—	(954)	(1,314)
Allocation of corporate costs	20,643	657	(7)	(21,293)	—
Adjusted EBITDA	$106,905	$(19,672)	$76,313	$(12,578)	$150,968
Rent expense associated with triple net operating leases(4)	11,835
Adjusted EBITDAR	$118,740
__________________________________
(1)    Non-operating (income) expense for the applicable periods include: (i) change in value of naming rights liabilities and (ii) other (income) expense, net.
(2)    Includes costs incurred for financing related transactions including the recent tender offer process and rent expense related to Bally’s Black Hawk and Quad Cities properties, as the Company recently entered into sale lease-back transactions associated with these properties to finance the Tropicana Las Vegas property acquisition.
(3)    Other includes the following items: (i) non-routine legal expenses, net of recoveries for matters outside the normal course of business, (ii) rebranding expenses in connection with Bally’s corporate name change, and (ii) other individually de minimis expenses.
(4)    Rent expense associated with triple net leases for the Company's Bally’s Lake Tahoe, Bally’s Evansville and Bally’s Dover properties.

	Three Months Ended September 30, 2021
	Casinos & Resorts	North America Interactive	Other	Total
Net income (loss)	$48,777	$(19,320)	$(87,102)	$(57,645)
Interest expense, net of interest income	5	(10)	31,311	31,306
Provision (benefit) for income taxes	16,294	(5,780)	(15,914)	(5,400)
Depreciation and amortization	14,110	6,274	8,616	29,000
Non-operating (income) expense(1)	—	—	16,577	16,577
Foreign exchange loss	—	22	42,874	42,896
Acquisition, integration and restructuring	—	—	6,797	6,797
Strategic initiatives(2)	—	12,500	(29)	12,471
Share-based compensation	—	—	5,449	5,449
Other(3)	(4,688)	77	1,009	(3,602)
Allocation of corporate costs	18,604	654	(19,258)	—
Adjusted EBITDA	$93,102	$(5,583)	$(9,670)	$77,849
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

	Nine Months Ended September 30, 2022
	Casinos & Resorts	North America Interactive	International Interactive	Other	Total
Net income (loss)	$149,768	$(72,814)	$109,433	$(124,404)	$61,983
Interest expense, net of interest income	(7)	(11)	(53)	145,156	145,085
Provision (benefit) for income taxes	53,851	(13,325)	(15,183)	(24,347)	996
Depreciation and amortization	45,646	24,360	132,255	25,246	227,507
Non-operating (income) expense(1)	—	(106)	(519)	(43,690)	(44,315)
Foreign exchange (gain) loss	—	(4,608)	2,381	(21)	(2,248)
Acquisition, integration and restructuring	—	940	3,938	19,796	24,674
Strategic initiatives(2)	6,079	—	—	8,842	14,921
Share-based compensation	—	—	—	18,132	18,132
Gain on sale-leaseback	(50,766)	—	—	—	(50,766)
Other(3)	1,718	4,075	—	935	6,728
Allocation of corporate costs	62,407	1,618	—	(64,025)	—
Adjusted EBITDA	$268,696	$(59,871)	$232,252	$(38,380)	$402,697
Rent expense associated with triple net operating leases (4)	34,717
Adjusted EBITDAR	$303,413
__________________________________
(1)    Non-operating (income) expense for the applicable periods include: (i) change in value of naming rights liabilities, (ii) gain (adjustment) on bargain purchases, and (iii) other (income) expense, net.
(2)    Includes costs incurred related to financing related transactions including the recent tender offer process, costs incurred to address the Standard General takeover bid, and rent expense related to Bally’s Black Hawk and Quad Cities properties, as the Company recently entered into sale lease-back transactions associated with these properties to finance the Tropicana Las Vegas property acquisition.
(3)    Other includes the following items: (i) rebranding expenses in connection with Bally’s corporate name change (ii) non-routine legal expenses, net of recoveries for matters outside the normal course of business, and (iii) other individually de minimis expenses.
(4)    Rent expense associated with triple net leases for the Company's Bally’s Lake Tahoe, Bally’s Evansville and Bally’s Dover properties.

	Nine Months Ended September 30, 2021
	Casinos & Resorts	North America Interactive	Other	Total
Net income (loss)	$161,522	$(22,091)	$(138,839)	$592
Interest expense, net of interest income	24	(12)	72,867	72,879
Provision (benefit) for income taxes	57,744	(6,385)	(34,608)	16,751
Depreciation and amortization	39,171	10,691	17,641	67,503
Non-operating (income) expense(1)	—	—	4,165	4,165
Foreign exchange (gain) loss	—	(13)	43,366	43,353
Acquisition, integration and restructuring	—	—	37,457	37,457
Strategic initiatives(2)	—	12,500	741	13,241
Share-based compensation	—	—	13,833	13,833
Gain on sale-leaseback	(53,425)	—	—	(53,425)
Other(3)	(11,317)	77	6,097	(5,143)
Allocation of corporate costs	48,809	1,140	(49,949)	—
Adjusted EBITDA	$242,528	$(4,093)	$(27,229)	$211,206
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

Liquidity and Capital Resources

Overview

We are a holding company. Our ability to fund our obligations depends on existing cash on hand, cash flow from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources have been cash on hand, cash flow from operations, borrowings under our Revolving Credit Facility (as defined herein) and proceeds from the issuance of debt and equity securities. We assess liquidity in terms of the ability to generate cash or obtain financing in order to fund operating, investing and debt service requirements. Our primary ongoing cash requirements include the funding of operations, capital expenditures, acquisitions and other investments in line with our business strategy and debt repayment obligations and interest payments. Our strategy has been to maintain moderate leverage and substantial capital resources in order to take advantage of opportunities, to invest in our businesses and acquire properties at what we believe to be attractive valuations. As such, we have continued to invest in our land-based casino business and build on our interactive/iGaming gaming business. We believe that existing cash balances, operating cash flows and availability under our Revolving Credit Facility, will be sufficient to meet funding needs for operating, capital expenditure and debt service purposes.

Cash Flows Summary

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$225,316	$70,843
Net cash used in investing activities	(69,455)	(302,127)
Net cash (used in) provided by financing activities	(189,948)	2,155,397
Effect of foreign currency on cash and cash equivalents	(20,622)	(41,651)
Net change in cash and cash equivalents and restricted cash	(54,709)	1,882,462
Cash and cash equivalents and restricted cash, beginning of period	274,840	126,555
Cash and cash equivalents and restricted cash, end of period	$220,131	$2,009,017

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2022 was $225.3 million, compared to $70.8 million for the nine months ended September 30, 2021. The increase in cash provided by operating activities was primarily driven by the $160.0 million increase in depreciation and amortization expense, mainly attributable to the increased amortization of intangible assets acquired through our acquisition of Gamesys in the fourth quarter of 2021.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $69.5 million, a decrease of $232.7 million compared to $302.1 million for the nine months ended September 30, 2021. The change was primarily driven by a $223.1 million reduction in cash paid for acquisitions year over year coupled with a $200.0 million advance deposit received from GLPI for the sale of our Bally’s Tiverton and Hard Rock Biloxi properties, offset by an increase in capital expenditures of $102.2 million mainly attributable to our expansion and renovation projects at Bally’s Atlantic City, Bally’s Twin River and Bally’s Kansas City, $53.0 million for the acquisition of gaming licenses, primarily for Bally’s Chicago, and $45.8 million paid for internally developed software.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $189.9 million compared to net cash provided by financing activities of $2.16 billion for the nine months ended September 30, 2021. This change was mainly attributable to cash proceeds related to the senior note proceeds of $1.49 billion and equity issuances of $667.9 million received during 2021.

Capital Return Program

During the nine months ended September 30, 2022, we repurchased 5,718,950 common shares, including 4.7 million shares repurchased in a cash tender offer, for an aggregate price of $132.5 million under our previously announced capital return program. As of September 30, 2022, there was $215.4 million available for use under the capital return program, subject to regulatory and debt agreements limitations.

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

The indenture governing the Senior Notes contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, (1) incur additional indebtedness, (2) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, (3) enter into certain transactions with affiliates, (4) sell or otherwise dispose of assets, (5) create or incur liens and (6) merge, consolidate or sell all or substantially all of the Company’s assets. These covenants are subject to exceptions and qualifications set forth in the indenture.

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

Refer to Note 12 “Long-Term Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

GLPI Leases

Our GLPI leases are accounted for as operating leases and were $638.4 million as of September 30, 2022.

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

On June 28, 2022, the Company announced that it had entered into a binding term sheet with GLP Capital, L.P., the operating partnership of GLPI (“GLP”), to acquire certain real property assets of Bally’s, subject to customary regulatory approvals, with Bally’s Twin River also subject to lender consent. GLP will acquire the real property assets of Hard Rock Biloxi along with Bally’s Tiverton for total consideration of $635 million and GLP will also have the option, subject to receipt of required consents, to acquire the real property assets of Bally’s Twin River prior to December 31, 2024 for a purchase price of $771 million. Pursuant to the terms of the transaction, the Company will immediately lease back both properties and continue to own, control and manage all the gaming operations of the facilities on an uninterrupted basis. Both properties are expected to be added to the Master Lease with GLPI. On September 6, 2022, Company received an advance deposit of $200.0 million advanced deposit related to the purchase of Bally’s Tiverton and Hard Rock Biloxi. We currently anticipate the initial closing will occur in early 2023 and will include the real property assets of Biloxi and Tiverton.

On September 26, 2022, the Company completed its acquisition of the non-land assets of Tropicana Las Vegas from Penn Entertainment, Inc. and GLPI for $148.3 million, subsequently leasing the land underlying the Tropicana property from GLPI for an initial term of 50 years at an annual rent of $10.5 million.

Operating leases

In addition to the operating lease components under the GLPI Master Lease, the Company is committed under various long-term operating lease agreements primarily related to submerged tidelands, property and equipment at Hard Rock Biloxi, Bally’s Kansas City, Bally’s Shreveport and Bally’s Lake Tahoe. Additionally, certain of the Company’s subsidiaries lease office space, data centers, parking space, memorabilia and equipment under agreements classified as operating leases that expire on various dates through 2030. Minimum rent payable under operating leases was $1.70 billion as of September 30, 2022. Refer to Note 13 “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

For the nine months ended September 30, 2022, capital expenditures were $167.4 million compared to $65.1 million in the same period last year. In 2021, as our properties reopened and operations resumed, we commenced spending on maintenance and planned projects at our casino properties though our progress lagged due to nationwide supply chain shortages. We expect that capital expenditures in 2022 will exceed 2021 amounts as we plan to make significant progress towards project goals, particularly at Bally’s Twin River, Bally’s Atlantic City and Bally’s Kansas City, and increase spending relating to the maintenance and improvements at our other casino properties. A summary of our planned projects follows:

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

Bally’s Chicago - On June 9, 2022, a wholly-owned indirect subsidiary of the Company, Bally’s Chicago Operating Company, LLC (the “Developer”), signed a host community agreement with the City of Chicago to develop a $1.7 billion destination casino resort, to be named Bally’s Chicago, in downtown Chicago, Illinois. Among other features and amenities, Bally's Chicago will include 3,400 slots, 170 table games, 10 food and beverage venues, a 500-room hotel tower with rooftop bar, a 3,000 seat, 65,000 square foot entertainment center, a 20,000 square foot exhibition and an outdoor green space including an expansive public riverwalk with a water taxi stop. The project also provides the Developer with the exclusive right to operate a temporary casino for up to three years while the permanent casino resort is constructed. The temporary casino is expected to open by the end of the first half of 2023, subject to regulatory approval and other customary conditions.

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

Other Contractual Obligations

Sponsorship Commitments - The Company has entered into several sponsorship agreements, totaling $87.2 million over 15 years, with various professional sports leagues and teams, allowing the Company use of official league marks for branding and promotions, among other rights.

Bally’s Trade Name - We acquired Bally’s brand from Caesars Entertainment, Inc. on October 13, 2020 for $20.0 million payable in cash in two equal installments of $10.0 million on the first and second anniversary of the purchase date. The Company made the first installment payment during 2021 and paid the final installment in the fourth quarter of 2022.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements and foreign currency risk attributable to our operations outside of the US. Inflation generally affects us by increasing our cost of labor. Bally’s does not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended September 30, 2022 and 2021.

Interest Rate Risk

As of September 30, 2022, interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On September 30, 2022, we had $2.01 billion of variable rate debt outstanding under our Term Loan and Revolving Credit Facilities and $1.50 billion of unsecured senior notes. Based upon a sensitivity analysis of our debt levels on September 30, 2022, a hypothetical increase of 1% in the effective interest rate would cause an increase in interest expense of approximately $20.1 million over the next 12 months while a decrease of 1% in the effective interest rate, not to exceed the interest rate floor, would cause a decrease in interest expense of approximately $20.1 million over the same period.

We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the three months ended September 30, 2022 and 2021.

Foreign Currency Risk

We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the US. A vast majority of our revenues are from the UK market and are conducted in British Pound Sterling (“GBP”) and are therefore susceptible to any movements in exchange rates between the GBP and USD. Foreign currency transaction gains for the three and nine months ended September 30, 2022 were $0.3 million and $2.2 million, respectively. Foreign currency transaction losses for the three and nine months ended September 30, 2021 were $42.9 million and $43.4 million, respectively. Movements in currency exchange rates could impact the translation of assets and liabilities of these foreign operations which are translated at the exchange rate in effect on the balance sheet date. We have not historically used operational hedges or forward currency exchange rate contracts to manage the impact of currency exchange rate fluctuations on earnings and cash flows.

ITEM 4.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures for the reporting period ended September 30, 2022 as such terms is defined in Rule 13a-15(f) under the Exchange Act. Based on that evaluation and as a result of material weaknesses in our internal control over financial reporting described below, our chief executive officer and chief financial officer concluded that the Company’s controls and procedures were not effective as of September 30, 2022.

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

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to satisfactorily address the deficiencies underlying these material weaknesses in a timely fashion, or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, then our consolidated financial statements may contain material misstatements and we could be required to restate future financial results and the price of our common stock could be adversely impacted.

As of September 30, 2022 the material weaknesses described above have not yet been remediated.

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

Changes in Internal Control over Financial Reporting

The Company completed its acquisition of Tropicana Las Vegas on September 26, 2022. See Note 5 “Acquisitions” included in Part I. Item 1 of this Quarterly Report on Form 10-Q for a discussion of the acquisitions and related financial data. The Company is currently in the process of integrating Tropicana Las Vegas’ internal controls over financial reporting. Except for the inclusion of Tropicana Las Vegas, and the material weaknesses described above, there has been no change in our internal control over financial reporting that occurred during the third quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

We are party to various legal proceedings that have arisen in the normal course of our business. Such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings will not materially impact our consolidated financial condition or results of operations. While we maintain insurance coverage that we believe is adequate to mitigate the risks of such proceedings, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters. Estimated losses are accrued for these proceedings when the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to our consolidated financial condition and those estimated losses are not expected to have a material impact on our results of operations.

ITEM 1A.    RISK FACTORS

Our management identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements.

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As disclosed in this report, the Company did not appropriately design a control to monitor the functional currency assessment of its subsidiaries in accordance with ASC Topic 830, Foreign Currency Matters, specifically with regard to foreign currency held by a newly formed subsidiary to effectuate a large international acquisition. This error related to the quarter ended September 30, 2021 and year ended December 31, 2021 and indicated that certain deficiencies existed in our internal control over financial reporting. As a result of the accounting error, the Company has re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in the Company’s internal control over financial reporting as of September 30, 2022. The material weaknesses are: (1) risk assessment –control deficiencies constituting a material weakness, either individually or in the aggregate, relating to identifying and assessing changes in the business that could impact the system of internal controls and (2) control activities – control deficiencies constituting a material weakness, either individually or in the aggregate, relating to: (i) designing controls that would address relevant risks identified through the assessment of changes in the business and (ii) operation at a level of precision to identify all potentially material errors. For further discussion regarding the accounting error and the correction of such error in the Company’s condensed consolidated financial statements, see Note 22 “Correction of Current Period Consolidated Financial Statements” included in Part I, Item 1 in the Form 10-K/A for the fiscal year ended December 31, 2021.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 14, 2019, we announced that the Board approved a capital return program (the “Capital Return Program”) under which we may expend a total of up to $250 million for a share repurchase program and payment of dividends. On February 10, 2020 and October 4, 2021, the Board approved an additional $100 million and $350 million, respectively, for stock repurchases and payment of dividends, respectively.

On July 27, 2022, we completed a modified Dutch auction tender offer (the “Offer”) and repurchased 4.7 million shares of our common stock for cash at a price of $22.00 per share for an aggregate purchase price of $103.3 million. As of September 30, 2022, there was $215.4 million available for use under the Capital Return Program, subject to limitations in its regulatory and debt agreements. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases.

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended September 30, 2022 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	4,698	$22.00		4,698	$231,288
August 1, 2022 - August 31, 2022	369	24.04		369	222,415
September 1, 2022 - September 30, 2022	302	23.31		302	215,382
	5,368	$22.21	(a)	5,368	$215,382
__________________________________
(a)    Weighted-average.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Quarterly report on Form 10-Q for the quarter ended September 30, 2022, formatted in inline XBRL contained in Exhibit 101

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