Form 10-K
period 2022-12-31
Bally's Corp
filed 2023-03-01
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2022 based on the closing price on the New York Stock Exchange for such date, was approximately $789.9 million.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 14, 2023
Common stock, $0.01 par value	46,682,544
For additional information regarding the Company’s shares outstanding, refer to Note 17 “Stockholders’ Equity.”
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Important factors beyond those that apply to most businesses, some of which are beyond our control, that could cause actual results to differ materially from our expectations and assumptions include, without limitation:
•unexpected costs, difficulties integrating and other events impacting our completed acquisitions and our ability to realize anticipated benefits;
•unexpected costs and other events impacting our planned construction projects, including Bally’s Chicago;
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
•uncertainties surrounding the COVID-19 pandemic, any variant of COVID-19 or similar health emergencies, including limitations on our operations, increased costs, changes in customer attitudes, impact on our employees and the impact on general economic conditions;
•global economic challenges, including the impact of the war in Ukraine, rising inflation, rising interest rates and supply-chain disruptions could cause economic uncertainty and volatility;
•restrictions and limitations in agreements to which we are subject, including our debt, could significantly affect our ability to operate our business and our liquidity; and
•other risks identified in Part I. Item 1A. “Risk Factors” of this Annual Report on Form 10‑K.

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

Our Company

We are a global gaming, hospitality and entertainment company with a portfolio of casinos and resorts and online gaming businesses. We provide our customers with physical and interactive entertainment and gaming experiences, including traditional casino offerings, iCasino, online bingo, sportsbook and free-to-play (“F2P”) games.

As of December 31, 2022, we own and manage 15 land-based casinos and one horse racetrack in ten states across the United States (“US”) operating under the Bally’s brand. Our land-based casino operations include approximately 14,800 slot machines, 500 table games and 5,300 hotel rooms, along with various restaurants, entertainment venues and other amenities. In 2021, we acquired London-based Gamesys Group Ltd. (“Gamesys”) to expand our geographical and product footprints to include an iGaming business with well-known brands providing iCasino and online bingo experiences to our global online customer base with concentrations in Europe and Asia and a growing presence in North America. Our revenues are primarily generated by these gaming and entertainment offerings. We own and operate our proprietary software and technology stack, which is designed to allow us to provide consumers differentiated offerings and exclusive content.

Our Strategy and Business Developments

We seek to continue to grow our business by actively pursuing the acquisition and development of new gaming opportunities and reinvesting in our existing operations. We believe that interactive gaming represents a significant strategic opportunity for the future growth of Bally’s and we will continue to actively focus resources in markets that we believe will regulate iGaming. We seek to increase revenues at our casinos and resorts through enhancing the guest experience by providing popular games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service. We believe that our recent acquisitions have expanded and diversified us from financial and market exposure perspectives, while continuing to mitigate our susceptibility to regional economic downturns, idiosyncratic regulatory changes and increases in regional competition.

We continue to make progress on the integration of our acquired assets and deploying capital on our strategic growth projects. Notable efforts in the current year include:
•In January 2022, we launched Bally Casino, an iCasino app, in New Jersey and in November 2022, we launched our first combined casino and sports book app, Bally Bet Sportsbook & Casino, in Ontario, Canada. We will continue to focus on jurisdictions where there are iCasino opportunities.
•In June 2022, we signed a host community agreement with the City of Chicago to develop Bally’s Chicago, a flagship, destination casino resort in downtown Chicago, Illinois. This agreement provides us with the exclusive right to operate a temporary casino, which is expected to open in the second half of 2023, while the permanent casino resort is constructed.
•On September 26, 2022, we completed our acquisition of Tropicana Las Vegas from Penn Entertainment, Inc. and Gaming and Leisure Properties, Inc. (“GLPI”), providing us with a presence on the Las Vegas Strip.
•During 2022, we made significant progress on our capital improvement and expansion projects focused on gaming and non-gaming amenities at our Bally’s Atlantic City, Bally’s Lincoln and Bally’s Kansas City properties renovating hotel rooms, expanding our gaming floors and product offerings and introducing new restaurant concepts, spas and other customer experience venues.
•On January 3, 2023, we completed the sale-leaseback transaction for the land and real estate assets of Bally’s Tiverton and Hard Rock Biloxi for an aggregate consideration of $635 million.

These steps have positioned us as a prominent, full-service, vertically integrated iGaming company, with physical casinos and online gaming solutions united under a single, leading brand.

For further information on our recent acquisitions, refer to Note 6 “Business Combinations” to our consolidated financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K.

Our Operating Structure

Our business is organized into three reportable segments: (i) Casinos & Resorts, (ii) North America Interactive, and (iii) International Interactive.

Casinos & Resorts - includes our 15 land-based casino properties and one horse racetrack:

Property Name	Location
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey
Bally’s Black Hawk(1)	Black Hawk, Colorado
Bally’s Dover Casino Resort (“Bally’s Dover”)	Dover, Delaware
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)	Evansville, Indiana
Bally’s Kansas City Casino (“Bally’s Kansas City”)	Kansas City, Missouri
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)	Rock Island, Illinois
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)	Shreveport, Louisiana
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)	Tiverton, Rhode Island
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)	Lincoln, Rhode Island
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)	Biloxi, Mississippi
Tropicana Las Vegas Casino and Resort (“Tropicana Las Vegas”)	Las Vegas, Nevada
Bally’s Arapahoe Park	Aurora, Colorado
__________________________________
(1)    Consists of three casino properties: Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.

North America Interactive - includes the following North America businesses:
•Bally’s Interactive, primarily a business to consumer online iCasino operator; and
•Consumer facing service and marketing engines, including SportCaller, a B2B and F2P game provider for sports betting companies; Live at the Bike, an online subscription streaming service featuring livestream and on-demand poker videos and podcasts; and the Association of Volleyball Professionals (“AVP”), a professional beach volleyball organization and host of the longest-running domestic beach volleyball tour.

The North America Interactive reportable segment also includes the North American operations of Gamesys, a B2C iCasino operator.

International Interactive - includes Gamesys.

Refer to Note 21 “Segment Reporting” to our consolidated financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our segment reporting structure.

Our Brands

Bally’s Brand

Bally’s is an iconic brand. We performed extensive market research in which active gamers indicated an acute awareness of the brand, but not necessarily a high usage of brand products and gaming offerings. We have rebranded every casino and resort in our portfolio, except Hard Rock Biloxi, to build upon the deep legacy of the Bally’s brand.

Additionally, our research told us that gamers across the demographic age spectrum knew of Bally’s brand and identified with the gaming entertainment aspect of slot machines, pinball machines, video machines and casinos. We believe in the industrial logic and vision of Bally’s becoming a premier, truly integrated, omni-channel gaming company for both retail and online gamers. These insights form the key tenets of our integrated Bally Rewards program specifically to enable customers to utilize compelling rewards universally in our interactive and casino and resort environments.

Our Sinclair Broadcast Group (“Sinclair”) media affiliation adds to our comprehensive touchpoint strategy, which strengthens our ability to attract new customers to our integrated brand by showcasing Bally’s with millions of daily impressions.

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

Interactive Brands

We operate a suite of award-winning brands and are focused on building a diverse portfolio of distinctive and recognizable brands that deliver best-in-class platforms, player experiences and gaming content globally. Our brands are:

•iCasino brands include Bally Casino, Rainbow Riches Casino, Virgin Casino, Virgin Games, Megaways Casino, VIP Casino, Vera & John, InterCasino, Monopoly Casino, Yuugado, Casino Secret;
•Sportsbook brand is Bally Bet;
•F2P brand is Bally Play;
•Online bingo brands include Jackpotjoy, Double Bubble Bingo and Botemania;
•SportCaller, a F2P games content provider;
•Gamesys, an iCasino and online bingo platform provider and operator; and
•Telescope, a provider of real-time audience engagement solutions for live events, gamified second screen experiences and interactive livestreams.

Bally Sports Brand

Inherent in our naming rights arrangement with Sinclair, our Bally Sports brand encompasses a lineup of 19 regional sports networks to position the Bally Sports brand to be a well-known participant in the sports media industry, producing award-winning live game coverage, while creating and innovating multiplatform content that engages millions of sports fans across the US. We are home to America’s most comprehensive regional sports media rights portfolio that includes more than half of the US-based Major League Baseball, National Basketball Association and National Hockey League teams.

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

Our Technology and Product Development

The heart of Bally’s real-money gaming solutions is the union of the Gamesys platform with Bally’s casinos and resorts and iGaming products. The combined casino, sports and additional online marketing assets provide social gaming, game development and marketing partnerships that integrate with the casinos and resorts creating an exciting and diverse gaming, hospitality and entertainment environment. Our investment in gaming platforms along with our talented technical and product development teams allowed Bally’s to launch Bally Casino New Jersey within two months of the Gamesys acquisition. In 2022, we rolled-out our new BallyBet 2.0 Product to Arizona, New York, Ontario and Indiana, all with expanded omni-channel marketing features.

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

Our experience from the highly competitive European markets, especially in the UK, allows us to leverage advanced artificial intelligence (“AI”), machine learning and retention capabilities across the online sports, casino and bingo product lines and to bring that expertise to our offline casinos and resorts. We have integrated the previous Bet.Works sports engine with the Gamesys casino platform, known as the Evolve platform, to create a seamless, high performance, efficient and effective online gaming product, BallyBet 2.0, that links our casinos and resorts activity with our iGaming products. Our continued investments into kiosk and player rewards recognize both online and offline activity and are at the forefront of our omni-channel strategy.

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

Marketing

The marketing efforts under the Bally’s brand are primarily executed through six funnels: Advertising, Direct Marketing, Player Development, Special Events and Promotions, Entertainment and the Bally Rewards loyalty program.

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

The funnels are as follows:

Advertising

Bally’s targets its demographics throughout the nation via radio, television, billboards, print, direct mail, email, digital and social media campaigns. We seek to target the right customer at the right time with the right message to increase brand awareness and drive business. We do modest image advertising, but more predominantly lean towards call-to-action messaging.

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

Bally Rewards

Bally Rewards is our core loyalty program and was devised to establish consistency throughout Bally’s brand. Players earn tier points to achieve a tier status of Pro, Star, Superstar and ultimately Legend. We are developing the connectivity of this program by our “one card” linking systems, which universally link to all Bally’s casinos, resorts and our interactive business units. We are also planning to provide benefits outside of what is offered in our casinos and resorts to add value to the membership.

Interactive Cross Marketing

We design collaborative, cross-marketing campaigns that include direct mail, on-property marketing and VIP marketing in an effort to increase interactive sign-ups and introduce interactive players to our casinos and resorts. This cross-marketing campaign is currently being launched at Bally’s Atlantic City.

Competition

The gaming industry is characterized by a high degree of competition among a large number of operators, including land-based casinos, riverboat casinos, dockside casinos, video lotteries, traditional lotteries, video gaming terminals at taverns in certain states, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of iGaming and daily fantasy sports gaming, increased sports betting and other forms of gaming in the US. In a broader sense, our gaming operations face competition from many leisure and entertainment activities, including, for example: shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms in different parts of the US, in several Canadian provinces and on many lands taken into trust for the benefit of certain Native Americans in the US and First Nations in Canada. We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as in adjacent states. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all. We believe that increased legalized gaming in other states, particularly in areas close to our existing gaming properties and the development or expansion of Native American gaming in or near the states in which we operate, could create additional competition for us and could adversely affect our operations or future development projects. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for more information on competition.

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

Human Capital Resources

Employee Relations, Diversity and Social Inclusion

A driving factor of our success is the recruitment and retention of employees who are committed to providing outstanding guest service that promotes diversity, inclusion and respect. To promote and foster a culture of inclusion, our properties have hiring initiatives that are aimed at increasing diversity and promoting gender equality and we welcome employees of all backgrounds. The Company believes that in order to flourish in a competitive environment and global economy, all ideas must be on the table, and an environment that welcomes and includes diverse perspectives leads to success in business.

We believe that by providing our employees with competitive pay and benefits, as well as opportunities for professional development, we can achieve our goals of attracting and retaining a diverse and engaged workforce. Our professional development efforts include robust training programs, at no cost to the employee, scholarships, and tuition reimbursement opportunities. In addition, we recently implemented a Management Development Program, which is designed to allow us to identify and promote high performing talent within our workforce. We also engage with our employees through a number of health and wellness programs which include, an annual wellness fair, annual flu shots, weight loss programs, quarterly fitness challenges, employee assistance program, student loan assistance, and weekly wellness communications providing helpful information on health initiatives.

We also believe in the importance of giving back to our communities and have several philanthropic initiatives, including fundraising events to support local charities and organizations and community service events. We encourage our employees to participate in these events and recognize their efforts and contributions in their respective communities.

Labor Relations

As of December 31, 2022, we had approximately 10,500 employees. Most of our employees in Rhode Island, Nevada and New Jersey are represented by a labor union and are subject to collective bargaining agreements with us. As of December 31, 2022, we had 29 collective bargaining agreements covering 2,755 employees. Our collective bargaining agreements generally have three-or-five-year terms.

Environmental, Social and Corporate Governance

Our approach to sustainability is underpinned by three pillars: (i) player well-being, (ii) people engagement and (iii) building a brighter future.

Player well-being
•Formed the ESG Committee. (Senior level leadership across all areas of ESG)
•Achieved Gamecare Level 3 Accreditation, the highest RG accreditation available in the industry
•Donated $600,000 to the International Center for Responsible Gambling for research into the harms of gambling
•Joined and implemented the AGA’s “Have a Gameplan” campaign

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

Building a Brighter Future
•Measured our global environmental impact across Bally’s
•In August 2022, Bally’s applied for a science based target confirming our commitment to reduce our Scope 1, 2 and 3 carbon-based emissions
•Bally’s supports delivery of six of the United Nations Sustainable Development Goals

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

Our Regulatory Agreement

On February 17, 2022, certain of our subsidiaries, the Rhode Island Department of Business Regulation (“DBR”) and the Division of Lotteries (“DoL”) of the Rhode Island Department of Revenue amended and restated our Regulatory Agreement (the “Regulatory Agreement”). The amendment and restatement of the Regulatory Agreement was mandated by legislation enacted in Rhode Island in June 2021. The Regulatory Agreement contains financial and other covenants that, among other things, (i) restrict the acquisition of stock and other financial interests in us, (ii) relate to the licensing and composition of members of our management and Board of Directors (the “Board”), (iii) prohibit certain competitive activities and related-party transactions and (iv) restrict our ability to declare or make restricted payments (including dividends), incur additional indebtedness or take certain other actions, if our leverage ratio exceeds 5.50 to 1.00 (in general being gross debt divided by Adjusted EBITDA, each as defined in the Regulatory Agreement).

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

In addition, our master contracts with Rhode Island were extended through June 30, 2043, and allow for consolidation of promotional points between Bally’s Twin River and Bally’s Tiverton, obligate Bally’s Twin River to build a 50,000 square foot expansion, obligate Bally’s to lease at least 20,000 square feet of commercial space in Providence, and commit us to invest $100 million in Rhode Island over this extended term, including an expansion and the addition of new amenities at Bally’s Twin River. The June 2021 legislation authorized Bally’s Twin River to become a licensed technology provider, which it did on July 1, 2021. As a licensed Technology Provider, Bally’s Twin River was entitled to an additional share of net terminal income on Video Lottery Terminals (“VLTs”) which they owned or leased. This June 2021 legislation also authorized a joint venture between Bally’s and International Gaming Technology PLC (“IGT”) to become a licensed technology provider and supply the State of Rhode Island with all VLTs at both Bally’s Twin River and Bally’s Tiverton for a 20.5-year period starting January 1, 2023. The joint venture was organized as the Rhode Island VLT Company, LLC, with IGT owning 60% of the membership interests and Bally’s or its affiliates owning 40% of the membership interests. On December 30, 2022 Bally’s Twin River and Bally’s Tiverton purchased additional machines directly from IGT to effectively own 40% of the machines. On January 1, 2023 Bally’s Twin River and Bally’s Tiverton contributed all of their machines to Rhode Island VLT Company, LLC in return for an aggregate 40% membership interest, and IGT contributed all of their machines at Bally’s Twin River and Bally’s Tiverton to the Rhode Island VLT Company, LLC in return for a 60% membership interest.

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

Intellectual Property

We develop intellectual property to differentiate our retail casinos and interactive products from our competitors. Our brands and technology constitute key business assets. In order to protect our brands, technology and other creative output, we rely on a combination of trademarks, copyright, patents, trade secrets and contract law to establish and protect our proprietary rights.

Our core brand in the United States is Bally and Bally’s, which includes Bally’s Casino, Bally Bet, Bally Play and Bally Sports. The Bally brand is protected by around 75 trademark registrations and applications in the US and foreign jurisdictions. In line with our multi-brand strategy, we register trademarks for brands either directly exploited by us in the provision of interactive gaming services or for the purpose of licensing to third parties. Our other brands in the US include Live at the Bike and in foreign jurisdictions: Jackpotjoy, Botemania, Vera & John, Yuugado, Intercasino, and Casino Secret. In addition, we hold an exclusive trademark license for Hard Rock in relation to our Hard Rock, Biloxi casino. The Hard Rock license expires in 2025 with an option to renew for two successive ten-year terms. In foreign territories we hold a number of in-bound trademark licenses for our interactive gaming services.

We create original software code and designs for our interactive gaming and betting services. Our software code is primarily protected by copyright and, to a lesser extent, patents. Although our business is not dependent on any one of our patents or combination of our patents, we file patent applications where we believe it is appropriate to do so. Our patent portfolio comprises approximately 20 granted US patents and we license in patented technology where required for the operation of our business. We protect our Trade Secrets and confidential information by nondisclosure agreements and confidentiality clauses.

While we take action to protect our intellectual property rights, there is always a risk that (i) our proprietary rights become invalidated or unenforceable, (ii) we are unsuccessful in obtaining trademark or patent registrations and (iii) we are unsuccessful in our enforcement efforts and therefore unable to prevent what we consider to be misuse of our intellectual property assets. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Further, third parties may independently develop similar brands and technologies which would negatively impact the value of our intellectual property.

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

Risk Factor Summary

Our business is subject to a number of risks and uncertainties, including those highlighted in this item in this Annual Report on Form 10-K. Some of these principal risks include the following:

General Economic Conditions

•Our business is particularly sensitive to reductions in discretionary consumer spending.
•A period of sustained inflation could impact client spending and result in higher operating costs.

Competition

•The gaming industry, including retail casinos and iGaming, is very competitive and increased competition, including through legislative legalization or expansion of gaming by states in or near where we own facilities or through Native American gaming facilities, could adversely affect our financial results.

COVID-19 and Any Future Pandemic

•The global COVID-19 pandemic materially impacted, and any worsening of the COVID-19 pandemic or any future pandemic could impact, our business, financial results and liquidity.

Compliance, Regulatory and Legal Risks

•We are subject to extensive laws, regulation and licensing, and gaming authorities have significant control over our operations, which could have an adverse effect on our business.
•Failure to comply with the terms of the Regulatory Agreement could result in a breach and could harm our business.
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

Business Operational Risks

•We are reliant on effective payment processing services from a limited number of providers in each of the markets in which we operate.
•Our profitability will be dependent, in part, on return to players.
•We extend credit to a portion of our customers, and we may not be able to collect gaming receivables from our credit customers.
•Declining popularity of games and changes in device preferences of players could have a negative effect on our business.
•The casino, hotel and hospitality industry is capital intensive and we may not be able to finance development, expansion and renovation projects, which could put us at a competitive disadvantage.
•We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions.
•We face risks associated with growth and acquisitions.
•Our results of operations and financial condition could be adversely affected by the occurrence of natural disasters, such as hurricanes or other catastrophic events, including war and terrorism.

Cybersecurity and Technology Risks

•We rely on information technology, Internet infrastructure and other systems and platforms, and any failures, errors, defects or disruptions in our systems or platforms could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects.
•Our business may be harmed from cybersecurity incidents.

Financing Risks

•Our debt agreements, the Regulatory Agreement and other future indebtedness contains or may contain restrictive covenants that may limit our operating flexibility.
•Servicing our indebtedness and funding our other obligations requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which will be beyond our control.

Risks Related to our Common Stock

•The market price of our common stock could fluctuate significantly.
•Our largest shareholder owns a meaningful percentage of our outstanding common stock, which could limit the ability of other shareholders to influence corporate matters.
•We are not paying dividends and any decision to do so in the future will be at the discretion of our Board.

General Economic Conditions

Our business is particularly sensitive to reductions in discretionary consumer spending.

Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, including gaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as visiting casinos and casino hotel properties, F2P, sports betting, iCasino and online bingo. Moreover, we rely on the strength of regional and local economies in the US for the performance of each of our properties. As a result, we cannot ensure that demand for our offerings will remain constant. Adverse developments affecting economies throughout the world including a general tightening of the availability of credit, increasing energy costs, rising prices, inflation, acts of war or terrorism, natural disasters, declining consumer confidence, significant declines in the stock market or epidemics, pandemics or other health-related events or widespread illnesses, like the COVID-19 pandemic, could lead to a reduction in visitors to our properties, including those that stay in our hotels, or discretionary spending by our customers on entertainment and leisure activities, which could adversely affect our business, financial condition and results of operations.

A period of sustained inflation could impact consumer spending and result in higher operating costs.

A period of sustained inflation, particularly in the US and UK, could materially impact our business. The effects of inflation on discretionary consumer spending could result in the reduction of the demand for entertainment and leisure activities. In addition, inflation generally affects our business by increasing our cost of labor. In periods of sustained inflation, it may be difficult to effectively control such increases to our costs and retain key personnel. If we are unable to increase our fees or take other actions to mitigate the effect of resulting higher costs, our profitability and financial position could be impacted.

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

COVID-19 and Any Future Pandemic

The global COVID-19 pandemic materially impacted, and any worsening of the COVID-19 pandemic or any future pandemic could impact, our business, financial results and liquidity.

The global spread of the COVID-19 pandemic, which began in early 2020, resulted in governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, stay-at-home directives, requirements that individuals wear masks or other face coverings, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, concerts, conferences and meetings and quarantines and lock-downs. The pandemic and its consequences dramatically reduced travel and demand for hotel rooms and other casino resort amenities, which had a negative impact on our results in 2020 and 2021. While many restrictions have been relaxed at this point, there are no assurances that a resurgence of future COVID-19 variants or future pandemics will not cause similar disruptions that existed in 2020 and 2021. In addition, future demand for gaming activities may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth or reduced business spending due to the impact of the COVID-19 pandemic, any variant thereof or any future pandemic.

Our business would also be impacted if the disruptions from the COVID-19 pandemic, any variant thereof or any future pandemic impact construction projects, including our projects in Chicago and Centre County, Pennsylvania. There are certain limitations on our ability to mitigate the adverse financial impact of these disruptions, such as fixed property costs, reduced access to construction labor and unavailability of construction materials due to supply chain delays. Government measures intended to address the COVID-19 pandemic, any variant thereof or any future pandemic, such as mandatory quarantines, vaccine mandates and regular testing requirements, could also impact the availability of our employees or other workers or could lead to attrition of key employees or reduced willingness of customers to come to our properties. Any of these factors may disrupt our ability to staff our business adequately and could generally disrupt our operations or construction projects.

We may experience additional operating costs due to increased challenges with our workforce (including as a result of labor shortages, illness, absenteeism or government orders), access to supplies, capital and fundamental support services. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting supply chain disruptions and economic conditions. Furthermore, the impacts of potential worsening of global economic conditions, inflation resulting from government interventions and stimulus and disruptions to and volatility in the financial markets remain unknown.

Compliance, Regulatory and Legal Risks

We are subject to extensive regulation and licensing, and gaming authorities have significant control over our operations, which could have an adverse effect on our business.

Our ownership and operation of casino gaming, horse racing facilities, sports betting, VLTs and online offerings are subject to extensive regulation, and regulatory authorities have broad powers with respect to the licensing of these businesses, and may revoke, suspend, condition, fail to renew or limit our gaming or other licenses, impose substantial fines and take other actions, each of which poses a significant risk to our business, results of operations and financial condition. We currently hold all state and local licenses and related approvals necessary to conduct our present operations, but must periodically apply to renew many of these licenses and registrations and have the suitability of certain of our directors, officers and employees renewed. There can be no assurance that we will be able to obtain such renewals or that we will be able to obtain future approvals that would allow us to expand our gaming operations. Any failure to maintain or renew existing licenses, registrations, permits or approvals would have a material adverse effect on us. As we expand our gaming operations in our existing jurisdictions or to new areas, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming authorities in these jurisdictions. The approval process can be time-consuming and costly and we cannot be sure that we will be successful. In addition, the loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. Furthermore, if additional gaming laws or regulations are adopted in jurisdictions where we operate, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us.

Gaming authorities generally can require that any beneficial owner of our securities file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must generally apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate such an owner’s suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities.

Our officers, directors and key employees are also subject to a variety of regulatory requirements and various licensing and related approval procedures in the various jurisdictions in which we operate. If any applicable gaming authority were to find any of our officers, directors or key employees unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the applicable gaming authority may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could adversely affect our gaming operations.

Applicable gaming laws and regulations may restrict our ability to issue certain securities, incur debt and undertake other financing activities. Such transactions would generally require notice and/or approval of applicable gaming authorities, and our financing counterparties, including lenders, might be subject to various licensing and related approval procedures in the various jurisdictions in which we manage gaming facilities. Applicable gaming laws further limit our ability to engage in certain competitive activities and impose requirements relating to the composition of our Board and senior management personnel. If state regulatory authorities were to find any person unsuitable with regard to their relationship to us or any of our subsidiaries, we would be required to sever our relationship with that person, which could materially adversely affect our business.

We are subject to numerous laws that may expose us to liabilities or have a significant adverse impact on our operations. Changes to any such laws could have a material adverse effect on our operations and financial condition.

Our business is subject to a variety of laws, rules, regulations and ordinances. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes to any of the laws, rules, regulations or ordinances to which we are subject, new laws or regulations or material differences in interpretations by courts or governmental authorities could have an adverse effect on our business, financial condition and results of operations.

Many of our employees, especially those that interact with our customers, receive a base salary or wage that is established by applicable laws that establish a minimum hourly wage that is, in turn, supplemented through tips and gratuities from customers. From time to time, lawmakers have increased the minimum wage. It is difficult to predict when such increases may take place. Any such change to the minimum wage could have a material adverse effect on our business, financial condition and results of operations.

The sale of alcoholic beverages is a highly regulated and taxed business. In the US, federal, state and local laws and regulations govern the production and distribution of alcoholic beverages, including permitting, licensing, trade practices, labeling, advertising, marketing, distributor relationships and related matters. Federal, state and local governmental entities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure to comply with applicable federal, state or local laws and regulations could result in higher taxes, penalties, fees and suspension or revocation of permits, licenses or approvals and could have a material adverse effect on our business, financial condition and results of operations. From time to time, local and state lawmakers, as well as special interest groups, have proposed legislation that would increase the federal and/or state excise tax on alcoholic beverages or certain types of alcoholic beverages. If federal or state excise taxes are increased, we may have to raise prices to maintain our current profit margins. Higher taxes may reduce overall demand for alcoholic beverages, thus negatively impacting sales of our alcoholic beverages at our properties. Further federal or state regulation may be forthcoming that could further restrict the distribution and sale of alcohol products. Any material increases in taxes or fees or the adoption of additional taxes, fees or regulations could have a material adverse effect on our business, financial condition and results of operations.

Legislation in various forms to ban or substantially curtail indoor tobacco smoking in public places has been enacted or introduced in many jurisdictions, including some of the jurisdictions in which we operate. We believe the smoking restrictions can significantly impact business volumes. If additional smoking restrictions are enacted within jurisdictions where we operate or seek to do business, our financial condition, results of operations and cash flows could be adversely affected.

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

We are currently a party to the Regulatory Agreement with Rhode Island regulatory agencies. The Regulatory Agreement imposes certain affirmative and negative covenants on us. For more detail on the Regulatory Agreement see the section entitled “Government Gaming Regulation” in “Item I. Business” of this Annual Report on Form 10-K. A failure to comply with the provisions in the Regulatory Agreement could subject us to injunctive or monetary relief, payments to the Rhode Island regulatory agencies and ultimately the revocation or suspension of our licenses to operate in Rhode Island. Any such remedy could adversely affect our business, financial condition and results of operations. Among other things, the Regulatory Agreement prohibits us and our subsidiaries from owning, operating, managing or providing gaming specific goods and services to any gaming facilities in Rhode Island (other than Bally’s Twin River and Bally’s Tiverton), Massachusetts, Connecticut or New Hampshire, which may adversely affect our growth and market opportunity in those states.

We are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

We are subject to various federal, state and local environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid, animal and hazardous wastes and exposure to hazardous materials. These laws and regulations, which are complex and subject to change, include US Environmental Protection Agency regulations. In addition, our horse racing facility in Colorado is subject to state laws and regulations that address the impacts of manure and wastewater generated by concentrated animal feeding operations (“CAFO”) on water quality, including, storm water discharges. CAFO regulations include permit requirements and water quality discharge standards. Enforcement of CAFO regulations has been receiving increased governmental attention. Compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures. For example, we may incur future costs under existing and new laws and regulations pertaining to storm water and wastewater management at our racetracks. Moreover, violations can result in significant penalties and, in some instances, interruption or cessation of operations.

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

We or certain third parties that we rely on may fail to establish and maintain effective and compliant anti-money laundering (“AML”), counter terrorism financing, safer gambling, fraud detection, risk management and other regulatory policies, procedures and controls.

We handle significant amounts of cash in our operations and are subject to various reporting and AML laws and regulations. Recently, US governmental authorities and the British gambling regulator, the Great Britain Gambling Commission (the “GBGC”), have evidenced an increased focus on compliance with AML laws and regulations in the gaming industry. Any violation of AML laws or regulations could have a material adverse effect on our business, financial condition and results of operations. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our customers, employees, contractors or agents from violating or circumventing our policies and the law. If we or our employees or agents fail to comply with applicable laws or our policies governing our operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any such government investigations, prosecutions or other legal proceedings or actions could have a material adverse effect on our business, financial condition and results of operations.

The regulatory framework which governs our business, and its interpretation, may be subject to change which we may fail to anticipate and/or respond to.

Online gambling operators licensed in the UK and other jurisdictions are obliged to establish and maintain compliant AML, anti-terrorism, safer gambling, fraud detection, risk management and other regulatory policies, procedures and controls to mitigate and effectively manage these risks. In the event that they fail to do so, they may be subject to enforcement action by gambling regulators or other governmental agencies or private action by affected third parties. In the event of a breach, a range of sanctions may be imposed, including financial penalties or regulatory settlements, public warnings, the imposition of special operating conditions and the suspension or revocation of gambling licenses.

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

We hold licenses issued by the GBGC. The holders of such licenses are bound to meet stringent compliance requirements relating to matters such as AML, safer gambling, data protection, advertising and consumer rights issues. Compliance with such requirements is incorporated into the relevant licenses as a licensing condition (or similar) with a corresponding requirement for us to comply with such onerous requirements. In September 2022, the GBGC began the implementation of updated social responsibility licensing conditions. All licensees must now have in place effective systems and processes to monitor customer activity to identify harm or potential harm associated with gambling, from the point when an account is opened. The indicators licensees must use to identify harm or potential harm associated with gambling include customer spend, patterns of spend, time spent gambling, gambling behavior indicators, customer-led contact, use of gambling management tools and account indicators. These requirements may significantly impact our business if we are unable to establish the affordability of customers on the basis of available evidence and/or because customers are unwilling to provide the information requested.

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

It is anticipated that the UK government will issue its proposals to amend the Gambling Act in the first half of 2023. As yet, the implications for the industry as a whole and us, in particular, remain the subject of speculation. A variety of stakeholders continue to lobby the UK government and the policies to be pursued by the legislature have yet to be published. There is a risk that the introduction of more stringent, safer gambling and/or AML regulatory measures in the UK market may prove operationally onerous for us. Moreover, the potential for the introduction of stake, speed and prize limits and the introduction of deposit, loss and spend limits may operate to impact our financial performance and reduce the long-term growth opportunities for us in the UK market.

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

We are a multinational group with worldwide operations, including material revenues derived from the UK. The UK formally left the EU on January 31, 2020 (“Brexit”). The medium- and long-term consequences of Brexit may result, in significant economic, political and social instability, not only in the UK and Europe, but across the globe generally. In particular, this has contributed to volatility in the value of GBP, which may affect our profitability.

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

Our activities are affected by the General Data Protection Regulation in the UK and the EU (“GDPR”).

We are required to comply with the GDPR to the extent that we either: (1) have customers located in the UK and the EU or (2) conduct the processing of personal data in the UK and the EU. The impact of the GDPR is of particular relevance to our marketing activities and information technology security systems and procedures. The GDPR and associated e-privacy laws impose constraints on the ability of a data controller to profile and market to customers. Data subjects have the right to object to a controller processing their data in certain circumstances, including the right to object to their data being processed for the purposes of direct marketing. Controllers of personal data are required to maintain written records as to how they comply with the GDPR and provide more detailed information to data subjects in relation to how their data is being processed. In addition, updated e-privacy laws are under consideration in the UK and the EU to update the legislative rules applicable to digital and online data processing and to align e-privacy laws to the GDPR.

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

We have expanded our product offering to include iGaming and sportsbook product offerings. In November 2020, we announced a long-term strategic partnership with Sinclair that combines our sports betting technology with their local broadcast television stations and regional sports networks. During 2021, our acquisitions included Bet.Works Corp, MKF, SportCaller, AVP, Telescope and Gamesys. These acquisitions represent an expanded business model and new offerings. Accordingly, it will be difficult for us to forecast our future financial results, and it will be uncertain how our expanded business model will affect investors’ perceptions and expectations, which can be idiosyncratic and vary widely, with respect to our prospects. It may be difficult for investors to evaluate our business due to the lack of similarly situated competitors. Furthermore, our expanded business model may not be successful. Consequently, you should not rely upon our past quarterly financial results as indicators of our future financial performance, and our financial results and stock price may be negatively affected.

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

Our casino and hotel properties have an ongoing need for renovations and other capital improvements to remain competitive, including room refurbishments, amenity upgrades and replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with applicable laws and regulations. Construction projects, such as our planned project in Chicago, entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our business and results of operations.

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

We cannot assure you that our completed or any future acquisitions, will enhance our financial performance. Our ability to achieve the expected benefits of any acquisitions will depend on, among other things, our ability to effectively translate our strategies into revenue, our ability to retain and assimilate the acquired businesses’ employees, our ability to retain existing customers and suppliers on terms similar to, or better than, those in place with the acquired businesses, our ability to attract new customers, the adequacy of our implementation plans, our ability to maintain our financial and internal controls and systems as we expand our operations, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and revenue goals. The integration of the businesses that we acquire might also cause us to incur costs that are unforeseen or that exceed our estimates, which would lower our future earnings and would prevent us from realizing the expected benefits of such acquisitions. In some cases, the services provided by the sellers are critical to the ongoing efficient operation of the properties and may involve costly payments from us to the provider of the services. If the provision of these services by the sellers is disrupted or given insufficient attention by the sellers, our ability to operate the properties may be negatively impacted until such time as we are able to take full control over the services. Moreover, we must pay the sellers for these services and the costs to us for these services may exceed our estimates and these expenses will negatively impact the results of operations of these properties during these transition periods. Failure to achieve the anticipated benefits of these acquisitions could result in decreases in the amount of expected revenues and diversion of management’s time and energy and could adversely affect our business, financial condition and operating results including, ultimately, a reduction in our stock price.

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

There can be no assurance that we will not face similar challenges and difficulties with respect to new development projects, such as our planned project in Chicago, or expansion efforts that we may undertake, which could result in significant sunk costs that we may not be able to fully recoup or that otherwise have a material adverse effect on our financial condition and results of operations. We may not be able to obtain additional financing on acceptable terms or at all. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could adversely affect our ability to complete acquisitions.

We may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures or new business strategies.

We have invested in, formed strategic alliances with and announced proposed joint ventures with other companies, such as the Rhode Island VLT Company, LLC, the joint venture with IGT in Rhode Island (the “Joint Venture”), and we may expand those relationships or enter into similar relationships with additional companies which may require various state approvals which may or may not be granted. These initiatives are typically complex and we may not be able to complete anticipated alliance or joint venture transactions, the anticipated benefits of these transactions may not be realized or the benefits may be delayed. For example, we may not successfully integrate an alliance or joint venture with our operations, including the implementation of our controls, systems, procedures and policies, or unforeseen expenses or liabilities may arise that were not discovered during due diligence prior to an investment or entry into a strategic alliance, or a misalignment of interests may develop between us and the other party. Further, to the extent we share ownership, control or management with another party in a joint venture, our ability to influence such joint venture may be limited, and we may be unable to prevent misconduct or implement our compliance or internal control systems. In addition, implementation of a new business strategy may lead to the disruption of our existing business operations, including distracting management from current operations. Results of operations from new activities may be lower than our existing activities, and, if a strategy is unsuccessful, we may not recoup our investments in that strategy. Failure to successfully and timely realize the anticipated benefits of these transactions or strategies could have an adverse effect on our financial condition or results of operations.

With respect to the Joint Venture, any material unanticipated issues arising from the integration process could negatively impact our stock price, future business and financial results. Moreover, uncertainty about the effect of the proposed transaction on employees, customers, suppliers, distributors and other business partners may have an adverse effect on us and the Joint Venture. These uncertainties may impair our and/or the Joint Venture’s ability to attract, retain and motivate key personnel to execute the Joint Venture’s strategy, and could cause customers, suppliers, distributors and others who deal with us and/or the Joint Venture to seek to change or cancel existing business relationships with us and/or the Joint Venture or fail to renew existing relationships.

The Joint Venture will be subject to the risks associated with the Company’s gaming business, approvals by the state of Rhode Island, in addition to the risks associated with IGT’s machine gaming business, and the business, financial condition and results of operations of the Joint Venture may be affected by factors that are different from or in addition to those currently affecting the independent business, financial condition and results of operations of the Company’s gaming business. Many of these factors are outside of our and the Joint Venture’s control and could materially impact the business, financial condition and results of operations of the Joint Venture. Moreover, although we will have certain consent, board representation and other governance rights with respect to the Joint Venture, the Company will be a minority owner of the Joint Venture. As a result, we will not have complete control over the Joint Venture, its management or its policies and we may have business interests, strategies and goals that differ in certain respects from those of IGT or the Joint Venture.

Our business depends, in part, on strategic relationships with third parties. Overreliance on certain third parties or our inability to extend existing relationships or agree to new relationships may cause unanticipated costs for us and impact our financial performance in the future.

We have entered into strategic partnerships with Sinclair, the National Hockey League and others and may enter into relationships with advertisers, casinos and other third parties in order to attract users to our platform. These relationships along with providers of online services, search engines, social media, directories and other websites and e-commerce businesses direct consumers to our platform. In addition, parties with whom we have advertising arrangements provide advertising services to other companies, including other fantasy sports and gaming platforms with which we compete. While we believe there are other third parties that could drive users to our platform, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing relationships or our future relationships fails to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract consumers cost effectively and harm our business, financial condition and results of operations.

In 2020, we acquired naming rights over Diamond Sports Group’s (“Diamond”) regional sports networks, and Diamond and Sinclair agreed to promote the Bally’s brand over certain Sinclair networks. Our brand and naming rights are owned by us alone, we are not an obligor under Diamond’s debt and Diamond holds no equity or other ownership rights in us. However, our Bally’s Sports brand could be inaccurately associated with Diamond’s credit issues by the media, our customers or others, which, among other things, could harm our reputation and we cannot predict the effects of a Diamond reorganization on us or our relationship with Diamond.

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

Our online business model depends upon the continued compatibility between our apps and the major mobile operating systems and upon third-party platforms for the distribution of our product offerings, which depend on factors beyond our control such as the design of third-party operating systems and continued access to our apps on third-party distribution platforms like the Apple App Store.

Our digital business is dependent on the interoperability of our technology with popular mobile operating systems, technologies, networks and standards as our users access our online betting and gaming product offerings primarily on mobile devices. As a result, our business model depends upon the continued compatibility between our app and the major mobile operating systems, such as the Android and iOS operating systems, and we rely upon third-party platforms for distribution of our product offerings. We do not have formal or informal relationships with parties that control design of mobile devices and operating systems and there is no guarantee that popular mobile devices will start or continue to support or feature our product offerings. Any changes, bugs, technical or regulatory issues in such operating systems, our relationships with mobile manufacturers and carriers, or in their terms of service or policies that degrade our offerings’ functionality, reduce or eliminate our ability to distribute our offerings, give preferential treatment to competitive products, limit our ability to deliver high quality offerings, or impose fees or other charges related to delivering our offerings, could adversely affect our product usage and monetization on mobile devices. In addition, if any of the third-party platforms used for distribution of our product offerings were to limit or disable the availability of our app or advertising on their platforms, our ability to generate revenue could be harmed. These changes could materially impact the way we do business, and if we are unable to adjust to those changes quickly and effectively, there could be an adverse effect on our business, financial condition, results of operations and prospects.

A portion of our casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.

We currently lease certain parcels of land on which a portion of our properties are located. As a ground lessee, we have the right to use the leased land; however, we do not hold fee ownership of the underlying land. Accordingly, we have no interest in the leased land or improvements thereon at the expiration of the ground leases. If our use of the land underlying our casino properties is disrupted permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. Our leases provide that they may be terminated for a number of reasons, including failure to pay rent, taxes or other payment obligations or the breach of other covenants contained in the leases. In particular, our leases with GLPI require annual rent payments of $111.1 million in 2023, which is subject to escalation annually, and obligate us to make specified minimum capital expenditures with respect to the leased properties. If our business and properties fail to generate sufficient earnings, the payments required to service the rent obligations under our leases with GLPI could materially and adversely limit our ability to react to changes in our business and make acquisitions and investments in our properties. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. Further, in the event that any lessor of our leased properties, including GLPI, encounters financial, operational, regulatory or other challenges, there can be no assurance that such lessor will be able to comply with its obligations under the applicable lease.

We rely on other third-party sports data providers for real-time and accurate data for sporting events, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

We rely on third-party sports data providers to obtain accurate information regarding schedules, results, performance and outcomes of sporting events. We rely on this data to determine when and how sports bets are settled. We have experienced, and may continue to experience, errors in this data feed which may result in us incorrectly settling bets. If we cannot adequately resolve the issue with our users, our users may have a negative experience with our offerings, our brand or reputation may be negatively affected and our users may be less inclined to continue or resume utilizing our products or recommend our offerings to other potential users. As such, a failure or significant interruption in our service may harm our reputation, business and operating results.

Furthermore, if any of our sports data partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable time frame. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to regulatory concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

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

If we fail to detect fraud, theft or cheating, including by our customers and employees, our reputation may suffer which could harm our brand and reputation and negatively impact our business, financial condition and results of operations and can subject us to investigations and litigation.

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

Most of our employees in Rhode Island, Nevada and New Jersey are represented by a labor union and are subject to collective bargaining agreements with us. As of December 31, 2022, we had 29 collective bargaining agreements covering 2,755 employees. Our collective bargaining agreements generally have three-or-five-year terms. There can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements. We may also face organizing activities that could result in additional employees becoming unionized. Furthermore, collective bargaining agreements may limit our ability to reduce the size of our workforce during an economic downturn, which could put us at a competitive disadvantage.

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

In addition, the funding obligations for our pension plans will be impacted by the performance of the financial markets, particularly the equity markets and interest rates. Funding obligations are determined by government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected, we could be required to make larger contributions. The equity markets can be very volatile, and during 2022 displayed meaningful volatility and, therefore, our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase our required contributions in the future and adversely impact our liquidity.

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

Natural disasters, such as major hurricanes, typhoons, floods, fires and earthquakes, could adversely affect our business and operating results. Hurricanes are common in the areas in which our Mississippi and Louisiana properties are located, and the severity of such natural disasters is unpredictable.

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

We, or one of our regulatory bodies, engage a number of third parties to provide gaming operating systems for the facilities we own. As a result, we rely on such third parties to provide uninterrupted services in order to run our business efficiently and effectively. In the event one of these third parties experiences a disruption in its ability to provide such services (whether due to technological or financial difficulties or power problems), this may result in a material disruption to the wagering activity at the casinos which we own and have a material adverse effect on our business, operating results and financial condition.

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

As of December 31, 2022, we had approximately $3.56 billion of total indebtedness outstanding consisting of $1.93 billion outstanding under our term loan facility (the “Term Loan”) pursuant to the terms of a credit agreement we entered into on October 1, 2021 (the “Credit Agreement”) with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders party thereto, and $1.5 billion in aggregate principal amount of outstanding 5.625% senior notes due 2029 and 5.875% senior notes due 2031 (collectively, the “Senior Notes”). As of December 31, 2022, we have a $620.0 million revolving credit facility (the “Revolving Credit Facility” or “Revolver” and, together with the Term Loan, the “Credit Facility”), of which there were $137.0 million in borrowings as of that date. This indebtedness may have important negative consequences for us, including:

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

Some of these factors will be beyond our control. There can be no assurance that our business will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other needs. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. The inability to generate cash flow could result in us needing to refinance all or a portion of our indebtedness on or before maturity, including through the issuance of additional debt or equity securities. If needed, there can be no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could adversely affect our financial condition.

Our variable rate indebtedness exposes us to interest rate volatility, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Facility are at variable rates of interest and expose us to interest rate volatility. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same. In addition, at the end of 2021, the administrator for London Interbank Offered Rate (“LIBOR”) ceased publishing one-week and two-month U.S. dollar LIBOR and will cease publishing all remaining U.S. dollar LIBOR tenors in 2023. The consequence of this development with respect to LIBOR cannot be entirely predicted and may result in the level of interest payments on the portion of our indebtedness that bears interest at variable rates to be affected, which may adversely impact the amount of our interest payments under such debt.

A market downturn may negatively impact our access to financing.

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

Standard General L.P. (“Standard General”), our largest shareholder, beneficially owned 22.7% of our outstanding common stock as of February 14, 2023. Standard General’s Managing Partner and Chief Investment Officer serves as the Chairman of our Board. Standard General is authorized by Rhode Island regulatory authorities to acquire up to 40% of our outstanding common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES
The Company’s Casinos & Resorts reportable segment consists of 16 properties managed/owned by Bally’s as of December 31, 2022, as shown in the table below:

Property	Location	Type	Built/Acquired	Gaming Square Footage	Slot Machines	Table Games	Hotel Rooms	Food and Beverage Outlets	Racebook	Sportsbook
Bally’s Twin River Lincoln Casino Resort(1)	Lincoln, RI	Casino and Resort	2004	162,420	3,802	114	136	21	Yes	Yes
Hard Rock Hotel & Casino Biloxi(1)(3)	Biloxi, MS	Casino and Resort	2014	50,984	977	55	479	15	No	Yes
Bally’s Tiverton Casino & Hotel(1)(3)	Tiverton, RI	Casino and Hotel	2018	33,840	1,000	32	83	7	Yes	Yes
Bally’s Dover Casino Resort(1)(3)	Dover, DE	Casino, Resort and Raceway	2019	84,075	1,918	30	500	8	Yes	Yes
Bally’s Black Hawk(1)(2)(3)	Black Hawk, CO	Three Casinos	2020	34,632	577	33	—	7	No	Yes
Bally’s Kansas City Casino(1)	Kansas City, MO	Casino	2020	42,288	906	24	—	4	No	No
Bally’s Vicksburg Casino(1)	Vicksburg, MS	Casino and Hotel	2020	32,608	453	7	89	2	No	Yes
Bally’s Atlantic City Casino Resort(1)	Atlantic City, NJ	Casino and Resort	2020	84,236	1,189	88	1,205	12	No	Yes
Bally’s Shreveport Casino & Hotel(1)	Shreveport, LA	Casino and Hotel	2020	30,000	1,186	40	403	6	No	Yes
Bally’s Lake Tahoe Casino Resort	Lake Tahoe, NV	Casino and Resort	2021	48,425	399	20	438	7	Yes	Yes
Bally’s Evansville Casino & Hotel(1)(3)	Evansville, IN	Casino and Hotel	2021	46,265	948	30	338	4	No	Yes
Bally’s Quad Cities Casino & Hotel(1)(3)	Rock Island, IL	Casino and Hotel	2021	39,604	813	20	205	5	No	No
Tropicana Las Vegas Casino and Resort(1)(3)	Las Vegas, NV	Casino and Resort	2022	37,904	597	33	1,470	5	No	Yes
Bally’s Arapahoe Park	Aurora, CO	Racetrack/OTB Site	2004	—	—	—	—	5	Yes	No
__________________________________
(1)    The properties noted above are required to be mortgaged under and are encumbered under our Credit Agreement.
(2)    These properties include Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(3)    Properties leased from GLPI. Refer to Note 15 “Leases” for further information.

As of December 31, 2022, Bally’s had approximately 285,000 square feet of office space, including the corporate headquarters located in Providence, Rhode Island. Our interactive businesses operate primarily in leased office space located in the UK, Malta, Canada, US, Estonia, Sweden, Gibraltar, Isle of Man, Philippines, Hong Kong and Ceuta.

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

COMPARISON OF 45 MONTH CUMULATIVE TOTAL RETURN*
Among Bally’s Corporation, the S&P 500 Index
and the Dow Jones US Gambling Index

*$100 invested on March 29, 2019 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2023 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2023 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

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

Holders

At February 14, 2023, there were 240 holders of record of our common stock, although we believe there are a significantly larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of shareholders.

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

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended December 31, 2022 (in thousands, except Average Price Paid per Share):

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	50	$19.81		50	$214,392
November 1, 2022 - November 30, 2022	337	24.02		337	206,296
December 1, 2022 - December 31, 2022	516	22.76		516	194,558
	903	$23.07	(a)	903	$194,558
__________________________________
(a)    Weighted-average.

Changes to Authorized Shares

On May 18, 2021, following receipt of required shareholder approvals, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million to 200 million, and to authorize the issuance of up to 10 million shares of preferred stock. As of December 31, 2022, no shares of preferred stock have been issued.

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

Executive Overview

During 2022, we continued to grow our business by actively pursuing the acquisition and development of new gaming opportunities and reinvesting in our existing operations. We completed our acquisition of Tropicana Las Vegas, providing us with a presence on the Las Vegas Strip. We signed an agreement to develop Bally’s Chicago, a flagship destination casino resort in downtown Chicago, Illinois. We made significant progress on our capital improvement and expansion projects at our Bally’s Atlantic City, Bally’s Lincoln, and Bally’s Kansas City properties focusing on enhancing amenities to improve the customer experience. We launched Bally Casino, an iCasino app, and Bally Bet Sportsbook & Casino, our first combined casino and sportsbook app. These steps continue to position us as a prominent, full-service, vertically integrated iGaming company, with physical casinos and online gaming solutions united under a single, leading brand.

Acquisitions and Development Projects

Our acquisitions and business development projects are summarized above in “Our Strategy and Business Developments” section above and in Note 6 “Business Combinations” to our consolidated financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K.

Macroeconomic and Other Factors

Our business is subject to risks caused by global economic challenges, including those caused by the COVID-19 pandemic, the impact of the war in Ukraine, rising inflation, rising interest rates and supply-chain disruptions, that can cause economic uncertainty and volatility. These challenges can negatively impact discretionary consumer spending and could result in a reduction in visitors to our properties, including those that stay in our hotels, or discretionary spending by our customers on entertainment and leisure activities. In addition, inflation generally affects our business by increasing our cost of labor. In periods of sustained inflation, it may be difficult to effectively control such increases to our costs and retain key personnel.
Key Performance Indicators

The key performance indicator used in managing our business is adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), a non-GAAP measure. Adjusted EBITDA is defined as earnings for the Company, or where noted its reporting segments, before, in each case, interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating income, acquisition and other transaction related costs, share-based compensation and certain other gains or losses as well as, when presented for our reporting segments, an adjustment related to the allocation of corporate cost among segments.

We use Adjusted EBITDA to analyze the performance of our business and it is used as a determining factor for performance based compensation for members of our management team. We have historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a more fulsome understanding of our core operating results and as a means to evaluate period-to-period performance. Also, we present Adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, and to fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. Adjusted EBITDA information is presented because management believes that it is a commonly used measure of performance in the gaming industry and that it is considered by many to be a key indicator of our operating results.

Adjusted EBITDAR is used outside of our financial statements solely as a valuation metric. Adjusted EBITDAR is defined as Adjusted EBITDA for our Casinos & Resorts segment plus rent expense associated with triple net operating leases. Adjusted EBITDAR is an additional metric used by analysts in valuing gaming companies subject to triple net leases since it eliminates the effects of variability in leasing methods and capital structures. This metric is included as supplemental disclosure because (i) we believe Adjusted EBITDAR is used by gaming operator analysts and investors to determine the equity value of gaming operators and (ii) financial analysts refer to Adjusted EBITDAR when valuing our business. We believe Adjusted EBITDAR is useful for equity valuation purposes because (i) its calculation isolates the effects of financing real estate, and (ii) using a multiple of Adjusted EBITDAR to calculate enterprise value allows for an adjustment to the balance sheet to recognize estimated liabilities arising from operating leases related to real estate.

Adjusted EBITDA and Adjusted EBITDAR should not be construed as an alternative to net income, the most directly comparable GAAP measure, as an indicator of our performance. In addition, Adjusted EBITDA and Adjusted EBITDAR as used by us may not be defined in the same manner as other companies in our industry, and, as a result, may not be comparable to similarly titled non-GAAP financial measures of other companies. Adjusted EBITDAR should not be viewed as a measure of overall operating performance or considered in isolation or as an alternative to net income, because it excludes the rent expense associated with our triple net operating leases with GLPI and the lease for real estate and land underlying the operations of the Bally’s Lake Tahoe property.

Beginning in the third quarter ended September 30, 2022, we revised our calculation of Adjusted EBITDA to exclude adjustments for launch costs and preopening expenses. The tables below within “Adjusted EBITDA and Adjusted EBITDAR by Segment” have been revised to reflect this new presentation for applicable periods.

Results of Operations
The following table presents, for the periods indicated, certain revenue and income items:

	Years Ended December 31,
(In millions)	2022	2021	2020
Total revenue	$2,255.7	$1,322.4	$372.8
(Loss) income from operations	(293.0)	93.4	(18.4)
Net loss	(425.5)	(114.7)	(5.5)
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Years Ended December 31,
	2022	2021	2020
Total revenue	100.0%	100.0%	100.0%
Gaming and non-gaming expenses	44.7%	40.5%	37.2%
General and administrative	34.4%	41.2%	55.3%
Impairment charges	20.6%	0.4%	2.3%
Depreciation and amortization	13.3%	10.9%	10.2%
Total operating costs and expenses	113.0%	92.9%	104.9%
(Loss) income from operations	(13.0)%	7.1%	(4.9)%
Other income (expense):
Interest expense, net	(9.2)%	(8.9)%	(16.8)%
Other non-operating expenses, net	2.1%	(7.1)%	1.7%
Total other expense, net	(7.2)%	(16.1)%	(15.1)%
Loss before provision for income taxes	(20.1)%	(9.0)%	(20.1)%
Benefit for income taxes	(1.3)%	(0.3)%	(18.6)%
Net loss	(18.9)%	(8.7)%	(1.5)%
__________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Information

The Company has three reportable segments: Casinos & Resorts, North America Interactive and International Interactive. Refer to “Our Operating Structure” in Part I, Item 1 “Business” of this Annual Report on Form 10-K and Note 21 “Segment Reporting” to our consolidated financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our segment reporting structure . The following table sets forth certain financial information associated with results of operations for the years ended December 31, 2022, 2021 and 2020. Non-gaming revenue includes hotel, food and beverage and retail, entertainment and other revenue. Non-gaming expenses include hotel, food and beverage and retail, entertainment and other expenses.

	Years Ended December 31,			2022 over 2021	2021 over 2020
(In thousands, except percentages)	2022	2021	2020	$ Change	$ Change
Revenue:
Gaming
Casinos & Resorts	$907,431	$803,940	$298,070	$103,491	$505,870
North America Interactive	38,759	10,442	—	28,317	10,442
International Interactive	899,934	239,110	—	660,824	239,110
Total Gaming revenue	1,846,124	1,053,492	298,070	792,632	755,422

Non-gaming
Casinos & Resorts	320,132	228,888	74,722	91,244	154,166
North America Interactive	42,941	27,910	—	15,031	27,910
International Interactive	46,508	12,153	—	34,355	12,153
Total Non-gaming revenue	409,581	268,951	74,722	140,630	194,229
Total revenue	$2,255,705	$1,322,443	$372,792	$933,262	$949,651

Operating costs and expenses:
Gaming
Casinos & Resorts	$313,569	$263,751	$95,901	$49,818	$167,850
North America Interactive	48,018	10,721	—	37,297	10,721
International Interactive	451,331	132,560	—	318,771	132,560
Total Gaming expenses	812,918	407,032	95,901	405,886	311,131

Non-gaming
Casinos & Resorts	147,575	110,090	42,768	37,485	67,322
North America Interactive	14,538	9,299	—	5,239	9,299
International Interactive	34,205	8,658	—	25,547	8,658
Total Non-gaming expenses	196,318	128,047	42,768	68,271	85,279

General and administrative
Casinos & Resorts	460,163	343,639	173,249	116,524	170,390
North America Interactive	113,913	46,908	—	67,005	46,908
International Interactive	149,168	43,015	—	106,153	43,015
Other	51,696	110,959	32,759	(59,263)	78,200
Total General and administrative	$774,940	$544,521	$206,008	$230,419	$338,513

Margins:
Gaming expenses as a percentage of Gaming revenue	44%	39%	32%
Non-gaming expenses as a percentage of Non-gaming revenue	48%	48%	57%
General and administrative as a percentage of Total revenue	34%	41%	55%

Year ended December 31, 2022 compared to year ended December 31, 2021

Total revenue

Our total revenue for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	2022	2021	$ Change	% Change
Gaming	$1,846,124	$1,053,492	$792,632	75.2%
Hotel	153,750	95,356	58,394	61.2%
Food and beverage	115,322	92,906	22,416	24.1%
Retail, entertainment and other	140,509	80,689	59,820	74.1%
Total revenue	$2,255,705	$1,322,443	$933,262	70.6%

We saw gaming, hotel, food and beverage, and retail, entertainment and other revenues grow, as we were able to operate with fewer restrictions across our properties compared to the prior year period as a result of developments in the COVID-19 pandemic and an increase in consumer confidence. Incremental revenues from the recent acquisition of Tropicana Las Vegas and the acquisitions completed in 2021, including Gamesys, Bally’s Evansville, Bally’s Lake Tahoe, Bally’s Quad Cities and our North America Interactive acquisitions (collectively the “2021 Acquisitions”), contributed, in the aggregate, $868.7 million.

Gaming and non-gaming expenses

Gaming and non-gaming expenses for the year ended December 31, 2022 increased $405.9 million and $68.3 million, respectively, primarily due to the acquisition of Tropicana Las Vegas and our 2021 Acquisitions which contributed, in the aggregate, $419.2 million to gaming expenses and $55.1 million to non-gaming expense.

General and administrative

General and administrative expenses for the year ended December 31, 2022 increased $230.4 million from $544.5 million, in 2021, primarily due to inclusion of expenses from our acquisition of Tropicana Las Vegas and our 2021 Acquisitions which contributed, in the aggregate, $201.7 million.

Impairment Charges

In 2022, we recorded total impairment charges of $464.0 million which included $390.7 million as a result of our annual goodwill and asset impairment analysis related to our North America Interactive segment and $73.3 million in the International Interactive segment related to a long-standing indefinite lived trademark acquired as part of the Gamesys acquisition that is being de-emphasized for other newer brands in Asia and Rest of World.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2022 was $300.6 million, compared to $144.8 million in 2021 driven by the inclusion of incremental expense from our acquisition of Tropicana Las Vegas and our 2021 Acquisitions, which contributed, in the aggregate, $159.4 million year-over-year.

Income (loss) from operations

Loss from operations was $293.0 million for the year ended December 31, 2022 compared to income from operations of $93.4 million in 2021. This change year-over-year was primarily driven by the impairment charges noted above, partially offset by an overall benefit of $14.7 million from our acquisition of Tropicana Las Vegas and our 2021 Acquisitions.

Other (income) expense

Total other expense, net decreased to $161.5 million for the year ended December 31, 2022 from $212.5 million in 2021. This decrease was driven by a loss on extinguishment of debt in the prior year of $103.0 million in connection with the termination of our obligations under our prior revolving credit facility and prior term loan facility and the redemption of our 6.75% senior notes due 2027 in connection with our credit facility entered into on October 1, 2021, coupled with a foreign exchange loss of $33.5 million in the prior year, compared to a gain of $0.5 million in 2022. These decreases were offset by increased interest expense on our debt due to the timing of borrowings and interest rates.

Benefit for income taxes

Benefit for income taxes for the years ended December 31, 2022 and 2021 was $28.9 million and $4.4 million, respectively. The effective tax rate for the year ended December 31, 2022 was 6.4% compared to 3.7% in 2021. The increase in the effective tax rate was due to increases in state tax expense and nondeductible costs related to the acquisition of Gamesys during 2021 offset by the impact of a current year goodwill impairment charge and a valuation allowance established associated with the potential to not be able to utilize certain deferred tax assets in the future. Lower bargain purchase gains activity and less CARES act related tax benefits in 2022 as compared to 2021 also contributed to the increase in the effective tax rate.

Net loss and loss per share

Net loss for the year ended December 31, 2022 was $425.5 million compared to $114.7 million in 2021. As a percentage of revenue, net loss increased from 8.7% for the year ended December 31, 2021 to a net loss of 18.9% for the year ended December 31, 2022. Diluted loss per share for the year ended December 31, 2022 and 2021 was $7.32 and $2.31, respectively, and was impacted by the factors noted above.

Adjusted EBITDA and Adjusted EBITDAR by Segment

Consolidated Adjusted EBITDA was $548.5 million for the year ended December 31, 2022, an increase of $218.6 million, or 66.3%, from $329.9 million in 2021.

Adjusted EBITDA for the Casinos & Resorts segment for the year ended December 31, 2022 increased $27.9 million, or 8.8%, to $345.6 million from $317.7 million in 2021. Casinos & Resorts Adjusted EBITDAR was $398.9 million for the year ended December 31, 2022, which further adjusts Adjusted EBITDA for rent expense associated with our operating leases, as defined below. The growth in 2022 was primarily driven by increases in customer volumes at certain casino properties, partially offset by local regulatory changes, such as smoking bans, adversely impacting the performance of certain other properties.

Adjusted EBITDA for the North America Interactive segment for the year ended December 31, 2022 was $(65.7) million compared to $(12.4) million in 2021. The decrease from prior year is attributable to the acquisition of various businesses throughout 2021, as well as costs of launching in new markets.

Adjusted EBITDA for the International Interactive segment for the year ended December 31, 2022 increased $251.7 million, or 359.9%, to $321.7 million from $69.9 million in 2021, directly attributable to our acquisition of Gamesys on October 1, 2021.

The following tables reconcile Adjusted EBITDA and Adjusted EBITDAR, non-GAAP measures, to net income, as derived from our financial statements (in thousands):

Year Ended December 31. 2022 (in thousands)	Casinos & Resorts	North America Interactive	International Interactive	Other	Total
Net income (loss)	$182,574	$(428,099)	$69,498	$(249,519)	$(425,546)
Interest expense, net of interest income	43	(17)	(212)	208,339	208,153
Provision (benefit) for income taxes	57,657	(82,788)	(3,320)	(472)	(28,923)
Depreciation and amortization	65,982	26,823	174,180	33,574	300,559
Non-operating (income) expense(1)	—	122	(2,707)	(43,591)	(46,176)
Foreign exchange (gain) loss, net	—	(1,466)	977	(27)	(516)
Transaction costs(2)	6,079	16,182	9,484	53,859	85,604
Share-based compensation	—	—	—	27,912	27,912
Gain on sale-leaseback	(50,766)	—	—	—	(50,766)
Impairment charges	—	390,656	73,322	—	463,978
Planned business divestiture(3)	—	5,585	—	—	5,585
Other, net(4)	1,719	4,926	429	1,577	8,651
Allocation of corporate costs	82,329	2,347	—	(84,676)	—
Adjusted EBITDA	$345,617	$(65,729)	$321,651	$(53,024)	$548,515
Rent expense associated with triple net operating leases (5)	53,313
Adjusted EBITDAR	$398,930
__________________________________
(1)    Non-operating (income) expense for the applicable periods include: (i) change in value of naming rights liabilities, (ii) adjustment on bargain purchases and, (iii) other (income) expense, net.
(2)    Includes acquisition costs, integration costs related to our Interactive business, financing related expenses, Bally’s Chicago costs, and restructuring costs.
(3)    Losses related to a North America Interactive business that Bally’s is marketing as held-for-sale as of December 31, 2022.
(4)    Other includes the following non-recurring items: (i) non-routine legal expenses, net of recoveries for matters outside the normal course of business, (ii) rebranding expenses in connection with Bally’s corporate name change, and (vi) other individually de minimis expenses.
(5)    Consists of the operating lease components contained within our triple net master lease dated June 4, 2021 with GLPI for the real estate assets used in the operation of Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities and Bally’s Black Hawk, the individual triple net lease with GLPI for the land underlying the operations of Tropicana Las Vegas, and the triple net lease assumed in connection with the acquisition of Bally’s Lake Tahoe for real estate and land underlying the operations of the Bally’s Lake Tahoe facility.

Year Ended December 31, 2021 (in thousands)	Casinos & Resorts	North America Interactive	International Interactive	Other	Total
Net income (loss)	$186,287	$(36,879)	$24,337	$(288,442)	$(114,697)
Interest expense, net of interest income	37	(15)	(27)	117,929	117,924
Provision (benefit) for income taxes	72,128	(8,281)	(4,261)	(63,963)	(4,377)
Depreciation and amortization	54,120	18,096	46,341	26,229	144,786
Non-operating (income)(1)	—	—	(3)	61,074	61,071
Foreign exchange loss, net	—	355	643	32,463	33,461
Transaction costs(2)	—	12,682	1,444	70,417	84,543
Share-based compensation	—	—	—	20,143	20,143
Gain on sale-leaseback	(53,425)	—	—	—	(53,425)
Contract termination expense	—	—	—	30,000	30,000
Impairment charges	4,675	—	—	—	4,675
Other, net(3)	(16,334)	—	1,470	20,662	5,798
Allocation of corporate costs	70,217	1,629	—	(71,846)	—
Adjusted EBITDA	$317,705	$(12,413)	$69,944	$(45,334)	$329,902
__________________________________
(1)    Non-operating income (expense) includes: (i) change in value of naming rights liabilities and (ii) gain on bargain purchases, (iii) loss on extinguishment of debt, and (iv) other, net.
(2)    Includes acquisition, integration and restructuring costs, costs incurred related to the amended credit agreement, and a lump sum one-time contribution of $12.5 million to support a referendum campaign to legalize sports betting in the State of California.
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

Year Ended December 31, 2020 (in thousands)	Casinos & Resorts	Other	Total
Net income (loss)	$28,555	$(34,042)	$(5,487)
Interest expense, net of interest income	34	62,602	62,636
Provision (benefit) for income taxes	(16,018)	(53,306)	(69,324)
Depreciation and amortization	37,786	56	37,842
Non-operating (income) expense(1)	—	(6,211)	(6,211)
Transaction costs(2)	20	14,030	14,050
Share-based compensation	—	17,706	17,706
Impairment charges	8,659	—	8,659
Other, net(2)	10,362	(978)	9,384
Allocation of corporate costs	20,515	(20,515)	—
Adjusted EBITDA	$89,913	$(20,658)	$69,255
__________________________________
(1)    Non-operating income (expense) includes: (i) change in value of naming rights liabilities and (ii) gain on bargain purchase.
(2)    Includes acquisition, integration and restructuring costs and costs incurred related to the amended credit agreement.
(3)    Other includes the following non-recurring items: (i) rebranding (ii) Employee Retention Credits related to the COVID-19 pandemic, (iv) non-routine legal expenses, (v) storm related losses, and (vi) other individually de minimis expenses.

Year ended December 31, 2021 compared to year ended December 31, 2020

This information can be found under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Year ended December 31, 2021 compared to year ended December 31, 2020” in our Annual Report on Form 10-K/A for the year ended December 31, 2021.

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

Cash Flows Summary

	Years Ended December 31,
(In thousands)	2022	2021	2020
Net cash provided by operating activities	$270,971	$82,754	$19,502
Net cash used in investing activities	(302,922)	(2,296,904)	(444,846)
Net cash provided by financing activities	43,237	2,404,598	366,397
Effect of foreign currency on cash and cash equivalents	(20,722)	(42,163)	—
Change in cash and cash equivalents and restricted cash classified as assets held for sale	(220)	—	—
Net change in cash and cash equivalents and restricted cash	(9,656)	148,285	(58,947)
Cash and cash equivalents and restricted cash, beginning of period	274,840	126,555	185,502
Cash and cash equivalents and restricted cash, end of period	$265,184	$274,840	$126,555

A description of changes in cash flows comparing the years ended December 31, 2021 and 2020 can be found in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of our Annual Report on Form 10-K/A for the year ended December 31, 2021.

Operating Activities

The increase in cash provided by operating activities was primarily attributable to total impairment charges of $464.0 million in 2022 resulting from our goodwill and asset impairment analysis related to our North America Interactive segment and an impairment charge related to an indefinite lived trademark acquired as part of the Gamesys acquisition, coupled with increased amortization in 2022 related to our 2021 Acquisitions, partially offset by the loss on extinguishment of debt recorded in the prior year.

Investing Activities

The decrease in cash used in investing activities was primarily driven by a decrease in cash paid for acquisitions year-over-year, coupled with a $200.0 million advance deposit received in connection with our transaction with GLPI for our Bally’s Tiverton and Hard Rock Biloxi properties, which closed in January 2023. These decreases were offset by increased capital expenditures mainly attributable to our expansion and renovation projects at Bally’s Atlantic City, Bally’s Twin River and Bally’s Kansas City.

Financing Activities

The decrease in cash provided by financing activities was driven by the change in our debt borrowings, offset by repayments, as follows:

	Years Ended December 31,
	2022	2021
Revolver proceeds	$597,000	$375,000
Term loan proceeds	—	1,925,550
Senior note proceeds	—	1,487,003
Issuance of long-term debt	$597,000	$3,787,553

Revolver repayments	$(545,000)	$(325,000)
Term loan repayments	(19,450)	(569,125)
Senior note repayments	—	(525,000)
Repayment of Gamesys’ debt	—	(458,450)
Repayments of long-term debt	$(564,450)	$(1,877,575)

In addition, in 2021, we received proceeds from equity issuances from our public offering and the issuance of Sinclair penny warrants, coupled with increased spending in 2022 on share repurchases under our capital return program.

Capital Return Program

We have a Board approved capital return program under which we may expend a total of up to $700 million for a share repurchases and payment of dividends.

During the year ended December 31, 2022, we completed a modified Dutch auction tender offer (the “Offer”) and repurchased 4.7 million common shares at a price of $22.00 per common share, at an aggregate purchase price of $103.3 million. We also repurchased 6,621,841 common shares for an aggregate purchase price of $153.4 million during the year ended December 31, 2022. As of December 31, 2022, there was $194.6 million available for use under the Capital Return Program, subject to limitations in our regulatory and debt agreements. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases.

We did not pay cash dividends during the year ended December 31, 2022, nor do we currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.

Senior Notes

On August 20, 2021, we issued $750.0 million aggregate principal amount of 5.625% senior notes due 2029 and $750.0 million aggregate principal amount of 5.875% Senior Notes due 2031 (together, the “Senior Notes”). On October 1, 2021, upon the closing of the Gamesys acquisition, we assumed the issuer obligation under the Senior Notes.

The indenture contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, (i) incur additional indebtedness, (ii) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, (iii) enter into certain transactions with affiliates, (iv) sell or otherwise dispose of assets, (v) create or incur liens and (vi) merge, consolidate or sell all or substantially all of the Company’s assets. These covenants are subject to exceptions and qualifications set forth in the indenture.

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

Refer to Note 14 “Long-Term Debt” in Item 8 of this Annual Report on Form 10-K for further information.

Operating leases

The Company is committed under various operating lease agreements for real estate and property used in operations. Minimum rent payable under operating leases was $1.71 billion as of December 31, 2022, of which $82.7 million is due within the next twelve months. Refer to Note 15 “Leases” in Item 8 of this Annual Report on Form 10-K for further information.

GLPI leases

As of December 31, 2022, the Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities and Bally’s Black Hawk properties were leased under the terms of a master lease agreement (the “Master Lease”) with GLPI. The Master Lease has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $52.0 million, subject to a minimum 1% annual escalation or greater escalation dependent on CPI. On January 3, 2023, we completed a transaction with GLP Capital, L.P., the operating partnership of GLPI, related to the land and real estate assets of Bally’s Tiverton and Hard Rock Biloxi for a total consideration of $635.0 million. The transaction was structured as a tax-free capital contribution and a substantial portion of the proceeds will be applied to reduce the Company’s debt. These properties will be added to the Master Lease, increasing minimum annual payments by $48.5 million.

In addition to the properties under the Master Lease, the Company has also entered into a sale-leaseback transaction with GLPI for the non-land assets of Tropicana Las Vegas, which the Company acquired during the fourth quarter of 2022. This lease has an initial term of 50 years (with a maximum term of 99 years with renewal options) at annual rent of $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI.

Financing Obligation

Bally’s Chicago Operating Company, LLC, an indirect wholly-owned subsidiary of the Company, has entered into an agreement to lease the land on which Bally’s Chicago will be built. The lease commenced November 18, 2022 and has a 99-year term followed by ten separate 20-year renewals at the Company’s option. As of December 31, 2022, the Company has recorded this lease as a corresponding long-term financing obligation of $200.0 million.

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

For the year ended December 31, 2022, capital expenditures were $212.3 million compared to $97.5 million in 2021. In 2022 we continued our spending on maintenance and planned projects at our casino properties, making significant progress on our Bally’s Twin River and Bally’s Atlantic City properties. We expect that significant capital expenditures in 2023 will decrease as compared to 2022 as we focus on generating cash flows to invest in long-term growth opportunities for the entire Bally’s portfolio.

Bally’s Twin River - In connection with our partnership with IGT, we have committed to invest $100 million in Bally’s Twin River over the term of our master contract, ending in 2043, with Rhode Island to expand the property and add additional amenities along with other capital improvements. As a major component of this, we have constructed and opened a 14,000 square foot Korean-style spa, and are currently in the process of constructing a 40,000 square foot casino expansion, for a combined investment of approximately $60 million. The spa opened in January 2023, and the expanded casino is expected to open in the second quarter of 2023.

Bally’s Atlantic City - Construction on our Bally’s Atlantic City property commenced in 2021. We are committed to invest approximately $100 million over five years to refurbish and upgrade Bally’s Atlantic City’s facilities and expand its amenities, including renovated hotel rooms and suites, an outdoor beer hall and lobby bar. Spending in 2023 is estimated at approximately $20 million.

Bally’s Kansas City - We began construction on the planned redevelopment project of Bally’s Kansas City in November 2021. We believe the redevelopment of the property, which includes a 40,000 square foot land-based building, restaurant, bar and retail space, will improve the property and guest experience and drive growth and return on investment. Spending on the project is estimated to be approximately $50 million, with a target completion date in the summer of 2023.

Centre County, PA - On December 31, 2020, we signed a framework agreement with entities affiliated with an established developer to design, develop, construct and manage a Category 4 licensed casino in Centre County, Pennsylvania. Subject to receipt of regulatory approvals, it will house up to 750 slot machines and 30 table games. The casino will also provide, subject to receipt of separate licenses and certificates, retail sports betting, online sports betting and online gaming. We estimate the total cost of the project, including construction, licensing and iGaming/sports betting operations, to be approximately $120 million. If completed, we will acquire a majority equity interest in the partnership, including 100% of the economic interests of all retail sports betting, online sports betting and iGaming activities associated with the project.

Bally’s Chicago - On June 9, 2022, a wholly-owned indirect subsidiary of the Company, Bally’s Chicago Operating Company, LLC (the “Developer”), signed a host community agreement with the City of Chicago to develop a $1.7 billion destination casino resort, to be named Bally’s Chicago, in downtown Chicago, Illinois. Among other features and amenities, Bally’s Chicago will include 3,400 slots, 170 table games, 10 food and beverage venues, a 500-room hotel tower with rooftop bar, a 3,000 seat, 65,000 square foot entertainment center, a 20,000 square foot exhibition and an outdoor green space including an expansive public riverwalk with a water taxi stop. The project also provides the Developer with the exclusive right to operate a temporary casino for up to three years while the permanent casino resort is constructed. The temporary casino is expected to open in the second half of 2023, subject to regulatory approval and other customary conditions.

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

Other Contractual Obligations

Sponsorship Commitments - The Company has entered into several sponsorship agreements with various professional sports leagues and teams, allowing the Company use of official league marks for branding and promotions, among other rights. As of December 31, 2022, obligations related to these agreements were $83.3 million, with contracts extending through June 2036.

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

Goodwill and Intangible Assets

Assessing goodwill and indefinite-lived intangible assets for impairment is a process that involves significant judgment and requires a qualitative and quantitative analysis with many assumptions which fluctuate based on our business. We review goodwill and indefinite-lived intangible assets at least annually and between annual test dates if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. We have elected to perform our annual tests for indications of impairment as of the first day of the fourth quarter of each year. The evaluation of goodwill and indefinite-lived intangible assets requires the use of estimates about future operating results of each reporting unit to determine the estimated fair value of the reporting unit and the indefinite lived intangible assets. The Company must make various assumptions and estimates in performing its impairment testing, including assumptions and estimates about future cash flows. Changes in estimates and assumptions used in estimating future cash flows could produce significantly different results. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future periods.

When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. A qualitative impairment assessment involves analyzing relevant events and circumstances, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of a reporting unit’s assets. Items that are generally considered include, but are not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. For the quantitative goodwill impairment test, we estimate the fair value of the reporting unit and asset group using both income and market-based approaches. Specifically, the Company applies the discounted cash flow (“DCF”) model under the income approach and the guideline company under the market approach and weighs the results of the two valuation methodologies based on the facts and circumstances surrounding the reporting unit. For the DCF model, we rely on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for the reporting unit as of the valuation date. The determination of fair value under the DCF model involves the use of significant estimates and assumptions, including revenue growth rates driven by future gaming activity, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, and discount rates. For the market approach, we utilize a comparison of the reporting unit to comparable publicly-traded companies and transactions and, based on the observed earnings multiples, ultimately selects multiples to apply to the reporting unit. We then compare the fair value of our reporting units to the carrying amounts. If the carrying amount of the reporting unit exceeds the fair value, an impairment is recorded equal to the amount of the excess (not to exceed the amount of goodwill allocated to the reporting unit).

Assumptions and estimates about future cash flow levels and multiples by individual reporting units are complex and subjective. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining the fair value of goodwill, including long-term revenue growth projections, profitability, discount rates, external factors, such as industry, market and macro-economic conditions, and internal factors, such as changes in the Company’s business strategy, which may re-allocate capital and resources to different or new opportunities but, in turn, may be to the detriment of an individual reporting unit.

The Company completed its annual assessment for goodwill impairment as of October 1, 2022, which resulted in impairment charges to goodwill. Reporting units with goodwill which were identified as having less than a substantial cushion were subject to a sensitivity analysis to determine the potential impairment losses. The carrying value of the International Interactive reporting unit was $2.3 billion as of December 31, 2022 and the estimated fair value exceeded this amount by 8%. The most sensitive inputs to the estimated fair value of the International Interactive reporting unit were the discount rate and terminal growth rate. A hypothetical 100 basis point decline in the discount rate or a 50 basis point decline in the terminal growth rate would not have resulted in an impairment charge. The carrying value for the North America Interactive reporting unit exceeded its fair value as of October 1, 2022 and the Company recorded an impairment loss during the year ended December 31, 2022. The most sensitive input to the estimated fair value of the North America Interactive reporting unit was forecasted revenue. A hypothetical 10% decline in forecasted revenues for the reporting unit would have resulted in an additional goodwill impairment charge of $10 million. Material changes in these estimates could occur and result in additional impairment in future periods.

We consider certain of our gaming licenses and tradenames as indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our gaming properties indefinitely as well as our historical experience in renewing these intangible assets at minimal cost with various state commissions. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, an impairment loss is recognized. We assess the fair value of our tradenames using the relief-from-royalty method under the income approach.

Based on the annual impairment assessment of intangible assets, the Company identified indefinite lived trademarks totaling $206.3 million in the International Interactive segment that did not significantly exceed their respective carrying values. The Company recognized an impairment loss of $73.3 million related to one of the trademarks acquired as part of the Gamesys acquisition. This trademark is being de-emphasized for other newer brands in Asia and Rest of World, resulting in a decline in actual and projected revenues attributable to the trademark as compared to when the fair value was determined during the purchase price allocation of the Gamesys acquisition. The fair value of the trademarks was determined using a relief from royalty method, which utilized Level 3 inputs such as projected revenue, discount rates, long term growth rates and royalty rates. To the extent revenues associated with these trademarks decline in the near future, discount rates increase significantly, or selected royalty rates decline, we may recognize further impairments, and such impairments could be material. The selected royalty rate represents the most sensitive input in our estimates and a hypothetical increase of 50 bps in the royalty rates would result in additional impairment of approximately $10.6 million on the assets that do not significantly exceed their carrying values. Additionally, a hypothetical 10% decline in projected revenue derived from the trademarks would result in additional impairment of approximately $5.6 million on the assets that do not significantly exceed their carrying values.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted. A valuation allowance is required when it is “more likely than not” that all or a portion of the deferred taxes will not be realized. The consolidated financial statements reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. We assessed our deferred tax liabilities arising from taxable temporary differences and concluded such liabilities are not a sufficient source of income for the realization of deferred tax assets, including indefinite life taxable temporary differences which offset, subject to limitation, deferred tax assets with unlimited carryovers, such as the Section 163(j) interest limitation. Accordingly, a $60.1 million valuation allowance has been established as of December 31, 2022.

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

Recently Issued Accounting Pronouncements

For a discussion of recently issued financial accounting standards, refer to Note 4 “Recently Issued Accounting Pronouncements,” of Part II. Item 8 of this Annual Report on Form 10-K for further detail.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements and foreign currency risk attributable to our operations outside of the US. Inflation generally affects us by increasing our cost of labor. Bally’s does not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2022, 2021 or 2020.

Interest Rate Risk

As of December 31, 2022, interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On December 31, 2022, we had $2.06 billion of variable rate debt outstanding under our Term Loan and Revolving Credit Facilities and $1.50 billion of unsecured senior notes. Based upon a sensitivity analysis of our debt levels on December 31, 2022, a hypothetical increase of 1% in the effective interest rate would cause an increase in interest expense of approximately $20.6 million over the next twelve months while a decrease of 1% in the effective interest rate, not to exceed the interest rate floor, would cause a decrease in interest expense of approximately $20.6 million over the same period.

We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the years ended December 31, 2022, 2021 or 2020.

Foreign Currency Risk

We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the US. A vast majority of our revenues are from the UK market and are conducted in GBP and are therefore susceptible to any movements in exchange rates between the GBP and USD. Foreign currency transaction gains for the year ended December 31, 2022 were $0.5 million. Foreign currency transaction losses for the year ended December 31, 2021 were $33.5 million. Movements in currency exchange rates could impact the translation of assets and liabilities of these foreign operations which are translated at the exchange rate in effect on the balance sheet date. We have not historically used operational hedges or forward currency exchange rate contracts to manage the impact of currency exchange rate fluctuations on earnings and cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements listed below are filed as part of this Annual Report on Form 10-K.

The accompanying audited consolidated financial statements of Bally’s Corporation (and together with its subsidiaries, the “Company” or “Bally’s”) have been prepared in accordance with the instructions to Form 10-K and Regulation S-X and include all information and footnote disclosures necessary for complete financial statements in conformity with accounting principles generally accepted in the US (“US GAAP”). Financial statement schedules have been omitted because they are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bally’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bally’s Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – International Interactive and North America Interactive Reporting Units – Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description

The Company’s goodwill is tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the respective reporting units to their carrying value. The Company determines the fair value of its reporting units in consideration of the income-based and market-based approaches. The key inputs in determining the fair value of the International Interactive reporting unit include expected cash flows and projected financial results, including forecasted revenues (collectively the “International Interactive forecasts”), the selection of the discount rate, and market multiples. As of December 31, 2022, the carrying value of the International Interactive reporting unit goodwill is $1,497.2 million. The key inputs in determining the fair value of the North American Interactive reporting unit include forecasted revenues and market multiples. As of December 31, 2022, the carrying value of the North America Interactive reporting unit goodwill is $39.7 million.

The Company’s fair value determination of its International Interactive and North America Interactive reporting units required management to make significant estimates and assumptions of International Interactive forecasts, discount rates, and market multiples, and of North America Interactive forecasted revenue and market multiples. Therefore, performing audit procedures to evaluate the reasonableness of these estimates and assumptions involved a high degree of auditor judgment and increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the International Interactive forecasts, discount rates, and market multiples, and the North America Interactive forecasted revenue and market multiples used by management to estimate the fair value of the International Interactive and North America Interactive reporting units included the following, among others:

•We tested the effectiveness of controls over determining the fair value of the Company’s International Interactive and North America Interactive reporting units, including controls over the International Interactive forecasts, discount rates, and market multiples, and the North America Interactive forecasted revenue and market multiples.
•We evaluated management’s ability to accurately project the International Interactive forecasts and the North America Interactive forecasted revenue by performing a retrospective review of actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s projected International Interactive forecasts and the North America Interactive forecasted revenue by:
◦Comparing the International Interactive forecasts and the North America Interactive forecasted revenue to information included in the Company’s communications to the Board of Directors, industry reports, and analyst reports for the Company and certain of its peer companies;
◦Comparing the International Interactive forecasts and the North America Interactive forecasted revenue to historical financial results;
◦Evaluating the impact of changes in the regulatory environment on management’s projections.
◦Conducting inquiries with management; and
◦Evaluating whether the International Interactive forecasts and the North America Interactive forecasted revenue were consistent with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the International Interactive discount rate and market multiples and the North America Interactive market multiples by:
◦Testing the inputs underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.
◦Testing the source information underlying the determination of the market multiples; and
◦Developing a range of independent estimates and comparing those to the market multiples selected by management.

/s/ Deloitte & Touche LLP
New York, New York
March 1, 2023

We have served as the Company’s auditor since 2015.

BALLY’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$212,515	$206,193
Restricted cash	52,669	68,647
Accounts receivable, net	71,673	48,178
Inventory	14,191	11,489
Tax receivable	53,771	128,217
Prepaid expenses and other current assets	100,717	104,463
Assets held for sale	17,177	—
Total current assets	522,713	567,187
Property and equipment, net	1,202,102	838,651
Right of use assets, net	808,926	507,843
Goodwill, net	1,746,202	2,122,653
Intangible assets, net	1,961,938	2,477,952
Deferred tax asset	25,544	11,922
Other assets	32,688	27,009
Total assets	$6,300,113	$6,553,217
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$19,450	$19,450
Current portion of lease liabilities	32,929	24,506
Accounts payable	70,071	87,540
Accrued income taxes	56,012	37,208
Accrued liabilities	573,931	401,428
Liabilities related to assets held for sale	3,409	—
Total current liabilities	755,802	570,132
Long-term debt, net	3,469,105	3,426,777
Long-term portion of financing obligation	200,000	—
Long-term portion of lease liabilities	803,212	506,475
Deferred tax liability	138,017	214,467
Naming rights liabilities	109,807	168,929
Other long-term liabilities	17,923	50,635
Total liabilities	5,493,866	4,937,415
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock ($0.01 par value; 200,000,000 shares authorized; 46,670,057 and 53,050,055 shares issued; 46,670,057 and 52,254,477 shares outstanding	466	530
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,636,366	1,849,068
Treasury stock, at cost, 0 and 795,578 shares as of December 31, 2022 and 2021, respectively	—	(29,166)
Retained deficit	(535,373)	(181,581)
Accumulated other comprehensive loss	(295,640)	(26,809)
Total Bally’s Corporation stockholders’ equity	805,819	1,612,042
Non-controlling interest	428	3,760
Total stockholders’ equity	806,247	1,615,802
Total liabilities and stockholders’ equity	$6,300,113	$6,553,217
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Revenue:
Gaming	$1,846,124	$1,053,492	$298,070
Non-gaming	409,581	268,951	74,722
Total revenue	2,255,705	1,322,443	372,792

Operating costs and expenses:
Gaming	812,918	407,032	95,901
Non-gaming	196,318	128,047	42,768
General and administrative	774,940	544,521	206,008
Impairment charges	463,978	4,675	8,659
Depreciation and amortization	300,559	144,786	37,842
Total operating costs and expenses	2,548,713	1,229,061	391,178
(Loss) income from operations	(293,008)	93,382	(18,386)

Other income (expense):
Interest expense, net	(208,153)	(117,924)	(62,636)
Other non-operating expenses, net	46,692	(94,532)	6,211
Total other expense, net	(161,461)	(212,456)	(56,425)

Loss before provision for income taxes	(454,469)	(119,074)	(74,811)
Benefit for income taxes	(28,923)	(4,377)	(69,324)
Net loss	$(425,546)	$(114,697)	$(5,487)

Basic loss per share	$(7.32)	$(2.31)	$(0.18)
Weighted average common shares outstanding, basic	58,111,699	49,643,991	31,315,151
Diluted loss per share	$(7.32)	$(2.31)	$(0.18)
Weighted average common shares outstanding, diluted	58,111,699	49,643,991	31,315,151
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Net loss	$(425,546)	$(114,697)	$(5,487)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(270,151)	(25,833)	—
Defined benefit pension plan:
Gains (losses) arising during the period	1,911	3,040	(1,844)
Reclassification adjustments	—	104	—
Tax effect	(591)	(976)	588
Net of tax amount	1,320	2,168	(1,256)
Comprehensive loss	(268,831)	(23,665)	(1,256)
Total comprehensive loss	$(694,377)	$(138,362)	$(6,743)
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2019	32,113,328	$412	$185,544	$(223,075)	$250,418	$(1,888)	$—	$211,411
Release of restricted stock, net	365,439	4	(9,766)	—	—	—	—	(9,762)
Dividends and dividend equivalents - $0.10 per share	—	—	—	—	(3,174)	—	—	(3,174)
Share-based compensation	—	—	17,706	—	—	—	—	17,706
Retirement of treasury shares	—	(109)	(49,351)	256,367	(206,907)	—	—	—
Share repurchases	(1,812,393)	—	—	(33,292)	—	—	—	(33,292)
Stock options exercised	19,564	—	84	—	—	—	—	84
Issuance of penny warrants for naming rights	—	—	150,426	—	—	—	—	150,426
Adoption of ASU 2016-13	—	—	—	—	(58)	—	—	(58)
Other comprehensive income	—	—	—	—	—	(1,256)	—	(1,256)
Net loss	—	—	—	—	(5,487)	—	—	(5,487)
Balance as of December 31, 2020	30,685,938	307	294,643	—	34,792	(3,144)	—	326,598
Release of restricted stock and other stock awards, net	121,379	1	(3,260)	(116)	—	—	—	(3,375)
Share-based compensation	—	—	20,143	—	—	—	—	20,143
Retirement of treasury shares	—	(35)	(71,574)	173,285	(101,676)	—	—	—
Share repurchases	(2,188,532)	—	—	(87,024)	—	—	—	(87,024)
Stock options exercised	70,000	—	301	—	—	—	—	301
Reclassification of Sinclair options	—	—	59,724	—	—	—	—	59,724
Penny warrants exercised	932,949	9	—	(9)	—	—	—	—
Sinclair shares exchanged for penny warrants	(2,086,908)	—	114,717	(114,717)	—	—	—	—
Sinclair issuance of penny warrants	—	—	50,000	—	—	—	—	50,000
Issuance of penny warrants - MKF	—	—	64,694	—	—	—	—	64,694
Shares issued for purchase of SportCaller	221,391	2	11,774	—	—	—	—	11,776
Bally’s Interactive equity issuance	2,074,723	21	121,479	(585)	—	—	—	120,915
Common stock offering	12,650,000	127	667,746	—	—	—	—	667,873
Shares issued for purchase of Gamesys	9,773,537	98	518,681	—	—	—	—	518,779
Acquired non-controlling interest	—	—	—	—	—	—	3,760	3,760
Other comprehensive loss	—	—	—	—	—	(23,665)	—	(23,665)
Net loss	—	—	—	—	(114,697)	—	—	(114,697)
Balance as of December 31, 2021	52,254,477	530	1,849,068	(29,166)	(181,581)	(26,809)	3,760	1,615,802
Release of restricted stock and other stock awards, net	458,603	4	(5,957)	429	—	—	—	(5,524)
Share-based compensation	—	—	27,912	—	—	—	—	27,912
Retirement of treasury shares	—	(74)	(253,783)	182,103	71,754	—	—	—
Share repurchases (including tender offer)	(6,621,841)	—	—	(153,366)	—	—	—	(153,366)
Stock options exercised	20,000	—	86	—	—	—	—	86
Penny warrants exercised	383,934	4	—	—	—	—	—	4
Issuance of penny warrants - MKF	—	—	12,010	—	—	—	—	12,010
Settlement of consideration to SportCaller	107,832	1	3,699	—	—	—	—	3,700
Conversion of non-controlling interest - Telescope	67,052	1	3,331	—	—	—	(3,332)	—
Other comprehensive loss	—	—	—	—	—	(268,831)	—	(268,831)
Net loss	—	—	—	—	(425,546)	—	—	(425,546)
Balance as of December 31, 2022	46,670,057	$466	$1,636,366	$—	$(535,373)	$(295,640)	$428	$806,247
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(425,546)	$(114,697)	$(5,487)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	300,559	144,786	37,842
Non-cash lease expense	32,438	14,924	804
Share-based compensation	27,912	20,143	17,706
Impairment charges	463,978	4,675	8,659
Amortization of debt discount and debt issuance costs	10,896	7,557	4,636
Loss on extinguishment of debt	—	103,007	—
Gain from insurance recoveries	(1,265)	(18,660)	—
Storm related losses	—	—	14,408
Gain on sale-leaseback, net	(50,766)	(53,425)	—
Contract termination	—	30,000	—
Deferred income taxes	(88,129)	(5,217)	1,191
(Gain) loss on assets and liabilities measured at fair value	(3,251)	21,440	—
Change in value of naming rights liabilities	(32,577)	(17,029)	57,660
Change in contingent consideration payable	(10,747)	(23,503)	—
Adjustment (gain) on bargain purchase	107	(22,841)	(63,871)
Foreign exchange (gain) loss	(516)	33,461	—
Other operating activities	10,764	19,712	982
Changes in current operating assets and liabilities	37,114	(61,579)	(55,028)
Net cash provided by operating activities	270,971	82,754	19,502
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(146,317)	(2,274,221)	(425,063)
Proceeds from sale-leaseback	150,000	144,000	—
Purchase of Bally’s Chicago land	(200,000)	—	—
Advance deposit in connection with sale-leaseback transactions	200,000	—	—
Deposit for acquisition of Bally’s Quad Cities Casino & Hotel	—	—	(4,000)
Foreign exchange forward contract premiums	—	(22,592)	—
Capital expenditures	(212,256)	(97,525)	(15,283)
Insurance proceeds	1,265	18,660	—
Cash paid for internally developed software	(37,121)	(15,891)	—
Acquisition of gaming licenses	(55,117)	(30,159)	—
Purchase of equity securities	(3,175)	—	—
Other intangible asset acquisitions	(665)	(19,157)	—
Other investing activities	464	(19)	(500)
Net cash used in investing activities	(302,922)	(2,296,904)	(444,846)
Cash flows from financing activities:
Issuance of long-term debt	597,000	3,787,553	668,680
Repayments of long-term debt	(564,450)	(1,877,575)	(254,375)
Proceeds from Bally’s Chicago land financing obligation	200,000	—	—
Payment of financing fees	—	(65,297)	(1,734)
Payment of redemption premium on debt extinguishment	—	(67,857)	—
Payment of deferred consideration	(30,025)	—	—
Share repurchases	(153,366)	(87,024)	(33,292)
Issuance of common stock, net	—	667,872	—
Issuance of Sinclair penny warrants	—	50,000	—
Payment of shareholder dividends	—	—	(3,204)
Other financing activities	(5,922)	(3,074)	(9,678)
Net cash provided by financing activities	43,237	2,404,598	366,397
Effect of foreign currency on cash and cash equivalents	(20,722)	(42,163)	—
Change in cash and cash equivalents and restricted cash classified as assets held for sale	(220)	—	—
Net change in cash and cash equivalents and restricted cash	(9,656)	148,285	(58,947)
Cash and cash equivalents and restricted cash, beginning of period	274,840	126,555	185,502
Cash and cash equivalents and restricted cash, end of period	$265,184	$274,840	$126,555

	Years Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$200,901	$65,927	$57,234
Cash received from income tax refunds, net of cash paid	(38,199)	42,291	3,835

Non-cash investing and financing activities:
Unpaid property and equipment	$24,080	$31,123	$3,575
Non-controlling interest	(3,332)	3,760	—
Stock and equity instruments issued for North America Interactive acquisitions and Gamesys	—	716,162	—
Acquisitions in exchange for contingent liability	—	58,685	—
Deferred purchase price payable	—	14,071	—
Deposit applied to acquisition purchase price	—	4,000	—
Unpaid trade name	—	—	20,000
Unpaid Naming Rights	—	—	332,313

	Years Ended December 31,
	2022	2021	2020
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$212,515	$206,193	$123,445
Restricted cash	52,669	68,647	3,110
Total cash and cash equivalents and restricted cash	$265,184	$274,840	$126,555

The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL INFORMATION

Bally’s Corporation (the “Company,” or “Bally’s”) is a global gaming, hospitality and entertainment company with casinos and resorts and online gaming (“iGaming”) businesses. The Company owns and manages the following casino and resort properties:

Casinos and Resorts	Location	Type	Built/Acquired
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)	Lincoln, Rhode Island	Casino and Resort	2004
Bally’s Arapahoe Park	Aurora, Colorado	Racetrack/OTB Site	2004
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)	Biloxi, Mississippi	Casino and Resort	2014
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)	Tiverton, Rhode Island	Casino and Hotel	2018
Bally’s Dover Casino Resort (“Bally’s Dover”)(2)	Dover, Delaware	Casino, Resort and Raceway	2019
Bally’s Black Hawk(1)(2)	Black Hawk, Colorado	Three Casinos	2020
Bally’s Kansas City Casino (“Bally’s Kansas City”)	Kansas City, Missouri	Casino	2020
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi	Casino and Hotel	2020
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey	Casino and Resort	2020
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)	Shreveport, Louisiana	Casino and Hotel	2020
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada	Casino and Resort	2021
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)(2)	Evansville, Indiana	Casino and Hotel	2021
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)(2)	Rock Island, Illinois	Casino and Hotel	2021
Tropicana Las Vegas Casino and Resort (“Tropicana Las Vegas”)(2)	Las Vegas, Nevada	Casino and Resort	2022
__________________________________
(1)    Includes Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(2)    Properties leased from Gaming and Leisure Properties, Inc. (“GLPI”). Refer to Note 15 “Leases” for further information.

The North America Interactive reportable segment includes a portfolio of sports betting, iGaming, and free-to-play gaming brands and the North American operations of Gamesys.

The Company’s International Interactive reportable segment includes the interactive activities in Europe and Asia of Gamesys Group Ltd. (“Gamesys”), an iCasino and online bingo platform provider and operator.

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

In determining whether it is the primary beneficiary of the VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities and significance of the Company’s investment and other means of participation in the VIE’s expected profits/losses. Significant judgments related to these determinations include estimates about the current and future fair values and performance of assets held by these VIEs and general market conditions.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management has analyzed and concluded that Breckenridge Curacao B.V. is a VIE because it does not have sufficient equity investment at risk. The Company has determined that it is the primary beneficiary and consolidates the VIE because (a) although the Company does not control all decisions of the VIE, the Company has the power to direct the activities of the VIE that most significantly impact its economic performance through various contracts with the entity and (b) the nature of these agreements between the VIE and the Company provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are based upon off-market rates and commensurate to the level of services provided. The Company receives significant benefits in the form of fees that are not at market and commensurate to the level of services provided. As a result, the Company consolidates all of the assets, liabilities and results of operations of the VIE and its subsidiaries in the accompanying consolidated financial statements. As of December 31, 2022 and 2021, Breckenridge had total assets of $93.4 million and $85.4 million, respectively, total liabilities of $77.1 million and $75.2 million, respectively, and revenues of $298.1 million and $79.6 million for the years ended December 31, 2022 and 2021, respectively.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash includes player deposits, payment service provider deposits and Video Lottery Terminals (“VLT”) and table games related cash payable due to certain states where we operate, which are unavailable for the Company’s use.

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

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	December 31,
(in thousands)	2022	2021
Accounts due from Rhode Island and Delaware(1)	$15,865	$10,575
Gaming receivables	19,065	10,576
Non-gaming receivables	42,532	31,481
Accounts receivable	77,462	52,632
Less: Allowance for doubtful accounts	(5,789)	(4,454)
Accounts receivable, net	$71,673	$48,178
__________________________________
(1)    Represents the Company’s share of VLT and table games revenue for Bally’s Twin River and Bally’s Tiverton due from the State of Rhode Island and from the State of Delaware for Bally’s Dover.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
An allowance for doubtful accounts is determined to reduce the Company’s receivables for amounts that may not be collected. The allowance is estimated based on historical collection experience, current economic and business conditions and forecasts that affect the collectability and review of individual customer accounts and any other known information. Activity for the allowance for doubtful accounts is as follows:

	December 31,
(in thousands)	2022	2021	2020
Balance at beginning of year	$4,454	$3,067	$1,296
Charges to expense	1,649	1,717	353
Deductions	(602)	(701)	(653)
Other adjustments	288	371	2,071
Balance at end of year	$5,789	$4,454	$3,067

Inventory

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis and consists primarily of food, beverage, promotional items and other supplies.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and impairment losses, if applicable. Expenditures for renewals and betterments that extend the life or value of an asset are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. The costs and related accumulated depreciation applicable to assets sold or disposed are removed from the balance sheet accounts and the resulting gains or losses are reflected in the consolidated statements of operations. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets or the related lease term, if any, as follows:

Years
Land improvements	10-20
Building and improvements	2-50
Equipment	2-10
Furniture and fixtures	2-10

Development costs directly associated with the acquisition, development and construction of a project are capitalized as a cost of the project during the periods in which activities necessary to prepare the property for its intended use are in progress. Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the weighted-average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. During the years ended December 31, 2022 and 2021, there was $1.9 million and $0.2 million of capitalized interest, respectively. There was no capitalized interest in the year ended December 31, 2020.

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

Upon adoption of Accounting Standards Codification (“ASC”) 842, Leases, (“ASC 842”) the Company elected to account for lease and non-lease components as a single component for all classes of underlying assets. Additionally, the Company elected to not recognize short-term leases (defined as leases that are less than 12 months and do not contain purchase options) within the consolidated balance sheets.

The Company recognizes a lease liability for the present value of lease payments at the lease commencement date using its incremental borrowing rate commensurate with the lease term based on information available at the commencement date unless the rate implicit in the lease is readily determinable.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Bally’s Chicago ground lease is accounted for as a financing obligation in accordance with ASC 470, Debt as the transaction did not qualify as a sale under ASC 842. Lease payments are included in “Interest expense, net” within our consolidated statements of operations. Refer to Note 15 “Leases” for further information.

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

When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Items that are considered in the qualitative assessment include, but are not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance. If the results of the qualitative assessment indicate it is more likely than not that a reporting unit’s carrying value exceeds its fair value, or if the Company elects to bypass the qualitative assessment, a quantitative goodwill test is performed.

For the quantitative goodwill impairment test, the Company estimates the fair value of the reporting unit and asset group using both income and market-based approaches. Specifically, the Company applies the discounted cash flow (“DCF”) method under the income approach and the guideline company under the market approach and weighs the results of the two valuation methodologies based on the facts and circumstances surrounding the reporting unit. For the DCF method, the Company relies on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for the reporting unit as of the valuation date. The determination of fair value under the DCF method involves the use of significant estimates and assumptions, including revenue growth rates driven by future gaming activity, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, and discount rates. For the market approach, the Company utilizes a comparison of the reporting unit to comparable publicly-traded companies and transactions and, based on the observed earnings multiples, ultimately selects multiples to apply to the reporting unit. The Company then compares the fair value of its reporting units to the carrying amounts. If the carrying amount of the reporting unit exceeds the fair value, an impairment is recorded equal to the amount of the excess (not to exceed the amount of goodwill allocated to the reporting unit).

Intangible Assets

The Company’s intangible assets primarily consist of customer relationships, developed technology, internally developed software, gaming licenses and trade names. The Company also has a Naming rights intangible asset obtained through the Sinclair Agreement (as defined herein). Refer to Note 13 “Sinclair Agreement” for further information regarding the Sinclair Broadcast Group (“Sinclair”) naming rights.

For its finite-lived intangible assets, the Company establishes a useful life upon initial recognition based on the period over which the asset is expected to contribute to the future cash flows of the Company and periodically evaluates the remaining useful lives to determine whether events and circumstances warrant a revision to the remaining amortization period. Finite-lived intangible assets are amortized over their remaining useful lives in a pattern in which the economic benefits of the intangible asset are consumed, which is generally on a straight-line basis. The Company reviews the carrying amount of its finite-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Should events and circumstances indicate finite-lived intangible assets may not be recoverable, the Company performs a test for recoverability whereby estimated undiscounted cash flows are compared to the carrying values of the assets. Should the estimated undiscounted cash flows exceed the carrying value, no impairments are recorded. If the undiscounted cash flows do not exceed the carrying values, an impairment is recorded based on the fair value of the asset.

Customer Relationships - The Company considers customer relationships to be finite-lived intangible assets, which are amortized over their estimated useful lives, and are recognized as the result of a business combination.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Gaming Licenses and Trade Names - Certain gaming licenses and trade names classified as finite-lived are amortized over their estimated useful lives. The Company also has certain gaming licenses, including its VLT licenses, and trade names, which are considered to be indefinite lived based on future expectations of operating its gaming properties indefinitely, continuing to brand its corporate name and certain properties under the Bally’s trade name indefinitely and continuing to indefinitely brand its online casino offerings within the International Interactive segment with the trade names acquired through the Gamesys acquisition. Intangible assets not subject to amortization are reviewed for impairment annually as of October 1 and between annual test dates whenever events or changes in circumstances may indicate that the carrying amount of the related asset may not be recoverable.

Refer to Note 10 “Goodwill and Intangible Assets” for further information.

Long-lived Assets

The Company reviews its long-lived assets, other than goodwill and intangible assets not subject to amortization, for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is still under development, the analysis includes the remaining construction costs. If the carrying value of the asset exceeds the expected undiscounted future cash flows generated by the asset, the asset is written down to its estimated fair value and an impairment loss is recognized.

Debt Issuance Costs and Debt Discounts

Debt issuance costs and debt discounts incurred by the Company in connection with obtaining and amending financing have been included as a component of the carrying amount of debt in the consolidated balance sheets. Debt issuance costs and debt discounts are amortized over the contractual term of the debt to interest expense. Debt issuance costs of the revolving credit facility are amortized on a straight-line basis, while all other debt issuance costs and debt discounts are amortized using the effective interest method. Amortization of debt issuance costs and debt discounts included in interest expense was $10.9 million, $7.6 million and $4.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Self-Insurance Reserves

The Company is self-insured for employee medical insurance coverage, general liability and workers’ compensation up to certain stop-loss amounts. Self-insurance liabilities are estimated based on the Company’s claims experience using actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled and that have been incurred but not yet reported. The self-insurance liabilities are included in “Accrued liabilities” in the consolidated balance sheets and were $16.2 million and $10.8 million as of December 31, 2022 and 2021, respectively.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company has two share-based employee compensation plans, which are described more fully in Note 16 “Equity Plans.” Share-based compensation consists of stock options, time-based restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance-based restricted stock units (“PSUs”). The grant date closing price per share of the Company’s stock is used to estimate the fair value of RSUs and RSAs. Stock options are granted at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the individual grants. The Company’s Chief Executive Officer and certain of its other executive officers or members of senior management have been granted PSUs which vest, when and if earned, in accordance with the terms of the related PSU award agreements. The Company recognizes share-based compensation expense based on the target number of shares of common stock that may be earned pursuant to the award and the Company’s stock price on the date of grant and subsequently adjusts expense based on actual and forecasted performance compared to planned targets. Forfeitures are recognized as reductions to share-based compensation when they occur.

Warrant/Option Liabilities

The Company accounts for Penny Warrants and Options issued to Sinclair under the Sinclair Agreement in accordance with ASC 815-40, Contracts in an Entity’s Own Equity. The Penny Warrants and Options are classified in equity because they are indexed to the Company’s own stock and meet all conditions for equity classification. The Performance Warrants are accounted for as a derivative liability in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) because the underlying performance metrics represent an adjustment to the settlement amount that is not indexed to the Company’s own stock and thus equity classification is precluded under ASC 815. The Performance Warrants are marked to market each reporting period, with changes in fair value recorded in “Other non-operating expenses, net” in the consolidated statements of operations. Refer to Note 13 “Sinclair Agreement” for further information.

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

Revenue

The Company accounts for revenue earned from contracts with customers under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company generates revenue from four principal sources: gaming (which includes retail gaming, online gaming, sports betting and racing), hotel, food, beverage, retail entertainment and other. Refer to Note 5 “Revenue Recognition” for further information.

Gaming Expenses

Gaming expenses include, among other things, payroll costs and expenses associated with the operation of VLTs, slots and table games, including gaming taxes payable to jurisdictions in which the Company operates outside of Rhode Island and Delaware, and marketing costs directly associated with the Company’s iGaming products and services. These marketing expenses are included within Gaming expenses in the consolidated statements of operations for the years ended December 31, 2022 and 2021 and were $174.7 million and $60.8 million, respectively. There were no such marketing expenses included within Gaming expenses for the year ended December 31, 2020. Gaming expenses also include racing expenses comprised of payroll costs, off track betting (“OTB”) commissions and other expenses associated with the operation of live racing and simulcasting.

Advertising Expenses

The Company expenses advertising costs as incurred. For the years ended December 31, 2022, 2021 and 2020, advertising expense was $26.8 million, $7.5 million and $4.5 million, respectively, and are included in “General and administrative” on the consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Expansion and Pre-opening Expenses

Expansion and pre-opening expenses are charged to expense as incurred. The Company defines pre-opening expenses as costs incurred before the property commences commercial operations and defines expansion expenses as costs incurred in connection with the opening of a new facility or significant expansion of an existing property. Costs classified as expansion and pre-opening costs consist primarily of marketing, master planning, conceptual design fees and legal and professional fees that are not eligible for capitalization and are included in “General and administrative” on the consolidated statements of operations. Pre-opening expenses for the years ended December 31, 2022, 2021 and 2020 was $0.7 million, $1.8 million and $0.9 million, respectively. There were no expansion expenses during the years ended December 31, 2022, 2021 and 2020.

Interest Expense, Net

Interest expense, net is comprised of interest costs for the Company’s debt and amortization of debt issuance costs and debt discounts, net of interest income and amounts capitalized for construction projects.

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

Foreign Currency

The Company’s functional currency is the US Dollar (“USD”). Foreign subsidiaries with a functional currency other than USD translate assets and liabilities at current exchange rates at the end of the reporting periods, while income and expense accounts are translated at average exchange rates for the respective periods. Translation adjustments resulting from this process are recorded to other comprehensive income (loss). Gains or losses from foreign currency remeasurements that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in “Other non-operating expenses, net” on the consolidated statements of operations.

Comprehensive (Loss) Income

Comprehensive (loss) income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive (loss) income consists of net (loss) income, changes in defined benefit pension plan, net of tax and foreign currency translation adjustments.

Treasury Stock

The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Business Combinations

The Company accounts for its acquisitions in accordance with ASC 805, Business Combinations. The Company initially allocates the purchase price of an acquisition to the assets acquired and liabilities assumed based on their estimated fair values, with any excess of consideration transferred recorded as goodwill. If the estimated fair value of net assets acquired and liabilities assumed exceeds the purchase price, the Company records a gain on bargain purchase in earnings in the period of acquisition. The results of operations of acquisitions are included in the consolidated financial statements from their respective dates of acquisition. Costs incurred to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and are charged to general and administrative expense as they are incurred.

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

3.    CONSOLIDATED FINANCIAL INFORMATION

General and Administrative Expenses

Amounts included in General and administrative for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Advertising, general and administrative	$776,226	$496,658	$192,751
Acquisition costs	49,480	71,288	13,257
Gain on sale-leaseback, net	(50,766)	(53,425)	—
Contract termination	—	30,000	—
Total general and administrative	$774,940	$544,521	$206,008

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Non-Operating Expenses

Amounts included in Other non-operating expenses for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Change in value of naming rights liabilities	$32,577	$17,029	$(57,660)
(Adjustment) gain on bargain purchases	(107)	22,841	63,871
Loss on extinguishment of debt	—	(103,007)	—
Foreign exchange gain (loss)	516	(33,461)	—
Other, net	13,706	2,066	—
Total other non-operating expenses, net	$46,692	$(94,532)	$6,211

4.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In December 2022, the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset date of Topic 848, which applies to entities which have transactions that reference LIBOR or other reference rates which are expected to be discontinued due to reference rate reform, until December 31, 2024. The Company is currently in the process of evaluating the impact of this amendment on its consolidated financial statements.

5 .     REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which requires companies to recognize revenue in a way that depicts the transfer of promised goods or services. In addition, the standard requires more detailed disclosures to enable readers of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company generates revenue from four principal sources: (1) gaming (which includes retail gaming, online gaming, sports betting and racing), (2) hotel, (3) food and beverage and (4) retail, entertainment and other.

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

The Company is currently engaged in gaming services, which include retail, online, sports betting and racing. Additional services include hotel, food, beverage, retail, entertainment and other. The amount of revenue recognized by the Company is measured at the transaction price or the amount of consideration that the Company expects to receive through satisfaction of the identified performance obligations.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Retail gaming, online gaming and sports betting revenue, each as described below, contain two performance obligations. Retail gaming transactions have an obligation to honor the outcome of a wager and to pay out an amount equal to the stated odds, including the return of the initial wager, if the customer receives a winning hand. These elements of honoring the outcome of the hand of play and generating a payout are considered one performance obligation. Online gaming and sports betting represent a single performance obligation for the Company to operate contests or games and award prizes or payouts to users based on results of the arrangement. Revenue is recognized at the conclusion of each contest, wager or wagering game hand. Incentives can be used across online gaming products. The Company allocates a portion of the transaction price to certain customer incentives that create material future customer rights and are a separate performance obligation. In addition, in the event of a multi-stage contest, the Company will allocate transaction price ratably from contest start to the contest’s final stage. Racing revenue is earned through advance deposit wagering which consists of patrons wagering through an advance deposit account. Each wagering contract contains a single performance obligation.

The transaction price for a gaming wagering contract is the difference between gaming wins and losses, not the total amount wagered. The transaction price for racing operations, inclusive of live racing events conducted at the Company’s racing facilities, is the commission received from the pari-mutuel pool less contractual fees and obligations primarily consisting of purse funding requirements, simulcasting fees, tote fees and certain pari-mutuel taxes that are directly related to the racing operations. The transaction price for hotel, food, beverage, retail, entertainment and other is the net amount collected from the customer for such goods and services. Hotel, food, beverage, retail, entertainment and other services have been determined to be separate, stand-alone performance obligations and revenue is recognized as the good or service is transferred at the point in time of the transaction.

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

Gaming revenue includes the share of VLT revenue for Bally’s Twin River and Bally’s Tiverton, in each case, as determined by each property’s respective master VLT contracts with the State of Rhode Island. Bally’s Twin River is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share on VLT revenue generated from units in excess of 3,002 units. Beginning July 1, 2021, Bally’s Twin River is entitled to an additional 7.00% share of revenue on VLTs owned by the Company. Bally’s Tiverton is entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Bally’s Twin River. Gaming revenue also includes Bally’s Twin River’s and Bally’s Tiverton’s share of table games revenue. Bally’s Twin River and Bally’s Tiverton each were entitled to an 83.5% share of table games revenue generated as of December 31, 2022 and 2021. Revenue is recognized when the wager is settled, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming services on behalf of the State of Rhode Island.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Gaming revenue also includes Bally’s Dover’s share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Bally’s Dover is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of December 31, 2022 and 2021, Bally’s Dover was entitled to an approximate 42% share of VLT revenue and 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis, which is the percentage share of VLT and table games revenue received, as the Company acts as an agent in operating the gaming services on behalf of the State of Delaware.

Gaming revenue includes casino revenue of the Company’s other properties which is the aggregate net difference between gaming wins and losses, with deferred revenue recognized for prepaid deposits by customers prior to play, for chips outstanding and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of credits played, are charged to revenue as the amount of the progressive jackpots increase.

Online gaming

Online gaming refers to digital versions of wagering games available in land-based casinos, such as blackjack, roulette and slot machines. For these offerings, the Company operates similarly to land-based casinos, generating revenue from player wagers net of payouts and incentives awarded to players.

Online gaming revenue includes the online bingo and casino revenue of Gamesys since the date of acquisition, beginning October 1, 2021. The revenue is earned from operating online bingo and casino websites, which consists of the difference between total amounts wagered by players less winnings payable to players, bonuses allocated and jackpot contributions. Online gaming revenue is recognized at the point in time when the player completes a gaming session and payout occurs. There is no significant degree of uncertainty involved in quantifying the amount of gaming revenue earned, including bonuses, jackpot contributions and loyalty points. Bonuses, jackpot contributions and loyalty points are measured at fair value at each reporting date.

Sports betting

Sports betting involves a player wagering money on an outcome or series of outcomes. If a player wins the wager, the Company pays the player a pre-determined amount known as fixed odds. Sports betting revenue is generated through built-in theoretical margins in each sports wagering opportunity offered to players. Revenue is recognized as total wagers net of payouts made and incentives awarded to players.

The Company has entered into several multi-year agreements with third-party operators for online sports betting and iGaming market access in several jurisdictions from which the Company has received or expects to receive one-time, up front market access fees in cash or equity securities (specific to one operator agreement) and certain other fees in cash generally based on a percentage of the gross gaming revenue generated by the operator, with certain annual minimum guarantees due to the Company. The one-time market access fees received have been recorded as deferred revenue and will be recognized as gaming revenue ratably over the respective contract terms, beginning with the commencement of operations of each respective agreement. The Company recognized commissions in certain states from online sports betting and iGaming which are included in gaming revenue for the year ended December 31, 2022 and 2021. Deferred revenue associated with third-party operators for online sports betting and iGaming market access was $4.1 million and $6.8 million as of December 31, 2022 and 2021, respectively, and is included in “Accrued liabilities” and “Other long-term liabilities” in the consolidated balance sheets.

All other revenues, including market access and B2B service revenue generated by the North America Interactive and International Interactive reportable segments, are recognized at the time the goods are sold or the service is provided.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-gaming Revenue

Non-gaming revenue consists of hotel, food, beverage, retail, entertainment and other revenue. Hotel revenue is recognized at the time of occupancy, which is when the customer obtains control through occupancy of the room. Advance deposits for hotel rooms are recorded as liabilities until revenue recognition criteria are met. Food, beverage, and retail revenues are recognized at the time the goods are sold from Company-operated outlets. The estimated standalone selling price of hotel rooms is determined based on observable prices. The standalone selling price of food, beverage, retail, entertainment and other goods and services are determined based upon the actual retail prices charged to customers for those items. Cancellation fees for hotel and meeting space services are recognized upon cancellation by the customer and are included in Non-gaming revenue within our consolidated statements of operations.

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Hotel	$87,540	$55,782	$15,099
Food and beverage	70,476	61,038	18,548
Retail, entertainment and other	10,195	7,556	3,031
	$168,211	$124,376	$36,678

Sales tax and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not included in revenue or operating expenses.

The following table provides a disaggregation of total revenue by segment (in thousands):

Years Ended December 31,	Casinos & Resorts	North America Interactive	International Interactive	Total
2022
Gaming	$907,431	$38,759	$899,934	$1,846,124
Non-gaming:
Hotel	153,750	—	—	153,750
Food and beverage	115,322	—	—	115,322
Retail, entertainment and other	51,060	42,941	46,508	140,509
Total non-gaming revenue	320,132	42,941	46,508	409,581
Total revenue	$1,227,563	$81,700	$946,442	$2,255,705
2021
Gaming	$803,940	$10,442	$239,110	$1,053,492
Non-gaming:
Hotel	95,356	—	—	95,356
Food and beverage	92,906	—	—	92,906
Retail, entertainment and other	40,626	27,910	12,153	80,689
Total non-gaming revenue	228,888	27,910	12,153	268,951
Total revenue	$1,032,828	$38,352	$251,263	$1,322,443
2020
Gaming	$298,070	$—	$—	$298,070
Non-gaming:
Hotel	24,742	—	—	24,742
Food and beverage	32,132	—	—	32,132
Retail, entertainment and other	17,848	—	—	17,848
Total non-gaming revenue	74,722	—	—	74,722
Total revenue	$372,792	$—	$—	$372,792

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue included in operations from Tropicana Las Vegas from the date of acquisition, September 26, 2022, of $24.1 million is reported in the Casinos & Resorts segment. Refer to Note 6 “Business Combinations” for revenue included in operations from recent acquisitions.

Contract Assets and Contract Related Liabilities

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers were $44.0 million and $35.5 million as of December 31, 2022 and 2021, respectively.

The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, advance deposits made for goods and services yet to be provided and unpaid wagers. All of the contract liabilities are short-term in nature and are included in “Accrued liabilities” in the consolidated balance sheet.

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

Unpaid wagers include the Company’s outstanding chip liability and unpaid slot, pari-mutuel tickets and sports betting tickets.

Liabilities related to contracts with customers as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Loyalty programs	$20,264	$19,371
Advanced deposits from customers	27,956	33,062
Unpaid wagers	14,038	11,440
Total	$62,258	$63,873

The Company recognized $31.0 million, $20.1 million and $5.5 million of revenue related to loyalty program redemptions for the years ended December 31, 2022, 2021 and 2020, respectively.

6 .    BUSINESS COMBINATIONS

Casinos & Resorts Acquisitions

Tropicana Las Vegas - On September 26, 2022, the Company completed its acquisition of Tropicana Las Vegas. The total purchase price was $148.1 million. Cash paid by the Company at closing net of $1.8 million cash acquired, was $146.3 million, excluding transaction costs. In connection with the acquisition of Tropicana Las Vegas, the Company entered into a lease arrangement with GLPI to lease the land underlying the Tropicana Las Vegas property for an initial term of 50 years at annual rent of $10.5 million.

Bally’s Quad Cities - On June 14, 2021, the Company completed its acquisition of Bally’s Quad Cities. Pursuant to the terms of the Equity Purchase Agreement, the Company acquired all of the outstanding equity securities of The Rock Island Boatworks, Inc., for a purchase price of $118.9 million in cash. Cash paid by the Company, net of $2.9 million cash acquired and the $4.0 million deposit paid in the third quarter of 2020, was $112.0 million, excluding transaction costs.

Bally’s Evansville - On June 3, 2021, the Company completed its acquisition of Bally’s Evansville. The total purchase price was $139.7 million. Cash paid by the Company at closing, net of $9.4 million cash acquired, was $130.4 million, excluding transaction costs. In connection with the acquisition of the Bally’s Evansville casino operations, the Company entered into a sale-leaseback arrangement with an affiliate of GLPI for the Bally’s Dover property. Refer to Note 15 “Leases” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bally’s Lake Tahoe - On April 6, 2021, the Company completed its acquisition of Bally’s Lake Tahoe for $14.2 million. The deferred purchase price is included within “Accrued liabilities” of the consolidated balance sheet as of December 31, 2021 and was paid in April 2022.

Bally’s Shreveport - On December 23, 2020, the Company completed its acquisition of Bally’s Shreveport for total cash consideration of approximately $137.2 million. Cash paid by the Company was $133.1 million, net cash acquired and a net working capital adjustment, excluding transaction costs.

Bally’s Atlantic City - On November 18, 2020, the Company completed its acquisition of Bally’s Atlantic City. The Company paid cash of approximately $24.7 million, or $16.1 million net of cash acquired, excluding transaction costs.

Bally’s Kansas City and Bally’s Vicksburg - On July 1, 2020, the Company completed its acquisition Bally’s Kansas City and Bally’s Vicksburg for total cash consideration of approximately $229.9 million, or $225.5 million net of cash acquired, excluding transaction costs.

Bally’s Black Hawk - On January 23, 2020, the Company acquired three casino properties located in Black Hawk, Colorado for total cash consideration of $53.8 million, or $50.5 million net of cash acquired, excluding transaction costs.

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the Casinos & Resorts acquisitions as of December 31, 2022:

Acquired during the year ended December 31,	2022	2021	2021	2021	2020	2020	2020
(in thousands)	Tropicana Las Vegas	Bally’s Quad Cities	Bally’s Evansville	Bally’s Lake Tahoe	Bally’s Shreveport	Bally’s Atlantic City	Bally’s Kansas City and Bally’s Vicksburg
	Preliminary(8)	Final(9)	Final(9)	Final(9)	Final(9)	Final(9)	Final(9)
Total current assets	$8,141	$6,717	$12,031	$4,683	$7,616	$11,896	$5,538
Property and equipment, net	136,116	73,135	12,325	6,361	125,822	40,898	60,865
Right of use assets, net	164,884	—	285,772	57,017	9,260	—	10,315
Intangible assets, net(1) to (7)	5,140	31,180	154,210	5,430	58,140	1,120	138,160
Other assets	766	—	468	—	403	—	117
Goodwill	8,590	13,308	—	—	—	—	54,276
Total current liabilities	(10,268)	(5,412)	(10,927)	(3,546)	(6,059)	(11,114)	(4,762)
Lease liabilities	(164,884)	—	(285,772)	(52,927)	(14,540)	—	(34,452)
Other long-term liabilities	(395)	—	(7,543)	(904)	(12,137)	(11,132)	(194)
Net assets acquired	148,090	118,928	160,564	16,114	168,505	31,668	229,863
Bargain purchase gain	—	—	(20,856)	(1,942)	(31,315)	(32,595)	—
Total purchase price	$148,090	$118,928	$139,708	$14,172	$137,190	$(927)	$229,863
__________________________________
(1)    Tropicana Las Vegas intangible assets include rated player relationships, a trade name and pre-bookings of $2.6 million, $1.7 million and $0.8 million, respectively, which are being amortized on a straight-line basis over their estimated useful lives of approximately 9 years, 3 years and 2 years, respectively.
(2)    Bally’s Quad Cities’ intangible assets include gaming licenses of $30.3 million with an indefinite life, as well as rated player relationships and a trade name of $0.7 million and $0.2 million, respectively, which are being amortized on a straight-line basis over their estimated useful lives of approximately nine years and four months, respectively.
(3)    Bally’s Evansville’s intangible assets include gaming licenses of $153.6 million with an indefinite life and rated player relationships of $0.6 million which are being amortized on a straight-line basis over an estimated useful life of approximately eight years.
(4)    Bally’s Lake Tahoe’s intangible assets include gaming licenses of $5.2 million with an indefinite life and a trade name of $0.2 million, which are being amortized on a straight-line basis over its estimated useful life of approximately six months.
(5)    Bally’s Shreveport intangible assets include gaming licenses of $57.7 million with an indefinite life and rated player relationships of $0.4 million which is being amortized on a straight-line basis over an estimated useful life of eight years.
(6)    Bally’s Atlantic City intangible assets include rated player relationships of $0.9 million and hotel and conference pre-bookings of $0.2 million, which are being amortized over useful lives of eight years and three years, respectively.
(7)    Bally’s Kansas City and Bally’s Vicksburg intangible assets include gaming licenses of $137.3 million with an indefinite life and rated player relationships of $0.9 million, which are being amortized on a straight-line basis over estimated useful lives of approximately eight years.
(8)    The Company recorded adjustments to the preliminary purchase price allocation during the year ended December 31, 2022 which decreased other current assets by $2.5 million, increased total current liabilities by $1.5 million, increased lease liabilities by $0.7 million, and increased right of use assets, net by $0.5 million, with the offset increasing goodwill by $4.2 million.
(9)    The Company recorded immaterial adjustments to purchase price allocations for 2021 acquisitions during the year ended December 31, 2022. The Company finalized purchase price allocations for 2020 acquisitions during the year ended December 31, 2021.

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

During the year ended December 31, 2021, the Company recorded bargain purchase gains related to Bally’s Evansville and Bally’s Lake Tahoe of $20.9 million and $2.0 million, respectively. During the year ended December 31, 2022, based on the final purchase price allocation for Bally’s Lake Tahoe, an adjustment of $0.1 million was recorded reducing the bargain purchase gain to $1.9 million. During the year ended December 31, 2020, the Company recorded bargain purchase gains related to Bally’s Shreveport and Bally’s Atlantic City of $31.3 million and $32.6 million. The Company believes it was able to acquire Bally’s Evansville, Bally’s Lake Tahoe and Bally’s Shreveport for less than fair value as a result of a distressed sale prior to Eldorado’s merger with Caesars, coupled with the timing of the agreement to purchase which was in the middle of COVID-19 related shutdowns of casinos in the US. The Company believes that it was able to acquire the net assets of Bally’s Atlantic City for less than fair value as a result of a capital expenditure requirement imposed on the Company by the New Jersey Casino Control Commission, which would have been imposed on the seller had they not divested the property.

The Company incurred $4.0 million and $10.4 million of acquisition costs related to the above Casino & Resorts acquisitions during the years ended December 31, 2022 and 2021, respectively. These costs are included within “General and administrative” of the consolidated statement of operations.

North America Interactive Acquisitions

During 2021, the Company completed six acquisitions within its North America Interactive segment for an aggregate net investment of $400.3 million. The Company paid cash $128.8 million, net of cash acquired. Total non-cash consideration was $255.7 million, which included $58.7 million of the fair value of contingent consideration representing the issuance of Company shares if certain post-closing performance targets are met and contingent penny warrants to purchase additional Company common shares based on future operations in certain jurisdictions.

In connection with one of the North America Interactive acquisitions, the Company recorded a 15.84% non-controlling interest representing shares convertible into shares of Bally’s common stock based on a fixed exchange ratio share-settlement feature, valued using the Company’s common stock price, classified as permanent equity. During the year ended December 31, 2022, certain selling shareholders exercised their right to convert to Bally’s common stock reducing the non-controlling interest. Earnings attributable to the non-controlling interest are not material for the years ended December 31, 2022 and 2021.

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the North America Interactive Acquisitions:

(in thousands)	Final(2)
Cash and cash equivalents	$8,689
Accounts receivable, net	4,498
Prepaid expenses and other current assets	3,104
Property and equipment, net	596
Intangible assets, net(1)	167,075
Goodwill	250,730
Total current liabilities	(14,787)
Deferred tax liability	(15,811)
Acquired non-controlling interest	(3,760)
Net investment in North America Interactive Acquisitions	$400,334
__________________________________
(1)    Include customer relationships of $41.5 million, which are being amortized over estimated useful lives between three and ten years, developed software of $122.4 million, which is being amortized over estimated useful lives between three and ten years, and trade names of $3.1 million, which are being amortized over estimated useful lives between 10 and 15 years.
(2)    The Company recorded immaterial adjustments to the purchase price allocation during the year ended December 31, 2022.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total goodwill recorded in connection with the North America Interactive Acquisitions was $250.7 million, of which $102.9 million is deductible for local tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill, which consist primarily of benefits from acquiring a talented technology workforce and management team experienced in the online gaming industry, and securing buyer-specific synergies expected to contribute to the Company’s omni-channel strategy which are expected to increase revenue and profits within the Company’s North America Interactive reportable segment. The goodwill of the North America Interactive Acquisitions has been assigned, as of the acquisition date, to the Company’s North America Interactive reportable segment.

The Company incurred $3.9 million and $5.3 million of transaction costs related to the North America Interactive Acquisitions in the years ended December 31, 2022 and 2021, respectively. These costs are included within “General and administrative” of the consolidated statement of operations.

Gamesys Acquisition

On October 1, 2021, the Company completed the acquisition of Gamesys. Total consideration was $2.60 billion, which consisted of $2.08 billion paid in cash and 9,773,537 shares of Bally’s common stock. Cash paid by the Company at closing, net of cash received of $183.3 million and a $10.3 million post-acquisition expense, explained below, was $1.90 billion, excluding transaction costs. During the year ended December 31, 2022, the Company incurred $6.3 million of transaction costs related to the acquisition of Gamesys compared to $43.5 million during the year ended December 31, 2021. These costs are included within “General and administrative” expense in the consolidated statement of operations.

Certain unvested and outstanding equity options held by Gamesys employees were discretionarily accelerated and vested by the Gamesys Board of Directors, requiring allocation of the fair value of post-acquisition service to purchase consideration, with the remainder allocated to non-recurring post-acquisition expense. The fair value of $36.4 million was attributed to pre-acquisition service and included in consideration transferred. In the fourth quarter of 2021, the fair value of $10.3 million, attributable to post-acquisition expense was recorded within “General and administrative” expense in the consolidated statements of operations.

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the acquisition of Gamesys as of October 1, 2021:

(in thousands)	Final(2)
Cash and cash equivalents and restricted cash	$183,306
Accounts receivable, net	35,851
Prepaid expenses and other current assets	28,418
Property and equipment, net	15,230
Right of use assets, net	14,185
Goodwill	1,683,762
Intangible assets, net(1)	1,510,323
Other assets	17,668
Accounts payable	(47,881)
Accrued income taxes	(40,250)
Accrued liabilities	(180,237)
Long-term debt, net	(456,469)
Lease liabilities	(14,185)
Deferred tax liability	(143,924)
Other long-term liabilities	(6,680)
Total purchase price	$2,599,117
__________________________________
(1)    Intangible assets include customer relationships of $980.2 million and developed technology of $282.0 million, both of which are being amortized over seven years, and trade names of $247.1 million, which have indefinite lives.
(2)    During the year ended December 31, 2022, the Company recorded adjustments to the purchase price allocation including a $0.5 million increase to prepaid expenses and other current assets, a $5.3 million increase to goodwill, a $2.7 million decrease to intangible assets, net and a $3.1 million increase to accrued liabilities.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill, which consist primarily of benefits from acquiring a talented technology workforce and management team experienced in the online gaming industry. Goodwill associated with the Gamesys acquisition is assigned as of the acquisition date to the Company’s International Interactive and North America Interactive reportable segments in the amounts of $1.65 billion and $33.3 million, respectively, which include the reporting units expected to benefit from the synergies arising from the acquisition. Goodwill recognized is not deductible for local tax purposes.

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

(in thousands, except per share data)	Year Ended December 31, 2020
Revenue	$465,685
Net loss	$(7,450)

7 .    ASSETS AND LIABILITIES HELD FOR SALE

The Company applies a criteria that must be met before an asset is classified as held for sale, including that management, with the appropriate authority, commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. The Company recognizes assets held for sale at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows do not exceed the carrying value, then an impairment charge may be recorded for any difference between fair value and the carrying value.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, one of the Company’s North America Interactive businesses met the criteria to be classified as assets held for sale but did not qualify as discontinued operations as it did not represent a strategic shift having a major effect on the Company’s operations and financial results.

The major classes of assets and liabilities classified as held for sale as of December 31, 2022 are as follows:

(in thousands)	December 31, 2022
Assets:
Restricted cash, prepaid expenses and other current assets	$3,756
Goodwill	9,399
Intangible assets, net	4,022
Assets held for sale(1)	$17,177

Liabilities related to assets held for sale(1)(2)	$3,409
__________________________________
(1)    All assets and liabilities held for sale were classified as current as it’s probable the sale will be completed within one year.
(2)    Liabilities related to assets held for sale were made up of accounts payable and accrued liabilities.

The revenues and net loss attributable to the business classified as held for sale were not significant for the year ended December 31, 2022.

8.    PREPAID EXPENSES AND OTHER ASSETS

As of December 31, 2022 and 2021, prepaid expenses and other assets was comprised of the following:

	December 31,
(in thousands)	2022	2021
Services and license agreements	$31,396	$21,496
Due from payment service providers	30,621	15,984
Purse funds	8,093	8,286
Prepaid marketing	8,042	10,066
Prepaid insurance	6,374	9,637
Sales tax	5,900	18,308
Other	10,291	20,686
Total prepaid expenses and other current assets	$100,717	$104,463

9.    PROPERTY AND EQUIPMENT

As of December 31, 2022 and 2021, property and equipment, net was comprised of the following:

	December 31,
(in thousands)	2022	2021
Land	$259,378	$75,328
Land improvements	31,197	34,704
Building and improvements	752,964	650,837
Equipment	246,340	182,006
Furniture and fixtures	63,753	47,258
Construction in process	116,181	53,715
Total property, plant and equipment	1,469,813	1,043,848
Less: Accumulated depreciation(1)	(267,711)	(205,197)
Property and equipment, net	$1,202,102	$838,651
__________________________________
(1)    Depreciation expenses on property and equipment for the years ended December 31, 2022, 2021 and 2020 was $71.7 million, $53.7 million and $33.0 million, respectively.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    GOODWILL AND INTANGIBLE ASSETS

2022 Annual Impairment Assessment

As of October 1, 2022, the Company performed its annual impairment assessment of goodwill and long lived assets for all reporting units and asset groups. Each individual property within the Casinos and Resorts operating segment is determined to be its own reporting unit and asset group. The reporting units and asset groups for the North America Interactive and International Interactive operating segments are the operating segments. The estimated fair values of the reporting units were determined through a combination of discounted cash flow models and market-based approaches, which utilized Level 3 inputs.

For the North America Interactive reporting unit and asset group, primarily due to a decline in actual and projected revenues, the Company determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value and therefore, a quantitative impairment analysis was performed. Based on this analysis, the Company recorded an aggregate $390.7 million non-cash impairment charge in its North America Interactive reporting unit. The Company allocated the loss first to intangible assets in the amount of $159.1 million and then the residual of $231.6 million to goodwill. One component of the North America Interactive reporting unit met the criteria to be classified as held for sale during the fourth quarter of 2022. Accordingly, the Company performed a relative fair value allocation of goodwill to this component. No further impairment was recorded upon classifying this component as held for sale as the fair value exceeded the carrying value as of December 31, 2022.

The Company performed a quantitative test of goodwill for the International Interactive reporting unit and determined that the fair value of the International Interactive reporting unit and asset group exceeded its carrying amount and thus, there was no impairment. If future results significantly vary from current estimates and related projections, the Company may be required to record impairment charges.

The Company recorded an impairment loss within the International Interactive segment of $73.3 million related to a long-standing indefinite lived trademark acquired as part of the Gamesys acquisition. This trademark is being de-emphasized for other newer brands in Asia and Rest of World, resulting in a decline in actual and projected revenues attributable to the trademark as compared to when the fair value was determined during the purchase price allocation of the Gamesys acquisition. The fair value of the trademark was determined using a relief from royalty method, which utilized Level 3 inputs. These charges are recorded within “Impairment charges” in the consolidated statement of operations.

For all reporting units within the Casinos and Resorts segment, the Company performed a qualitative analysis for the annual assessment of goodwill and indefinite lived intangible assets (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, relevant events and circumstances are taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance. After assessing these and other factors, the Company determined that it was more likely than not that the fair value of all reporting units within the Casinos and Resorts segment exceeded their carrying amounts as of October 1, 2022. If future results vary significantly from current estimates and related projections, the Company may be required to record impairment charges.

2021 Trade Name Impairment

During the second quarter of 2021, the Company committed to rebrand a majority of its casino portfolio with Bally’s trade name. In connection with this rebranding initiative, the Company determined it should complete an interim quantitative impairment test of its trade names at Bally’s Dover and Bally’s Black Hawk. As a result of the analysis, the Company recorded an impairment charge of $4.7 million during the three months ended June 30, 2021 recorded within “Impairment charges” on the consolidated statements of operations within the Casinos & Resorts reportable segment.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in carrying value of goodwill by reportable segment for the years ended December 31, 2022 and 2021 is as follows:

(in thousands)	Casinos & Resorts	North America Interactive	International Interactive	Total
Goodwill as of December 31, 2020(1)	$186,979	$—	$—	$186,979
Goodwill from current year business combinations	14,593	283,767	1,645,200	1,943,560
Effect of foreign exchange	—	(409)	(7,857)	(8,266)
Purchase accounting adjustments on prior year business combinations	380	—	—	380
Goodwill as of December 31, 2021(1)	$201,952	$283,358	$1,637,343	$2,122,653
Goodwill from current year business combinations	8,590	—	—	8,590
Impairment charges	—	(231,569)	—	(231,569)
Effect of foreign exchange	—	(2,889)	(145,424)	(148,313)
Purchase accounting adjustments on prior year business combinations	(1,285)	239	5,286	4,240
Transferred to assets held for sale (3)	—	(9,399)	—	(9,399)
Goodwill as of December 31, 2022 (2)	$209,257	$39,740	$1,497,205	$1,746,202
__________________________________
(1)    Amounts are shown net of accumulated goodwill impairment charges of $5.4 million for Casinos and Resorts.
(2)    Amounts are shown net of accumulated goodwill impairment charges of $5.4 million and $140.4 million for Casinos and Resorts and North America Interactive, respectively.
(3)    Goodwill transferred to assets held for sale consists of $100.6 million of goodwill and $91.2 million of accumulated impairment.

The change in intangible assets, net for the years ended December 31, 2022 and 2021 is as follows (in thousands):

Intangible assets, net as of December 31, 2020	$663,395
Intangible assets from current year business combinations	1,870,918
Change in TRA with Sinclair(1)	(850)
Effect of foreign exchange	(12,538)
Impairment charges	(4,675)
Internally developed software	20,952
Other intangibles acquired	31,551
Less: Accumulated amortization	(90,801)
Intangible assets, net as of December 31, 2021	$2,477,952
Intangible assets from current year business combinations	5,140
Change in TRA with Sinclair(1)	(22,806)
Effect of foreign exchange	(125,911)
Impairment charges	(232,409)
Internally developed software	37,121
Other intangibles acquired(2)	55,782
Transferred to assets held for sale	(4,022)
Less: Accumulated amortization	(228,909)
Intangible assets, net as of December 31, 2022	$1,961,938
__________________________________
(1)    Refer to Note 13 “Sinclair Agreement.”
(2)    Includes the gaming license related to Bally’s Chicago.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s identifiable intangible assets consist of the following:

	Weighted average remaining life (in years)	December 31, 2022
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Naming rights - Sinclair(1)	8.1	$314,585	$(58,982)	$255,603
Trade names	2.7	17,750	(16,196)	1,554
Hard Rock license	24.5	8,000	(2,061)	5,939
Customer relationships	5.8	907,199	(166,155)	741,044
Developed technology	5.7	256,512	(45,769)	210,743
Internally developed software	4.0	26,520	(5,444)	21,076
Gaming licenses	7.8	34,016	(4,892)	29,124
Other	2.6	4,917	(2,110)	2,807
Total amortizable intangible assets		1,569,499	(301,609)	1,267,890

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	529,171	—	529,171
Trade names	Indefinite	164,391	—	164,391
Other	Indefinite	486	—	486
Total unamortizable intangible assets		694,048	—	694,048
Total intangible assets, net		$2,263,547	$(301,609)	$1,961,938
__________________________________
(1)    Naming rights intangible asset in connection with Sinclair Agreement. Refer to Note 13 “Sinclair Agreement” for further information. Amortization began on April 1, 2021, the commencement date of the re-branded Sinclair regional sports networks.

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
__________________________________
(2)    See note (1) above.

Amortization of intangible assets was approximately $228.9 million, $91.1 million and $4.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Refer to Note 6 “Business Combinations” for further information about the preliminary purchase price allocation and provisional goodwill and intangible balances added from current year business combinations. Refer to Note 13 “Sinclair Agreement” for intangible assets added through the Sinclair Agreement.

The following table shows the remaining amortization expense associated with finite lived intangible assets as of December 31, 2022:

(in thousands)
2023	$208,640
2024	207,168
2025	205,934
2026	204,624
2027	198,627
Thereafter	242,897
$1,267,890

11.    FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		December 31, 2022
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$212,515	$—	$—
Restricted cash	Cash and cash equivalents	52,669	—	—
Convertible loans	Prepaid expenses and other current assets	657	—	—
Convertible loans	Other assets	—	—	10,212
Investments in equity securities	Other assets	2,395	—	—
Total		$268,236	$—	$10,212
Liabilities:
Sinclair Performance Warrants	Naming rights liabilities	$—	$—	$36,987
Contingent consideration	Contingent consideration payable	—	—	8,220
Total		$—	$—	$45,207

		December 31, 2021
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$206,193	$—	$—
Restricted cash	Cash and cash equivalents	68,647	—	—
Other current assets	Prepaid expenses and other current assets	176	—	—
Convertible loans	Other assets	5,905	—	2,025
Total		$280,921	$—	$2,025
Liabilities:
Sinclair Performance Warrants	Naming rights liabilities	$—	$—	$69,564
Contingent consideration	Contingent consideration payable	—	—	34,931
Total		$—	$—	$104,495

There were no transfers made among the three levels in the fair value hierarchy for the years ended December 31, 2022 and 2021.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities:

( in thousands)	Performance Warrants	Contingent Consideration	Other Assets	Total
Balance as of December 31, 2020	$88,119	$—	$—	$88,119
Additions in the period (acquisition fair value)	—	58,623	2,025	60,648
Change in fair value	(18,555)	(23,692)	—	(42,247)
Balance as of December 31, 2021	69,564	34,931	2,025	106,520
Additions in the period (acquisition fair value)	—	—	3,777	3,777
Reductions in the period	—	(15,862)	—	(15,862)
Change in fair value	(32,577)	(10,849)	4,410	(39,016)
Balance as of December 31, 2022	$36,987	$8,220	$10,212	$55,419

The gains (losses) recognized in the consolidated statements of operations for derivatives not designated as hedging instruments during the years ended December 31, 2022 and 2021 are as follows:

	Consolidated Statements of Operations Location	Year Ended December 31,
(in thousands)		2022	2021	2020
Foreign exchange forward contracts	Other non-operating expenses, net	$—	$(20,882)	$—
Sinclair Performance Warrants	Other non-operating expenses, net	32,577	18,555	(32,878)
Sinclair Options	Other non-operating expenses, net	—	(1,526)	(24,782)

Foreign exchange forward contracts

The fair values of foreign exchange forward contract assets and liabilities are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The Company’s foreign exchange forward contracts were not designated as hedging instruments under ASC 815. Gains (losses) recognized in earnings resulting from the change in fair value were reported within “Other non-operating expenses, net” on the consolidated statements of operations.

On April 16, 2021, a subsidiary of the Company entered into foreign exchange forward contracts to hedge the risk of appreciation of the British Pound Sterling (“GBP”)-denominated purchase price related to the Gamesys acquisition pursuant to which the subsidiary can purchase approximately £900 million at a contracted exchange rate and appreciation of both the GBP-denominated and Euro-denominated debt held by Gamesys which would be paid off at closing of the Gamesys acquisition pursuant to which the subsidiary can purchase £200 million and €336 million, at contracted exchange rates, respectively. To enter into these foreign exchange forward contracts, the Company paid total premiums to the contract counterparties of $22.6 million.

On August 20, 2021, two of the above mentioned foreign exchange forward contracts were modified, decreasing the notional amount of the GBP-denominated forward purchase commitments by £746 million to £354 million, collectively. The Company received $1.7 million upon settlement of the modification, which decreased the remaining fair value of the contracts.

On October 1, 2021, the above mentioned foreign exchange forward contracts were discontinued as part of the acquisition of Gamesys. The Company received $0.1 million at closing, which was reported within “Other non-operating expenses, net” on the consolidated statements of operations. The company did not have any foreign exchange forward contracts outstanding as of December 31, 2022 and 2021.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contingent consideration

Contingent consideration related to acquisitions is recorded at fair value as a liability on the acquisition date and is remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. In connection with the Company’s acquisition of Monkey Knife Fight (“MKF”) and Telescope Inc. (“Telescope”) which are included within the Company’s North America Interactive acquisitions in Note 6 “Business Combinations”, the Company recorded contingent consideration at fair value of $58.7 million as of the acquisition dates. After the acquisition dates and until the contingencies are resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets which are subject to management’s estimate and the Company’s stock price. These changes in fair value are recognized within “Other non-operating expenses, net” of the consolidated statements of operations. During the first quarter of 2022, the Company settled contingent consideration of $15.9 million comprised of 393,778 immediately exercisable penny warrants and 107,832 shares of Bally’s Corporation common stock and $0.1 million in cash in satisfaction of contingencies related to the respective acquisition agreements.

Convertible loans

The Company has certain agreements with vendors to provide a portfolio of games to its customers. Pursuant to these agreements, the Company has issued loans to its vendors and has an option to convert the loans to shares of the vendors’ equity, exercisable within a specified time period. The Company recorded the short-term portion of the instruments within “Prepaid expenses and other current assets” and the long-term portion of the instruments within “Other assets” at their fair value. The fair value of the loans to vendors with share prices quoted on active markets are classified within Level 1 of the hierarchy and the fair value of the loans to vendors with share values based on unobservable inputs are classified within Level 3 of the hierarchy, both with changes to fair value included within “Other non-operating expenses, net” of the consolidated statements of operations.

Investment in equity securities

The Company has a long term investment in an unconsolidated entity which it accounts for under the equity method of accounting. The Company has elected the fair value option allowed by ASC 825, Financial Instruments, with respect to this investment. Under the fair value option, the investment is remeasured at fair value at each reporting period through earnings. The Company measures fair value using quoted prices in active markets that are classified within Level 1 of the hierarchy, with changes to fair value included within “Other non-operating expenses, net” of the consolidated statements of operations.

Long-term debt

The fair value of the Company’s Term Loan Facility and senior notes are estimated based on quoted prices in active markets and are classified as Level 1 measurements. The fair value of the Revolving Credit Facility approximates its carrying amount as it is revolving, variable rate debt, and is also classified as a Level 1 measurement. In the table below, the carrying amounts of the Company’s long-term debt is net of debt issuance costs and debt discounts. Refer to Note 14 “Long-Term Debt” for further information.

	December 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$1,884,082	$1,872,238	$1,897,030	$1,945,000
5.625% Senior Notes due 2029	734,497	555,000	732,660	746,250
5.875% Senior Notes due 2031	732,976	529,905	731,537	754,223

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.    ACCRUED LIABILITIES
As of December 31, 2022 and 2021, accrued liabilities consisted of the following:

	December 31,
(in thousands)	2022	2021
GLPI advance deposit(1)	$200,000	$—
Gaming liabilities	168,386	170,508
Compensation	60,463	49,764
Interest payable	36,173	46,292
Other	108,909	134,864
Total accrued liabilities	$573,931	$401,428
__________________________________
(1)    Refer to Note 15 “Leases” for further information

13.    SINCLAIR AGREEMENT

On November 18, 2020, the Company and Sinclair entered into a Framework Agreement (the “Sinclair Agreement”), which provides for a long-term strategic relationship between the Company and Sinclair combining Bally’s integrated, proprietary sports betting technology with Sinclair’s portfolio of local broadcast stations and its Tennis Channel, Stadium sports network and STIRR streaming service. The Company received naming rights to the regional sports networks and certain integrations to network programming in exchange for annual fees paid in cash, the issuance of warrants and options and an agreement to share in certain tax benefits resulting from the Tax Receivable Agreement (“TRA”) with Sinclair. The initial term of the agreement is ten years from the commencement date of the re-branded regional sports networks and can be renewed for one additional five-year term unless either the Company or Sinclair elect not to renew.

Naming Rights Intangible Asset

Under the terms of the Sinclair Agreement, the Company is required to pay annual naming rights fees to Diamond Sports Group for naming rights of the regional sports networks which escalate annually and total $88.0 million over the 10-year term of the agreement beginning April 1, 2021. The Company accounted for this transaction as an asset acquisition in accordance with the “Acquisition of Assets Rather Than a Business” subsections of ASC 805-50, Business Combinations—Related Issues, using a cost accumulation model. The naming rights intangible asset represents the consideration transferred on the acquisition date comprised of the present value of annual naming rights fees, the fair value of the warrants and options and an estimate of the TRA payments, each explained below. The naming rights intangible asset, net of accumulated amortization, was $255.6 million and $311.7 million as of December 31, 2022 and 2021, respectively. Amortization began on April 1, 2021, the commencement date of the re-branded Sinclair regional sports networks, and was $33.3 million and $25.7 million for the years ended December 31, 2022 and 2021, respectively. Refer to Note 10 “Goodwill and Intangible Assets” for further information.

Naming Rights Fees

The present value of the annual naming rights fees was recorded as part of the cost of the naming rights intangible asset with a corresponding liability which will be accreted through interest expense over the life of the agreement. The total value of the liability as of December 31, 2022 and 2021 was $59.3 million and $58.9 million, respectively. The short-term portion of the liability, which was $6.0 million and $2.0 million as of December 31, 2022 and 2021, respectively, is recorded within “Accrued liabilities” and the long-term portion of the liability, which was $53.3 million and $56.9 million as of December 31, 2022 and 2021, respectively, is recorded within “Naming rights liabilities” in the consolidated balance sheets. Accretion expense for the years ended December 31, 2022 and 2021 was $4.4 million and $4.3 million, respectively, and was reported in “Interest expense, net of amounts capitalized” in the consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warrants and Options

The Company issued to Sinclair (i) an immediately exercisable warrant to purchase up to 4,915,726 shares of the Company at an exercise price of $0.01 per share (“the Penny Warrants”), (ii) a warrant to purchase up to a maximum of 3,279,337 additional shares of the Company at a price of $0.01 per share subject to the achievement of various performance metrics (the “Performance Warrants”) and (iii) an option to purchase up to 1,639,669 additional shares in four tranches with purchase prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing (the “Options”). The exercise and purchase prices and the number of shares issuable upon exercise of the warrants and options are subject to customary anti-dilution adjustments. The issuance pursuant to the warrants and options of shares in excess of 19.9% of the Company’s currently outstanding shares was subject to the approval of the Company’s stockholders in accordance with the rules of the New York Stock Exchange, which was obtained on January 27, 2021.

Penny Warrants & Options - The Penny Warrants and Options are equity classified instruments under ASC 815. The fair value of the Penny Warrants approximates the fair value of the underlying shares and was $150.4 million on November 18, 2020 at issuance and was recorded to “Additional paid-in-capital” in the consolidated balance sheets, with an offset to the naming rights intangible asset. The fair value of the Options was $59.7 million as of December 31, 2022 and 2021, and is recorded within “Additional paid-in capital” in the consolidated balance sheets.

Performance Warrants - The Performance Warrants are accounted for as a derivative liability because the underlying performance metrics represent an adjustment to the settlement amount that is not indexed to the Company’s own stock and thus equity classification is precluded under ASC 815. The fair value as of December 31, 2022 and 2021 was $37.0 million and $69.6 million, respectively, and was calculated using an option pricing model, considering the Company’s estimated probabilities of achieving the performance milestones for each tranche. Inputs to this valuation approach include volatility between 63% and 66%, risk free rates between 1.02% and 4.01%, the Company’s common stock price for each period and expected terms between 3.4 and 8.0 years. The fair value is recorded within “Naming Rights liabilities” of the consolidated balance sheets.

Tax Receivable Agreement

The Company is required to share 60% of the tax benefit the Company receives from the Penny Warrants, Options, Performance Warrants and payments under the TRA with Sinclair over the term of the agreement as tax benefit amounts are determined through the filing of the Company’s annual tax returns. Changes in estimate of the tax benefit to be realized and tax rates in effect at the time, among other changes, are treated as an adjustment to the naming rights intangible asset. The TRA liability was $19.4 million and $42.2 million as of December 31, 2022 and 2021, respectively, and is included in “Naming rights liabilities” in the consolidated balance sheets. The change in value of the TRA liability, in the amount of $(22.8) million and $(0.8) million for the years ended December 31, 2022 and 2021, respectively, is included in “Other non-operating expenses, net” in the consolidated statements of operations.

14.    LONG-TERM DEBT

As of December 31, 2022 and 2021, long-term debt consisted of the following:

	December 31,
(in thousands)	2022	2021
Term Loan Facility	$1,925,550	$1,945,000
Revolving Credit Facility	137,000	85,000
5.625% Senior Notes due 2029	750,000	750,000
5.875% Senior Notes due 2031	750,000	750,000
Less: Unamortized original issue discount	(27,729)	(31,425)
Less: Unamortized deferred financing fees	(46,266)	(52,348)
Long-term debt, including current portion	3,488,555	3,446,227
Less: Current portion of Term Loan and Revolving Credit Facility	(19,450)	(19,450)
Long-term debt, net of discount and deferred financing fees; excluding current portion	$3,469,105	$3,426,777

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The indenture contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, (i) incur additional indebtedness, (ii) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, (iii) enter into certain transactions with affiliates, (iv) sell or otherwise dispose of assets, (v) create or incur liens and (vi) merge, consolidate or sell all or substantially all of the Company’s assets. These covenants are subject to exceptions and qualifications set forth in the indenture.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. As of December 31, 2022, the Company’s borrowings under the Revolving Credit Facility did not exceed 30% and therefore, financial covenants did not apply.

6.75% Senior Notes due 2027

On May 10, 2019, the Company, issued $400 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 and, on October 9, 2020, the Company issued an additional $125 million aggregate principal amount of 6.75% unsecured senior notes due June 1, 2027 (together, the “2027 Notes”). On September 7, 2021, the Company redeemed $210 million aggregate principal amount of the 2027 Notes at a redemption price of 106.750% of the principal amount using a portion of the proceeds of the Company’s April 2021 public offering of common stock. On October 5, 2021, the Company redeemed the remaining $315 million aggregate principal amount of the 2027 Notes at a redemption price of 109.074% of the principal amount using a portion of the proceeds of its Term Loan Facility. In connection with the termination of a prior credit agreement and the 2027 Notes, the Company recorded a loss on extinguishment of debt of $103.0 million in its consolidated statements of operations during the year ended December 31, 2021.

Debt Maturities

As of December 31, 2022, the contractual annual principal maturities of long-term debt, including the Revolving Credit Facility, are as follows:

(in thousands)
2023	$19,450
2024	19,450
2025	19,450
2026	156,450
2027	19,450
Thereafter	3,328,300
$3,562,550

15.    LEASES

Operating Leases

The Company is committed under various operating lease agreements for real estate and property used in operations. Certain leases include various renewal options which are included in the lease term when the Company has determined it is reasonably certain of exercising the options. Certain of these leases include percentage rent payments based on property revenues and/or rent escalation provisions determined by increases in the consumer price index (“CPI”). These percentage rent and escalation provisions are treated as variable lease payments and recognized as lease expense in the period in which the obligation for those payments are incurred. Discount rates used to determine the present value of the lease payments are based on the Company’s incremental borrowing rate commensurate with the term of the lease.

The Company had total operating lease liabilities of $836.1 million and $531.0 million as of December 31, 2022 and 2021, respectively, and right of use assets of $808.9 million and $507.8 million as of December 31, 2022 and 2021, respectively, which were included in the consolidated balance sheets.

GLPI Leases

As of December 31, 2022, the Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities and Bally’s Black Hawk properties are leased under the terms of a master lease agreement (the “Master Lease”) with GLPI. All GLPI leases are accounted for as operating leases within the provisions of ASC 842 over the lease term or until a re-assessment event occurs. The Master Lease has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $52.0 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of December 31, 2022.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the sale of the real estate for Bally’s Dover in the second quarter of 2021, the Company received proceeds of $144.0 million and recognized a net gain of $53.4 million. In connection with the sale of the real estate for Bally’s Quad Cities and Bally’s Black Hawk during the second quarter of 2022, the Company received proceeds of $150.0 million and recognized a gain of $50.8 million. The gains recorded on the transactions represent the difference in the respective transaction prices and the derecognition of assets and are recorded within “General and administrative” in the consolidated statements of operations.

In addition to the properties under the Master Lease explained above, the Company has also entered into a lease with GLPI for the land associated with Tropicana Las Vegas which the Company acquired during the fourth quarter of 2022. This lease has an initial term of 50 years (with a maximum term of 99 years with renewal options) at annual rent of $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of December 31, 2022.

On January 3, 2023, the Company completed a transaction with GLP Capital, L.P., the operating partnership of GLPI, related to the land and real estate assets of Bally’s Tiverton and Hard Rock Biloxi for total consideration of $635.0 million. The transaction was structured as a tax-free capital contribution and a substantial portion of the proceeds will be applied to reduce the Company’s debt. These properties will be added to the Master Lease, increasing minimum annual payments by $48.5 million. During the third quarter of 2022, the Company received an advance deposit of $200.0 million in connection with this agreement which was recorded within “Accrued liabilities” in the consolidated balance sheets as of December 31, 2022.

Components of lease expense included within “General and administrative” for operating leases during the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Operating lease cost	$75,675	$36,354	$3,256
Variable lease cost	8,386	4,191	56
Operating lease expense	84,061	40,545	3,312
Short-term lease expense	17,536	11,746	2,158
Total operating lease expense	$101,597	$52,291	$5,470

Supplemental cash flow and other information related to operating leases for the year ended December 31, 2022 and 2021, are as follows:

	Year Ended December 31,
($ in thousands)	2022	2021
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$68,689	$37,032
Right of use assets obtained in exchange for operating lease liabilities	$341,747	$818,405

Weighted average remaining lease term	20.7 years	15.3 years
Weighted average discount rate	6.7%	6.1%

As of December 31, 2022, future minimum lease payments under noncancelable operating leases are as follows:

(in thousands)
2023	$82,680
2024	87,308
2025	91,310
2026	90,565
2027	84,912
Thereafter	1,270,751
Total lease payments	1,707,526
Less: present value discount	(871,385)
Lease obligations	$836,141

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments disclosed in the table above include $87.7 million related to extension options that are reasonably certain of being exercised. The table above does not include $18.1 million of payments for leases signed but not yet commenced as of December 31, 2022.

Financing Obligation

Bally’s Chicago Operating Company, LLC., an indirect wholly-owned subsidiary of the Company, entered into a ground lease for the land on which Bally’s Chicago will be built, which is accounted for as a financing obligation in accordance with ASC 470 Debt as the transaction did not qualify as a sale under ASC 842. The lease commenced November 18, 2022 and has a 99-year term followed by ten separate 20-year renewals at the Company’s option.

The Company recorded land within property and equipment, net of $200.0 million with a corresponding long-term financing obligation of $200.0 million on its consolidated balance sheets as of December 31, 2022. All lease payments are recorded as interest expense and there is no reduction to the financing obligation over the lease term. Bally’s Chicago made cash payments, and recorded corresponding interest expense, of $2.0 million during the year ended December 31, 2022.

Lessor

The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in “Non-gaming revenue” within our consolidated statements of operations. For the years ended December 31, 2022, 2021, and 2020, the Company recognized $153.8 million, $95.4 million and $24.7 million of lessor revenues related to the rental of hotel rooms, respectively. Hotel leasing arrangements vary in duration, but are short-term in nature. The cost and accumulated depreciation of property and equipment associated with hotel rooms is included in “Property and equipment, net” within our consolidated balance sheets.

16.    EQUITY PLANS

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

The 2015 Incentive Plan provided for the grant of stock options, time-based RSUs, RSAs, PSUs and other stock-based awards (“OSBAs”) (collectively, “restricted awards”) (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 2015 Incentive Plan authorized for the issuance of up to 1,700,000 shares of the Company’s common stock pursuant to grants of awards made under the plan. Effective May 18, 2021, no new awards were granted under the 2015 Incentive Plan as a result of the new 2021 Incentive Plan being approved at the Company’s 2021 Annual Shareholder Meeting. The 2021 Incentive Plan provides for the grant of stock options, RSAs, RSUs, PSUs and other awards (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 4,250,000 shares of the Company’s common stock, decreased by the number of shares subject to awards granted under the 2015 Incentive Plan between December 31, 2020 and May 18, 2021, or 221,464 shares, plus any shares subject to awards granted under the 2021 Incentive Plan or the 2015 Incentive Plan that are added back to the share pool under the 2021 Incentive Plan pursuant to the plan’s share counting rules, are authorized for issuance under the 2021 Incentive Plan. As of December 31, 2022, 3,240,857 shares were available for grant under the 2021 Incentive Plan.

Share-Based Compensation

The Company recognized total share-based compensation expense of $27.9 million, $20.1 million and $17.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The total income tax benefit for share-based compensation arrangements was $7.1 million, $5.1 million, and $6.9 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, there was $17.2 million of unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock options, RSA, RSU and PSU arrangements) which is expected to be recognized over a weighted average period of 1.2 years.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options

Stock option activity under the 2010 Option Plan for the year ended December 31, 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	20,000	$4.31	1.9 years	$0.7	million
Exercised	(20,000)	$4.31
Outstanding at December 31, 2022	—
Exercisable at December 31, 2022	—	$—	$—	$—

There were no stock options granted during the years ended December 31, 2022, 2021 or 2020.

The total intrinsic value of options exercised was $0.6 million, $3.4 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. There was no remaining compensation cost relating to unvested stock options as of December 31, 2022, 2021 or 2020.

Restricted Stock Units and Performance-Based Restricted Stock Units

Under the 2015 Incentive Plan, RSUs and PSUs have been awarded to eligible employees, members of the Company’s senior management and certain members of its Board of Directors. Each RSU and PSU represents the right to receive one share of the Company’s common stock. RSUs generally vest in one-third increments over a three year period, and compensation cost is recognized over the respective service periods based on the grant date fair value. PSUs generally vest over a three year period depending on the individual award agreement and become eligible for vesting upon attainment of performance objectives for the performance period. The number of PSUs that may become eligible for vesting varies and is dependent upon whether the performance targets are met, partially met or exceeded each year. The fair value of RSUs and PSUs is based on the Company’s common stock price as of the grant date.

The following summary presents information of equity-classified RSU and PSU activity for the year ended December 31, 2022:

	Restricted Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	960,493	29,995	$48.28
Granted	359,051	115,174	30.13
Vested	(627,765)	(29,995)	44.27
Forfeited	(37,452)	(53,041)	38.59
Outstanding at December 31, 2022	654,327	62,133	$38.35

The weighted average grant date fair value for RSUs and PSUs was $30.13, $53.52 and $31.27 in 2022, 2021, and 2020, respectively.

The total intrinsic value of RSUs vested was $15.3 million, $9.1 million and $23.7 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

For PSU awards, performance objectives for each year are established no later than 90 days following the start of the year. As the performance targets have not yet been established for the PSUs that are eligible to be earned in 2023, a grant date has not yet been established for those awards in accordance with ASC 718. The grant date for the 2022, 2021 and 2020 performance periods have been established and, based upon achievement of the performance criteria for the years ended December 31, 2022, 2021 and 2020, 62,133, 29,995 and 31,478 PSUs, respectively, became eligible for vesting.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 30, 2020, the Company issued OSBAs in the form of immediately vested common stock to eligible employees, members of the Company’s senior management and certain members of its Board of Directors under the 2015 Incentive Plan. These OSBAs were awarded in recognition of the strategic accomplishments of individuals and the Company as a whole for fiscal 2020 in lieu of potential cash incentive compensation. The Company elected to utilize stock as a form of compensation in an effort to preserve liquidity for the Company in light of COVID-19 and its impact on operations. Total net shares awarded on December 30, 2020 were 131,046 and the associated expense recognized was $6.3 million for the year ended December 31, 2020.

17.    STOCKHOLDERS’ EQUITY

Capital Return Program

The Company has a Board of Directors approved capital return program under which the Company may expend a total of up to $700 million for share repurchases and payment of dividends. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases. As of December 31, 2022, $194.6 million was available for use under the capital return program.

Total share repurchase activity during the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2022(1)	2021	2020
Number of common shares repurchased	6,621,841	2,188,532	1,812,393
Total cost	$153,366	$87,024	$33,292
Average cost per share, including commissions	$23.16	$39.76	$18.37
__________________________________
(1)    Includes 4.7 million shares repurchased from the Company’s modified Dutch auction tender offer completed July 27, 2022 at a price of $22.00 per share for an aggregate purchase price of $103.3 million.

All shares repurchased during the years ended December 31, 2022, 2021 and 2020 were transferred to treasury stock. The Company retired 7,394,642, 3,492,222 and 10,892,083 shares of its common stock held in treasury during the years ended December 31, 2022, 2021 and 2020, respectively. The shares were returned to the status of authorized but unissued shares. As of December 31, 2022, there were no shares remaining in treasury.

During the year ended December 31, 2020, the Company paid cash dividends of $0.10 per common share for a total cost of approximately $3.2 million. There were no cash dividends paid during the years ended December 31, 2022 and 2021.

Common Stock Offering

On April 20, 2021, the Company issued a total of 12,650,000 shares of Bally’s common stock in an underwritten public offering at a price to the public of $55.00 per share. Net proceeds from the offering were approximately $671.4 million, after deducting underwriting discounts, but before expenses.

On April 20, 2021, the Company issued to affiliates of Sinclair a warrant to purchase 909,090 common shares for an aggregate purchase price of $50.0 million, or $55.00 per share. The net proceeds were used to finance a portion of the purchase price of the Gamesys acquisition. The exercise price of the warrant is nominal and its exercise is subject to, among other conditions, requisite gaming authority approvals. Sinclair agreed not to acquire more than 4.9% of Bally’s outstanding common shares without such approvals. In addition, in accordance with the agreements that Bally’s and Sinclair entered into in November 2020, Sinclair exchanged 2,086,908 common shares for substantially identical warrants.

Preferred Stock

The Company has authorized the issuance of up to 10 million shares of $0.01 par value preferred stock. As of December 31, 2022 and 2021, no shares of preferred stock have been issued.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Shares Outstanding

As of December 31, 2022, the Company had 46,670,057 common shares issued and outstanding. The Company issued warrants, options and other contingent consideration in acquisitions and strategic partnerships that are expected to result in the issuance of common shares in future periods resulting from the exercise of warrants and options or the achievement of certain performance targets. These incremental shares are summarized below:

Sinclair Penny Warrants (Note 13)	7,911,724
Sinclair Performance Warrants (Note 13)	3,279,337
Sinclair Options(1) (Note 13)	1,639,669
MKF Penny warrants (Note 11)	34,455
MKF Contingent shares (Note 11)	344,625
Telescope Contingent shares (Note 11)	8,626
SportCaller contingent shares(4) (Note 11)	357,735
Outstanding awards under Equity Incentive Plans (Note 16)	716,460
14,292,631
__________________________________
(1)    Consists of four equal tranches to purchase shares with exercise prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing of the Sinclair Agreement.
(2)    The contingent consideration related to the SportCaller acquisition is 6.5M EUR as of December 31, 2022, payable in shares subject to certain post-acquisition earnout targets and based on share price at time of payment. For purposes of this estimate, the Company used the EUR>US Dollar conversion rate of 1.0666 as of December 31, 2022 and the closing share price of Company common shares of $19.38 per share to calculate the shares expected to be issued if all earn-out targets are met.

Accumulated Other Comprehensive Income (Loss)

The following table reflects the change in accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2022, 2021 and 2020:

(in thousands)	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan	Total
Accumulated other comprehensive loss at December 31, 2019	$—	$(1,888)	$(1,888)
Current period other comprehensive loss	—	(1,256)	(1,256)
Accumulated other comprehensive loss at December 31, 2020	—	(3,144)	(3,144)
Current period other comprehensive income (loss)	(25,833)	2,064	(23,769)
Reclassification adjustments to net earnings	—	104	104
Accumulated other comprehensive loss at December 31, 2021	(25,833)	(976)	(26,809)
Current period other comprehensive income (loss)	(270,151)	1,320	(268,831)
Accumulated other comprehensive income (loss) at December 31, 2022	$(295,984)	$344	$(295,640)

18.    EMPLOYEE BENEFIT PLANS

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
•If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table outlines the Company’s participation in multi-employer pension plans for the years ended December 31, 2022, 2021 and 2020 and sets forth the calendar year contributions and accruals for each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2022 and 2021 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that the Company received from the plans’ administrators and is certified by each plan’s actuary. Plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. As of December 31, 2022 and 2021, all plans that have either a FIP or RP requirement have had the respective plan implemented.

	EIN/ Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions and Accruals (in $000’s)			Company Contributions > 5%	Union Contract Expires
Pension Fund		2022	2021		2022	2021	2020
SEIU National Industry Pension Fund	52-6148540	Red	Red	Yes/Implemented	$495	$460	$366	No	4/30/2025
New England Carpenters Pension Fund(1)	51-6040899	Green	Green	No	95	75	91	No	5/31/2024
Plumbers and Pipefitters Pension Fund(4)	52-6152779	Yellow	Yellow	Yes/Implemented	267	175	171	No	8/31/2022
Rhode Island Laborers Pension Fund(4)	51-6095806	Green	Green	No	656	671	483	No	10/31/2022
New England Teamsters Pension Fund	04-6372430	Red	Red	Yes/Implemented	278	254	230	No	6/30/2023
The Legacy Plan of the UNITE HERE Retirement Fund(3)	82-0994119/001	Red	Red	Yes/Implemented	963	1,319	578	No	6/30/2023
The Adjustable Plan of the UNITE HERE Retirement Fund(3)	82-0994119/002	N/A(2)	N/A(2)	No					5/31/2026
Local 68 Engineers Union Pension Fund	51-0176618	Yellow	Yellow	Yes/Implemented	286	269	22	No	4/30/2027
Northeast Carpenters Pension Fund	11-1991772	Green	Green	No	127	122	10	No	4/30/2027
International Painters and Allied Trades Industry Pension Fund	52-6073909	Yellow	Yellow	Yes/Implemented	82	80	5	No	4/30/2027
Total Contributions					$3,249	$3,425	$1,956
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
(4)Union contract under negotiation as of 12/31/2022.

Contributions, based on wages paid to covered employees totaled approximately $3.2 million, $3.4 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. These aggregate contributions were not individually significant to any of the respective plans. The Company’s share of the unfunded vested liability related to its multi-employer plans, if any, other than the New England Teamsters and Trucking Industry Pension Fund discussed below, is not determinable.

Under the terms of certain collective bargaining agreements, the Company contributes to a number of multi-employer annuity funds. Contributions are made at a fixed rate per hour worked, in accordance with the collective bargaining agreements. These plans are not subject to the withdrawal liability provisions applicable to multi-employer defined benefit pension plans. Contributions made to these plans by the Company were $2.6 million, $2.5 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dover Downs Defined Benefit Pension Plan

The Company sponsors a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011. As of December 31, 2022 and 2021, the benefit obligation was $20.8 million and $28.8 million, respectively, and the fair value of plan assets were $19.0 million and $24.2 million, respectively. The Company did not make any contributions to the plan during the year ended December 31, 2022 and does not expect to contribute in 2023. Net periodic benefit income and total income recognized in other comprehensive loss for the year ended December 31, 2022 were $1.0 million and $1.9 million, respectively. Amounts relating to the plan recognized in the consolidated balance sheets as of December 31, 2022 and 2021 consist of non-current liabilities of $1.8 million and $4.6 million, respectively.

Defined Contribution Plans

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its US non-union employees and certain union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. Gamesys also operates defined contribution retirement benefit plans for their U.K., US, Toronto, Isle of Man and Gibraltar offices. Eligible employees are allowed to contribute between 3-5% of their base salary to the various plans and the Company matches all employee contributions. Total employer contribution expense attributable to defined contribution plans was $7.1 million, $4.8 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

19.    INCOME TAXES

The components of income (loss) before taxes are as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Domestic	$(444,549)	$(126,347)	$(74,811)
Foreign	(9,920)	7,273	—
Total	$(454,469)	$(119,074)	$(74,811)

The components of the provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Current taxes
Federal	$9,318	$(10,284)	$(72,517)
State	8,289	4,676	2,002
Foreign	41,599	6,448	—
	59,206	840	(70,515)
Deferred taxes
Federal	(32,304)	294	9,871
State	(9,429)	4,770	(8,680)
Foreign	(46,396)	(10,281)	—
	(88,129)	(5,217)	1,191
(Benefit) Provision for income taxes	$(28,923)	$(4,377)	$(69,324)

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The effective rate varies from the statutory US federal tax rate as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Income tax (benefit) expense at statutory federal rate	$(95,439)	$(15,997)	$(15,710)
State income taxes, net of federal effect	(10,096)	7,462	(5,276)
Foreign tax rate adjustment	(17,455)	(7,165)	—
Nondeductible professional fees	1,370	10,421	(665)
Other permanent differences including lobbying expense	2,414	4,696	279
Share-based compensation	3,348	2,227	(922)
Gain on bargain purchases	22	(4,796)	(13,413)
CARES Act	—	(5,320)	(33,347)
Return to provision adjustments	(2,275)	(595)	(270)
Global intangible low-tax income (“GILTI”)	2,404	327	—
Loss on derivative instruments	—	4,363	—
Goodwill	28,935	—	—
Change in uncertain tax positions	(2,224)	—	—
Change in valuation allowance	60,073	—
Total (benefit) provision for income taxes	$(28,923)	$(4,377)	$(69,324)
Effective income tax rate on continuing operations	6.4%	3.7%	92.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes at December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Deferred tax assets:
Accrued liabilities and other	$5,585	$1,162
Share-based compensation	1,699	2,792
Naming rights liabilities	29,248	43,298
Self constructed assets	5,690	5,730
Interest	79,757	21,208
Goodwill	3,140	—
Net operating loss carryforwards	19,043	20,569
Valuation allowance	(60,073)	—
Total deferred tax assets, net	$84,089	$94,759

Deferred tax liabilities:
Land	$(4,058)	$(4,071)
Property and equipment	(52,202)	(35,807)
Change in accounting method	(73)	(8,494)
Goodwill	—	(12,544)
Amortizable assets	(140,229)	(236,388)
Total deferred tax liabilities	$(196,562)	$(297,304)
Net deferred tax liabilities	$(112,473)	$(202,545)

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company will only recognize a deferred tax asset when, based on available evidence, realization is more likely than not. The Company has assessed its deferred tax liabilities arising from taxable temporary differences and has concluded such liabilities are not a sufficient source of income for the realization of deferred tax assets, including indefinite life taxable temporary differences which offset, subject to limitation, deferred tax assets with unlimited carryovers, such as the Section 163(j) interest limitation. Accordingly, a $60.1 million valuation allowance has been established as of December 31, 2022. There was no valuation allowance established as of December 31, 2021. The change in valuation allowance for the year ended December 31, 2022 was $60.1 million. There was no change in valuation allowance for the years ended December 31, 2021 and 2020.

At December 31, 2022, the Company’s cash and cash equivalents totaled $212.5 million, of which approximately 41% was held in locations outside the US. During the year, the Company changed its assertion and will not indefinitely reinvest undistributed earnings. Accordingly, the Company has determined that no deferred tax liability is required for undistributed foreign earnings at December 31, 2022 and will continue to monitor for future changes.

For the years ended December 31, 2022 and 2021 the net deferred tax liabilities decreased by $90.1 million and increased by $165.6 million, respectively. For the year ended December 31, 2022, a decrease of $88.1 million was included in income from operations and a decrease of $2.0 million was included in other comprehensive loss. For the year ended December 31, 2021, a decrease of $5.2 million was included in income from operations, an increase of $169.8 million was acquired from business combinations in 2021, and a decrease of $1.0 million was included in other comprehensive loss.

As of December 31, 2022, the Company has $9.1 million of federal net operating carryforwards subject to a section 382 limitation with an unlimited carryforward period. There was $14.6 million of federal net operating carryforwards subject to a section 382 limitation with an unlimited carryforward period as of December 31, 2021. As of December 31, 2022 and December 31, 2021, the Company had $174.5 million and $92.4 million of state net operating loss carryforwards, respectively, which expire at various dates through 2041.

The Internal Revenue Code (IRC) Section 382 provides for a limitation of the annual use of net operating loss and tax credit carryforwards following certain ownership changes (as defined by the IRC Section 382) that limits the Company’s ability to utilize these carryforwards prior to expiration. Section 382 can also apply when we acquire subsidiaries with net operating loss carryforwards, as there may be limitations on the use of acquired net operating losses against our taxable income. As of December 31, 2022, the Company expects to utilize all acquired tax attributes prior to expiration.

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

The Company realized a tax benefit of $5.3 million and $33.3 million in the years ended December 31, 2021 and 2020, respectively. The Company realized no tax benefit in the year ended December 31, 2022. The Company intends to continue to review and consider any available potential benefits under the CARES Act for which it qualifies, including those described above. The Company cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and the Company cannot provide assurances that it will be able to access such benefits in a timely manner or at all. If the US government or any other governmental authority agrees to provide such aid under the CARES Act or any other crisis relief assistance, it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
From time to time, the Company may be subject to audits covering a variety of tax matters by taxing authorities in any taxing jurisdiction where the Company conducts business. While the Company believes that the tax returns filed and tax positions taken are supportable and accurate, some tax authorities may not agree with the positions taken. This can give rise to tax uncertainties which, upon audit, may not be resolved in the Company’s favor. There was an acquired tax contingency accrual of $5.1 million for uncertain tax positions recorded as of December 31, 2021. There was no unrecognized tax benefit recorded as of December 31, 2020. As of December 31, 2022, there was $11.3 million tax contingency accruals and deferred tax asset reductions for uncertain tax positions, of which $8.9 million would impact the effective tax rate, if recognized. A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows:

(in thousands)	2022	2021	2020
Uncertain tax position liability at the beginning of the year	$5,131	$—	$—
Increases related to tax positions taken during prior period	11,277	5,131	—
Decreases related to tax positions taken during prior periods	(5,131)	—	—
Uncertain tax position liability at the end of the year	$11,277	$5,131	$—

It is reasonably possible that the Company’s unrecognized tax benefits could change in the next twelve months, however the Company is unable to estimate a range at this time.

The Company records interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). The Company has reserved interest and penalties on uncertain tax positions of $0.1 million as of December 31, 2022. The Company has not reserved interest and penalties on uncertain tax positions as of December 31, 2021. The Company has recorded $0.1 million of interest on uncertain tax positions on the statement of operations for the year ended December 31, 2022. There was no interest on uncertain tax positions recorded in the statement of operations for the years ended December 31, 2021 and 2020.

The Company and its subsidiaries file tax returns in several jurisdictions including the US and various US state and foreign jurisdictions. The Company remains subject to examination for US federal income tax purposes for the years ended December 31, 2015 through 2021, as a result of a 2020 net operating loss carryback claim. The Company remains subject to examination for state and foreign income tax purposes for the years ended December 31, 2012 through 2021. The Company is currently appealing an audit by the State of Colorado for tax years ended December 31, 2012 through 2015. Based on the current status of the Colorado appeal, the Company believes no additional reserves are necessary. In addition, the disallowance of a loss carryforward generated in a period outside of the normal statute of limitations is generally open until the statute of limitations expires in the year of the utilization of the loss.

20.    COMMITMENTS AND CONTINGENCIES

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

Master Video Lottery Terminal Contract

The current terms for the Twin River Casino Hotel and Tiverton Casino Hotel contracts with the Division of Lotteries of the Rhode Island Department of Revenue end on July 1, 2043. The Tiverton Casino Hotel contract was automatically assigned, pursuant to Rhode Island law, from Newport Grand to Tiverton Casino Hotel upon commencement of gaming operations at the Tiverton Casino Hotel.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the Company’s joint venture with International Game Technology PLC (“IGT”) a joint venture was organized as the Rhode Island VLT Company, LLC to supply the State of Rhode Island with all VLTs at both Bally’s Twin River and Bally’s Tiverton. Under the transaction agreement for the joint venture, dated December 21, 2022, the Company has agreed to pay $7.5 million to an affiliate of IGT, payable in two equal parts on or before June 15, 2023 and 2024, respectively.

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

City of Chicago Guaranty

In connection with the host community agreement, signed by Bally’s Chicago Operating Company, LLC (the “Developer”), a wholly-owned indirect subsidiary of the Company, the Company provided the City of Chicago with a performance guaranty whereby the Company agreed to have and maintain available financial resources in an amount reasonably sufficient to allow the Developer to complete its obligations under the host community agreement. In addition, upon notice from the City of Chicago that the Developer has failed to perform various obligations under the host community agreement, the Company has indemnified the City of Chicago against any and all liability, claim or reasonable and documented expense the City of Chicago may suffer or incur by reason of any nonperformance of any of the Developer’s obligations.

Sponsorship Commitments

The Company has entered into several sponsorship agreements, totaling $83.3 million over 15 years, with various professional sports leagues and teams, allowing the Company use of official league marks for branding and promotions, among other rights.

Collective Bargaining Agreements

As of December 31, 2022, the Company had approximately 10,500 employees. Most of the Company’s employees in Rhode Island, Nevada and New Jersey are represented by a labor union and have collective bargaining agreements with the Company. As of such date, the Company had 29 collective bargaining agreements covering approximately 2,755 employees. All collective bargaining agreements are in good standing and have been renegotiated for a three or five year term. There can be no assurance that we will be able to extend or enter into replacement agreements. If the Company is able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements.

21.    SEGMENT REPORTING

The Company has three operating and reportable segments: Casinos & Resorts, North America Interactive and International Interactive. The “Other” category includes interest expense for the Company and certain unallocated corporate operating expenses and other adjustments, including eliminations of transactions among segments to reconcile to the Company’s consolidated results including, among other expenses, share-based compensation, acquisition and other transaction costs and certain non-recurring charges. During the first quarter of 2022, the Company changed its methodology for allocating certain corporate operating expenses within general and administrative expense previously reported in “Other” to directly apply such costs to the segment supported. The prior year results presented below were reclassified to conform to the new segment presentation.

The Company’s three reportable segments as of December 31, 2022 are:

Casinos & Resorts - Includes the Company’s 15 casino and resort properties and one horse race track.

North America Interactive - A portfolio of sports betting, iGaming, and free-to-play gaming brands.

International Interactive - Gamesys’ European and Asian operations.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022, the Company’s operations were predominately in the US, Europe and Asia with a less substantive footprint in other countries world-wide. For geographical reporting purposes, revenue generated outside of the US has been aggregated into the International Interactive reporting segment, and consists primarily of revenue from the UK and Japan. Revenue generated from the UK and Japan represented approximately 25% and 12% of total revenue, respectively, during the year ended December 31, 2022, and approximately 11% and 6%, respectively, for the year ended December 31, 2021. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

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

The following table sets forth revenue and Adjusted EBITDA for the Company’s three reportable segments and reconciles Adjusted EBITDA on a consolidated basis to net income (loss). The Other category is included in the following tables in order to reconcile the segment information to the Company’s consolidated financial statements.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Revenue
Casinos & Resorts	$1,227,563	$1,032,828	$372,792
North America Interactive	81,700	38,352	—
International Interactive	946,442	251,263	—
Total	$2,255,705	$1,322,443	$372,792

Adjusted EBITDA(1)
Casinos & Resorts	$345,617	$317,705	$89,913
North America Interactive	(65,729)	(12,413)	—
International Interactive	321,651	69,944	—
Other	(53,024)	(45,334)	(20,658)
Total	548,515	329,902	69,255

Operating income (expense)
Depreciation and amortization	(300,559)	(144,786)	(37,842)
Transaction costs	(85,604)	(84,543)	(14,050)
Share-based compensation	(27,912)	(20,143)	(17,706)
Gain on sale-leaseback	50,766	53,425	—
Impairment charges	(463,978)	(4,675)	(8,659)
Other	(14,236)	(35,798)	(9,384)
(Loss) income from operations	(293,008)	93,382	(18,386)
Other income (expense)
Interest expense, net of interest income	(208,153)	(117,924)	(62,636)
Other	46,692	(94,532)	6,211
Total other expense, net	(161,461)	(212,456)	(56,425)
Loss before provision for income taxes	(454,469)	(119,074)	(74,811)
Benefit for income taxes	28,923	4,377	69,324
Net loss	$(425,546)	$(114,697)	$(5,487)
__________________________________
(1)    Adjusted EBITDA is defined as earnings, or loss, for the Company before interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating (income) expense, acquisition and other transaction related costs, share-based compensation, and certain other gains or losses as well as, when presented for our reporting segments, an adjustment related to the allocation of corporate cost among segments.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(in thousands)	2022	2021	2021
Capital Expenditures
Casinos & Resorts	$183,693	$92,479	$14,480
North America Interactive	6,635	172	—
International Interactive	12,392	4,166	—
Other	9,536	708	803
Total	$212,256	$97,525	$15,283

Total assets are not regularly reviewed for each operating segment when assessing segment performance or allocating resources and accordingly, are not presented. As of December 31, 2022, the Company’s long-lived assets located outside of the US, consisting primarily of goodwill and intangible assets, were aggregated into the International Interactive reporting segment as disclosed in Note 10 “Goodwill and Intangible Assets.” Over 98% of property and equipment is located within the US.

22.    EARNINGS (LOSS) PER SHARE

Diluted earnings per share includes the determinants of basic earnings per share and, in addition, reflects the dilutive effect of the common stock deliverable for stock options, using the treasury stock method, and for RSUs, RSAs and PSUs for which future service is required as a condition to the delivery of the underlying common stock.

	Years Ended December 31,
	2022	2021	2020
Net loss applicable to common stockholders	$(425,546)	$(114,697)	$(5,487)

Weighted average common shares outstanding, basic	58,111,699	49,643,991	31,315,151
Weighted average effect of dilutive securities	—	—	—
Weighted average common shares outstanding, diluted	58,111,699	49,643,991	31,315,151

Per share data
Basic	$(7.32)	$(2.31)	$(0.18)
Diluted	$(7.32)	$(2.31)	$(0.18)

Anti-dilutive shares excluded from the calculation of diluted earnings per share	5,188,388	5,015,803	4,919,326

On November 18, 2020, the Company issued Penny Warrants, Performance Warrants and Options which participate in dividends with the Company’s common stock subject to certain contingencies. In the period in which the contingencies are met, those instruments are participating securities to which income will be allocated using the two-class method. The Performance Warrants and Options do not participate in net losses. The Penny Warrants were considered exercisable for little to no consideration and are therefore included in basic shares outstanding at their issuance date. For the years ended December 31, 2022, 2021 and 2020, the shares underlying the Performance Warrants were anti-dilutive as certain contingencies were not met. Refer to Note 13 “Sinclair Agreement” for further information.

23.    SUBSEQUENT EVENTS

On January 3, 2023, the Company completed a transaction for its Bally’s Tiverton and Hard Rock Biloxi properties. Refer to Note 15 “Leases” for further information.

On January 5, 2023, the Company acquired BACA Limited, (“Casino Secret”) a European based, online casino with one of the fastest growing brands in the market, for approximately €43.9 million. Due to the timing of the acquisition, the initial purchase accounting is incomplete. The Company will complete its initial allocation of purchase price to total net assets acquired in the first quarter of 2023. The results of Casino Secret will be reported within the Company’s International Interactive segment.

On January 18, 2023, the Company announced a restructuring plan of the Interactive business intended to reduce operating costs and continue the Company’s commitment to achieving profitable operations in its North America Interactive segment. The Company estimates that it will incur between $10 million to $15 million in charges in connection with the restructuring plan representing cash severance costs which the Company expects to incur in the first quarter of 2023.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Refer to the below for a discussion of the Company’s remediation of previously reported material weaknesses.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

The Company completed its acquisition of Tropicana Las Vegas on September 26, 2022 and has not yet fully incorporated the internal controls and procedures of Tropicana Las Vegas into the Company’s internal control over financial reporting. Therefore, management excluded Tropicana Las Vegas from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. This acquisition constituted approximately $326.8 million, or 5.2%, of the Company’s total consolidated assets, and approximately $24.1 million, or 1.1%, of the Company’s consolidated revenues as of and for the year ended December 31, 2022.

Based on our assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on these criteria.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the Consolidated Financial Statements for the year ended December 31, 2022, issued an attestation report on the Company’s internal control over financial reporting which immediately follows this report.

Remediation of Previously Reported Material Weaknesses

As previously disclosed in Part II, 9A. Controls and Procedures in the Company’s Form 10-K/A for the year ended December 31, 2021, subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, management identified deficiencies in internal control over financial reporting that resulted in material weaknesses. Specifically, the Company did not appropriately design a control to monitor the functional currency assessment of its subsidiaries in accordance with ASC Topic 830, Foreign Currency Matters, specifically with regard to foreign currency held by a newly formed subsidiary to effectuate a large international acquisition. The Company did not record the foreign currency transaction loss through earnings as required by ASC Topic 830 and did not reassess this conclusion upon review of the accumulated other comprehensive loss account each subsequent period. This design deficiency contributed to the potential for there to have been material errors in the Company’s financial statements and therefore resulted in the following material weaknesses:

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

The material weaknesses contributed to the correction of an error in the consolidated financial statements as originally filed for the year ended December 31, 2021, for which the Company concluded such error required an immaterial revision of the previously reported financial statements and related notes thereto.

In response to the material weaknesses in the Company’s internal control over financial reporting, management enhanced its risk assessment to identify changes in its business that could impact the system of internal controls and implemented control activities related to the monitoring of foreign currency and the application of ASC 830. Management concluded that these controls were operating effectively at December 31, 2022.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2022, the Company completed its acquisition of Tropicana Las Vegas, as defined above. See Note 6 “Business Combinations” included in Part II. Item 8 of this Annual Report on Form 10-K for a discussion of the acquisition and related financial data. The Company is currently in the process of integrating Tropicana Las Vegas’ internal controls over financial reporting and except for its inclusion and the remediation of the previously reported material weakness described above, there has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bally’s Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bally’s Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Tropicana Las Vegas Hotel and Casino, Inc., which was acquired on September 26, 2022, whose financial statements constitute approximately 5.2%, of the Company’s total consolidated assets and approximately 1.1% of the Company’s consolidated net revenues as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at the Tropicana Las Vegas Hotel and Casino, Inc.

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
New York, New York
March 1, 2023

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on May 17, 2023 (the “2023 Proxy Statement”) and is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the 2023 Proxy Statement and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the 2023 Proxy Statement and is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

4.4*	Second Supplemental Indenture, dated as of April 13, 2022, among the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee

4.5*	Third Supplemental Indenture, dated as of December 30, 2022, among the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee

Exhibit Number	Description of Exhibit
4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2022)

4.7	Form of Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 10, 2021)

4.8	Form of Option Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 10, 2021)

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

Exhibit Number	Description of Exhibit

10.34**
Employment Agreement, effective as of March 29, 2016, by and between Twin River Management Group, Inc. and George Papanier (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.35**
Amendment No 1. to Employment Agreement, dated as of January 13, 2020, by and among Twin River Worldwide Holdings, Inc. and George Papanier (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38850) filed on January 16, 2020)

10.36**
Amendment No. 2 Employment Agreement, January 20, 2021, by and between Bally’s Corporation and George Papanier (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-38850) filed on March 10, 2021)

10.37**
Amendment No. 3 to Employment Agreement, dated February 13, 2023, by and between Bally’s Corporation and George Papanier (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-38850) filed on February 13, 2023)

10.38**
Separation Agreement and Release, dated March 11, 2022 by and between Bally’s Corporation and Stephen Capp (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38850) filed March 14, 2022)

10.39**
Employment Agreement, dated March 11, 2022, by and between Bally’s Corporation and Robert Lavan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-38850) filed March 14, 2022)

10.40**
Employment Agreement, effective July 10, 2013, by and between Twin River Management Group, Inc. and Craig L. Eaton (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38850) filed on March 13, 2020)

10.41**	Form of Lee Fenton Service Agreement, effective October 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on October 7, 2021)

10.42**	Form of Robeson Reeves Service Agreement, effective October 1, 2021 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2022

10.43** *	Amendment No. 1 to Service Agreement, dated June 1, 2022, by and between Bally’s Corporation and Robeson Reeves

10.44**
Amendment No. 2 to Service Agreement, dated February 13, 2023, by and between Bally’s Corporation and Robeson Reeves (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-38850) filed on February 13, 2023)

10.45** *	Form of Kim Barker Lee Employment Agreement, effective December 7, 2022

10.46**
Separation Agreement and Release, dated February 13, 2023, by and between Bally’s Corporation and Lee Fenton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38850) filed February 13, 2023)

10.47
Credit Agreement, dated October 1, 2021, among Bally’s Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File 001-38850) filed on October 7, 2021)

Exhibit Number	Description of Exhibit
10.48
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

10.49**
Bally’s Corporation 2021 Equity Incentive Plan - Performance Unit Award Agreement (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2022

10.50**
Bally’s Corporation 2021 Equity Incentive Plan - Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2022

21.1*	Schedule of Subsidiaries
23.1*	Consent of Independent Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Description of Government Regulations

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL contained in Exhibit 101
#	As permitted under Item 601(a)(5) of Regulation S-K, the exhibits and schedules to this exhibit are omitted from this filing. The Company agrees to furnish a supplemental copy of any omitted exhibit or schedule to the SEC upon its request.
*	Filed herewith.
**	Management contracts or compensatory plans or arrangements.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2023.

BALLY’S CORPORATION

By:	/s/ ROBERT M. LAVAN
Robert M. Lavan
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ LEE D. FENTON
Lee D. Fenton
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEE D. FENTON	President, Chief Executive Officer and Director	March 1, 2023
Lee D. Fenton	(Principal Executive Officer)

/s/ ROBERT M. LAVAN	Chief Financial Officer	March 1, 2023
Robert M. Lavan	(Principal Financial and Accounting Officer)

/s/ SOOHYUNG KIM	Chairman	March 1, 2023
Soohyung Kim

/s/ TERRENCE DOWNEY	Director	March 1, 2023
Terrence Downey

/s/ TRACY HARRIS	Director	March 1, 2023
Tracy Harris

/s/ GEORGE T. PAPANIER	Director	March 1, 2023
George T. Papanier

/s/ JAYMIN B. PATEL	Director	March 1, 2023
Jaymin B. Patel

/s/ ROBESON M. REEVES	Director	March 1, 2023
Robeson M. Reeves

/s/ JEFFREY W. ROLLINS	Director	March 1, 2023
Jeffrey W. Rollins

/s/ WANDA Y. WILSON	Director	March 1, 2023
Wanda Y. Wilson