Form 10-Q
period 2023-03-31
Bally's Corp
filed 2023-05-09
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of April 28, 2023, the number of shares of the registrant’s $0.01 par value common stock outstanding was 46,147,103.
For additional information regarding the Company’s shares outstanding, refer to Note 17 “Stockholders’ Equity.”

BALLY’S CORPORATION

PART I.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements
BALLY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$344,266	$212,515
Restricted cash	52,596	52,669
Accounts receivable, net	67,196	71,673
Inventory	14,288	14,191
Tax receivable	16,836	53,771
Prepaid expenses and other current assets	93,223	100,717
Assets held for sale	15,801	17,177
Total current assets	604,206	522,713
Property and equipment, net	1,111,714	1,202,102
Right of use assets, net	1,192,633	808,926
Goodwill	1,795,038	1,746,202
Intangible assets, net	1,967,589	1,961,938
Deferred tax asset	18,198	25,544
Other assets	71,024	32,688
Total assets	$6,760,402	$6,300,113
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$19,450	$19,450
Current portion of lease liabilities	47,243	32,929
Accounts payable	58,563	70,071
Accrued income taxes	76,208	56,012
Accrued liabilities	454,726	573,931
Liabilities related to assets held for sale	1,773	3,409
Total current liabilities	657,963	755,802
Long-term debt, net	3,315,064	3,469,105
Long-term portion of financing obligation	200,000	200,000
Long-term portion of lease liabilities	1,177,704	803,212
Deferred tax liability	204,841	138,017
Naming rights liabilities	107,756	109,807
Other long-term liabilities	75,462	17,923
Total liabilities	5,738,790	5,493,866
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 shares authorized; 45,767,764 and 46,670,057 shares issued; 45,767,764 and 46,670,057 shares outstanding)	457	466
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,605,087	1,636,366
Treasury stock, at cost	—	—
Accumulated deficit	(340,793)	(535,373)
Accumulated other comprehensive loss	(243,567)	(295,640)
Total Bally’s Corporation stockholders’ equity	1,021,184	805,819
Non-controlling interest	428	428
Total stockholders’ equity	1,021,612	806,247
Total liabilities and stockholders’ equity	$6,760,402	$6,300,113
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Gaming	$486,895	$463,702
Non-gaming	111,825	84,569
Total revenue	598,720	548,271

Operating (income) costs and expenses:
Gaming	217,661	219,212
Non-gaming	52,344	40,637
General and administrative	251,608	187,021
Gain from sale-leaseback, net	(374,186)	—
Depreciation and amortization	74,561	78,881
Total operating costs and expenses	221,988	525,751
Income from operations	376,732	22,520

Other income (expense):
Interest expense, net of amounts capitalized	(63,264)	(45,685)
Other non-operating income, net	2,610	19,479
Total other income (expense), net	(60,654)	(26,206)

Income (loss) before income taxes	316,078	(3,686)
Provision (benefit) for income taxes	137,742	(5,575)
Net income	$178,336	$1,889

Basic earnings per share	$3.28	$0.03
Weighted average common shares outstanding - basic	54,420	60,017
Diluted earnings per share	$3.24	$0.03
Weighted average common shares outstanding - diluted	55,089	60,120
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$178,336	$1,889
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	52,073	(71,542)
Other comprehensive income (loss)	52,073	(71,542)
Total comprehensive income (loss)	$230,409	$(69,653)

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2022	46,670,057	$466	$1,636,366	$—	$(535,373)	$(295,640)	$428	$806,247
Release of restricted stock and other stock awards	124,050	1	(1,332)	—	—	—	—	(1,331)
Share-based compensation	—	—	6,040	—	—	—	—	6,040
Retirement of treasury shares	—	(10)	(35,987)	19,753	16,244	—	—	—
Share repurchases	(1,026,343)	—	—	(19,753)	—	—	—	(19,753)
Other comprehensive income	—	—	—	—	—	52,073	—	52,073
Net income	—	—	—	—	178,336	—	—	178,336
Balance as of March 31, 2023	45,767,764	$457	$1,605,087	$—	$(340,793)	$(243,567)	$428	$1,021,612

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2021	52,254,477	$530	$1,849,068	$(29,166)	$(181,581)	$(26,809)	$3,760	$1,615,802
Release of restricted stock and other stock awards	122,849	1	(2,534)	—	—	—	—	(2,533)
Share-based compensation	—	—	5,095	—	—	—	—	5,095
Stock options exercised	20,000	—	86	—	—	—	—	86
Penny warrants exercised	383,934	4	—	—	—	—	—	4
Retirement of treasury shares	—	(11)	(35,200)	42,454	(7,243)	—	—	—
Share repurchases	(350,616)	—	—	(13,288)	—	—	—	(13,288)
Issuance of MKF penny warrants	—	—	12,010	—	—	—	—	12,010
Settlement of consideration to SportCaller	107,832	1	3,699	—	—	—	—	3,700
Other comprehensive loss	—	—	—	—	—	(71,542)	—	(71,542)
Net income	—	—	—	—	1,889	—	—	1,889
Balance as of March 31, 2022	52,538,476	$525	$1,832,224	$—	$(186,935)	$(98,351)	$3,760	$1,551,223
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$178,336	$1,889
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	74,561	78,881
Non-cash lease expense	13,972	7,221
Share-based compensation	6,040	5,095
Amortization of debt discount and debt issuance costs	2,766	2,417
Gain on sale-leaseback	(374,186)	—
Gain on extinguishment of debt	(4,044)	—
Deferred income taxes	58,818	(18,594)
Loss on assets and liabilities measured at fair value	(310)	139
Change in value of naming rights liabilities	267	(13,379)
Change in contingent consideration payable	1,206	(5,859)
Adjustment on bargain purchase	—	107
Foreign exchange loss (gain)	4,308	(175)
Other operating activities	(693)	1,925
Changes in current operating assets and liabilities	22,847	(38,857)
Net cash (used in) provided by operating activities	(16,112)	20,810
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(38,243)	—
Proceeds from sale-leaseback	411,000	—
Capital expenditures	(43,678)	(54,516)
Cash paid for internally developed software	(7,143)	(14,956)
Acquisition of gaming licenses	(1,900)	(860)
Other intangible asset acquisitions	—	(1,500)
Other investing activities	(400)	(123)
Net cash provided by (used in) investing activities	319,636	(71,955)
Cash flows from financing activities:
Issuance of long-term debt	—	105,000
Repayments of long-term debt	(152,483)	(84,863)
Share repurchases	(19,753)	(13,288)
Other financing activities	(1,332)	(2,444)
Net cash (used in) provided by financing activities	(173,568)	4,405
Effect of foreign currency on cash and cash equivalents	2,819	(4,430)
Change in cash and cash equivalents held for sale	(1,097)	—
Net change in cash and cash equivalents and restricted cash	131,678	(51,170)
Cash and cash equivalents and restricted cash, beginning of period	265,184	274,840
Cash and cash equivalents and restricted cash, end of period	$396,862	$223,670

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$82,724	$67,015
Cash received from income tax refunds, net of cash paid	6,113	3,427
Non-cash investing and financing activities:
Unpaid property and equipment	$32,095	$33,743
Bally’s Chicago - land development liability	142,567	—
Investment in GLP Capital, L.P.	14,412	—
Investment in RI Joint Venture	17,832	—

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	March 31,	December 31,
Reconciliation of cash and cash equivalents and restricted cash:	2023	2022
Cash and cash equivalents	$344,266	$212,515
Restricted cash	52,596	52,669
Total cash and cash equivalents and restricted cash	$396,862	$265,184

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    GENERAL INFORMATION

Description of Business

Bally’s Corporation (the “Company,” or “Bally’s”) is a global gaming, hospitality and entertainment company with casinos and resorts and online gaming (“iGaming”) businesses. The Company owns and manages the following casino and resort properties:

Casinos and Resorts	Location	Type	Built/Acquired
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)	Lincoln, Rhode Island	Casino and Resort	2004
Bally’s Arapahoe Park	Aurora, Colorado	Racetrack/OTB Site	2004
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)(2)	Biloxi, Mississippi	Casino and Resort	2014
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)(2)	Tiverton, Rhode Island	Casino and Hotel	2018
Bally’s Dover Casino Resort (“Bally’s Dover”)(2)	Dover, Delaware	Casino, Resort and Raceway	2019
Bally’s Black Hawk(1)(2)	Black Hawk, Colorado	Three Casinos	2020
Bally’s Kansas City Casino (“Bally’s Kansas City”)	Kansas City, Missouri	Casino	2020
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi	Casino and Hotel	2020
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey	Casino and Resort	2020
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)	Shreveport, Louisiana	Casino and Hotel	2020
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada	Casino and Resort	2021
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)(2)	Evansville, Indiana	Casino and Hotel	2021
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)(2)	Rock Island, Illinois	Casino and Hotel	2021
Tropicana Las Vegas Casino and Resort (“Tropicana Las Vegas”)(2)	Las Vegas, Nevada	Casino and Resort	2022
__________________________________
(1)    Includes Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(2)    Properties leased from Gaming and Leisure Properties, Inc. (“GLPI”). Refer to Note 15 “Leases” for further information.

The North America Interactive reportable segment includes a portfolio of sports betting, iGaming and free-to-play gaming brands and the North American operations of Gamesys Group Ltd. (“Gamesys”), an iCasino and online bingo platform provider and operator.

The Company’s International Interactive reportable segment includes the interactive activities in Europe and Asia of Gamesys.

Refer to Note 19 “Segment Reporting” for further information.

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as variable interest entities (“VIEs”), of which the Company is determined to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The financial statements of our foreign subsidiaries are translated into US dollars using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in net income.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes in significant accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates.

Rhode Island Joint Venture

On January 1, 2023, the Company and International Game Technology PLC (“IGT”) contributed certain tangible assets and leases to Rhode Island VLT Company, LLC (“RIVLT”) in exchange for equity interests of RIVLT. The Company contributed video lottery terminals (“VLTs”) and player tracking equipment to the joint venture for a 40% equity interest of RIVLT. The joint venture will be accounted for under the equity method of accounting whereby the Company will record its 40% share of the total joint venture net income or loss each period within Other non-operating income, net” in the condensed consolidated statements of operations. For the three months ended March 31, 2023, the Company recorded equity income of $2.1 million.

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

Management has analyzed and concluded that Breckenridge Curacao B.V. (“Breckenridge”) is a VIE because it does not have sufficient equity investment at risk. The Company has determined that it is the primary beneficiary and consolidates the VIE because (a) although the Company does not control all decisions of Breckenridge, the Company has the power to direct the activities of Breckenridge that most significantly impact its economic performance through various contracts with the entity and (b) the nature of these agreements between Breckenridge and the Company provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are based upon off-market rates and commensurate to the level of services provided. The Company receives significant benefits in the form of fees that are not at market and commensurate to the level of services provided. As a result, the Company consolidates all of the assets, liabilities and results of operations of Breckenridge and its subsidiaries in the accompanying condensed consolidated financial statements. As of March 31, 2023 and December 31, 2022, Breckenridge had total assets of $147.3 million and $93.4 million, respectively, and total liabilities of $81.1 million and $77.1 million, respectively. Breckenridge had revenues of $84.0 million and $86.9 million for the three months ended March 31, 2023 and 2022, respectively.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash includes player deposits, payment service provider deposits, and Video Lottery Terminal (“VLT”) and table games related cash payable to certain states where we operate, which are unavailable for the Company’s use.

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Amounts due from Rhode Island and Delaware(1)	$14,130	$15,865
Gaming receivables	17,092	19,065
Non-gaming receivables	41,333	42,532
Accounts receivable	72,555	77,462
Less: Allowance for doubtful accounts	(5,359)	(5,789)
Accounts receivable, net	$67,196	$71,673
__________________________________
(1)    Represents the Company’s share of VLT and table games revenue for Bally’s Twin River and Bally’s Tiverton due from the State of Rhode Island and from the State of Delaware for Bally’s Dover.

Gaming Expenses

Gaming expenses include, among other things, payroll costs and expenses associated with the operation of VLTs, slots and table games, including gaming taxes payable to jurisdictions in which the Company operates outside of Rhode Island and Delaware, and marketing costs directly associated with the Company’s iGaming products and services. These marketing expenses are included within Gaming expenses in the condensed consolidated statements of operations and were $45.9 million and $57.7 million for the three months ended March 31, 2023 and 2022, respectively. Gaming expenses also include racing expenses comprised of payroll costs, off track betting (“OTB”) commissions and other expenses associated with the operation of live racing and simulcasting.

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended March 31, 2023 and 2022, advertising expense was $5.4 million and $7.5 million, respectively, and are included in “Gaming and administrative” on the condensed consolidated statement of operations.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated in accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share, which requires entities that have issued securities other than common stock that participate in dividends with common stock (“participating securities”) to apply the two-class method to compute basic earnings (loss) per common share. The two-class method is an earnings allocation method under which basic earnings (loss) per common share is calculated for each class of common stock and participating security as if all such earnings had been distributed during the period. To calculate basic earnings (loss) per share, the earnings allocated to common shares is divided by the weighted average number of common shares outstanding, contingently issuable warrants and RSUs, RSAs and PSUs for which no future service is required as a condition to the delivery of the underlying common stock (collectively, basic shares).

Fair Value Measurements

Fair value is determined using the principles of ASC 820, Fair Value Measurement. Fair value is described as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes and defines the inputs to valuation techniques as follows:

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Naming Rights Intangible Asset - Under the terms of the Sinclair Agreement, the Company is required to pay annual naming rights fees to Diamond Sports Group for naming rights of the regional sports networks which escalate annually and total $88.0 million over the 10-year term of the agreement beginning April 1, 2021. The Company accounted for this transaction as an asset acquisition in accordance with the “Acquisition of Assets Rather Than a Business” subsections of ASC 805-50, Business Combinations—Related Issues, using a cost accumulation model. The naming rights intangible asset represents the consideration transferred on the acquisition date comprised of the present value of annual naming rights fees, the fair value of the warrants and options and an estimate of the TRA payments, each explained below. The naming rights intangible asset, net of accumulated amortization, was $247.9 million and $255.6 million as of March 31, 2023 and December 31, 2022, respectively. Amortization began on April 1, 2021, the commencement date of the re-branded Sinclair regional sports networks, and was $7.7 million and $8.4 million for the three months ended March 31, 2023 and 2022, respectively. Refer to Note 10 “Goodwill and Intangible Assets” for further information.

Naming Rights Fees - The present value of the annual naming rights fees was recorded as part of the cost of the naming rights intangible asset with a corresponding liability which will be accreted through interest expense over the life of the agreement. The total value of the liability as of March 31, 2023 and December 31, 2022 was $58.9 million and $59.3 million, respectively. The short-term portion of the liability, which was $6.5 million and $6.0 million as of March 31, 2023 and December 31, 2022, respectively, is recorded within “Accrued liabilities” and the long-term portion of the liability, which was $52.4 million and $53.3 million as of March 31, 2023 and December 31 2022, respectively, is recorded within “Naming rights liabilities” in the condensed consolidated balance sheets. Accretion expense for the three months ended March 31, 2023 and 2022, was $1.1 million and was reported in “Interest expense, net of amounts capitalized” in the condensed consolidated statements of operations.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Penny Warrants & Options. The Penny Warrants and Options are equity classified instruments under ASC 815, Derivatives and Hedging, (“ASC 815”). The fair value of the Penny Warrants approximates the fair value of the underlying shares and was $150.4 million on November 18, 2020 at issuance, and was recorded to “Additional paid-in-capital” in the condensed consolidated balance sheets, with an offset to the naming rights intangible asset. The fair value of the Options was $59.7 million as of March 31, 2023 and December 31, 2022, and is recorded within “Additional paid-in-capital” in the condensed consolidated balance sheets.

Performance Warrants. The Performance Warrants are accounted for as a derivative liability because the underlying performance metrics represent an adjustment to the settlement amount that is not indexed to the Company’s own stock and thus equity classification is precluded under ASC 815. Refer to Note 11 “Fair Value Measurements” for further information.

Tax Receivable Agreement - The Company is required to share 60% of the tax benefit the Company receives from the Penny Warrants, Options, Performance Warrants and payments under the TRA with Sinclair over the term of the agreement as tax benefit amounts are determined through the filing of the Company’s annual tax returns. Changes in estimate of the tax benefit to be realized and tax rates in effect at the time, among other changes, are treated as an adjustment to the naming rights intangible asset. The TRA liability was $17.9 million and $19.4 million as of March 31, 2023 and December 31, 2022, respectively, and is included in “Naming rights liabilities” in the condensed consolidated balance sheets. The change in value of the TRA liability is included in “Other non-operating expenses, net” in the condensed consolidated statements of operations.

Provision (Benefit) for Income Taxes

During the three months ended March 31, 2023 and 2022, the Company recorded a provision for income tax of $137.7 million, at an effective year to date tax rate of 43.6% and a benefit for income tax of $5.6 million, at an effective year to date tax rate of 151.2%, respectively. The 2023 year to date effective tax rate was higher than the US federal statutory tax rate of 21%, largely due to an increase in the valuation allowance and a tax liability for a discrete item related to the deferred gain on sale leaseback transactions in Mississippi and Rhode Island. The 2022 year to date effective tax rate was lower than the US federal statutory tax rate of 21%, largely due to a tax benefit recorded in foreign jurisdictions during the year, offset by a discrete item related to the gain on sale leaseback transactions in Colorado and Illinois.

3.    CONSOLIDATED FINANCIAL INFORMATION

General and Administrative Expenses

Amounts included in General and administrative for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Advertising, general and administrative	$221,005	$181,741
Acquisition and transaction related costs	13,781	5,280
Restructuring	16,822	—
Total general and administrative	$251,608	$187,021

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other Non-Operating Income (Expense)

Amounts included in Other non-operating income (expenses), net for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Change in value of naming rights liabilities	$(267)	$13,379
Gain on equity method investments	2,100	—
Gain on extinguishment of debt	4,044	—
Foreign exchange (loss) gain	(4,308)	182
Other, net	1,041	5,918
Total other non-operating income (expenses), net	$2,610	$19,479

4.    RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

Standards Implemented

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update address diversity in practice and inconsistency related to recognition of an acquired contract liability and the effect of payment terms on subsequent revenue recognition for the acquirer. This update is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company’s adoption of this ASU in the first quarter of 2023 did not have a material impact to its condensed consolidated financial statements.

Standards to Be Implemented

In December 2022, the Financial Accounting Standards Board issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset date of Topic 848, which applies to entities which have transactions that reference LIBOR or other reference rates which are expected to be discontinued due to reference rate reform, until December 31, 2024. The Company is currently in the process of evaluating the impact of this amendment on its consolidated financial statements.

5.    REVENUE RECOGNITION

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

Gaming revenue includes the share of VLT revenue for Bally’s Twin River and Bally’s Tiverton, in each case, as determined by each property’s respective master VLT contracts with the State of Rhode Island. Bally’s Twin River is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share on VLT revenue generated from units in excess of 3,002 units. Bally’s Tiverton is entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Bally’s Twin River. From July 1, 2021 through December 31, 2022, Bally’s Twin River and Bally’s Tiverton were entitled to an additional 7.00% share of revenue, as the Technology Provider, on VLTs owned by the Company. Beginning on January 1, 2023, the Company contributed all of its VLT assets to the Rhode Island Joint Venture and the Rhode Island Joint Venture, as the sole Technology Provider, is now entitled to that additional 7% of VLT revenue.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Gaming revenue also includes Bally’s Twin River’s and Bally’s Tiverton’s share of table games revenue. Bally’s Twin River and Bally’s Tiverton each were entitled to an 83.5% share of table games revenue generated as of March 31, 2023 and 2022. Revenue is recognized when the wager is settled, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming services on behalf of the State of Rhode Island.

Gaming revenue also includes Bally’s Dover’s share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Bally’s Dover is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of March 31, 2023 and 2022, Bally’s Dover was entitled to an approximate 42% share of VLT revenue and 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis, which is the percentage share of VLT and table games revenue received, as the Company acts as an agent in operating the gaming services on behalf of the State of Delaware.

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

Online Gaming

The Company’s online gaming operates similarly to land-based casinos, generating revenue from player wagers net of payouts and incentives awarded to players.

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

The Company has entered into several multi-year agreements with third-party operators for online sports betting and iGaming market access in several jurisdictions from which the Company has received or expects to receive one-time, up front market access fees in cash or equity securities (specific to one operator agreement) and certain other fees in cash generally based on a percentage of the gross gaming revenue generated by the operator, with certain annual minimum guarantees due to the Company. The one-time market access fees received have been recorded as deferred revenue and will be recognized as gaming revenue ratably over the respective contract terms, beginning with the commencement of operations of each respective agreement. The Company recognized commissions in certain states from online sports betting and iGaming which are included in gaming revenue for the three months ended March 31, 2023 and 2022. Deferred revenue associated with third-party operators for online sports betting and iGaming market access was $4.1 million as of March 31, 2023 and December 31, 2022, and is included in “Accrued liabilities” and “Other long-term liabilities” in the condensed consolidated balance sheets.

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

Non-gaming Revenue

Non-gaming revenue consists of hotel, food, beverage, retail, entertainment and other revenue. Hotel revenue is recognized at the time of occupancy, which is when the customer obtains control through occupancy of the room. Advance deposits for hotel rooms are recorded as liabilities until revenue recognition criteria are met. Food, beverage and retail revenues are recognized at the time the goods are sold from Company-operated outlets. The estimated standalone selling price of hotel rooms is determined based on observable prices. The standalone selling price of food, beverage, retail, entertainment and other goods and services are determined based upon the actual retail prices charged to customers for those items. Cancellation fees for hotel and meeting space services are recognized upon cancellation by the customer and are included in Non-gaming revenue within our condensed consolidated statements of operations.

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Hotel	$22,435	$15,902
Food and beverage	19,474	16,710
Retail, entertainment and other	2,591	2,207
	$44,500	$34,819
Sales tax and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not included in revenue or operating expenses.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables provide a disaggregation of revenue by segment (in thousands):

Three Months Ended March 31, 2023	Casinos & Resorts	North America Interactive	International Interactive	Total
Gaming	$233,107	$16,607	$237,181	$486,895
Non-gaming:
Hotel	47,332	—	—	47,332
Food and beverage	33,608	—	—	33,608
Retail, entertainment and other	14,739	7,755	8,391	30,885
Total non-gaming revenue	95,679	7,755	8,391	111,825
Total revenue	$328,786	$24,362	$245,572	$598,720
Three Months Ended March 31, 2022
Gaming	$217,805	$6,645	$239,252	$463,702
Non-gaming:
Hotel	26,935	—	—	26,935
Food and beverage	23,988	—	—	23,988
Retail, entertainment and other	11,242	8,582	13,822	33,646
Total non-gaming revenue	62,165	8,582	13,822	84,569
Total revenue	$279,970	$15,227	$253,074	$548,271

Revenue included in operations from Casino Secret from the date of its acquisition, January 5, 2023, is reported in International Interactive and was $11.3 million in the three months ended March 31, 2023. Refer to Note 6 “Business Combinations” for further information.

Contract Assets and Contract Related Liabilities

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers were $43.3 million and $44.0 million as of March 31, 2023 and December 31, 2022, respectively.

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

Unpaid wagers include the Company’s outstanding chip liability and unpaid slot, pari-mutuel and sports betting tickets.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Liabilities related to contracts with customers as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Loyalty programs	$21,727	$20,264
Advanced deposits from customers	31,421	27,956
Unpaid wagers	13,327	14,038
Total	$66,475	$62,258

The Company recognized $5.9 million and $8.3 million of revenue related to loyalty program redemptions for the three months ended March 31, 2023 and 2022, respectively.

6.    BUSINESS COMBINATIONS

Casinos & Resorts Acquisition

Tropicana Las Vegas - On September 26, 2022, the Company completed its acquisition of Tropicana Las Vegas. The total purchase price was $148.2 million. Cash paid by the Company at closing net of $1.8 million cash acquired, was $146.4 million, excluding transaction costs. In connection with the acquisition of Tropicana Las Vegas, the Company entered into a lease arrangement with GLPI to lease the land underlying the Tropicana Las Vegas property for an initial term of 50 years at annual rent of $10.5 million.

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the Casinos & Resorts acquisition as of March 31, 2023:

(in thousands)	Tropicana Las Vegas
Preliminary(2)
Total current assets	$8,141
Property and equipment, net	136,116
Right of use assets, net	164,884
Intangible assets, net(1)	5,140
Other assets	766
Goodwill	8,716
Total current liabilities	(10,268)
Lease liabilities	(164,884)
Other long-term liabilities	(395)
Total purchase price	$148,216
__________________________________
(1)    Intangible assets include rated player relationships, a trade name and pre-bookings of $2.6 million, $1.7 million and $0.8 million, respectively, which are being amortized on a straight-line basis over their estimated useful lives of approximately 9 years, 3 years and 2 years, respectively.
(2)    The Company recorded adjustments to the preliminary purchase price allocation during the three months ended March 31, 2023 which increased goodwill by $0.1 million

Goodwill recognized is deductible for local tax purposes and has been assigned as of the acquisition date to the Company’s Casinos & Resorts reportable segment, which includes the reporting unit expected to benefit from the synergies of the acquisition. Qualitative factors that contribute to the recognition of goodwill include an organized workforce and expected synergies from integrating the property into the Company’s casino portfolio and future development of its omni-channel strategy.

The Company incurred $0.8 million and $0.2 million of acquisition costs related to the above Casino & Resorts acquisition during the three months ended March 31, 2023 and 2022, respectively. These costs are included within “General and administrative” of the condensed consolidated statement of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

International Interactive Acquisition

Casino Secret - On January 5, 2023, the Company completed the acquisition of BACA Limited (“Casino Secret”), a European based online casino that offers slots, tables and live dealer games to Asian markets for total consideration of $49.3 million. Cash paid by the Company at closing net of $8.3 million cash acquired was $38.2 million, excluding transaction costs.

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the International Interactive Acquisition:

(in thousands)	Casino Secret
Preliminary
Total current assets	$8,862
Property and equipment, net	50
Right of use assets, net	392
Intangible assets, net(1)	29,471
Goodwill	18,139
Total current liabilities	(7,163)
Lease liabilities	(412)
Total purchase price	$49,339
__________________________________
(1)    Casino Secret intangible assets include player relationships and trade names of $26.0 million and $3.5 million, respectively, which are both being amortized on a straight-line basis over their estimated useful lives of approximately 7 years.

Total goodwill recorded in connection with the above International Interactive Acquisition was $18.1 million, and is not deductible for local tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill, which consist primarily of benefits from acquiring a talented technology workforce and management team experienced in the online gaming industry, and securing buyer-specific synergies expected to contribute to the Company’s omni-channel strategy which are expected to increase revenue and profits within the Company’s International Interactive reportable segment. The goodwill of the International Interactive Acquisition has been assigned, as of the acquisition date, to the Company’s International Interactive reportable segment.

The Company incurred $1.2 million of acquisition costs related to the International Interactive Acquisition during the three months ended March 31, 2023. These costs are included within “General and administrative” of the condensed consolidated statement of operations.

7.    ASSETS AND LIABILITIES HELD FOR SALE

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

As of March 31, 2023 and December 31, 2022, one of the Company’s North America Interactive businesses met the criteria to be classified as assets held for sale but did not qualify as discontinued operations as it did not represent a strategic shift having a major effect on the Company’s operations and financial results.

The major classes of assets and liabilities classified as held for sale as of March 31, 2023 and December 31, 2022 are as follows:

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	March 31, 2023	December 31, 2022
Assets:
Restricted cash, prepaid expenses and other current assets	$2,380	$3,756
Goodwill	9,399	9,399
Intangible assets, net	4,022	4,022
Assets held for sale(1)	$15,801	$17,177

Liabilities related to assets held for sale(1)(2)	$1,773	$3,409
__________________________________
(1)    All assets and liabilities held for sale were classified as current as it’s probable the sale will be completed within one year.
(2)    Liabilities related to assets held for sale were comprised of accounts payable and accrued liabilities.

The revenues and net loss attributable to the business classified as held for sale were not significant for the three months ended March 31, 2023 and 2022.

8.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2023 and December 31, 2022, prepaid expenses and other current assets was comprised of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Services and license agreements	$28,755	$31,396
Due from payment service providers	26,541	30,621
Deposits	9,898	2,016
Prepaid marketing	9,875	8,042
Sales tax	6,815	5,900
Prepaid insurance	2,800	6,374
Purse funds	369	8,093
Other	8,170	8,275
Total prepaid expenses and other current assets	$93,223	$100,717

9.    PROPERTY AND EQUIPMENT

As of March 31, 2023 and December 31, 2022, property and equipment was comprised of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Land	$238,997	$259,378
Land improvements	156,338	31,197
Building and improvements	489,691	752,964
Equipment	218,342	246,340
Furniture and fixtures	65,410	63,753
Construction in process	162,098	116,181
Total property, plant and equipment	1,330,876	1,469,813
Less: Accumulated depreciation	(219,162)	(267,711)
Property and equipment, net	$1,111,714	$1,202,102

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Depreciation expense relating to property and equipment for the three months ended March 31, 2023 and 2022 was $18.7 million and $16.7 million, respectively. During the three months ended March 31, 2023 and 2022, there was $2.9 million and $0.3 million of capitalized interest, respectively.

Bally’s Chicago Permanent Facility

A wholly-owned indirect subsidiary of the Company, Bally’s Chicago Operating Company, LLC entered into a Lease Termination and Short Term License Agreement with Chicago Tribune Company, LLC (“Tribune”), effective March 31, 2023, which among other things provides that the Company will have possession of 777 West Chicago Avenue, Chicago Illinois 60610 (the “Permanent Chicago Site”) on or before July 5, 2024, subject to $150 million in payments by the Company to Tribune payable in full upon Tribune vacating the site on or prior to July 5, 2024 (the “Payment”). $140 million of the Payment is secured by standby letters of credit, issued by Citizens Bank.

The Company recorded the short-term portion of the payments of $93.9 million within “Accrued liabilities” and the remaining $48.7 million within Other long-term liabilities, with an offsetting increase to “Property and equipment, net” within the condensed consolidated balance sheets as of March 31, 2023.

10.    GOODWILL AND INTANGIBLE ASSETS

The change in carrying value of goodwill by reportable segment for the three months ended March 31, 2023 is as follows (in thousands):

	Casinos & Resorts	North America Interactive	International Interactive	Total
Goodwill as of December 31, 2022(1)	$209,257	$39,740	$1,497,205	$1,746,202
Goodwill from current year business acquisition	—	—	18,139	18,139
Effect of foreign exchange	—	59	30,512	30,571
Purchase accounting adjustments on prior year business acquisition	126	—	—	126
Goodwill as of March 31, 2023(1)	$209,383	$39,799	$1,545,856	$1,795,038
__________________________________
(1)    Amounts are shown net of accumulated goodwill impairment charges of $5.4 million and $140.4 million for Casinos and Resorts and North America Interactive, respectively.

The change in intangible assets, net for the three months ended March 31, 2023 is as follows (in thousands):

Intangible assets, net as of December 31, 2022	$1,961,938
Intangible assets from current year business combinations	29,471
Change in TRA with Sinclair(1)	28
Effect of foreign exchange	21,975
Internally developed software	7,143
Other intangibles acquired	2,909
Less: Amortization	(55,875)
Intangible assets, net as of March 31, 2023	$1,967,589
__________________________________
(1)    Refer to Note 2 “Significant Accounting Policies” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s identifiable intangible assets consist of the following:

	Weighted average remaining life (in years)	March 31, 2023
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Naming rights - Sinclair(1)	7.9	$314,613	$(66,728)	$247,885
Trade names	5.6	21,339	(16,466)	4,873
Hard Rock license	24.2	8,000	(2,121)	5,879
Customer relationships	5.5	951,629	(203,787)	747,842
Developed technology	5.5	261,652	(56,035)	205,617
Internally developed software	3.9	32,506	(7,059)	25,447
Gaming licenses	7.3	35,916	(6,345)	29,571
Other	2.4	4,950	(2,447)	2,503
Total amortizable intangible assets		1,630,605	(360,988)	1,269,617

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	529,171	—	529,171
Trade names	Indefinite	167,298	—	167,298
Other	Indefinite	1,503	—	1,503
Total unamortizable intangible assets		697,972	—	697,972
Total intangible assets, net		$2,328,577	$(360,988)	$1,967,589
__________________________________
(1)    Naming rights intangible asset in connection with Sinclair Agreement. Refer to Note 2 “Significant Accounting Policies” for further information. Amortization began on April 1, 2021, the commencement date of the re-branded Sinclair regional sports networks.

	Weighted average remaining life (in years)	December 31, 2022
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Naming rights - Sinclair(2)	8.1	$314,585	$(58,982)	$255,603
Trade names	2.7	17,750	(16,196)	1,554
Hard Rock license	24.5	8,000	(2,061)	5,939
Customer relationships	5.8	907,199	(166,155)	741,044
Developed technology	5.7	256,512	(45,769)	210,743
Internally developed software	4.0	26,520	(5,444)	21,076
Gaming licenses	7.8	34,016	(4,892)	29,124
Other	2.6	4,917	(2,110)	2,807
Total amortizable intangible assets		1,569,499	(301,609)	1,267,890

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	529,171	—	529,171
Trade names	Indefinite	164,391	—	164,391
Other	Indefinite	486	—	486
Total unamortizable intangible assets		694,048	—	694,048
Total intangible assets, net		$2,263,547	$(301,609)	$1,961,938
__________________________________
(2)    See note (1) above.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Amortization of intangible assets was approximately $55.9 million and $62.1 million for the three months ended March 31, 2023 and 2022, respectively.

The following table reflects the remaining amortization expense associated with the finite-lived intangible assets as of March 31, 2023:

(in thousands)
Remaining 2023	$164,738
2024	217,508
2025	215,382
2026	213,375
2027	212,745
Thereafter	245,869
Total	$1,269,617

11.    FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		March 31, 2023
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$344,266	$—	$—
Restricted cash	Restricted cash	52,596	—	—
Convertible loans	Prepaid expenses and other current assets	692	—	—
Convertible loans	Other assets	—	—	10,838
Investments in equity securities	Other assets	2,125	—	—
Investment in GLPI partnership	Other assets	—	14,923	—
Total		$399,679	$14,923	$10,838
Liabilities:
Sinclair Performance Warrants	Naming rights liabilities	$—	$—	$37,254
Contingent consideration	Accrued liabilities	—	—	9,461
Total		$—	$—	$46,715

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		December 31, 2022
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$212,515	$—	$—
Restricted cash	Restricted cash	52,669	—	—
Convertible loans	Prepaid expenses and other current assets	657	—	—
Convertible loans	Other assets	—	—	10,212
Investments in equity securities	Other assets	2,395	—	—
Total		$268,236	$—	$10,212
Liabilities:
Sinclair Performance Warrants	Naming rights liabilities	$—	$—	$36,987
Contingent consideration	Accrued liabilities	—	—	8,220
Total		$—	$—	$45,207

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities:

(in thousands)	Sinclair Performance Warrants	Contingent Consideration	Convertible Loans	Total
Beginning as of December 31, 2022	$36,987	$8,220	$10,212	$55,419
Additions in the period (acquisition fair value)	—	—	500	500
Change in fair value	267	1,241	126	1,634
Ending as of March 31, 2023	$37,254	$9,461	$10,838	$57,553

(in thousands)	Sinclair Performance Warrants	Contingent Consideration	Convertible Loans	Total
Beginning as of December 31, 2021	$69,564	$34,931	$2,025	$106,520
Additions in the period (acquisition fair value)	—	—	167	167
Reductions in the period	—	(15,862)	—	(15,862)
Change in fair value	(13,379)	(5,992)	(54)	(19,425)
Ending as of March 31, 2022	$56,185	$13,077	$2,138	$71,400

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The gains (losses) recognized in the condensed consolidated statement of operations for derivatives not designated as hedging instruments during the three months ended March 31, 2023 and 2022 are as follows:

	Condensed Consolidated Statements of Operations Location	Three Months Ended March 31,
(in thousands)		2023	2022
Sinclair Performance Warrants	Change in value of naming rights liabilities	$(267)	$13,379

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

Sinclair Options

Sinclair Options are accounted for as an equity classified instrument under ASC 815, Derivatives and Hedging. The fair value of the options are based on a Black-Scholes model using Level 2 inputs, including volatility rates, risk free rates, the Company’s common stock price and expected term. The fair value of the Options was $59.7 million as of March 31, 2023 and December 31, 2022 and is recorded within “Additional paid-in-capital” in the condensed consolidated balance sheets.

Contingent Consideration

Contingent consideration related to acquisitions is recorded at fair value as a liability on the acquisition date and is remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. In connection with the acquisitions of SportCaller and MKF on February 5, 2021 and March 23, 2021, respectively, the Company recorded contingent consideration at fair value of $58.7 million as of the acquisition dates. After the acquisition dates and until the contingencies are resolved, the fair value of contingent consideration payable is adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets which are subject to management’s estimate and the Company’s stock price. These changes in fair value are recognized within “Other, non-operating expenses, net” of the condensed consolidated statements of operations. During the first quarter of 2022, the Company settled contingent consideration of $15.9 million comprised of 393,778 immediately exercisable penny warrants and 107,832 shares of Bally’s Corporation common stock and $0.1 million in cash in satisfaction of contingencies related to the respective acquisition agreements.

Convertible Loans

The Company has certain agreements with vendors to provide a portfolio of games to its customers. Pursuant to these agreements, the Company has issued loans to its vendors and has an option to convert the loans to shares of the vendors’ equity, exercisable within a specified time period. The Company recorded the short-term portion of the instruments within “Prepaid expenses and other current assets” and the long-term portion of the instruments within “Other assets” at their fair value. The fair value of the loans to vendors with share prices quoted on active markets are classified within Level 1 of the hierarchy and the fair value of the loans to vendors with share values based on unobservable inputs are classified within Level 3 of the hierarchy, both with changes to fair value included within “Other non-operating expenses, net” of the condensed consolidated statements of operations.

Investments in Equity Securities

The Company has a long term investment in an unconsolidated entity which it accounts for under the equity method of accounting. The Company has elected the fair value option allowed by ASC 825, Financial Instruments, with respect to this investment. Under the fair value option, the investment is remeasured at fair value at each reporting period through earnings. The Company measures fair value using quoted prices in active markets that are classified within Level 1 of the hierarchy, with changes to fair value included within “Other non-operating expenses, net” of the condensed consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Investment in GLPI Partnership

The Company holds a limited partnership interest in GLP Capital, L.P., the operating partnership of GLPI. The investment is reported at fair value based on Level 2 inputs, with changes to fair value included within “Other non-operating expenses, net” of the condensed consolidated statements of operations.

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

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$1,880,853	$1,867,511	$1,884,082	$1,872,238
5.625% Senior Notes due 2029	734,973	553,149	734,497	555,000
5.875% Senior Notes due 2031	718,688	527,702	732,976	529,905

12.    ACCRUED LIABILITIES
As of March 31, 2023 and December 31, 2022, accrued liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Gaming liabilities	$172,609	$168,386
Bally’s Chicago - land development liability	93,872	—
Compensation	68,403	60,463
Interest payable	13,531	36,173
GLPI advance deposit(1)	—	200,000
Other	106,311	108,909
Total accrued liabilities	$454,726	$573,931
__________________________________
(1)    Refer to Note 15 “Leases” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13.    RESTRUCTURING EXPENSE

On January 18, 2023, the Company announced a restructuring plan (the “Plan”) of the Interactive business intended to reduce operating costs and continue the Company’s commitment to achieving profitable operations in its North America Interactive segment. The Plan included a reduction of the Company’s current Interactive workforce by up to 15 percent. During the three months ended March 31, 2023, the Company incurred restructuring charges of $16.8 million, attributable to the workforce reduction representing employee transition costs and severance. These costs are included within “General and administrative” of the condensed consolidated statement of operations.

The restructuring charges by segment are summarized as follows:

(in thousands)	Three Months Ended March 31, 2023
North America Interactive	$5,858
International Interactive	9,332
Other	1,632
Total restructuring charge	$16,822

The restructuring activity for the three months ended March 31, 2023 is as follows:

(in thousands)	Workforce Reduction
Balance as of December 31, 2022	$—
Charges	16,822
Payments	(11,934)
Balance as of March 31, 2023	$4,888

The restructuring liability as of March 31, 2023 is included within “Accrued liabilities” on the condensed consolidated balance sheets.

14.    LONG-TERM DEBT

As of March 31, 2023 and December 31, 2022, long-term debt consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Term Loan Facility	$1,920,687	$1,925,550
Revolving Credit Facility	—	137,000
5.625% Senior Notes due 2029	750,000	750,000
5.875% Senior Notes due 2031	735,000	750,000
Less: Unamortized original issue discount	(26,666)	(27,729)
Less: Unamortized deferred financing fees	(44,507)	(46,266)
Long-term debt, including current portion	3,334,514	3,488,555
Less: Current portion of Term Loan and Revolving Credit Facility	(19,450)	(19,450)
Long-term debt, net of discount and deferred financing fees; excluding current portion	$3,315,064	$3,469,105

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

During the three months ended March 31, 2023, the Company repurchased and retired $15.0 million of the 2031 Notes at a weighted average price of 70.80% of the principal. In connection with the repurchase of these 2031 Notes, the Company recorded a gain on extinguishment of debt of $4.0 million recorded within “Other non-operating income (expense), net” in the condensed consolidated statements of operations.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. As of March 31, 2023, the Company’s borrowings under the Revolving Credit Facility did not exceed 30% and therefore, financial covenants did not apply.

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

The Company had total operating lease liabilities of $1.22 billion and $836.1 million as of March 31, 2023 and December 31, 2022, respectively, and right of use assets of $1.19 billion and $808.9 million as of March 31, 2023 and December 31, 2022, respectively, which were included in the condensed consolidated balance sheets.

GLPI Leases

As of March 31, 2023, the Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties are leased under the terms of a master lease agreement (the “Master Lease”) with GLPI. All GLPI leases are accounted for as operating leases within the provisions of ASC 842 over the lease term or until a re-assessment event occurs. The Master Lease has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $100.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of March 31, 2023.

In connection with the sale of the real estate for Bally’s Quad Cities and Bally’s Black Hawk during the second quarter of 2022, the Company received proceeds of $150.0 million and recognized a gain of $50.8 million. The gains recorded on the transactions represent the difference in the respective transaction prices and the derecognition of assets and are recorded within “General and administrative” in the condensed consolidated statements of operations.

On January 3, 2023, the Company completed a transaction with GLP Capital, L.P., the operating partnership of GLPI, related to the land and real estate assets of Bally’s Tiverton and Hard Rock Biloxi for total consideration of $625.4 million. The transaction was structured as a tax-free capital contribution and a substantial portion of the proceeds was used to reduce the Company’s debt. These properties were added to the Master Lease, increasing minimum annual payments by $48.5 million. An advance deposit of $200.0 million was received in the third quarter of 2022 in connection with this agreement, which was recorded within “Accrued liabilities” in the condensed consolidated balance sheets as of December 31, 2022. During the three months ended March 31, 2023, the Company recorded a gain of $374.2 million representing the difference in the transaction price and the de-recognition of assets. This gain is reflected as “Gain on sale-leaseback” in the consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In addition to the properties under the Master Lease explained above, the Company also entered into a lease with GLPI for the land associated with Tropicana Las Vegas, which the Company acquired during the third quarter of 2022. This lease has an initial term of 50 years (with a maximum term of 99 years with renewal options) at annual rent of $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of March 31, 2023.

Components of lease expense included within “General and administrative” for operating leases during the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating leases:
Operating lease cost	$36,819	$15,299
Variable lease cost	2,470	1,817
Operating lease expense	39,289	17,116
Short-term lease expense	2,326	3,737
Total lease expense	$41,615	$20,853

Supplemental cash flow and other information related to operating leases for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$31,777	$13,187
Right of use assets obtained in exchange for operating lease liabilities	$396,565	$1,363

	March 31, 2023	December 31, 2022
Weighted average remaining lease term	18.2 years	20.7 years
Weighted average discount rate	7.5%	6.7%

As of March 31, 2023, future minimum lease payments under noncancelable operating leases are as follows:

(in thousands)	March 31, 2023
Remaining 2023	$99,944
2024	136,669
2025	141,228
2026	140,975
2027	135,817
Thereafter	1,719,249
Total lease payments	2,373,882
Less: present value discount	(1,148,935)
Lease obligations	$1,224,947

Future minimum lease payments disclosed in the table above include $87.7 million related to extension options that are reasonably certain of being exercised. The table above does not include $18.1 million of payments for leases signed but not yet commenced as of March 31, 2023.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The Company recorded land within property and equipment, net of $200.0 million with a corresponding long-term financing obligation of $200.0 million on its consolidated balance sheets as of December 31, 2022. All lease payments are recorded as interest expense and there is no reduction to the financing obligation over the lease term. Bally’s Chicago made cash payments, and recorded corresponding interest expense, of $4.3 million during the three months ended March 31, 2023.

Lessor

The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in “Non-gaming revenue” within our condensed consolidated statements of operations. For the three months ended March 31, 2023 and 2022, the Company recognized $47.3 million and $26.9 million of lessor revenues related to the rental of hotel rooms, respectively. Hotel leasing arrangements vary in duration, but are short-term in nature. The cost and accumulated depreciation of property and equipment associated with hotel rooms is included in “Property and equipment, net” within our condensed consolidated balance sheets.

16.    EQUITY PLANS

Equity Incentive Plans

The Company has two equity incentive plans: the 2015 Stock Incentive Plan (“2015 Incentive Plan”) and the Bally’s Corporation 2021 Equity Incentive Plan (“2021 Incentive Plan”), collectively (the “Equity Incentive Plans”).

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

During the three months ended March 31, 2023, the Company granted 1,256,132 restricted awards with an aggregate intrinsic value of $24.1 million under the 2021 Incentive Plan. As of March 31, 2023, 1,553,149 shares remain available for grant under the 2021 Incentive Plan, which includes shares added back to the share pool based on share counting rules. There were 1,785,662 restricted awards outstanding as of March 31, 2023.

Share-Based Compensation

The Company recognized total share-based compensation expense of $6.0 million for the three months ended March 31, 2023 and $5.1 million for the three months ended March 31, 2022. The total income tax benefit for share-based compensation arrangements was $1.6 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.    STOCKHOLDERS’ EQUITY

Capital Return Program

Total share repurchase activity during the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Number of common shares repurchased	1,026,343	350,616
Total cost	$19,753	$13,288
Average cost per share, including commissions	$19.25	$37.90

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

The Company retired 1,026,343 and 1,146,194 shares of its common stock held in treasury during the three months ended March 31, 2023 and 2022, respectively. The shares were returned to the status of authorized but unissued shares. As of March 31, 2023, there were no shares remaining in treasury.

As of March 31, 2023 and December 31, 2022, $174.8 million and $194.6 million, respectively, remained available for use under the above-mentioned capital return program, subject to regulatory and debt agreements limitations.

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

Changes to Authorized Shares

On May 18, 2021, following receipt of required shareholder approvals, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million to 200 million, and authorize the issuance of up to 10 million shares of preferred stock. As of March 31, 2023 and December 31, 2022, no shares of preferred stock have been issued.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Shares Outstanding

As of March 31, 2023, the Company had 45,767,764 common shares issued and outstanding. The Company issued warrants, options and other contingent consideration in acquisitions and strategic partnerships that are expected to result in the issuance of common shares in future periods resulting from the exercise of warrants and options or the achievement of certain performance targets. These incremental shares are summarized below:

Sinclair Penny Warrants (Note 2)	7,911,724
Sinclair Performance Warrants (Note 2)	3,279,337
Sinclair Options(1) (Note 2)	1,639,669
MKF penny warrants (Note 11)	34,455
MKF contingent shares (Note 11)	386,926
Telescope contingent shares (Note 11)	8,626
SportCaller contingent shares(2) (Note 11)	362,129
Outstanding awards under Equity Incentive Plans (Note 16)	1,785,662
15,408,528
__________________________________
(1)    Consists of four equal tranches to purchase shares with exercise prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing of the Sinclair Agreement.
(2)    The contingent consideration related to the SportCaller acquisition is 6.5M EUR as of March 31, 2023, payable in shares subject to certain post-acquisition earn-out targets and based on share price at time of payment. For purposes of this estimate, the Company used the EUR>US Dollar conversion rate of 1.0875 as of March 31, 2023 and the closing share price of Company common shares of $19.52 per share to calculate the shares expected to be issued if earn-out targets are met.

Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2023 and 2022, respectively:

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2022	$(295,984)	$344	$(295,640)
Current period other comprehensive income	52,073	—	52,073
Accumulated other comprehensive loss at March 31, 2023	$(243,911)	$344	$(243,567)

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2021	$(25,833)	$(976)	$(26,809)
Current period other comprehensive loss	(71,542)	—	(71,542)
Accumulated other comprehensive loss at March 31, 2022	$(97,375)	$(976)	$(98,351)

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

18.    COMMITMENTS AND CONTINGENCIES

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

Bally’s Chicago Casino Fees

Under the Illinois Gambling Act, the Company will be responsible to pay various gaming license fees to the Illinois Gaming Board in connection with the Company’s casino operations. These fees include: (i) a $250,000 land based gaming fee to operate the casino on land prior to commencing operations, (ii) a $250,000 license fee prior to receiving an owners license and gambling operations commence, (iii) gaming position fees equal to the minimum initial fee of $30,000 per gaming position to be paid within 30 days of issuance of an owners license or Temporary Operating Permit (“TOP”), (iv) a $15 million reconciliation fee upon issuance of a TOP or an owners license, whichever is earlier, and (v) a reconciliation fee payment three years after the date operations commenced (in a temporary or permanent facility) in an amount equal to 75% of the adjusted gross receipt (“AGR”) for the most lucrative 12-month period of operations, minus the amount equal to the initial payment per gaming position paid.

Sponsorship Commitments

The Company has entered into several sponsorship agreements, totaling $107.5 million over 15 years, with various professional sports leagues and teams, allowing the Company use of official league marks for branding and promotions, among other rights.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

19.    SEGMENT REPORTING

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

The Company’s three reportable segments as of March 31, 2023 are:

Casinos & Resorts - Includes the Company’s 15 casino and resort properties and one horse race track.

North America Interactive - A portfolio of sports betting, iGaming and free-to-play gaming brands.

International Interactive - Gamesys’ European and Asian operations.

As of March 31, 2023, the Company’s operations were predominately in the US, Europe and Asia with a less substantive footprint in other countries world-wide. For geographical reporting purposes, revenue generated outside of the US has been aggregated into the International Interactive reporting segment, and consists primarily of revenue from the UK and Japan. Revenue generated from the UK and Japan represented approximately 24% and 12% of total revenue, respectively, for the three months ended March 31, 2023, and approximately 26% and 15%, respectively for the three months ended March 31, 2022. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue
Casinos & Resorts	$328,786	$279,970
North America Interactive	24,362	15,227
International Interactive	245,572	253,074
Total	$598,720	$548,271

Adjusted EBITDA(1)
Casinos & Resorts	$73,885	$73,790
North America Interactive	(10,563)	(19,325)
International Interactive	80,301	73,327
Other	(17,268)	(13,092)
Total	126,355	114,700

Operating income (expense)
Depreciation and amortization	(74,561)	(78,881)
Transaction costs	(22,018)	(6,023)
Restructuring	(16,822)	—
Share-based compensation	(6,040)	(5,095)
Gain on sale-leaseback	374,186	—
Other	(4,368)	(2,181)
Income from operations	376,732	22,520
Other income (expense)
Interest expense, net of interest income	(63,264)	(45,685)
Other	2,610	19,479
Total other income (expense), net	(60,654)	(26,206)
Income (loss) before income taxes	316,078	(3,686)
(Provision) benefit for income taxes	(137,742)	5,575
Net income	$178,336	$1,889
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

	Three Months Ended March 31,
(in thousands)	2023	2022
Capital Expenditures
Casinos & Resorts	$25,225	$48,573
North America Interactive	526	175
International Interactive	781	5,682
Other	17,146	86
Total	$43,678	$54,516

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Total assets are not regularly reviewed for each operating segment when assessing segment performance or allocating resources and accordingly, are not presented. As of March 31, 2023, the Company’s long-lived assets located outside of the US, consisting primarily of goodwill and intangible assets, were aggregated into the International Interactive reporting segment as disclosed in Note 10 “Goodwill and Intangible Assets.” Over 98% of property and equipment is located within the US.

20.    EARNINGS (LOSS) PER SHARE

Diluted earnings per share includes the determinants of basic earnings per share and, in addition, reflects the dilutive effect of the common stock deliverable for stock options, using the treasury stock method, and for RSUs, RSAs and PSUs for which future service is required as a condition to the delivery of the underlying common stock.

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net income applicable to common stockholders	$178,336	$1,889

Weighted average common shares outstanding, basic	54,420	60,017
Weighted average effect of dilutive securities	669	103
Weighted average common shares outstanding, diluted	55,089	60,120

Basic earnings per share	$3.28	$0.03
Diluted earnings per share	$3.24	$0.03
There were 5,094,394 and 4,801,394 share-based awards that were considered anti-dilutive for the three months ended March 31, 2023 and 2022, respectively.

On November 18, 2020, the Company issued Penny Warrants, Performance Warrants and Options which participate in dividends with the Company’s common stock subject to certain contingencies. In the period in which the contingencies are met, those instruments are participating securities to which income will be allocated using the two-class method. The Performance Warrants and Options do not participate in net losses. The Penny Warrants were considered exercisable for little to no consideration and are therefore included in basic shares outstanding at their issuance date. For the three months ended March 31, 2023 and 2022, the shares underlying the Performance Warrants were anti-dilutive as certain contingencies were not met. Refer to Note 2 “Significant Accounting Policies” for further information regarding the Sinclair Agreement.

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
•risks associated with the impact of the digitalization of gaming on our casino operations, our expansion into sports betting and iGaming and the highly competitive and rapidly changing aspects of our businesses generally;
•the very substantial regulatory restrictions applicable to us, including costs of compliance;
•restrictions and limitations in agreements to which we are subject, including our debt; and
•other risks identified in Part I. Item 1A. “Risk Factors” of Bally’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 1, 2023 and other filings with the SEC.

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

As of March 31, 2023, we own and manage 15 land-based casinos and one horse racetrack in ten states across the United States (“US”) operating under the Bally’s brand. Our land-based casino operations include approximately 14,700 slot machines, 500 table games and 5,300 hotel rooms, along with various restaurants, entertainment venues and other amenities. In 2021, we acquired London-based Gamesys Group Ltd. (“Gamesys”) to expand our geographical and product footprints to include an iGaming business with well-known brands providing iCasino and online bingo experiences to our global online customer base with concentrations in Europe and Asia and a growing presence in North America. Our revenues are primarily generated by these gaming and entertainment offerings. We own and operate our proprietary software and technology stack, which is designed to allow us to provide consumers differentiated offerings and exclusive content.

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
__________________________________
(1)    Consists of three casino properties: Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.

North America Interactive - includes the following North America businesses:
•Bally’s Interactive, primarily a business-to-consumer (“B2C”) online iCasino operator; and
•Consumer facing service and marketing engines, including SportCaller, a B2B and F2P game provider for sports betting companies; Live at the Bike, an online subscription streaming service featuring livestream and on-demand poker videos and podcasts; and the Association of Volleyball Professionals (“AVP”), a professional beach volleyball organization and host of the longest-running domestic beach volleyball tour.

The North America Interactive reportable segment also includes the North American operations of Gamesys, a B2C iCasino operator.

International Interactive - includes Gamesys.

Refer to Note 19 “Segment Reporting” to our condensed consolidated financial statements for additional information on our segment reporting structure.

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

Key Performance Indicators

The key performance indicator used in managing our business is Adjusted EBITDA, a non-GAAP measure. Adjusted EBITDA is defined as earnings for the Company, or where noted its reporting segments, before, in each case, interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating income, acquisition and other transaction related costs, share-based compensation and certain other gains or losses as well as, when presented for our reporting segments, an adjustment related to the allocation of corporate cost among segments.

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

First Quarter 2023 Results

The following table presents, for the periods indicated, certain revenue and income items:

	Three Months Ended March 31,
(in millions)	2023	2022
Total revenue	$598.7	$548.3
Income from operations	376.7	22.5
Net income	178.3	1.9

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2023	2022
Total revenue	100.0%	100.0%
Gaming and non-gaming expenses	45.1%	47.4%
General and administrative	42.0%	34.1%
Gain from sale-leaseback, net	(62.5)%	—%
Depreciation and amortization	12.5%	14.4%
Total operating costs and expenses	37.1%	95.9%
Income from operations	62.9%	4.1%
Other income (expense)
Interest expense, net of amounts capitalized	(10.6)%	(8.3)%
Other non-operating income, net	0.4%	3.6%
Total other income (expense), net	(10.1)%	(4.8)%
Income (loss) before income taxes	52.8%	(0.7)%
Provision (benefit) for income taxes	23.0%	(1.0)%
Net income	29.8%	0.3%
__________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Performance

The following table sets forth certain financial information associated with results of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change
Revenue:
Gaming
Casinos & Resorts	$233,107	$217,805	$15,302
North America Interactive	16,607	6,645	9,962
International Interactive	237,181	239,252	(2,071)
Total Gaming revenue	486,895	463,702	23,193
Non-gaming
Casinos & Resorts	95,679	62,165	33,514
North America Interactive	7,755	8,582	(827)
International Interactive	8,391	13,822	(5,431)
Total Non-gaming revenue	111,825	84,569	27,256
Total revenue	$598,720	$548,271	$50,449
Operating costs and expenses:
Gaming
Casinos & Resorts	$82,423	$76,381	$6,042
North America Interactive	17,309	7,329	9,980
International Interactive	117,929	135,502	(17,573)
Total Gaming expenses	217,661	219,212	(1,551)
Non-gaming
Casinos & Resorts	45,279	30,048	15,231
North America Interactive	2,205	1,318	887
International Interactive	4,860	9,271	(4,411)
Total Non-gaming expenses	52,344	40,637	11,707
General and administrative
Casinos & Resorts	128,117	99,587	28,530
North America Interactive	24,930	27,044	(2,114)
International Interactive	57,927	35,315	22,612
Other	40,634	25,075	15,559
Total General and administrative	$251,608	$187,021	$64,587
Margins:
Gaming expenses as a percentage of Gaming revenue	45%	47%
Non-gaming expenses as a percentage of Non-gaming revenue	47%	48%
General and administrative as a percentage of Total revenue	42%	34%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Total Revenue

Total revenue for the three months ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Gaming	$486,895	$463,702	$23,193	5.0%
Hotel	47,332	26,935	20,397	75.7%
Food and beverage	33,608	23,988	9,620	40.1%
Retail, entertainment and other	30,885	33,646	(2,761)	(8.2)%
Total revenue	$598,720	$548,271	$50,449	9.2%

Total revenue for the three months ended March 31, 2023 increased 9.2% to $598.7 million, from $548.3 million in the same period last year. We saw gaming, hotel, and food and beverage increase, through organic growth at several of our casino properties. Additionally, we saw incremental revenue from our recent acquisitions of Tropicana Las Vegas and Casino Secret (collectively “Recent Acquisitions”) of $35.1 million.

Gaming and Non-gaming Expenses

Gaming expenses for the three months ended March 31, 2023 decreased $1.6 million, from $219.2 million in 2022. This decrease was primarily attributable to the decrease in marketing costs directly associated with the Company’s iGaming products and services, included within gaming expenses, compared to prior year. Non-gaming expenses for the three months ended March 31, 2023 increased $11.7 million to $52.3 million from the same period last year. This increase was primarily attributable to the addition of our Tropicana Las Vegas casino property, which contributed incremental non-gaming expenses of $10.8 million during the first quarter of 2023.

General and Administrative

General and administrative expense for the three months ended March 31, 2023 increased $64.6 million, or 34.5%, to $251.6 million from $187.0 million in the same period last year. This increase was primarily attributable to an increase in operating lease expense of $20.8 million from prior year, $16.8 million of restructuring charges related to the Interactive business workforce reduction, increased acquisition and transaction related costs, and the inclusion of the Recent Acquisitions, which contributed incremental general and administrative expenses of $12.2 million.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2023 was $74.6 million, a decrease of $4.3 million, or 5.5%, compared to the same period last year. We recorded impairment charges of $232.4 million in the fourth quarter of 2022, resulting in a decrease in depreciation and amortization expense during the first quarter of 2023.

Income From Operations

Income from operations was $376.7 million, or 62.9% as a percentage of total revenue, for the three months ended March 31, 2023 compared to $22.5 million, or 4.1%, in the same period last year. The change year-over-year was driven by the gain on sale-leaseback recorded during the current period of $374.2 million related to our Hard Rock Biloxi and Bally’s Tiverton properties, coupled with organic revenue growth a benefit from our Recent Acquisitions, offset by increased general and administrative expenses.

Other Income (Expense)

Total other expense increased $34.4 million to $60.7 million for the first quarter of 2023 from $26.2 million in the same period last year. The increase in other expense was primarily attributable to an increase in interest expense, net of $17.6 million due to higher interest rates of our borrowings year-over-year, and an increase in the naming rights liability for performance warrants associated with our contracts with Sinclair in the first quarter of 2023, compared to a decrease in the liability in the first quarter of 2022. These were partially offset by the gain on extinguishment of debt of $4.0 million recorded in the first quarter of 2023, related to the repurchase and retirement of $15.0 million of our 2031 Senior Notes.

Provision (Benefit) for Income Taxes

Provision for income taxes for the three months ended March 31, 2023 was $137.7 million compared to a benefit of $5.6 million in the prior year. The effective tax rate for the first quarter of 2023 was 43.6% compared to 151.2% in the prior year. The 2023 year to date effective tax rate was higher than the US federal statutory tax rate of 21%, largely due to an increase in the valuation allowance and a tax liability for a discrete item related to the deferred gain on sale leaseback transactions in Mississippi and Rhode Island.

Net Income and Earnings Per Share

Net income for the three months ended March 31, 2023 was $178.3 million, or $3.24 per diluted share, compared to $1.9 million, or $0.03 per diluted share, for the three months ended March 31, 2022.

Adjusted EBITDA and Adjusted EBITDAR by Segment

Consolidated Adjusted EBITDA was $126.4 million for the three months ended March 31, 2023, an increase of $11.7 million, or 10.2%, from $114.7 million in the same period last year.

Adjusted EBITDA for the Casinos & Resorts segment for the three months ended March 31, 2023 increased $0.1 million to $73.9 million compared to the same prior year period. Casinos & Resorts Adjusted EBITDAR was $105.1 million for the three months ended March 31, 2023, which further adjusts Adjusted EBITDA for rent expense associated with our operating leases, as defined below.

Adjusted EBITDA for the North America Interactive segment for the three months ended March 31, 2023 increased $8.8 million to $(10.6) million compared to the same prior year period, mainly due to cost-savings in connection with the execution of the restructuring plan of our interactive business.

Adjusted EBITDA for the International Interactive segment for the three months ended March 31, 2023 increased $7.0 million, or 9.5%, to $80.3 million compared to the same prior year period, mainly due to optimized marketing spend and cost-savings in connection with the execution of the restructuring plan of our interactive business.

The following tables reconcile Adjusted EBITDA and Casinos & Resorts Adjusted EBITDAR, non-GAAP measures, to net income, as derived from our financial statements (in thousands):

Three Months Ended March 31, 2023 (in thousands)	Casinos & Resorts	North America Interactive	International Interactive	Other	Total
Net income (loss)	$332,885	$(17,534)	$15,580	$(152,595)	$178,336
Interest expense, net of interest income	7	(1)	(186)	63,444	63,264
Provision (benefit) for income taxes	74,974	(7,642)	342	70,068	137,742
Depreciation and amortization	17,190	3,475	46,062	7,834	74,561
Non-operating (income) expense (1)	—	(785)	203	(4,236)	(4,818)
Foreign exchange (gain) loss	(2)	2,066	2,855	(611)	4,308
Transaction costs(2)	—	1,233	5,509	15,276	22,018
Restructuring charges(3)	—	5,858	9,332	1,632	16,822
Share-based compensation	—	—	—	6,040	6,040
Gain on sale-leaseback, net	(374,186)	—	—	—	(374,186)
Planned business divestiture(4)	—	1,864	—	—	1,864
Other, net(5)	(1,182)	564	604	418	404
Allocation of corporate costs	24,199	339	—	(24,538)	—
Adjusted EBITDA	$73,885	$(10,563)	$80,301	$(17,268)	$126,355
Rent expense associated with triple net operating leases(6)	31,238
Adjusted EBITDAR	$105,123
__________________________________
(1)    Non-operating (income) expense for the applicable periods include: (i) change in value of naming rights liabilities, (ii) gain on extinguishment of debt and, (iii) other (income) expense, net.
(2)    Includes financing costs incurred in connection with the Hard Rock Biloxi and Tiverton sale lease-back transactions and other acquisition and transaction related costs.
(3)    Restructuring costs related to the Interactive business workforce reduction, as described in Note 13.
(4)    Losses related to a North America Interactive business that Bally’s is marketing as held-for-sale as of March 31, 2023.
(5)    Other includes the following items: (i) non-routine legal expenses, net of recoveries for matters outside the normal course of business, (ii) depreciation expense and a gain on assets related to our Rhode Island joint venture, and (iii) other individually de minimis expenses.
(6)    Consists of the operating lease components contained within our triple net master lease dated June 4, 2021 with GLPI for the real estate assets used in the operation of Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Hard Rock Biloxi and Bally’s Tiverton, the individual triple net lease with GLPI for the land underlying the operations of Tropicana Las Vegas, and the triple net lease assumed in connection with the acquisition of Bally’s Lake Tahoe for real estate and land underlying the operations of the Bally’s Lake Tahoe facility.

Three Months Ended March 31, 2022 (in thousands)	Casinos & Resorts	North America Interactive	International Interactive	Other	Total
Net income (loss)	$28,023	$(25,373)	$28,808	$(29,569)	$1,889
Interest expense, net of interest income	4	(2)	166	45,517	45,685
Provision (benefit) for income taxes	9,228	(2,884)	(3,167)	(8,752)	(5,575)
Depreciation and amortization	15,353	8,974	46,064	8,490	78,881
Non-operating (income) expense(1)	—	—	(305)	(18,992)	(19,297)
Foreign exchange loss	—	(1,595)	1,420	(7)	(182)
Transaction costs(2)	—	289	341	5,393	6,023
Share-based compensation	—	—	—	5,095	5,095
Other, net(3)	(164)	850	—	1,495	2,181
Allocation of corporate costs	21,346	416	—	(21,762)	—
Adjusted EBITDA	$73,790	$(19,325)	$73,327	$(13,092)	$114,700
__________________________________
(1)    Non-operating (income) expense for the applicable periods include: (i) change in value of naming rights liabilities, (ii) adjustment on bargain purchases and, (iii) other (income) expense, net.
(2)    Includes acquisition costs, integration costs related to our Interactive business and financing related expenses.
(3)    Other includes the following non-recurring items: (i) non-routine legal expenses, net of recoveries for matters outside the normal course of business, (ii) rebranding expenses in connection with Bally’s corporate name change, and (iii) other individually de minimis expenses.

Critical Accounting Estimates

There were no material changes in critical accounting estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a complete list of our Critical Accounting Estimates.

Recent Accounting Pronouncements

Refer to Note 4 “Recently Adopted and Issued Accounting Pronouncements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that affect us.

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

Cash Flows Summary

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(16,112)	$20,810
Net cash provided by (used in) investing activities	319,636	(71,955)
Net cash (used in) provided by financing activities	(173,568)	4,405
Effect of foreign currency on cash and cash equivalents	2,819	(4,430)
Change in cash and cash equivalents and restricted cash classified as assets held for sale	(1,097)	—
Net change in cash and cash equivalents and restricted cash	131,678	(51,170)
Cash and cash equivalents and restricted cash, beginning of period	265,184	274,840
Cash and cash equivalents and restricted cash, end of period	$396,862	$223,670

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $16.1 million, compared to net cash provided by operating activities of $20.8 million for the three months ended March 31, 2022. The increase in cash used in operating activities was primarily driven by the $374.2 million gain on sale-leaseback recorded during the first quarter of 2023 coupled with negative changes in working capital, offset by an increase in net income of $176.4 million from the prior year.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $319.6 million, an increase of $391.6 million compared to net cash used in investing activities of $72.0 million for the three months ended March 31, 2022. The increase in cash provided by investing activities was driven by net proceeds of $411.0 million from the Bally’s Tiverton and Hard Rock Biloxi sale-leaseback transaction in the first quarter of 2023.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was $173.6 million compared to net cash provided by financing activities of $4.4 million for the three months ended March 31, 2022. This change was mainly attributable to the increase in repayments of long-term debt of $67.6 million, coupled with the issuance of long-term debt during the first quarter of 2022, as well as the increase in stock repurchases over the same period in prior year.

Capital Return Program

During the three months ended March 31, 2023, we repurchased 1,026,343 common shares for an aggregate price of $19.8 million under our previously announced capital return program. As of March 31, 2023, there was $174.8 million available for use under the capital return program, subject to limitations in our regulatory and debt agreements.

We did not pay cash dividends during the three months ended March 31, 2023 or 2022, nor do we currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.

Debt and Lease Obligations

Senior Notes

On August 20, 2021, we issued $750.0 million aggregate principal amount of 5.625% senior notes due 2029 and $750.0 million aggregate principal amount of 5.875% Senior Notes due 2031 (together, the “Senior Notes”).

During the three months ended March 31, 2023, the Company repurchased and retired $15.0 million of the Senior Notes due 2031 at a weighted average price of 70.80% of the principal. In connection with the repurchase of these Senior Notes due 2031, the Company recorded a gain on extinguishment of debt of $4.0 million.

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

Refer to Note 14 “Long-Term Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Operating Leases

The Company is committed under various operating lease agreements for real estate and property used in operations. Minimum rent payable under operating leases was $2.37 billion as of March 31, 2023. Refer to Note 15 “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

GLPI Leases

As of March 31, 2023, the Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties were leased under the terms of a master lease agreement (the “Master Lease”) with GLPI. The Master Lease has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $100.5 million, subject to a minimum 1% annual escalation or greater escalation dependent on CPI.

The Company’s Bally’s Tiverton and Hard Rock Biloxi properties were added to the master lease on January 3, 2023, as a result of a transaction with GLP Capital, L.P., the operating partnership of GLPI, related to the land and real estate assets for a total consideration of $625.4 million. The transaction was structured as a tax-free capital contribution and a substantial portion of the proceeds were used to reduce the Company’s debt. These properties increased the minimum annual payments of the Master Lease by $48.5 million.

In addition to the properties under the Master Lease, the Company leases the non-land assets of Tropicana Las Vegas, which the Company acquired during the fourth quarter of 2022, from GLPI. This lease has an initial term of 50 years (with a maximum term of 99 years with renewal options) at annual rent of $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI.

Financing Obligation

Bally’s Chicago Operating Company, LLC, an indirect wholly-owned subsidiary of the Company, leases the land on which Bally’s Chicago will be built. The lease commenced November 18, 2022 and has a 99-year term followed by ten separate 20-year renewals at the Company’s option. As of March 31, 2023, the Company has recorded this lease as a corresponding long-term financing obligation of $200.0 million.

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

For the three months ended March 31, 2023, capital expenditures were $43.7 million compared to $54.5 million in the same period last year. In the first quarter of 2023, we continued our spending on maintenance and planned projects at our casino properties, making significant progress on our Bally’s Twin River and Bally’s Atlantic City properties. Our 2023 capital expenditures are expected to continue to be less than those of 2022 as we focus on generating cash flows to invest in long-term growth opportunities for the entire Bally’s portfolio.

Bally’s Twin River - In connection with our partnership with IGT, we have committed to invest $100 million in Bally’s Twin River over the term of our master contract, ending in 2043, with Rhode Island to expand the property and add additional amenities along with other capital improvements. As a major component of this, we have constructed and opened a 14,000 square foot Korean-style spa, and a 40,000 square foot casino expansion, for a combined investment of $60 million. The spa opened in January 2023 and the expanded casino opened in April 2023.

Bally’s Atlantic City - Construction on our Bally’s Atlantic City property commenced in 2021. We are committed to invest approximately $100 million over five years to refurbish and upgrade Bally’s Atlantic City’s facilities and expand its amenities, including renovated hotel rooms and suites, outdoor beer hall and lobby bar. Spending in 2023 is estimated at approximately $20 million.

Bally’s Kansas City - We began construction on the planned redevelopment project of Bally’s Kansas City in November 2021. We believe the redevelopment of the property, which includes a 40,000 square foot land-based building, restaurant, bar and retail space, will improve the property and guest experience and drive growth and our return on investment. Spending on the project is estimated to be approximately $50 million, with a target completion date in the second half of 2023.

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

Bally’s Chicago - On June 9, 2022, a wholly-owned indirect subsidiary of the Company, Bally’s Chicago Operating Company, LLC (the “Developer”), signed a host community agreement with the City of Chicago to develop a destination casino resort, to be named Bally’s Chicago, in downtown Chicago, Illinois that will include approximately 3,400 slot machines, 170 table games, 10 food and beverage venues, 500 hotel rooms, a 65,000 square foot entertainment and event center, a 20,000 square foot exhibition, outdoor music venue, 3,300 parking spaces and an outdoor green space. The project also provides the Company with the exclusive right to operate a temporary casino for up to three years while the permanent casino resort is constructed. The temporary casino is expected to be situated in the location of the current Medinah Temple and will include approximately 1,000 gaming positions and 2 food and beverage venues. The Company expects to incur approximately $70.0 million in costs in connection with the design and development of the temporary casino and to open by late summer 2023. The Company currently estimates the permanent casino construction to be completed by the end of 2026.

In connection with the entry into the host community agreement with the City of Chicago, the Company made a one-time up-front payment to the City of Chicago equal to $40.0 million. Beginning on the date of operations commencement, the Company will be required to pay annual fixed host community impact fees of $4.0 million. Additionally, in connection with the host community agreement, the Company provided the City of Chicago with a performance guaranty whereby the Company agreed to have and maintain available financial resources in an amount reasonably sufficient to allow the Developer to complete its obligations under the host community agreement. In addition, upon notice from the City of Chicago that the Developer has failed to perform various obligations under the host community agreement, the Company has indemnified the City of Chicago against any and all liability, claim or reasonable and documented expense the City of Chicago may suffer or incur by reason of any nonperformance of any of the Developer’s obligations.

Chicago Tribune Lease Termination - Bally’s Chicago Operating Company, LLC entered into a Lease Termination and Short Term License Agreement with Chicago Tribune Company, LLC (“Tribune”), effective March 31, 2023, which among other things provides that the Company will have possession of 777 West Chicago Avenue, Chicago Illinois 60610 (the “Permanent Chicago Site”) on or before July 5, 2024, subject to $150 million in payments by the Company to Tribune payable in full upon Tribune vacating the site on or prior to July 5, 2024 (the “Payment”). $140 million of the Payment is secured by standby letters of credit, issued by Citizens Bank.

Bally’s Chicago Casino Fees - Under the Illinois Gambling Act, the Company will be responsible to pay various gaming license fees to the Illinois Gaming Board in connection with the Company’s casino operations. These fees include: (i) a $250,000 land based gaming fee to operate the casino on land prior to commencing operations, (ii) a $250,000 license fee prior to receiving an owners license and gambling operations commence, (iii) gaming position fees equal to the minimum initial fee of $30,000 per gaming position to be paid within 30 days of issuance of an owners license or Temporary Operating Permit (“TOP”), (iv) a $15 million reconciliation fee upon issuance of a TOP or an owners license, whichever is earlier, and (v) a reconciliation fee payment three years after the date operations commenced (in a temporary or permanent facility) in an amount equal to 75% of the adjusted gross receipt (“AGR”) for the most lucrative 12-month period of operations, minus the amount equal to the initial payment per gaming position paid.

Other Contractual Obligations

Sponsorship Commitments - The Company has entered into several sponsorship agreements with various professional sports leagues and teams, allowing the Company use of official league marks for branding and promotions, among other rights. As of March 31, 2023, obligations related to these agreements were $107.5 million, with contracts extending through June 2036.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements and foreign currency risk attributable to our operations outside of the US. Inflation generally affects us by increasing our cost of labor. Bally’s does not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023 and 2022.

Interest Rate Risk

As of March 31, 2023, interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On March 31, 2023, we had $1.92 billion of variable rate debt outstanding under our Term Loan and Revolving Credit Facilities and $1.49 billion of unsecured senior notes. Based upon a sensitivity analysis of our debt levels on March 31, 2023, a hypothetical increase of 1% in the effective interest rate would cause an increase in interest expense of approximately $19.2 million over the next 12 months while a decrease of 1% in the effective interest rate, not to exceed the interest rate floor, would cause a decrease in interest expense of approximately $19.2 million over the same period.

We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023 and 2022.

Foreign Currency Risk

We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the US. A vast majority of our revenues are from the UK market and are conducted in British Pound Sterling (“GBP”) and are therefore susceptible to any movements in exchange rates between the GBP and USD. Foreign currency transaction losses for the three ended March 31, 2023 were $4.3 million while foreign currency transaction gains for the three months ended March 31, 2022 were $0.2 million. Movements in currency exchange rates could impact the translation of assets and liabilities of these foreign operations which are translated at the exchange rate in effect on the balance sheet date. We have not historically used operational hedges or forward currency exchange rate contracts to manage the impact of currency exchange rate fluctuations on earnings and cash flows.

ITEM 4.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures for the reporting period ended March 31, 2023 as such terms is defined in Rule 13a-15(f) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that the Company’s controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors contained in Part I. Item IA. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended March 31, 2023 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	27	$18.89		27	$194,045
February 1, 2023 - February 28, 2023	275	19.45		275	188,690
March 1, 2023 - March 31, 2023	724	19.18		724	174,805
	1,026	$19.25	(a)	1,026	$174,805
__________________________________
(a)    Weighted-average.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.1**
Separation Agreement and Release, dated February 13, 2023, by and between Bally’s Corporation and Lee Fenton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38850) filed on February 13, 2023)

10.2**
Amendment No. 2 to Service Agreement, dated February 13, 2023, by and between Bally’s Corporation and Robeson Reeves (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-38850) filed on February 13, 2023)

10.3**
Amendment No. 3 to Employment Agreement, dated February 13, 2023, by and between Bally’s Corporation and George Papanier (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-38850) filed on February 13, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Quarterly report on Form 10-Q for the quarter ended March 31, 2023, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.
**    Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 9, 2023.

BALLY’S CORPORATION

By:	/s/ ROBERT M. LAVAN
Robert M. Lavan
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ ROBESON M. REEVES
Robeson M. Reeves
Chief Executive Officer
(Principal Executive Officer)