Form 10-Q
period 2023-06-30
Bally's Corp
filed 2023-08-03
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of July 28, 2023, the number of shares of the registrant’s $0.01 par value common stock outstanding was 45,629,333.
For additional information regarding the Company’s shares outstanding, refer to Note 17 “Stockholders’ Equity.”

BALLY’S CORPORATION

PART I.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements
BALLY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$183,611	$212,515
Restricted cash	139,237	52,669
Accounts receivable, net	65,601	71,673
Inventory	15,372	14,191
Tax receivable	15,157	53,771
Prepaid expenses and other current assets	103,282	100,717
Assets held for sale	5,588	17,177
Total current assets	527,848	522,713
Property and equipment, net	1,155,757	1,202,102
Right of use assets, net	1,186,749	808,926
Goodwill	1,819,720	1,746,202
Intangible assets, net	1,938,249	1,961,938
Deferred tax asset	23,884	25,544
Other assets	128,982	32,688
Total assets	$6,781,189	$6,300,113
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$29,450	$19,450
Current portion of lease liabilities	48,129	32,929
Accounts payable	78,074	70,071
Accrued income taxes	53,818	56,012
Accrued liabilities	467,602	573,931
Liabilities related to assets held for sale	1,560	3,409
Total current liabilities	678,633	755,802
Long-term debt, net	3,317,720	3,469,105
Long-term portion of financing obligation	200,000	200,000
Long-term portion of lease liabilities	1,174,937	803,212
Deferred tax liability	201,398	138,017
Naming rights liabilities	98,515	109,807
Other long-term liabilities	70,826	17,923
Total liabilities	5,742,029	5,493,866
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 shares authorized; 45,626,013 and 46,670,057 shares issued; 45,626,013 and 46,670,057 shares outstanding)	456	466
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,594,857	1,636,366
Treasury stock, at cost	—	—
Accumulated deficit	(351,639)	(535,373)
Accumulated other comprehensive loss	(204,942)	(295,640)
Total Bally’s Corporation stockholders’ equity	1,038,732	805,819
Non-controlling interest	428	428
Total stockholders’ equity	1,039,160	806,247
Total liabilities and stockholders’ equity	$6,781,189	$6,300,113
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Gaming	$493,296	$455,088	$980,191	$918,790
Non-gaming	112,910	97,408	224,735	181,977
Total revenue	606,206	552,496	1,204,926	1,100,767

Operating (income) costs and expenses:
Gaming	218,939	204,051	436,600	423,263
Non-gaming	52,276	46,384	104,620	87,021
General and administrative	249,957	192,735	501,565	379,756
Gain from sale-leaseback, net	(135)	(50,766)	(374,321)	(50,766)
Depreciation and amortization	79,187	74,773	153,748	153,654
Total operating costs and expenses	600,224	467,177	822,212	992,928
Income from operations	5,982	85,319	382,714	107,839

Other income (expense):
Interest expense, net	(67,093)	(45,828)	(130,357)	(91,513)
Other non-operating income, net	6,811	25,444	9,421	44,923
Total other income (expense), net	(60,282)	(20,384)	(120,936)	(46,590)

(Loss) income before income taxes	(54,300)	64,935	261,778	61,249
(Benefit) provision for income taxes	(28,649)	5,434	109,093	(141)
Net (loss) income	$(25,651)	$59,501	$152,685	$61,390

Basic (loss) earnings per share	$(0.48)	$0.98	$2.82	$1.02
Weighted average common shares outstanding - basic	53,942	60,506	54,173	60,263
Diluted (loss) earnings per share	$(0.48)	$0.98	$2.80	$1.02
Weighted average common shares outstanding - diluted	53,942	60,541	54,582	60,332
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(25,651)	$59,501	$152,685	$61,390
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	38,625	(198,813)	90,698	(270,355)
Other comprehensive income (loss)	38,625	(198,813)	90,698	(270,355)
Total comprehensive income (loss)	$12,974	$(139,312)	$243,383	$(208,965)

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2022	46,670,057	$466	$1,636,366	$—	$(535,373)	$(295,640)	$428	$806,247
Issuance of restricted stock and other stock awards	124,050	1	(1,332)	—	—	—	—	(1,331)
Share-based compensation	—	—	6,040	—	—	—	—	6,040
Retirement of treasury shares	—	(10)	(35,987)	19,753	16,244	—	—	—
Share repurchases	(1,026,343)	—	—	(19,753)	—	—	—	(19,753)
Other comprehensive income	—	—	—	—	—	52,073	—	52,073
Net income	—	—	—	—	178,336	—	—	178,336
Balance as of March 31, 2023	45,767,764	$457	$1,605,087	$—	$(340,793)	$(243,567)	$428	$1,021,612
Issuance of restricted stock and other stock awards	125,842	1	(495)	529	—	—	—	35
Share-based compensation	—	—	6,290	—	—	—	—	6,290
Retirement of treasury shares	—	(7)	(25,279)	10,176	14,805	—	—	(305)
Share repurchases	(748,502)	—	—	(10,705)	—	—	—	(10,705)
Issuance of MKF penny warrants	—	—	7,371	—	—	—	—	7,371
Penny warrants exercised	377,253	4	—	—	—	—	—	4
Settlement of consideration to SportCaller	103,656	1	1,883	—	—	—	—	1,884
Other comprehensive income	—	—	—	—	—	38,625	—	38,625
Net loss	—	—	—	—	(25,651)	—	—	(25,651)
Balance as of June 30, 2023	45,626,013	$456	$1,594,857	$—	$(351,639)	$(204,942)	$428	$1,039,160

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2021	52,254,477	$530	$1,849,068	$(29,166)	$(181,581)	$(26,809)	$3,760	$1,615,802
Issuance of restricted stock and other stock awards	122,849	1	(2,534)	—	—	—	—	(2,533)
Share-based compensation	—	—	5,095	—	—	—	—	5,095
Stock options exercised	20,000	—	86	—	—	—	—	86
Penny warrants exercised	383,934	4	—	—	—	—	—	4
Retirement of treasury shares	—	(11)	(35,200)	42,454	(7,243)	—	—	—
Share repurchases	(350,616)	—	—	(13,288)	—	—	—	(13,288)
Issuance of MKF penny warrants	—	—	12,010	—	—	—	—	12,010
Settlement of consideration to SportCaller	107,832	1	3,699	—	—	—	—	3,700
Other comprehensive loss	—	—	—	—	—	(71,542)	—	(71,542)
Net income	—	—	—	—	1,889	—	—	1,889
Balance as of March 31, 2022	52,538,476	$525	$1,832,224	$—	$(186,935)	$(98,351)	$3,760	$1,551,223
Issuance of restricted stock	38,775	—	(308)	—	—	—	—	(308)
Share-based compensation	—	—	6,322	—	—	—	—	6,322
Other comprehensive loss	—	—	—	—	—	(198,813)	—	(198,813)
Net income	—	—	—	—	59,501	—	—	59,501
Balance as of June 30, 2022	52,577,251	$525	$1,838,238	$—	$(127,434)	$(297,164)	$3,760	$1,417,925
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$152,685	$61,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,748	153,654
Non-cash lease expense	28,117	14,456
Share-based compensation	12,330	11,417
Impairment charges	9,653	—
Amortization of debt discount and debt issuance costs	5,563	5,124
Gain on sale-leaseback	(374,321)	(50,766)
Gain on extinguishment of debt	(4,044)	—
Deferred income taxes	48,870	(28,879)
(Gain) loss on assets and liabilities measured at fair value	(293)	567
Gain on equity method investments	(3,090)	—
Change in value of naming rights liabilities	(7,291)	(33,411)
Change in contingent consideration payable	1,024	(10,175)
Adjustment on bargain purchase	—	107
Foreign exchange loss (gain)	5,947	(1,987)
Other operating activities	1,041	3,507
Changes in current operating assets and liabilities	34,111	39,540
Net cash provided by operating activities	64,050	164,544
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(38,243)	—
Proceeds from sale-leaseback	411,000	150,000
Capital expenditures	(119,546)	(116,081)
Cash paid for internally developed software	(14,342)	(31,455)
Acquisition of gaming licenses	(10,150)	(51,560)
Purchase of equity securities	—	(3,175)
Other intangible asset acquisitions	—	(1,825)
Other investing activities	(4,743)	(1,738)
Net cash provided by (used in) investing activities	223,976	(55,834)
Cash flows from financing activities:
Issuance of long-term debt	35,000	110,000
Repayments of long-term debt	(177,345)	(204,725)
Payment of deferred consideration	—	(30,025)
Share repurchases	(30,458)	(13,288)
Other financing activities	(1,716)	(2,752)
Net cash used in financing activities	(174,519)	(140,790)
Effect of foreign currency on cash and cash equivalents	(4,195)	(11,404)
Change in cash and cash equivalents and restricted cash held for sale	(1,648)	—
Net change in cash and cash equivalents and restricted cash	107,664	(43,484)
Cash and cash equivalents and restricted cash, beginning of period	265,184	274,840
Cash and cash equivalents and restricted cash, end of period	$372,848	$231,356

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$134,266	$93,976
Cash received from income tax refunds, net of cash paid	9,722	(56,224)
Non-cash investing and financing activities:
Unpaid property and equipment	$26,793	$32,403
Bally’s Chicago - land development liability	135,290	—
Investment in GLP Capital, L.P.	14,412	—
Investment in RI Joint Venture	17,832	—
Unpaid internally developed software	904	—

	June 30,	December 31,
Reconciliation of cash and cash equivalents and restricted cash:	2023	2022
Cash and cash equivalents	$183,611	$212,515
Restricted cash	139,237	52,669
Restricted cash - Other assets	50,000	—
Total cash and cash equivalents and restricted cash	$372,848	$265,184

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

Equity Method Investments

On January 1, 2023, the Company and International Game Technology PLC (“IGT”) contributed certain tangible assets and leases to Rhode Island VLT Company, LLC (“RIVLT”) in exchange for equity interests of RIVLT. The Company contributed video lottery terminals (“VLTs”) and player tracking equipment to the joint venture for a 40% equity interest of RIVLT. The 40% ownership in the joint venture qualifies for equity method accounting. In addition to this joint venture, the Company also has another investment in an unconsolidated subsidiary which is accounted for using equity method accounting. The Company records its share of net income or loss within Other non-operating income, net” in the condensed consolidated statements of operations. For the three and six months ended June 30, 2023, the Company recorded a gain on equity method investments of $1.0 million and $3.1 million, respectively.

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

Management has analyzed and concluded that Breckenridge Curacao B.V. (“Breckenridge”) is a VIE because it does not have sufficient equity investment at risk. The Company has determined that it is the primary beneficiary and consolidates the VIE because (a) although the Company does not control all decisions of Breckenridge, the Company has the power to direct the activities of Breckenridge that most significantly impact its economic performance through various contracts with the entity and (b) the nature of these agreements between Breckenridge and the Company provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are based upon off-market rates and commensurate to the level of services provided. The Company receives significant benefits in the form of fees that are not at market and commensurate to the level of services provided. As a result, the Company consolidates all of the assets, liabilities and results of operations of Breckenridge and its subsidiaries in the accompanying condensed consolidated financial statements. As of June 30, 2023 and December 31, 2022, Breckenridge had total assets of $155.3 million and $93.4 million, respectively, and total liabilities of $85.9 million and $77.1 million, respectively. Breckenridge had revenues of $76.5 million and $160.5 million for the three and six months ended June 30, 2023, respectively, and $73.9 million and $160.8 million for the three and six months ended June 30, 2022, respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash includes cash collateral in connection with amounts due to the Chicago Tribune (refer to Note 9 “Property and Equipment”), player deposits, payment service provider deposits, and Video Lottery Terminal (“VLT”) and table games related cash payable to certain states where we operate, which are unavailable for the Company’s use.

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Amounts due from Rhode Island and Delaware(1)	$14,987	$15,865
Gaming receivables	17,450	19,065
Non-gaming receivables	38,813	42,532
Accounts receivable	71,250	77,462
Less: Allowance for doubtful accounts	(5,649)	(5,789)
Accounts receivable, net	$65,601	$71,673
__________________________________
(1)    Represents the Company’s share of VLT and table games revenue for Bally’s Twin River and Bally’s Tiverton due from the State of Rhode Island and from the State of Delaware for Bally’s Dover.

Gaming Expenses

Gaming expenses include, among other things, payroll costs and expenses associated with the operation of VLTs, slots and table games, including gaming taxes payable to jurisdictions in which the Company operates outside of Rhode Island and Delaware, and marketing costs directly associated with the Company’s iGaming products and services. These marketing expenses are included within Gaming expenses in the condensed consolidated statements of operations and were $47.8 million and $44.8 million for the three months ended June 30, 2023 and 2022, respectively, and $93.7 million and $102.5 million for the six months ended June 30, 2023 and 2022, respectively. Gaming expenses also include racing expenses comprised of payroll costs, off track betting (“OTB”) commissions and other expenses associated with the operation of live racing and simulcasting.

Advertising Expense

The Company expenses advertising costs as incurred. For the three and six months ended June 30, 2023, advertising expense was $3.2 million and $8.6 million, respectively. For the three and six months ended June 30, 2022, advertising expense was $7.3 million and $14.8 million, respectively. Advertising costs are included in “Gaming and administrative” on the condensed consolidated statement of operations.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Naming Rights Intangible Asset - Under the terms of the Sinclair Agreement, the Company is required to pay annual naming rights fees to Diamond Sports Group for naming rights of the regional sports networks which escalate annually and total $88.0 million over the 10-year term of the agreement beginning April 1, 2021. The Company accounted for this transaction as an asset acquisition in accordance with the “Acquisition of Assets Rather Than a Business” subsections of ASC 805-50, Business Combinations—Related Issues, using a cost accumulation model. The naming rights intangible asset represents the consideration transferred on the acquisition date comprised of the present value of annual naming rights fees, the fair value of the warrants and options and an estimate of the TRA payments, each explained below. The naming rights intangible asset, net of accumulated amortization, was $239.4 million and $255.6 million as of June 30, 2023 and December 31, 2022, respectively. Amortization began on April 1, 2021, the commencement date of the re-branded Sinclair regional sports networks, and was $7.7 million and $8.4 million for the three months ended June 30, 2023 and 2022, respectively, and $15.5 million and $16.8 million for the six months ended June 30, 2023 and 2022, respectively. Refer to Note 10 “Goodwill and Intangible Assets” for further information.

Naming Rights Fees - The present value of the annual naming rights fees was recorded as part of the cost of the naming rights intangible asset with a corresponding liability which will be accreted through interest expense over the life of the agreement. The total value of the liability as of June 30, 2023 and December 31, 2022 was $58.5 million and $59.3 million, respectively. The short-term portion of the liability, which was $7.0 million and $6.0 million as of June 30, 2023 and December 31, 2022, respectively, is recorded within “Accrued liabilities” and the long-term portion of the liability, which was $51.5 million and $53.3 million as of June 30, 2023 and December 31 2022, respectively, is recorded within “Naming rights liabilities” in the condensed consolidated balance sheets. Accretion expense reported in “Interest expense, net of amounts capitalized” in the condensed consolidated statements of operations was $1.1 million for the three months ended June 30, 2023 and 2022, and $2.2 million for the six months ended June 30, 2023 and 2022.

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

Penny Warrants & Options. The Penny Warrants and Options are equity classified instruments under ASC 815, Derivatives and Hedging, (“ASC 815”). The fair value of the Penny Warrants approximates the fair value of the underlying shares and was $150.4 million on November 18, 2020 at issuance, and was recorded to “Additional paid-in-capital” in the condensed consolidated balance sheets, with an offset to the naming rights intangible asset. The Company recorded $59.7 million as of June 30, 2023 and December 31, 2022, and is included within “Additional paid-in-capital” in the condensed consolidated balance sheets.

Performance Warrants. The Performance Warrants are accounted for as a derivative liability because the underlying performance metrics represent an adjustment to the settlement amount that is not indexed to the Company’s own stock and thus equity classification is precluded under ASC 815. Refer to Note 11 “Fair Value Measurements” for further information.

Tax Receivable Agreement - The Company is required to share 60% of the tax benefit the Company receives from the Penny Warrants, Options, Performance Warrants and payments under the TRA with Sinclair over the term of the agreement as tax benefit amounts are determined through the filing of the Company’s annual tax returns. Changes in estimate of the tax benefit to be realized and tax rates in effect at the time, among other changes, are treated as an adjustment to the naming rights intangible asset. The TRA liability was $17.1 million and $19.4 million as of June 30, 2023 and December 31, 2022, respectively, and is included in “Naming rights liabilities” in the condensed consolidated balance sheets. The change in value of the TRA liability is included in “Other non-operating expenses, net” in the condensed consolidated statements of operations.

Provision (Benefit) for Income Taxes

During the six months ended June 30, 2023, the Company recorded a provision for income tax of $109.1 million, at an effective year to date tax rate of 41.7% and a benefit for income tax of $0.1 million, at an effective year to date tax rate of (0.2)%, respectively. The 2023 year to date effective tax rate was higher than the US federal statutory tax rate of 21%, largely due to an increase in the valuation allowance and a tax liability for a discrete item related to the deferred gain on sale leaseback transactions in Mississippi and Rhode Island. The 2022 year to date effective tax rate was lower than the US federal statutory tax rate of 21%, largely due to a tax benefit recorded in foreign jurisdictions during the year, offset by a discrete item related to the gain on sale leaseback transactions in Colorado and Illinois.

3.    CONSOLIDATED FINANCIAL INFORMATION

General and Administrative Expenses

Amounts included in General and administrative for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Advertising, general and administrative	$223,760	$182,623	$444,765	$364,364
Acquisition and integration costs	13,104	10,112	26,885	15,392
Restructuring	3,440	—	20,262	—
Impairment charges	9,653	—	9,653	—
Total general and administrative	$249,957	$192,735	$501,565	$379,756

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other Non-Operating Income (Expense)

Amounts included in Other non-operating income (expenses), net for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Change in value of naming rights liabilities	$7,558	$20,032	$7,291	$33,411
Gain on equity method investments	990	—	3,090	—
Gain on extinguishment of debt	—	—	4,044	—
Foreign exchange (loss) gain	(1,639)	1,813	(5,947)	1,995
Other, net	(98)	3,599	943	9,517
Total other non-operating income (expenses), net	$6,811	$25,444	$9,421	$44,923

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

In December 2022, the Financial Accounting Standards Board issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset date of Topic 848, which applies to entities which have transactions that reference LIBOR or other reference rates which are expected to be discontinued due to reference rate reform, until December 31, 2024. The Company’s adoption of this ASU in the second quarter of 2023 did not have a material impact to its condensed consolidated financial statements.

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

Gaming revenue also includes Bally’s Twin River’s and Bally’s Tiverton’s share of table games revenue. Bally’s Twin River and Bally’s Tiverton each were entitled to an 83.5% share of table games revenue generated as of June 30, 2023 and 2022. Revenue is recognized when the wager is settled, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming services on behalf of the State of Rhode Island.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Gaming revenue also includes Bally’s Dover’s share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Bally’s Dover is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of June 30, 2023 and 2022, Bally’s Dover was entitled to an approximate 42% share of VLT revenue and 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis, which is the percentage share of VLT and table games revenue received, as the Company acts as an agent in operating the gaming services on behalf of the State of Delaware.

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

The Company has entered into several multi-year agreements with third-party operators for online sports betting and iGaming market access in several jurisdictions from which the Company has received or expects to receive one-time, up front market access fees in cash or equity securities (specific to one operator agreement) and certain other fees in cash generally based on a percentage of the gross gaming revenue generated by the operator, with certain annual minimum guarantees due to the Company. The one-time market access fees received have been recorded as deferred revenue and will be recognized as gaming revenue ratably over the respective contract terms, beginning with the commencement of operations of each respective agreement. The Company recognized commissions in certain states from online sports betting and iGaming which are included in gaming revenue for the six months ended June 30, 2023 and 2022. Deferred revenue associated with third-party operators for online sports betting and iGaming market access was $3.9 million and $4.1 million as of June 30, 2023 and December 31, 2022, respectively, and is included in “Accrued liabilities” and “Other long-term liabilities” in the condensed consolidated balance sheets.

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

Non-gaming Revenue

Non-gaming revenue consists of hotel, food, beverage, retail, entertainment and other revenue. Hotel revenue is recognized when the customer obtains control through occupancy of the room over the stay at the hotel. Advance deposits for hotel rooms are recorded as liabilities until revenue recognition criteria are met. Food, beverage and retail revenues are recognized at the time the goods are sold from Company-operated outlets. The estimated standalone selling price of hotel rooms is determined based on observable prices. The standalone selling price of food, beverage, retail, entertainment and other goods and services are determined based upon the actual retail prices charged to customers for those items. Cancellation fees for hotel and meeting space services are recognized upon cancellation by the customer and are included in Non-gaming revenue within our condensed consolidated statements of operations.

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Hotel	$24,123	$19,423	$46,558	$35,325
Food and beverage	19,823	18,056	39,297	34,766
Retail, entertainment and other	2,420	2,579	5,011	4,786
	$46,366	$40,058	$90,866	$74,877
Sales tax and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not included in revenue or operating expenses.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables provide a disaggregation of revenue by segment (in thousands):

Three Months Ended June 30, 2023	Casinos & Resorts	North America Interactive	International Interactive	Total
Gaming	$231,018	$19,111	$243,167	$493,296
Non-gaming:
Hotel	51,391	—	—	51,391
Food and beverage	35,224	—	—	35,224
Retail, entertainment and other	15,529	6,159	4,607	26,295
Total non-gaming revenue	102,144	6,159	4,607	112,910
Total revenue	$333,162	$25,270	$247,774	$606,206
Three Months Ended June 30, 2022
Gaming	$225,716	$7,868	$221,504	$455,088
Non-gaming:
Hotel	33,929	—	—	33,929
Food and beverage	27,435	—	—	27,435
Retail, entertainment and other	12,795	10,182	13,067	36,044
Total non-gaming revenue	74,159	10,182	13,067	97,408
Total revenue	$299,875	$18,050	$234,571	$552,496
Six Months Ended June 30, 2023
Gaming	$464,125	$35,718	$480,348	$980,191
Non-gaming:
Hotel	98,723	—	—	98,723
Food and beverage	68,832	—	—	68,832
Retail, entertainment and other	30,268	13,914	12,998	57,180
Total non-gaming revenue	197,823	13,914	12,998	224,735
Total revenue	$661,948	$49,632	$493,346	$1,204,926
Six Months Ended June 30, 2022
Gaming	$443,521	$14,513	$460,756	$918,790
Non-gaming:
Hotel	60,864	—	—	60,864
Food and beverage	51,423	—	—	51,423
Retail, entertainment and other	24,037	18,764	26,889	69,690
Total non-gaming revenue	136,324	18,764	26,889	181,977
Total revenue	$579,845	$33,277	$487,645	$1,100,767

Revenue included in operations from Casino Secret from the date of its acquisition, January 5, 2023, is reported in International Interactive and was $10.0 million and $21.4 million for the three and six months ended June 30, 2023, respectively. Refer to Note 6 “Business Combinations” for further information.

Contract Assets and Contract Related Liabilities

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers were $39.9 million and $44.0 million as of June 30, 2023 and December 31, 2022, respectively.

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

Unpaid wagers include the Company’s outstanding chip liability and unpaid slot, pari-mutuel and sports betting tickets.

Liabilities related to contracts with customers as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Loyalty programs	$20,398	$20,264
Advanced deposits from customers	32,899	27,956
Unpaid wagers	10,712	14,038
Total	$64,009	$62,258

The Company recognized $9.9 million and $7.7 million of revenue related to loyalty program redemptions for the three months ended June 30, 2023 and 2022, respectively, and $17.6 million and $15.9 million for the six months ended June 30, 2023 and 2022, respectively.

6.    BUSINESS COMBINATIONS

Casinos & Resorts Acquisition

Tropicana Las Vegas - On September 26, 2022, the Company completed its acquisition of Tropicana Las Vegas. The total purchase price was $148.2 million. Cash paid by the Company at closing net of $1.7 million cash acquired, was $146.5 million, excluding transaction costs. In connection with the acquisition of Tropicana Las Vegas, the Company entered into a lease arrangement with GLPI to lease the land underlying the Tropicana Las Vegas property for an initial term of 50 years at annual rent of $10.5 million.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the Casinos & Resorts acquisition as of June 30, 2023:

(in thousands)	Tropicana Las Vegas
Preliminary(2)
Total current assets	$7,924
Property and equipment, net	136,116
Right of use assets, net	164,884
Intangible assets, net(1)	5,140
Other assets	766
Goodwill	8,794
Total current liabilities	(10,129)
Lease liabilities	(164,884)
Other long-term liabilities	(395)
Total purchase price	$148,216
__________________________________
(1)    Intangible assets include rated player relationships, a trade name and pre-bookings of $2.6 million, $1.7 million and $0.8 million, respectively, which are being amortized on a straight-line basis over their estimated useful lives of approximately 9 years, 3 years and 2 years, respectively.
(2)    The Company recorded adjustments to the preliminary purchase price allocation during the six months ended June 30, 2023 which decreased total current assets by $0.2 million, increased goodwill by $0.2 million, decreased total current liabilities by $0.1 million and increased the total purchase price by $0.1 million.

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

The Company incurred $0.8 million of acquisition costs related to the above Casino & Resorts acquisition during the three and six months ended June 30, 2023, and $0.3 million and $0.5 million during the three and six months ended June 30, 2022, respectively. There were no acquisition costs related to the International Interactive acquisition during the three months ended June 30, 2023. These costs are included within “General and administrative” of the condensed consolidated statement of operations.

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
Preliminary(2)
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
(2)    The Company did not record adjustments to the preliminary purchase price allocation during the six months ended June 30, 2023.

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

The Company incurred $1.2 million of acquisition costs related to the above International Interactive acquisition during the six months ended June 30, 2023. There were no acquisition costs related to the International Interactive acquisition during the three months ended June 30, 2023. These costs are included within “General and administrative” of the condensed consolidated statement of operations.

7.    ASSETS AND LIABILITIES HELD FOR SALE

The Company applies a criteria that must be met before an asset is classified as held for sale, including that management, with the appropriate authority, commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. The Company recognizes assets held for sale at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows do not exceed the carrying value, then an impairment charge may be recorded for any difference between fair value and the carrying value. Due to an evaluation of the expected fair value less costs to sell, during the three months ended June 30, 2023, the Company recognized impairment charges of $9.4 million and $0.3 million on goodwill and intangible assets held for sale, respectively. These charges have been accounted for within “General and administrative” in the condensed consolidated statement of operations.

As of June 30, 2023 and December 31, 2022, one of the Company’s North America Interactive businesses met the criteria to be classified as assets held for sale but did not qualify as discontinued operations as it did not represent a strategic shift having a major effect on the Company’s operations and financial results.

The major classes of assets and liabilities classified as held for sale as of June 30, 2023 and December 31, 2022 are as follows:

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	June 30, 2023	December 31, 2022
Assets:
Restricted cash, prepaid expenses and other current assets	$1,820	$3,756
Goodwill	—	9,399
Intangible assets, net	3,768	4,022
Assets held for sale(1)	$5,588	$17,177

Liabilities related to assets held for sale(1)(2)	$1,560	$3,409
__________________________________
(1)    All assets and liabilities held for sale were classified as current as it’s probable the sale will be completed within one year.
(2)    Liabilities related to assets held for sale were comprised of accounts payable and accrued liabilities.

The revenues and net loss attributable to the business classified as held for sale were immaterial for the three and six months ended June 30, 2023 and 2022.

8.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2023 and December 31, 2022, prepaid expenses and other current assets was comprised of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Services and license agreements	$30,342	$31,396
Due from payment service providers	29,009	30,621
Marketing	9,809	8,042
Deposits	8,845	2,016
Sales tax	7,697	5,900
Gaming taxes and licenses	6,362	4,644
Purse funds	4,863	8,093
Prepaid insurance	1,147	6,374
Other	5,208	3,631
Total prepaid expenses and other current assets	$103,282	$100,717

9.    PROPERTY AND EQUIPMENT

As of June 30, 2023 and December 31, 2022, property and equipment was comprised of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Land	$238,997	$259,378
Land improvements	159,328	31,197
Building and improvements	547,593	752,964
Equipment	230,325	246,340
Furniture and fixtures	67,506	63,753
Construction in process	149,047	116,181
Total property, plant and equipment	1,392,796	1,469,813
Less: Accumulated depreciation	(237,039)	(267,711)
Property and equipment, net	$1,155,757	$1,202,102

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Depreciation expense relating to property and equipment was $19.0 million and $37.6 million for the three and six months ended June 30, 2023, respectively, and $16.1 million and $32.9 million for the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2023, there was $2.1 million and $5.0 million of capitalized interest, respectively, and during the three and six months ended June 30, 2022, there was $0.4 million and $0.7 million of capitalized interest, respectively.

Bally’s Chicago

A wholly-owned indirect subsidiary of the Company, Bally’s Chicago Operating Company, LLC entered into a Lease Termination and Short Term License Agreement with Chicago Tribune Company, LLC (“Tribune”), effective March 31, 2023, which among other things provides that the Company will have possession of 777 West Chicago Avenue, Chicago Illinois 60610 (the “Permanent Chicago Site”) on or before July 5, 2024, subject to $150 million in payments by the Company to Tribune payable in full upon Tribune vacating the site on or prior to July 5, 2024 (the “Payment”). $140 million of the Payment is secured by cash-collateralized letters of credit, issued by Citizens Bank. Cash collaterals are reported as restricted cash, with the long-term portion included within Other assets, as of June 30, 2023.

The Company recorded the short-term portion of the payments of $85.6 million within “Accrued liabilities” and the remaining $49.7 million within Other long-term liabilities, with an offsetting increase to “Property and equipment, net” within the condensed consolidated balance sheets as of June 30, 2023.

10.    GOODWILL AND INTANGIBLE ASSETS

The change in carrying value of goodwill by reportable segment for the six months ended June 30, 2023 is as follows (in thousands):

	Casinos & Resorts	North America Interactive	International Interactive	Total
Goodwill as of December 31, 2022(1)	$209,257	$39,740	$1,497,205	$1,746,202
Goodwill from current year business acquisition	—	—	18,139	18,139
Effect of foreign exchange	—	160	55,015	55,175
Purchase accounting adjustments on prior year business acquisition	204	—	—	204
Goodwill as of June 30, 2023(1)	$209,461	$39,900	$1,570,359	$1,819,720
__________________________________
(1)    Amounts are shown net of accumulated goodwill impairment charges of $5.4 million and $140.4 million for Casinos and Resorts and North America Interactive, respectively.

The change in intangible assets, net for the six months ended June 30, 2023 is as follows (in thousands):

Intangible assets, net as of December 31, 2022	$1,961,938
Intangible assets from current year business combinations	29,471
Change in TRA with Sinclair(1)	(752)
Effect of foreign exchange	37,389
Internally developed software	15,503
Other intangibles acquired	10,807
Less: Amortization	(116,107)
Intangible assets, net as of June 30, 2023	$1,938,249
__________________________________
(1)    Refer to Note 2 “Significant Accounting Policies” for further information.

The Company’s identifiable intangible assets consist of the following:

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Weighted average remaining life (in years)	June 30, 2023
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Naming rights - Sinclair(1)	7.6	$313,833	$(74,474)	$239,359
Trade names	5.3	21,360	(16,738)	4,622
Hard Rock license	24.0	8,000	(2,182)	5,818
Customer relationships	5.3	964,697	(241,138)	723,559
Developed technology	5.3	265,239	(66,310)	198,929
Internally developed software	3.1	45,039	(16,856)	28,183
Gaming licenses	6.7	43,919	(8,211)	35,708
Other	2.4	5,237	(2,792)	2,445
Total amortizable intangible assets		1,667,324	(428,701)	1,238,623

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	529,171	—	529,171
Trade names	Indefinite	169,298	—	169,298
Other	Indefinite	1,157	—	1,157
Total unamortizable intangible assets		699,626	—	699,626
Total intangible assets, net		$2,366,950	$(428,701)	$1,938,249
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
__________________________________
(2)    See note (1) above.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Amortization of intangible assets was approximately $60.2 million and $58.7 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $116.1 million and $120.8 million for the six months ended June 30, 2023 and 2022, respectively.

The following table reflects the remaining amortization expense associated with the finite-lived intangible assets as of June 30, 2023:

(in thousands)
Remaining 2023	$113,069
2024	229,095
2025	220,223
2026	218,208
2027	217,555
Thereafter	240,473
Total	$1,238,623

11.    FAIR VALUE MEASUREMENTS

Except for the assets and liabilities held for sale and the corresponding impairment described in Note 7, there were no assets and liabilities measured at fair value on a nonrecurring basis. The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		June 30, 2023
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$183,611	$—	$—
Restricted cash	Restricted cash	139,237	—	—
Restricted cash	Other assets	50,000	—	—
Convertible loans	Prepaid expenses and other current assets	876	—	—
Convertible loans	Other assets	—	—	11,474
Investments in equity securities	Other assets	3,019	—	—
Investment in GLPI partnership	Other assets	—	13,891	—
Total		$376,743	$13,891	$11,474
Liabilities:
Sinclair Performance Warrants	Naming rights liabilities	$—	$—	$29,696
Total		$—	$—	$29,696

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		December 31, 2022
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$212,515	$—	$—
Restricted cash	Restricted cash	52,669	—	—
Convertible loans	Prepaid expenses and other current assets	657	—	—
Convertible loans	Other assets	—	—	10,212
Investments in equity securities	Other assets	2,395	—	—
Total		$268,236	$—	$10,212
Liabilities:
Sinclair Performance Warrants	Naming rights liabilities	$—	$—	$36,987
Contingent consideration	Accrued liabilities	—	—	8,220
Total		$—	$—	$45,207

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities:

(in thousands)	Sinclair Performance Warrants	Contingent Consideration	Convertible Loans	Total
Beginning as of December 31, 2022	$36,987	$8,220	$10,212	$55,419
Additions in the period (acquisition fair value)	—	—	500	500
Change in fair value	267	1,241	126	1,634
Ending as of March 31, 2023	$37,254	$9,461	$10,838	$57,553
Additions in the period (acquisition fair value)	—	—	500	500
Reductions in the period	—	(9,292)	—	(9,292)
Change in fair value	(7,558)	(169)	136	(7,591)
Ending as of June 30, 2023	$29,696	$—	$11,474	$41,170

(in thousands)	Sinclair Performance Warrants	Contingent Consideration	Convertible Loans	Total
Beginning as of December 31, 2021	$69,564	$34,931	$2,025	$106,520
Additions in the period (acquisition fair value)	—	—	167	167
Reductions in the period	—	(15,862)	—	(15,862)
Change in fair value	(13,379)	(5,992)	(54)	(19,425)
Ending as of March 31, 2022	$56,185	$13,077	$2,138	$71,400
Additions in the period (acquisition fair value)	—	—	500	500
Change in fair value	(20,032)	(4,376)	(152)	(24,560)
Ending as of June 30, 2022	$36,153	$8,701	$2,486	$47,340

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The gains (losses) recognized in the condensed consolidated statement of operations for derivatives not designated as hedging instruments during the three and six months ended June 30, 2023 and 2022 are as follows:

	Condensed Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2023	2022	2023	2022
Sinclair Performance Warrants	Change in value of naming rights liabilities	$7,558	$20,032	$7,291	$33,411

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

Sinclair Options

Sinclair Options are accounted for as an equity classified instrument under ASC 815, Derivatives and Hedging. The fair value of the options are based on a Black-Scholes model using Level 2 inputs, including volatility rates, risk free rates, the Company’s common stock price and expected term. The fair value of the Options was $59.7 million as of June 30, 2023 and December 31, 2022 and is recorded within “Additional paid-in-capital” in the condensed consolidated balance sheets.

Contingent Consideration

Contingent consideration related to acquisitions is recorded at fair value as a liability on the acquisition date and is remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. In connection with the acquisitions of SportCaller and MKF on February 5, 2021 and March 23, 2021, respectively, the Company recorded contingent consideration at fair value of $58.7 million as of the acquisition dates. After the acquisition dates and until the contingencies were resolved, the fair value of contingent consideration payable was adjusted each reporting period based primarily on the expected probability of achievement of the contingency targets which were subject to management’s estimate and the Company’s stock price. These changes in fair value are recognized within “Other, non-operating expenses, net” of the condensed consolidated statements of operations. During the first quarter of 2022, the Company settled contingent consideration of $15.9 million, comprised of 393,778 immediately exercisable penny warrants and 107,832 shares of Bally’s Corporation common stock and $0.1 million in cash. During the second quarter of 2023, the Company settled the remaining contingent consideration of $9.3 million, comprised of 386,926 immediately exercisable penny warrants, 103,656 shares of Bally’s Corporation common stock and a de minimus payment in cash, all in satisfaction of contingencies related to the respective acquisition agreements.

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

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$1,877,654	$1,862,783	$1,884,082	$1,872,238
5.625% Senior Notes due 2029	735,457	567,963	734,497	555,000
5.875% Senior Notes due 2031	719,059	543,776	732,976	529,905

12.    ACCRUED LIABILITIES
As of June 30, 2023 and December 31, 2022, accrued liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Gaming liabilities	$180,499	$168,386
Bally’s Chicago - land development liability	85,619	—
Compensation	67,034	60,463
Interest payable	33,508	36,173
GLPI advance deposit(1)	—	200,000
Other	100,942	108,909
Total accrued liabilities	$467,602	$573,931
__________________________________
(1)    Refer to Note 15 “Leases” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13.    RESTRUCTURING EXPENSE

On January 18, 2023, the Company announced a restructuring plan (the “Plan”) of the Interactive business intended to reduce operating costs and continue the Company’s commitment to achieving profitable operations in its North America Interactive segment. The Plan included a reduction of the Company’s current Interactive workforce by up to 15 percent. During the three and six months ended June 30, 2023, the Company incurred restructuring charges of $3.4 million and $20.3 million, respectively, attributable to the workforce reduction representing employee transition costs and severance. These costs are included within “General and administrative” of the condensed consolidated statement of operations.

The restructuring charges by segment are summarized as follows:

(in thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
North America Interactive	$1,789	$7,647
International Interactive	1,595	10,927
Other	56	1,688
Total restructuring charge	$3,440	$20,262

The restructuring activity for the six months ended June 30, 2023 is as follows:

(in thousands)	Workforce Reduction
Balance as of December 31, 2022	$—
Charges	20,262
Payments	(16,703)
Balance as of June 30, 2023	$3,559

The restructuring liability as of June 30, 2023 is included within “Accrued liabilities” on the condensed consolidated balance sheets.

14.    LONG-TERM DEBT

As of June 30, 2023 and December 31, 2022, long-term debt consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Term Loan Facility	$1,915,825	$1,925,550
Revolving Credit Facility	15,000	137,000
5.625% Senior Notes due 2029	750,000	750,000
5.875% Senior Notes due 2031	735,000	750,000
Less: Unamortized original issue discount	(25,715)	(27,729)
Less: Unamortized deferred financing fees	(42,940)	(46,266)
Long-term debt, including current portion	3,347,170	3,488,555
Less: Current portion of Term Loan and Revolving Credit Facility	(29,450)	(19,450)
Long-term debt, net of discount and deferred financing fees; excluding current portion	$3,317,720	$3,469,105

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

During the six months ended June 30, 2023, the Company repurchased and retired $15.0 million of the 2031 Notes at a weighted average price of 70.80% of the principal. In connection with the repurchase of these 2031 Notes, the Company recorded a gain on extinguishment of debt of $4.0 million recorded within “Other non-operating income (expense), net” in the condensed consolidated statements of operations.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of June 30, 2023, with the discontinuation of the LIBOR reference rate, borrowings under the credit facilities bear interest at a rate equal to, at the Company’s option, either (1) the term secured overnight financing rate (“SOFR”), adjusted for certain additional costs and subject to a floor of 0.50% in the case of term loans and 0.00% in the case of revolving loans or (2) a base rate determined by reference to the greatest of (a) the federal funds rate plus 0.50%, (b) the prime rate, (c) the one-month SOFR rate plus 1.00%, (d) solely in the case of term loans, 1.50% and (e) solely in the case of revolving loans, 1.00%, in each case of clauses (1) and (2), plus an applicable margin. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.50% or 0.375% commitment fee in respect of commitments under the Revolving Credit Facility, with the applicable commitment fee determined based on the Company’s total net leverage ratio.

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. As of June 30, 2023, the Company’s borrowings under the Revolving Credit Facility did not exceed 30% and therefore, financial covenants did not apply.

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

The Company had total operating lease liabilities of $1.22 billion and $836.1 million as of June 30, 2023 and December 31, 2022, respectively, and right of use assets of $1.19 billion and $808.9 million as of June 30, 2023 and December 31, 2022, respectively, which were included in the condensed consolidated balance sheets.

GLPI Leases

As of June 30, 2023, the Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties are leased under the terms of a master lease agreement (the “Master Lease”) with GLPI. All GLPI leases are accounted for as operating leases within the provisions of ASC 842 over the lease term or until a re-assessment event occurs. The Master Lease has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $100.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of June 30, 2023.

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

On January 3, 2023, the Company completed a transaction with GLP Capital, L.P., the operating partnership of GLPI, related to the land and real estate assets of Bally’s Tiverton and Hard Rock Biloxi for total consideration of $625.4 million. The transaction was structured as a tax-free capital contribution and a substantial portion of the proceeds was used to reduce the Company’s debt. These properties were added to the Master Lease, increasing minimum annual payments by $48.5 million. An advance deposit of $200.0 million was received in the third quarter of 2022 in connection with this agreement, which was recorded within “Accrued liabilities” in the condensed consolidated balance sheets as of December 31, 2022. During the six months ended June 30, 2023, the Company recorded a gain of $374.3 million representing the difference in the transaction price and the de-recognition of assets. This gain is reflected as “Gain on sale-leaseback” in the condensed consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In addition to the properties under the Master Lease explained above, the Company also entered into a lease with GLPI for the land associated with Tropicana Las Vegas, which the Company acquired during the third quarter of 2022. This lease has an initial term of 50 years (with a maximum term of 99 years with renewal options) at annual rent of $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of June 30, 2023.

Components of lease expense included within “General and administrative” for operating leases during the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating leases:
Operating lease cost	$36,956	$17,265	$73,775	$32,564
Variable lease cost	2,365	2,001	4,835	3,818
Operating lease expense	39,321	19,266	78,610	36,382
Short-term lease expense	3,785	4,966	6,111	8,703
Total lease expense	$43,106	$24,232	$84,721	$45,085

Supplemental cash flow and other information related to operating leases for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$33,215	$15,820	$64,992	$29,007
Right of use assets obtained in exchange for operating lease liabilities	$7,094	$148,759	$403,659	$150,122

	June 30, 2023	December 31, 2022
Weighted average remaining lease term	18.0 years	20.7 years
Weighted average discount rate	7.5%	6.7%

As of June 30, 2023, future minimum lease payments under noncancelable operating leases are as follows:

(in thousands)	June 30, 2023
Remaining 2023	$67,306
2024	137,525
2025	142,196
2026	141,949
2027	136,794
Thereafter	1,734,278
Total lease payments	2,360,048
Less: present value discount	(1,136,982)
Lease obligations	$1,223,066

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

The Company recorded land within property and equipment, net of $200.0 million with a corresponding long-term financing obligation of $200.0 million on its consolidated balance sheets as of December 31, 2022. All lease payments are recorded as interest expense and there is no reduction to the financing obligation over the lease term. Bally’s Chicago made cash payments, and recorded corresponding interest expense of $4.5 million and $8.7 million during the three and six months ended June 30, 2023, respectively.

Lessor

The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in “Non-gaming revenue” within our condensed consolidated statements of operations. The Company had lessor revenues related to the rental of hotel rooms of $51.4 million and $98.7 million for the three and six months ended June 30, 2023, respectively, and $33.9 million and $60.9 million for the three and six months ended June 30, 2022, respectively. Hotel leasing arrangements vary in duration, but are short-term in nature.

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

During the six months ended June 30, 2023, the Company granted 1,472,984 restricted awards with an aggregate intrinsic value of $27.5 million under the 2021 Incentive Plan. As of June 30, 2023, 1,322,867 shares remain available for grant under the 2021 Incentive Plan, which includes shares added back to the share pool based on share counting rules. There were 1,879,918 restricted awards outstanding as of June 30, 2023.

Share-Based Compensation

The Company recognized total share-based compensation expense of $6.3 million and $12.3 million for the three and six months ended June 30, 2023, respectively, and $6.3 million and $11.4 million for the three and six months ended June 30, 2022, respectively. The total income tax benefit for share-based compensation arrangements was $1.7 million for both the three months ended June 30, 2023 and 2022, and $3.2 million and $2.9 million for the six months ended June 30, 2023 and 2022, respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.    STOCKHOLDERS’ EQUITY

Capital Return Program

Total share repurchase activity during the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Number of common shares repurchased	748,502	—	1,774,845	350,616
Total cost	$10,705	$—	$30,458	$13,288
Average cost per share, including commissions	$14.30	$—	$17.16	$37.90

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

The Company retired 712,122 shares of its common stock held in treasury during the three months ended June 30, 2023. There were no shares retired during the three months ended June 30, 2022. The Company retired 1,738,465 and 1,146,194 shares of its common stock held in treasury during the six months ended June 30, 2023 and 2022, respectively. The shares were returned to the status of authorized but unissued shares. As of June 30, 2023, there were no shares remaining in treasury.

As of June 30, 2023 and December 31, 2022, $164.1 million and $194.6 million, respectively, remained available for use under the above-mentioned capital return program, subject to regulatory and debt agreements limitations.

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

Changes to Authorized Shares

On May 18, 2021, following receipt of required shareholder approvals, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million to 200 million, and authorize the issuance of up to 10 million shares of preferred stock. As of June 30, 2023 and December 31, 2022, no shares of preferred stock have been issued.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Shares Outstanding

As of June 30, 2023, the Company had 45,626,013 common shares issued and outstanding. The Company issued warrants, options and other contingent consideration in acquisitions and strategic partnerships that are expected to result in the issuance of common shares in future periods resulting from the exercise of warrants and options or the achievement of certain performance targets. These incremental shares are summarized below:

Sinclair Penny Warrants (Note 2)	7,911,724
Sinclair Performance Warrants (Note 2)	3,279,337
Sinclair Options(1) (Note 2)	1,639,669
MKF penny warrants (Note 11)	44,128
Telescope contingent shares (Note 11)	8,626
Outstanding awards under Equity Incentive Plans (Note 16)	1,879,918
14,763,402
__________________________________
(1)    Consists of four equal tranches to purchase shares with exercise prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing of the Sinclair Agreement.

Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2023 and 2022, respectively:

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2022	$(295,984)	$344	$(295,640)
Current period other comprehensive income	90,698	—	90,698
Accumulated other comprehensive loss at June 30, 2023	$(205,286)	$344	$(204,942)

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2021	$(25,833)	$(976)	$(26,809)
Current period other comprehensive loss	(270,355)	—	(270,355)
Accumulated other comprehensive loss at June 30, 2022	$(296,188)	$(976)	$(297,164)

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

Bally’s Chicago - Per the host community agreement the Company is required to spend at least $1.34 billion on the design, construction and equipping of the temporary casino and the permanent resort and casino. The actual cost of the development may exceed this minimum capital investment requirement. In addition, land acquisition costs and financing costs, among other types of costs, are not counted toward meeting this requirement.

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

Sponsorship Commitments

As of June 30, 2023, the Company has entered into multiple sponsorship agreements with various professional sports leagues and teams. These agreements commit a total of $106.9 million through 2036 and grant the Company rights to use official league marks for branding and promotions, among other benefits.

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

The Company’s three reportable segments as of June 30, 2023 are:

Casinos & Resorts - Includes the Company’s 15 casino and resort properties and one horse race track.

North America Interactive - A portfolio of sports betting, iGaming and free-to-play gaming brands.

International Interactive - Gamesys’ European and Asian operations.

As of June 30, 2023, the Company’s operations were predominately in the US, Europe and Asia with a less substantive footprint in other countries world-wide. For geographical reporting purposes, revenue generated outside of the US has been aggregated into the International Interactive reporting segment, and consists primarily of revenue from the UK and Japan. Revenue generated from the UK and Japan represented approximately 26% and 12% of total revenue, respectively, for the three months ended June 30, 2023, and approximately 25% and 12%, respectively for the three months ended June 30, 2022. Revenue generated from the UK and Japan represented approximately 25% and 12% of total revenue, respectively, for the six months ended June 30, 2023, and approximately 26% and 13%, respectively for the six months ended June 30, 2022. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue
Casinos & Resorts	$333,162	$299,875	$661,948	$579,845
North America Interactive	25,270	18,050	49,632	33,277
International Interactive	247,774	234,571	493,346	487,645
Total	$606,206	$552,496	$1,204,926	$1,100,767

Adjusted EBITDA(1)
Casinos & Resorts	$79,685	$88,001	$153,570	$161,791
North America Interactive	(17,685)	(20,874)	(28,248)	(40,199)
International Interactive	84,574	82,612	164,875	155,939
Other	(16,536)	(12,710)	(33,804)	(25,802)
Total	130,038	137,029	256,393	251,729

Operating income (expense)
Depreciation and amortization	(79,187)	(74,773)	(153,748)	(153,654)
Transaction costs	(16,434)	(15,520)	(38,452)	(21,543)
Restructuring	(3,440)	—	(20,262)	—
Share-based compensation	(6,290)	(6,322)	(12,330)	(11,417)
Gain on sale-leaseback	135	50,766	374,321	50,766
Impairment charges	(9,653)	—	(9,653)	—
Other	(9,187)	(5,861)	(13,555)	(8,042)
Income from operations	5,982	85,319	382,714	107,839
Other income (expense)
Interest expense, net of interest income	(67,093)	(45,828)	(130,357)	(91,513)
Other	6,811	25,444	9,421	44,923
Total other income (expense), net	(60,282)	(20,384)	(120,936)	(46,590)
(Loss) income before income taxes	(54,300)	64,935	261,778	61,249
Benefit (provision) for income taxes	28,649	(5,434)	(109,093)	141
Net (loss) income	$(25,651)	$59,501	$152,685	$61,390
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Capital Expenditures
Casinos & Resorts	$34,477	$55,808	$59,702	$104,381
North America Interactive	1,032	291	1,558	466
International Interactive	876	5,426	1,657	11,108
Other	39,483	40	56,629	126
Total	$75,868	$61,565	$119,546	$116,081

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Total assets are not regularly reviewed for each operating segment when assessing segment performance or allocating resources and accordingly, are not presented. As of June 30, 2023, the Company’s long-lived assets located outside of the US, consisting primarily of goodwill and intangible assets, were aggregated into the International Interactive reporting segment as disclosed in Note 10 “Goodwill and Intangible Assets.” Over 97% of property and equipment is located within the US.

20.    EARNINGS (LOSS) PER SHARE

Diluted earnings per share includes the determinants of basic earnings per share and, in addition, reflects the dilutive effect of the common stock deliverable for stock options, using the treasury stock method, and for RSUs, RSAs and PSUs for which future service is required as a condition to the delivery of the underlying common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net (loss) income applicable to common stockholders	$(25,651)	$59,501	$152,685	$61,390

Weighted average common shares outstanding, basic	53,942	60,506	54,173	60,263
Weighted average effect of dilutive securities	—	35	409	69
Weighted average common shares outstanding, diluted	53,942	60,541	54,582	60,332

Basic earnings per share	$(0.48)	$0.98	$2.82	$1.02
Diluted earnings per share	$(0.48)	$0.98	$2.80	$1.02
There were 5,193,897 and 5,429,361 share-based awards that were considered anti-dilutive for the three months ended June 30, 2023 and 2022, respectively, and 5,091,986 and 5,247,131 share-based awards that were considered anti-dilutive for the six months ended June 30, 2023 and 2022, respectively.

On November 18, 2020, the Company issued Penny Warrants, Performance Warrants and Options which participate in dividends with the Company’s common stock subject to certain contingencies. In the period in which the contingencies are met, those instruments are participating securities to which income will be allocated using the two-class method. The Performance Warrants and Options do not participate in net losses. The Penny Warrants were considered exercisable for little to no consideration and are therefore included in basic shares outstanding at their issuance date. For the three and six months ended June 30, 2023 and 2022, the shares underlying the Performance Warrants were anti-dilutive as certain contingencies were not met. Refer to Note 2 “Significant Accounting Policies” for further information regarding the Sinclair Agreement.

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

As of June 30, 2023, we own and manage 15 land-based casinos and one horse racetrack in ten states across the United States (“US”) operating under the Bally’s brand. Our land-based casino operations include approximately 14,700 slot machines, 500 table games and 5,300 hotel rooms, along with various restaurants, entertainment venues and other amenities. In 2021, we acquired London-based Gamesys Group Ltd. (“Gamesys”) to expand our geographical and product footprints to include an iGaming business with well-known brands providing iCasino and online bingo experiences to our global online customer base with concentrations in Europe and Asia and a growing presence in North America. Our revenues are primarily generated by these gaming and entertainment offerings. We own and operate our proprietary software and technology stack, which is designed to allow us to provide consumers differentiated offerings and exclusive content.

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

On June 22, 2023, the Governor of Rhode Island signed into law a bill authorizing Bally’s to be the exclusive provider of iGaming to Rhode Island customers for 20 years. The Company is expected to start offering iGaming services when the bill takes effect as of March 1, 2024.

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

Second Quarter 2023 and First Six Months 2023 Results

The following table presents, for the periods indicated, certain revenue and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Total revenue	$606.2	$552.5	$1,204.9	$1,100.8
Income from operations	6.0	85.3	382.7	107.8
Net (loss) income	(25.7)	59.5	152.7	61.4

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenue	100.0%	100.0%	100.0%	100.0%
Gaming and non-gaming expenses	44.7%	45.3%	44.9%	46.4%
General and administrative	41.2%	34.9%	41.6%	34.5%
Gain from sale-leaseback, net	—%	(9.2)%	(31.1)%	(4.6)%
Depreciation and amortization	13.1%	13.5%	12.8%	14.0%
Total operating costs and expenses	99.0%	84.6%	68.2%	90.2%
Income from operations	1.0%	15.4%	31.8%	9.8%
Other income (expense)
Interest expense, net	(11.1)%	(8.3)%	(10.8)%	(8.3)%
Other non-operating income, net	1.1%	4.6%	0.8%	4.1%
Total other income (expense), net	(9.9)%	(3.7)%	(10.0)%	(4.2)%
Income (loss) before income taxes	(9.0)%	11.8%	21.7%	5.6%
Provision (benefit) for income taxes	(4.7)%	1.0%	9.1%	0.0%
Net (loss) income	(4.2)%	10.8%	12.7%	5.6%
__________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Performance

The following table sets forth certain financial information associated with results of operations for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	2023	2022	$ Change
Revenue:
Gaming
Casinos & Resorts	$231,018	$225,716	$5,302	$464,125	$443,521	$20,604
North America Interactive	19,111	7,868	11,243	35,718	14,513	21,205
International Interactive	243,167	221,504	21,663	480,348	460,756	19,592
Total Gaming revenue	493,296	455,088	38,208	980,191	918,790	61,401
Non-gaming
Casinos & Resorts	102,144	74,159	27,985	197,823	136,324	61,499
North America Interactive	6,159	10,182	(4,023)	13,914	18,764	(4,850)
International Interactive	4,607	13,067	(8,460)	12,998	26,889	(13,891)
Total Non-gaming revenue	112,910	97,408	15,502	224,735	181,977	42,758
Total revenue	$606,206	$552,496	$53,710	$1,204,926	$1,100,767	$104,159
Operating costs and expenses:
Gaming
Casinos & Resorts	$79,927	$78,714	$1,213	$162,350	$155,095	$7,255
North America Interactive	20,463	14,472	5,991	37,772	21,801	15,971
International Interactive	118,549	110,865	7,684	236,478	246,367	(9,889)
Total Gaming expenses	218,939	204,051	14,888	436,600	423,263	13,337
Non-gaming
Casinos & Resorts	47,266	34,615	12,651	92,545	64,663	27,882
North America Interactive	2,960	3,028	(68)	5,165	4,346	819
International Interactive	2,050	8,741	(6,691)	6,910	18,012	(11,102)
Total Non-gaming expenses	52,276	46,384	5,892	104,620	87,021	17,599
General and administrative
Casinos & Resorts	129,883	104,143	25,740	258,000	203,730	54,270
North America Interactive	35,467	24,798	10,669	60,397	51,842	8,555
International Interactive	48,470	33,237	15,233	106,397	68,552	37,845
Other	36,137	30,557	5,580	76,771	55,632	21,139
Total General and administrative	$249,957	$192,735	$57,222	$501,565	$379,756	$121,809
Margins:
Gaming expenses as a percentage of Gaming revenue	44%	45%		45%	46%
Non-gaming expenses as a percentage of Non-gaming revenue	46%	48%		47%	48%
General and administrative as a percentage of Total revenue	41%	35%		42%	34%

Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

Total Revenue

Total revenue for the three and six months ended June 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Gaming	$493,296	$455,088	$38,208	8.4%	$980,191	$918,790	$61,401	6.7%
Hotel	51,391	33,929	17,462	51.5%	98,723	60,864	37,859	62.2%
Food and beverage	35,224	27,435	7,789	28.4%	68,832	51,423	17,409	33.9%
Retail, entertainment and other	26,295	36,044	(9,749)	(27.0)%	57,180	69,690	(12,510)	(18.0)%
Total revenue	$606,206	$552,496	$53,710	9.7%	$1,204,926	$1,100,767	$104,159	9.5%

Revenue for the three months ended June 30, 2023 increased $53.7 million, to $606.2 million, from $552.5 million in the same period last year. Revenue for the six months ended June 30, 2023 increased $104.2 million, to $1.20 billion, from $1.10 billion in the same period last year. We saw gaming, hotel, and food and beverage increase, through organic growth at several of our casino properties. Additionally, we saw incremental revenue from our recent acquisitions of Tropicana Las Vegas and Casino Secret (collectively “Recent Acquisitions”) of $35.3 million and $70.5 million for the three and six months ended June 30, 2023, respectively.

Gaming and Non-gaming Expenses

Gaming expenses for the three months ended June 30, 2023 increased $14.9 million to $218.9 million from $204.1 million in the prior year comparable period and increased $13.3 million to $436.6 million for the six months ended June 30, 2023 from the prior year comparable period. These increases were primarily attributable to the inclusion of expenses from our Recent Acquisitions which contributed, in the aggregate, $8.7 million and $17.5 million, during the three and six months ended June 30, 2023, respectively.

Non-gaming expenses for the three months ended June 30, 2023 increased $5.9 million from $46.4 million in the same period last year and for the six months ended June 30, 2023 increased $17.6 million from $87.0 million compared to the same period last year. These increases were primarily attributable to the addition of our Tropicana Las Vegas casino property, which contributed incremental non-gaming expenses of $11.0 million and $21.7 million, during the three and six months ended June 30, 2023, respectively.

General and Administrative

General and administrative expenses for the three months ended June 30, 2023 increased $57.2 million to $250.0 million from $192.7 million in the same period last year. General and administrative expenses for the six months ended June 30, 2023 increased $121.8 million from $379.8 million in the same period last year. These increases were primarily attributable to higher operating lease expenses, restructuring charges related to the Interactive business workforce reduction in the current year, increased acquisition and transaction related costs, impairment charges related to the assets held for sale, and general and administrative expenses attributable to our Recent Acquisitions.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2023 was $79.2 million, an increase of $4.4 million, and $153.7 million for the six months ended June 30, 2023, an increase of $0.1 million, each compared to the same period last year. These increases were mainly attributable to the inclusion of expenses from our Recent Acquisitions.

Income From Operations

Income from operations was $6.0 million for the three months ended June 30, 2023, compared to $85.3 million in the comparable period in 2022. Income from operations was $382.7 million for the six months ended June 30, 2023, compared to $107.8 million in the corresponding period in 2022. These changes year-over-year were driven by a gain on sale-leaseback recorded during the current year related to our Hard Rock Biloxi and Bally’s Tiverton properties, organic revenue growth, benefits from our Recent Acquisitions, and offset by increased general and administrative expenses and impairment charges on assets held for sale.

Other Income (Expense)

Total other expense increased $39.9 million to $60.3 million for the three months ended June 30, 2023 and $74.3 million to $120.9 million for the six months ended June 30, 2023, each compared to the same periods last year. These increases in other expenses were primarily attributable to increased interest expense on our borrowings year-over-year and a decrease in gains on our naming rights liability for performance warrants associated with our contracts with Sinclair.

Provision (Benefit) for Income Taxes

Benefit for income taxes for the three months ended June 30, 2023 was $28.6 million compared to a provision of $5.4 million for the three months ended June 30, 2022. The effective tax rate for the quarter was 52.8% compared to 8.4% for the three months ended June 30, 2022. The provision for income taxes for the six months ended June 30, 2023 was $109.1 million compared to a benefit for income taxes of $0.1 million for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 was 41.7% compared to (0.2)% for the six months ended June 30, 2022. The 2023 year to date effective tax rate was higher than the US federal statutory tax rate of 21%, largely due to an increase in the valuation allowance and a tax liability for a discrete item related to the deferred gain on sale leaseback transactions in Mississippi and Rhode Island.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024 and January 1, 2025, for different aspects of the directive. A significant number of other countries are also implementing similar legislation. The Company is currently in the process of evaluating the impact of this on its consolidated financial statements.

Net Income (Loss) and Earnings (Loss) Per Share

Net loss for the three months ended June 30, 2023 was $25.7 million, or ($0.48) per diluted share, compared to net income of $59.5 million, or $0.98 per diluted share, in the same period last year.

Net income for the six months ended June 30, 2023 was $152.7 million, an increase of $91.3 million, or 148.7%, from $61.4 million, or $1.02 per diluted share, in the same period last year.

Adjusted EBITDA and Adjusted EBITDAR by Segment

Consolidated Adjusted EBITDA was $130.0 million for the three months ended June 30, 2023, a decrease of $7.0 million, or 5.1%, from $137.0 million in the same period last year. Consolidated Adjusted EBITDA was $256.4 million for the six months ended June 30, 2023, an increase of $4.7 million, or 1.9%, from $251.7 million in the same period last year.

Adjusted EBITDA for the Casinos & Resorts segment for the three months ended June 30, 2023 decreased $8.3 million to $79.7 million and decreased $8.2 million to $153.6 million for the six months ended June 30, 2023, each compared to the same prior year period. Casinos & Resorts Adjusted EBITDAR was $111.0 million and $216.1 million for the three and six months ended June 30, 2023, respectively, which further adjusts Adjusted EBITDA for rent expense associated with our operating leases, as defined below. The decrease in adjusted EBITDA is a result of higher rent expenses due to the sale leaseback of the Company’s Biloxi and Tiverton properties, partially offset by organic growth.

Adjusted EBITDA for the International Interactive segment for the three months ended June 30, 2023 increased $2.0 million, or 2.4%, to $84.6 million and increased $8.9 million, or 5.7%, to $164.9 million for the six months ended June 30, 2023, each compared to the same prior year period. These increases were mainly due to stronger performance in the United Kingdom during the current year.

Adjusted EBITDA loss for the North America Interactive segment for the three and six months ended June 30, 2023 was $(17.7) million and $(28.2) million, respectively, compared to adjusted EBITDA losses of $(20.9) million and $(40.2) million for the three and six months ended June 30, 2022, respectively. These reductions in adjusted EBITDA losses are largely driven by stronger performance in New Jersey, coupled with cost-savings in connection with the execution of the restructuring plan of our interactive business.

The following tables reconcile Adjusted EBITDA and Casinos & Resorts Adjusted EBITDAR, non-GAAP measures, to net income, as derived from our financial statements (in thousands):

Three Months Ended June 30, 2023 (in thousands)	Casinos & Resorts	International Interactive	North America Interactive	Other	Total
Net income (loss)	$26,733	$35,497	$(35,455)	$(52,426)	$(25,651)
Interest expense, net of interest income	6	(343)	1	67,429	67,093
Provision (benefit) for income taxes	10,779	483	(11,085)	(28,826)	(28,649)
Depreciation and amortization	17,448	44,391	9,517	7,831	79,187
Non-operating (income) expense (1)	1,001	(1,008)	1,554	(6,942)	(5,395)
Foreign exchange (gain) loss	(1)	(315)	1,580	375	1,639
Transaction costs(2)	—	3,405	150	12,879	16,434
Restructuring charges(3)	—	1,595	1,789	56	3,440
Decommissioning costs(4)	—	927	1,416	—	2,343
Share-based compensation	—	—	—	6,290	6,290
Gain on sale-leaseback, net	(135)	—	—	—	(135)
Planned business divestiture(5)	—	—	190	—	190
Impairment charges	—	—	9,653	—	9,653
Other, net(6)	544	(58)	2,737	376	3,599
Allocation of corporate costs	23,310	—	268	(23,578)	—
Adjusted EBITDA	$79,685	$84,574	$(17,685)	$(16,536)	$130,038
Rent expense associated with triple net operating leases(7)	31,320
Adjusted EBITDAR	$111,005
__________________________________
(1)    Non-operating (income) expense includes: (i) change in value of naming rights liabilities, (ii) non-operating items of equity method investments including our share of net income or loss on an investment and depreciation expense related to our Rhode Island joint venture, and (iii) other (income) expense, net.
(2)    Includes financing costs incurred in connection with the Hard Rock Biloxi and Tiverton sale lease-back transactions, and acquisition, integration and other transaction related costs.
(3)    Restructuring costs related to the Interactive business workforce reduction, as described in Note 13.
(4)    Costs related to the decommissioning of the Company's sports betting platform in favor of outsourcing the platform solution to third parties.
(5)    Losses related to a North America Interactive business that Bally’s is marketing as held-for-sale as of June 30, 2023.
(6)    Other includes the following items: (i) non-routine legal expenses and settlement charges for matters outside the normal course of business, (ii) demolition costs related to a failed parking garage structure at our Bally’s Atlantic City property, and (iii) other individually de minimis expenses.
(7)    Consists of the operating lease components contained within our triple net master lease dated June 4, 2021 with GLPI for the real estate assets used in the operation of Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Hard Rock Biloxi and Bally’s Tiverton, the individual triple net lease with GLPI for the land underlying the operations of Tropicana Las Vegas, and the triple net lease assumed in connection with the acquisition of Bally’s Lake Tahoe for real estate and land underlying the operations of the Bally’s Lake Tahoe facility.

Three Months Ended June 30, 2022 (in thousands)	Casinos & Resorts	International Interactive	North America Interactive	Other	Total
Net income (loss)	$70,775	$42,504	$(24,766)	$(29,012)	$59,501
Interest expense, net of interest income	(10)	(130)	(1)	45,969	45,828
Provision (benefit) for income taxes	27,229	(5,399)	(5,758)	(10,638)	5,434
Depreciation and amortization	14,757	44,311	7,273	8,432	74,773
Non-operating (income) expense(1)	—	698	7	(24,336)	(23,631)
Foreign exchange loss	—	(263)	(1,548)	(2)	(1,813)
Transaction costs(2)	3,018	884	487	11,131	15,520
Share-based compensation	—	—	—	6,322	6,322
Gain on sale-leaseback	(50,766)	—	—	—	(50,766)
Other, net(3)	2,580	—	2,887	394	5,861
Allocation of corporate costs	20,418	7	545	(20,970)	—
Adjusted EBITDA	$88,001	$82,612	$(20,874)	$(12,710)	$137,029
__________________________________
(1)    Non-operating (income) expense includes: (i) change in value of naming rights liabilities, (ii) adjustment on bargain purchases and, (iii) other (income) expense, net.
(2)    Includes acquisition costs, integration costs related to our Interactive business and financing related expenses, including costs incurred to address the Standard General takeover bid, the tender offer process and rent expense related to Bally's Black Hawk and Quad Cities properties as the Company entered into sale lease-back transactions associated with these properties to finance the Tropicana Las Vegas property acquisition.
(3)    Other includes the following non-recurring items: (i) non-routine legal expenses, net of recoveries for matters outside the normal course of business, (ii) other individually de minimis expenses.

Six Months Ended June 30, 2023 (in thousands)	Casinos & Resorts	International Interactive	North America Interactive	Other	Total
Net income (loss)	$359,618	$51,077	$(52,989)	$(205,021)	$152,685
Interest expense, net of interest income	13	(529)	—	130,873	130,357
Provision (benefit) for income taxes	85,753	825	(18,727)	41,242	109,093
Depreciation and amortization	34,638	90,453	12,992	15,665	153,748
Non-operating (income) expense(1)	1,962	(805)	769	(11,178)	(9,252)
Foreign exchange (gain) loss	(3)	2,540	3,646	(236)	5,947
Transaction costs(2)	—	8,914	1,383	28,155	38,452
Restructuring charges(3)	—	10,927	7,647	1,688	20,262
Decommissioning costs(4)	—	927	1,416	—	2,343
Share-based compensation	—	—	—	12,330	12,330
Gain on sale-leaseback, net	(374,321)	—	—	—	(374,321)
Planned business divestiture(5)	—	—	2,054	—	2,054
Impairment charges	—	—	9,653	—	9,653
Other, net(6)	(1,599)	546	3,301	794	3,042
Allocation of corporate costs	47,509	—	607	(48,116)	—
Adjusted EBITDA	$153,570	$164,875	$(28,248)	$(33,804)	$256,393
Rent expense associated with triple net operating leases(7)	62,558
Adjusted EBITDAR	$216,128
__________________________________
(1)    Non-operating (income) expense includes: (i) change in value of naming rights liabilities, (ii) gain on extinguishment of debt, (iii) non-operating items of equity method investments including our share of net income or loss on an investment and depreciation expense related to our Rhode Island joint venture, and (iv) other (income) expense, net.
(2)    Includes financing costs incurred in connection with the Hard Rock Biloxi and Tiverton sale lease-back transactions and acquisition, integration and other transaction related costs.
(3)    Restructuring costs related to the Interactive business workforce reduction, as described in Note 13.
(4)    Costs related to the decommissioning of the Company's sports betting platform in favor of outsourcing the platform solution to third parties.
(5)    Losses related to a North America Interactive business that Bally’s is marketing as held-for-sale as of June 30, 2023.
(6)    Other includes the following items: (i) non-routine legal expenses and settlement charges for matters outside the normal course of business, (ii) demolition costs related to a failed parking garage structure at our Bally’s Atlantic City property, and (iii) other individually de minimis expenses.
(7)    Consists of the operating lease components contained within our triple net master lease dated June 4, 2021 with GLPI for the real estate assets used in the operation of Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Hard Rock Biloxi and Bally’s Tiverton, the individual triple net lease with GLPI for the land underlying the operations of Tropicana Las Vegas, and the triple net lease assumed in connection with the acquisition of Bally’s Lake Tahoe for real estate and land underlying the operations of the Bally’s Lake Tahoe facility.

Six Months Ended June 30, 2022 (in thousands)	Casinos & Resorts	International Interactive	North America Interactive	Other	Total
Net income (loss)	$98,798	$71,312	$(50,139)	$(58,581)	$61,390
Interest expense, net of interest income	(6)	36	(3)	91,486	91,513
Provision (benefit) for income taxes	36,457	(8,566)	(8,642)	(19,390)	(141)
Depreciation and amortization	30,110	90,375	16,247	16,922	153,654
Non-operating (income) expense(1)	—	393	7	(43,328)	(42,928)
Foreign exchange (gain) loss	—	1,157	(3,143)	(9)	(1,995)
Transaction costs(2)	3,018	1,225	776	16,524	21,543
Share-based compensation	—	—	—	11,417	11,417
Gain on sale-leaseback, net	(50,766)	—	—	—	(50,766)
Other, net(3)	2,416	—	3,737	1,889	8,042
Allocation of corporate costs	41,764	7	961	(42,732)	—
Adjusted EBITDA	$161,791	$155,939	$(40,199)	$(25,802)	$251,729
__________________________________
(1)    Non-operating (income) expense includes: (i) change in value of naming rights liabilities, (ii) gain (adjustment) on bargain purchases, (iii) loss on extinguishment of debt and (iv) other (income) expense, net.

(2)    Includes acquisition costs, integration costs related to our Interactive business and financing related expenses, including costs incurred to address the Standard General takeover bid, the tender offer process and rent expense related to Bally's Black Hawk and Quad Cities properties as the Company entered into sale lease-back transactions associated with these properties to finance the Tropicana Las Vegas property acquisition.
(3)    Other includes the following items: (i) non-routine legal expenses, net of recoveries for matters outside the normal course of business, (ii) storm related gains related to insurance recoveries received due to the effects of Hurricane Zeta on the Company’s Hard Rock Biloxi property, (iii) rebranding expenses in connection with Bally’s corporate name change, and (iv) other individually de minimis expenses.

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

Cash Flows Summary

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$64,050	$164,544
Net cash provided by (used in) investing activities	223,976	(55,834)
Net cash used in financing activities	(174,519)	(140,790)
Effect of foreign currency on cash and cash equivalents	(4,195)	(11,404)
Change in cash and cash equivalents and restricted cash held for sale	(1,648)	—
Net change in cash and cash equivalents and restricted cash	107,664	(43,484)
Cash and cash equivalents and restricted cash, beginning of period	265,184	274,840
Cash and cash equivalents and restricted cash, end of period	$372,848	$231,356

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2023 was $64.1 million, compared to net cash provided by operating activities of $164.5 million for the six months ended June 30, 2022. The increase in cash used in operating activities was primarily driven by the $323.6 million increase in gain on sale-leaseback, coupled with negative changes in working capital, offset by an increase in net income of $91.3 million from the prior year.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $224.0 million, an increase of $279.8 million compared to net cash used in investing activities of $55.8 million for the six months ended June 30, 2022. The increase in cash provided by investing activities was driven by proceeds from sale-leaseback transactions year-over-year.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 was $174.5 million compared to net cash used in financing activities of $140.8 million for the six months ended June 30, 2022. This increase was mainly attributable to a decrease in the issuance of long-term debt compared to prior year, coupled with the increase in stock repurchases, and partially offset by the decrease in repayments of long-term debt year-over-year.

Capital Return Program

During the six months ended June 30, 2023, we repurchased 1,774,845 common shares for an aggregate price of $30.5 million under our previously announced capital return program. As of June 30, 2023, there was $164.1 million available for use under the capital return program, subject to limitations in our regulatory and debt agreements.

We did not pay cash dividends during the six months ended June 30, 2023 or 2022, nor do we currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.

Debt and Lease Obligations

Senior Notes

On August 20, 2021, we issued $750.0 million aggregate principal amount of 5.625% senior notes due 2029 and $750.0 million aggregate principal amount of 5.875% Senior Notes due 2031 (together, the “Senior Notes”).

During the six months ended June 30, 2023, the Company repurchased and retired $15.0 million of the Senior Notes due 2031 at a weighted average price of 70.80% of the principal. In connection with the repurchase of these Senior Notes due 2031, the Company recorded a gain on extinguishment of debt of $4.0 million.

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

Refer to Note 14 “Long-Term Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Operating Leases

The Company is committed under various operating lease agreements for real estate and property used in operations. Minimum rent payable under operating leases was $2.36 billion as of June 30, 2023. Refer to Note 15 “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

GLPI Leases

As of June 30, 2023, the Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties were leased under the terms of a master lease agreement (the “Master Lease”) with GLPI. The Master Lease has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $100.5 million, subject to a minimum 1% annual escalation or greater escalation dependent on CPI.

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

Financing Obligation

Bally’s Chicago Operating Company, LLC, an indirect wholly-owned subsidiary of the Company, leases the land on which Bally’s Chicago will be built. The lease commenced November 18, 2022 and has a 99-year term followed by ten separate 20-year renewals at the Company’s option. As of June 30, 2023, the Company has recorded this lease as a corresponding long-term financing obligation of $200.0 million.

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

For the six months ended June 30, 2023, capital expenditures were $119.5 million compared to $116.1 million in the same period last year. In the first half of 2023, we continued our spending on maintenance and planned projects at our casino properties, making significant progress on our Bally’s Twin River and Bally’s Atlantic City properties. Our 2023 capital expenditures are expected to continue to be less than those of 2022 as we focus on generating cash flows to invest in long-term growth opportunities for the entire Bally’s portfolio.

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

Bally’s Chicago - On June 9, 2022, a wholly-owned indirect subsidiary of the Company, Bally’s Chicago Operating Company, LLC (the “Developer”), signed a host community agreement with the City of Chicago to develop a destination casino resort, to be named Bally’s Chicago, in downtown Chicago, Illinois that will include approximately 3,400 slot machines, 170 table games, 10 food and beverage venues, 500 hotel rooms, a 65,000 square foot entertainment and event center, a 20,000 square foot exhibition, outdoor music venue, 3,300 parking spaces and an outdoor green space. The project also provides the Company with the exclusive right to operate a temporary casino for up to three years while the permanent casino resort is constructed. The temporary casino is expected to be situated in the location of the current Medinah Temple and will include approximately 1,000 gaming positions and 2 food and beverage venues. The Company expects the temporary casino to open in the second half of 2023, and currently estimates the permanent casino construction to be completed by the end of 2026.

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

In furtherance of these obligations, the host community agreement requires us to spend at least $1.34 billion on the design, construction and equipping of our temporary casino and our permanent resort and casino. The actual cost of the development may exceed this minimum capital investment requirement. In addition, land acquisition costs and financing costs, among other types of costs, are not counted toward meeting this requirement.

Chicago Tribune Lease Termination - Bally’s Chicago Operating Company, LLC entered into a Lease Termination and Short Term License Agreement with Chicago Tribune Company, LLC (“Tribune”), effective March 31, 2023, which among other things provides that the Company will have possession of 777 West Chicago Avenue, Chicago Illinois 60610 (the “Permanent Chicago Site”) on or before July 5, 2024, subject to $150 million in payments by the Company to Tribune payable in full upon Tribune vacating the site on or prior to July 5, 2024 (the “Payment”). $140 million of the Payment is secured by cash-collateralized letters of credit, issued by Citizens Bank. Cash collaterals are reported as restricted cash , with the long-term portion included within Other assets, as of June 30, 2023.

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

Other Commitments

Sponsorship Commitments - The Company has entered into several sponsorship agreements with various professional sports leagues and teams, allowing the Company use of official league marks for branding and promotions, among other rights. As of June 30, 2023, obligations related to these agreements were $106.9 million, with contracts extending through June 2036.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements and foreign currency risk attributable to our operations outside of the US. Inflation generally affects us by increasing our cost of labor. Bally’s does not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2023 and 2022.

Interest Rate Risk

As of June 30, 2023, interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On June 30, 2023, we had $1.93 billion of variable rate debt outstanding under our Term Loan and Revolving Credit Facilities and $1.49 billion of unsecured senior notes. Based upon a sensitivity analysis of our debt levels on June 30, 2023, a hypothetical increase of 1% in the effective interest rate would cause an increase in interest expense of approximately $19.3 million over the next 12 months while a decrease of 1% in the effective interest rate, not to exceed the interest rate floor, would cause a decrease in interest expense of approximately $19.3 million over the same period.

We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2023 and 2022.

Foreign Currency Risk

We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the US. A vast majority of our revenues are from the UK market and are conducted in British Pound Sterling (“GBP”) and are therefore susceptible to any movements in exchange rates between the GBP and USD. Foreign currency transaction losses for the three and six months ended June 30, 2023 were $1.6 million and $5.9 million, respectively, while foreign currency transaction gains for the three and six months ended June 30, 2022 were $1.8 million and $2.0 million, respectively. Movements in currency exchange rates could impact the translation of assets and liabilities of these foreign operations which are translated at the exchange rate in effect on the balance sheet date. We have not historically used operational hedges or forward currency exchange rate contracts to manage the impact of currency exchange rate fluctuations on earnings and cash flows.

ITEM 4.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures for the reporting period ended June 30, 2023 as such terms is defined in Rule 13a-15(f) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that the Company’s controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended June 30, 2023 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	—	$—		—	$174,805
May 1, 2023 - May 31, 2023	475	14.50		475	167,916
June 1, 2023 - June 30, 2023	274	13.95		274	164,100
	749	$14.30	(a)	749	$164,100
__________________________________
(a)    Weighted-average.

ITEM 5.    OTHER INFORMATION

During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.1**
Employment Agreement, dated May 8, 2023, by and between Bally’s Corporation and Marcus Glover (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38850) filed on May 9, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Quarterly report on Form 10-Q for the quarter ended June 30, 2023, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.
**    Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 3, 2023.

BALLY’S CORPORATION

By:	/s/ MARCUS GLOVER
Marcus Glover
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ ROBESON M. REEVES
Robeson M. Reeves
Chief Executive Officer
(Principal Executive Officer)