Form 10-Q
period 2023-09-30
Bally's Corp
filed 2023-11-03
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 27, 2023, the number of shares of the registrant’s $0.01 par value common stock outstanding was 45,622,485.
For additional information regarding the Company’s shares outstanding, refer to Note 18 “Stockholders’ Equity.”

BALLY’S CORPORATION

PART I.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements
BALLY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$178,526	$212,515
Restricted cash	119,311	52,669
Accounts receivable, net	73,373	71,673
Inventory	14,994	14,191
Tax receivable	16,268	53,771
Prepaid expenses and other current assets	142,492	100,717
Assets held for sale	5,588	17,177
Total current assets	550,552	522,713
Property and equipment, net	1,191,756	1,202,102
Right of use assets, net	1,171,948	808,926
Goodwill	1,866,310	1,746,202
Intangible assets, net	2,010,112	1,961,938
Deferred tax asset	28,532	25,544
Other assets	110,163	32,688
Total assets	$6,929,373	$6,300,113
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$19,450	$19,450
Current portion of lease liabilities	48,936	32,929
Accounts payable	211,906	70,071
Accrued income taxes	79,139	56,012
Accrued liabilities	481,855	573,931
Liabilities related to assets held for sale	1,400	3,409
Total current liabilities	842,686	755,802
Long-term debt, net	3,425,496	3,469,105
Long-term portion of financing obligation	200,000	200,000
Long-term portion of lease liabilities	1,163,970	803,212
Deferred tax liability	217,330	138,017
Commercial rights liabilities	92,357	109,807
Other long-term liabilities	90,467	17,923
Total liabilities	6,032,306	5,493,866
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 shares authorized; 45,616,627 and 46,670,057 shares issued; 45,616,627 and 46,670,057 shares outstanding)	456	466
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,600,115	1,636,366
Treasury stock, at cost	—	—
Accumulated deficit	(412,628)	(535,373)
Accumulated other comprehensive loss	(291,304)	(295,640)
Total Bally’s Corporation stockholders’ equity	896,639	805,819
Non-controlling interest	428	428
Total stockholders’ equity	897,067	806,247
Total liabilities and stockholders’ equity	$6,929,373	$6,300,113
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Gaming	$508,895	$465,733	$1,489,086	$1,384,523
Non-gaming	123,582	112,516	348,317	294,493
Total revenue	632,477	578,249	1,837,403	1,679,016

Operating (income) costs and expenses:
Gaming	229,131	197,196	665,731	620,459
Non-gaming	58,041	53,494	162,661	140,515
General and administrative	230,582	200,044	732,147	579,800
Gain from sale-leaseback, net	—	—	(374,321)	(50,766)
Depreciation and amortization	77,487	73,853	231,235	227,507
Total operating costs and expenses	595,241	524,587	1,417,453	1,517,515
Income from operations	37,236	53,662	419,950	161,501

Other income (expense):
Interest expense, net	(70,630)	(53,572)	(200,987)	(145,085)
Other non-operating income, net	15,528	1,640	24,949	46,563
Total other income (expense), net	(55,102)	(51,932)	(176,038)	(98,522)

(Loss) income before income taxes	(17,866)	1,730	243,912	62,979
Provision for income taxes	43,936	1,137	153,029	996
Net (loss) income	$(61,802)	$593	$90,883	$61,983

Basic (loss) earnings per share	$(1.15)	$0.01	$1.68	$1.05
Weighted average common shares outstanding - basic	53,580	57,020	53,961	59,170
Diluted (loss) earnings per share	$(1.15)	$0.01	$1.67	$1.05
Weighted average common shares outstanding - diluted	53,580	57,062	54,276	59,238
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(61,802)	$593	$90,883	$61,983
Other comprehensive (loss) income:
Foreign currency translation adjustments	(89,166)	(213,193)	1,532	(483,548)
Net unrealized derivative gain on cash flow hedges, net of tax	2,593	—	2,593	—
Net unrealized derivative gain on net investment hedges, net of tax	211	—	211	—
Other comprehensive (loss) income	(86,362)	(213,193)	4,336	(483,548)
Total comprehensive (loss) income	$(148,164)	$(212,600)	$95,219	$(421,565)

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2022	46,670,057	$466	$1,636,366	$—	$(535,373)	$(295,640)	$428	$806,247
Issuance of restricted stock and other stock awards	124,050	1	(1,332)	—	—	—	—	(1,331)
Share-based compensation	—	—	6,040	—	—	—	—	6,040
Retirement of treasury shares	—	(10)	(35,987)	19,753	16,244	—	—	—
Share repurchases	(1,026,343)	—	—	(19,753)	—	—	—	(19,753)
Other comprehensive income	—	—	—	—	—	52,073	—	52,073
Net income	—	—	—	—	178,336	—	—	178,336
Balance as of March 31, 2023	45,767,764	$457	$1,605,087	$—	$(340,793)	$(243,567)	$428	$1,021,612
Issuance of restricted stock and other stock awards	125,842	1	(495)	529	—	—	—	35
Share-based compensation	—	—	6,290	—	—	—	—	6,290
Retirement of treasury shares	—	(7)	(25,279)	10,176	14,805	—	—	(305)
Share repurchases	(748,502)	—	—	(10,705)	—	—	—	(10,705)
Issuance of MKF penny warrants	—	—	7,371	—	—	—	—	7,371
Penny warrants exercised	377,253	4	—	—	—	—	—	4
Settlement of consideration to SportCaller	103,656	1	1,883	—	—	—	—	1,884
Other comprehensive income	—	—	—	—	—	38,625	—	38,625
Net loss	—	—	—	—	(25,651)	—	—	(25,651)
Balance as of June 30, 2023	45,626,013	$456	$1,594,857	$—	$(351,639)	$(204,942)	$428	$1,039,160
Issuance of restricted stock and other stock awards	31,065	—	(180)	—	—	—	—	(180)
Share-based compensation	—	—	6,257	—	—	—	—	6,257
Retirement of treasury shares	—	—	(1,420)	601	813	—	—	(6)
Settlement of consideration - Bally’s Interactive	(40,451)	—	601	(601)	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(86,362)	—	(86,362)
Net loss	—	—	—	—	(61,802)	—	—	(61,802)
Balance as of September 30, 2023	45,616,627	$456	$1,600,115	$—	$(412,628)	$(291,304)	$428	$897,067

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2021	52,254,477	$530	$1,849,068	$(29,166)	$(181,581)	$(26,809)	$3,760	$1,615,802
Issuance of restricted stock and other stock awards	122,849	1	(2,534)	—	—	—	—	(2,533)
Share-based compensation	—	—	5,095	—	—	—	—	5,095
Stock options exercised	20,000	—	86	—	—	—	—	86
Penny warrants exercised	383,934	4	—	—	—	—	—	4
Retirement of treasury shares	—	(11)	(35,200)	42,454	(7,243)	—	—	—
Share repurchases	(350,616)	—	—	(13,288)	—	—	—	(13,288)
Issuance of MKF penny warrants	—	—	12,010	—	—	—	—	12,010
Settlement of consideration to SportCaller	107,832	1	3,699	—	—	—	—	3,700
Other comprehensive loss	—	—	—	—	—	(71,542)	—	(71,542)
Net income	—	—	—	—	1,889	—	—	1,889
Balance as of March 31, 2022	52,538,476	$525	$1,832,224	$—	$(186,935)	$(98,351)	$3,760	$1,551,223
Issuance of restricted stock	38,775	—	(308)	—	—	—	—	(308)
Share-based compensation	—	—	6,322	—	—	—	—	6,322
Other comprehensive loss	—	—	—	—	—	(198,813)	—	(198,813)
Net income	—	—	—	—	59,501	—	—	59,501
Balance as of June 30, 2022	52,577,251	$525	$1,838,238	$—	$(127,434)	$(297,164)	$3,760	$1,417,925
Issuance of restricted stock	14,239	—	(41)	—	—	—	—	(41)
Share-based compensation	—	—	6,715	—	—	—	—	6,715
Retirement of treasury shares	—	(54)	(187,677)	119,254	68,477	—	—	—
Share repurchases (including tender offer)	(5,368,334)	—	—	(119,254)	—	—	—	(119,254)
Conversion of non-controlling interest - Telescope	64,145	1	3,187	—	—	—	(3,188)	—
Other comprehensive loss	—	—	—	—	—	(213,193)	—	(213,193)
Net income	—	—	—	—	593	—	—	593
Balance as of September 30, 2022	47,287,301	$472	$1,660,422	$—	$(58,364)	$(510,357)	$572	$1,092,745
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$90,883	$61,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231,235	227,507
Non-cash lease expense	42,835	22,938
Share-based compensation	18,587	18,132
Impairment charges	9,653	—
Amortization of debt discount and debt issuance costs	8,482	8,122
Gain from insurance recoveries	—	(1,263)
Gain on sale-leaseback	(374,321)	(50,766)
Gain on extinguishment of debt	(4,044)	—
Deferred income taxes	59,774	(42,848)
Loss (gain) on assets and liabilities measured at fair value	12	(437)
Gain on equity method investments	(5,344)	—
Change in value of commercial rights liabilities	(11,967)	(33,448)
Change in contingent consideration payable	1,024	(10,386)
Adjustment on bargain purchase	—	107
Foreign exchange gain	(2,512)	(2,227)
Other operating activities	8,021	5,309
Changes in operating assets and liabilities	46,041	22,593
Net cash provided by operating activities	118,359	225,316
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(93,451)	(146,484)
Proceeds from sale-leaseback	411,000	150,000
Advance deposit in connection with sale-leaseback transactions	—	200,000
Capital expenditures	(266,231)	(167,363)
Insurance proceeds	—	1,265
Cash paid for internally developed software	(35,903)	(45,785)
Acquisition of gaming licenses	(10,150)	(53,030)
Purchase of equity securities	—	(3,175)
Other intangible asset acquisitions	—	(1,825)
Other investing activities	(7,512)	(3,058)
Net cash used in investing activities	(2,247)	(69,455)
Cash flows from financing activities:
Issuance of long-term debt	198,000	335,000
Repayments of long-term debt	(245,208)	(359,588)
Payment of deferred consideration	—	(30,025)
Share repurchases	(30,458)	(132,542)
Other financing activities	(1,894)	(2,793)
Net cash used in financing activities	(79,560)	(189,948)
Effect of foreign currency on cash and cash equivalents	(2,251)	(20,622)
Change in cash and cash equivalents and restricted cash held for sale	(1,648)	—
Net change in cash and cash equivalents and restricted cash	32,653	(54,709)
Cash and cash equivalents and restricted cash, beginning of period	265,184	274,840
Cash and cash equivalents and restricted cash, end of period	$297,837	$220,131

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$196,975	$164,379
Cash received from income tax refunds, net of cash paid	15,842	(39,497)
Non-cash investing and financing activities:
Unpaid property and equipment	$24,608	$16,784
Bally’s Chicago - land development liability	46,802	—
Bally’s Chicago - gaming license payable	135,250	—
Investment in GLP Capital, L.P.	14,412	—
Investment in RI Joint Venture	17,832	—
Unpaid internally developed software	1,769	—
Net purchase consideration for acquisitions	55,933	—
Non-controlling interest	—	(3,188)

	September 30,	December 31,
Reconciliation of cash and cash equivalents and restricted cash:	2023	2022
Cash and cash equivalents	$178,526	$212,515
Restricted cash	119,311	52,669
Total cash and cash equivalents and restricted cash	$297,837	$265,184

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    GENERAL INFORMATION

Description of Business

Bally’s Corporation (the “Company,” or “Bally’s”) is a global gaming, hospitality and entertainment company with casinos and resorts and online gaming (“iGaming”) businesses. The Company owns and manages the following properties within its Casinos & Resorts reportable segment:

Casinos & Resorts	Location	Type	Built/Acquired
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)	Lincoln, Rhode Island	Casino and Resort	2004
Bally’s Arapahoe Park	Aurora, Colorado	Racetrack/OTB Site	2004
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)(2)	Biloxi, Mississippi	Casino and Resort	2014
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)(2)	Tiverton, Rhode Island	Casino and Hotel	2018
Bally’s Dover Casino Resort (“Bally’s Dover”)(2)	Dover, Delaware	Casino, Resort and Raceway	2019
Bally’s Black Hawk(1)(2)	Black Hawk, Colorado	Three Casinos	2020
Bally’s Kansas City Casino (“Bally’s Kansas City”)	Kansas City, Missouri	Casino	2020
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi	Casino and Hotel	2020
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey	Casino and Resort	2020
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)	Shreveport, Louisiana	Casino and Hotel	2020
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada	Casino and Resort	2021
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)(2)	Evansville, Indiana	Casino and Hotel	2021
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)(2)	Rock Island, Illinois	Casino and Hotel	2021
Tropicana Las Vegas Casino and Resort (“Tropicana Las Vegas”)(2)	Las Vegas, Nevada	Casino and Resort	2022
Bally’s Chicago Casino (“Bally’s Chicago”)(3)	Chicago, Illinois	Casino	2023
Bally’s Golf Links at Ferry Point (“Bally’s Golf Links”)	Bronx, New York	Golf Course	2023
__________________________________
(1)    Includes Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(2)    Properties leased from Gaming and Leisure Properties, Inc. (“GLPI”). Refer to Note 16 “Leases” for further information.
(3)    Temporary casino facility as permanent casino resort is constructed.

The Company’s International Interactive reportable segment primarily includes the interactive activities in Europe and Asia of Gamesys Group Ltd. (“Gamesys”), an iCasino and online bingo platform provider and operator.

The North America Interactive reportable segment includes a portfolio of sports betting, iGaming and free-to-play gaming brands and the North American operations of Gamesys.

Refer to Note 20 “Segment Reporting” for further information.

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as variable interest entities (“VIEs”), of which the Company is determined to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The financial statements of our foreign subsidiaries are translated into US Dollars (“USD”) using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in net income (loss).

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of the SEC’s Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. In the Company’s opinion, these condensed consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Except for the change in the segment profit and loss measure as disclosed in Note 20 “Segment Reporting,” there were no material changes in significant accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates.

Equity Method Investments

On January 1, 2023, the Company and International Game Technology PLC (“IGT”) contributed certain tangible assets and leases to Rhode Island VLT Company, LLC (“RIVLT”) in exchange for equity interests of RIVLT. The Company contributed video lottery terminals (“VLTs”) and player tracking equipment to the joint venture for a 40% equity interest of RIVLT. The 40% ownership in the joint venture qualifies for equity method accounting. In addition to this joint venture, the Company also has other investments in unconsolidated subsidiaries, which are accounted for using equity method accounting. The Company records its share of net income or loss within “Other non-operating income, net” in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, the Company recorded a gain on equity method investments of $2.3 million and $5.3 million, respectively.

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

Management has analyzed and concluded that Breckenridge Curacao B.V. (“Breckenridge”) is a VIE because it does not have sufficient equity investment at risk. The Company has determined that it is the primary beneficiary and consolidates the VIE because (a) although the Company does not control all decisions of Breckenridge, the Company has the power to direct the activities of Breckenridge that most significantly impact its economic performance through various contracts with the entity and (b) the nature of these agreements between Breckenridge and the Company provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are based upon off-market rates and commensurate to the level of services provided. The Company receives significant benefits in the form of fees that are not at market and commensurate to the level of services provided. As a result, the Company consolidates all of the assets, liabilities and results of operations of Breckenridge and its subsidiaries in the accompanying condensed consolidated financial statements. As of September 30, 2023 and December 31, 2022, Breckenridge had total assets of $148.7 million and $93.4 million, respectively, and total liabilities of $81.1 million and $77.1 million, respectively. Breckenridge had revenues of $71.5 million and $232.0 million for the three and nine months ended September 30, 2023, respectively, and $68.9 million and $229.7 million for the three and nine months ended September 30, 2022, respectively.

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

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Amounts due from Rhode Island and Delaware(1)	$15,018	$15,865
Gaming receivables	20,105	19,065
Non-gaming receivables	44,052	42,532
Accounts receivable	79,175	77,462
Less: Allowance for doubtful accounts	(5,802)	(5,789)
Accounts receivable, net	$73,373	$71,673
__________________________________
(1)    Represents the Company’s share of VLT and table games revenue for Bally’s Twin River and Bally’s Tiverton due from the State of Rhode Island and from the State of Delaware for Bally’s Dover.

Gaming Expenses

Gaming expenses include, among other things, payroll costs and expenses associated with the operation of VLTs, slots and table games, including gaming taxes payable to jurisdictions in which the Company operates outside of Rhode Island and Delaware, and marketing costs directly associated with the Company’s iGaming products and services. These marketing expenses are included within Gaming expenses in the condensed consolidated statements of operations and were $43.6 million and $36.9 million for the three months ended September 30, 2023 and 2022, respectively, and $137.3 million and $139.4 million for the nine months ended September 30, 2023 and 2022, respectively. Gaming expenses also include racing expenses comprised of payroll costs, off track betting (“OTB”) commissions and other expenses associated with the operation of live racing and simulcasting.

Advertising Expense

The Company expenses advertising costs as incurred. For the three and nine months ended September 30, 2023, advertising expense was $5.6 million and $14.2 million, respectively. For the three and nine months ended September 30, 2022, advertising expense was $9.1 million and $24.0 million, respectively. Advertising costs are included in “General and administrative” on the condensed consolidated statements of operations.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Comprehensive (Loss) Income

Comprehensive (loss) income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive (loss) income consists of net (loss) income, changes in defined benefit pension plan, net of tax, foreign currency translation adjustments and unrealized gains (losses) relating to cash flow and net investment hedges.

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

Derivative Instruments Designated as Hedging Instruments

Cross Currency Swaps - The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its foreign operations. The Company has elected the spot method for designating these contracts as net investment hedges. These derivative arrangements qualify as net investment hedges under ASC 815, Derivatives and Hedging (“ASC 815”), with the gain or loss resulting from changes in the spot value of the derivative reported in other comprehensive income with amounts reclassified out of other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated. Refer to Note 11 “Derivative Instruments” for further information.

Interest Rate Swaps - The Company uses interest rate derivatives to hedge its exposure to variability in cash flows on its floating-rate debt to add stability to interest expense and manage its exposure to interest rate movements. The Company’s interest rate swaps are designated as cash flow hedges under ASC 815, with changes in the fair value reported in other comprehensive income and reclassified into “Interest expense, net” in the condensed consolidated statements of operations in the same period in which the hedged interest payments associated with the Company’s borrowings are recorded. Refer to Note 11 “Derivative Instruments” for further information.

Strategic Partnership - Sinclair Broadcast Group

In 2020, the Company and Sinclair Broadcast Group, Inc. (“Sinclair”) entered into a Framework Agreement (the “Framework Agreement”), which provides for a long-term strategic relationship between Sinclair and the Company. Under the Framework Agreement, the Company pays annual fees in cash, issued warrants and options and agreed to share tax benefits and received naming, integration and other rights, including access to Sinclair’s Tennis Channel, Stadium Sports Network and STIRR streaming service. Under a Commercial Agreement (the “Commercial Agreement”) contemplated by the Framework Agreement, the Company is required to pay annual fees to Diamond Sports Group (“Diamond”), a Sinclair subsidiary, for naming rights over Diamond’s regional sports networks and other consideration which escalate annually and total $88.0 million over a 10-year term.

The Company accounted for this relationship as an asset acquisition in accordance with the “Acquisition of Assets Rather Than a Business” subsections of ASC 805-50, Business Combinations—Related Issues, using a cost accumulation model. The total intangible asset (“Commercial rights intangible asset”) represents the present value of the naming rights fees and other consideration, including the fair value of the warrants and options, and an estimate of the tax-sharing payments, each explained below. The Commercial rights intangible asset, net of accumulated amortization, was $231.2 million and $255.6 million as of September 30, 2023 and December 31, 2022, respectively. Amortization was $7.7 million and $8.2 million for the three months ended September 30, 2023 and 2022, respectively, and $23.2 million and $25.0 million for the nine months ended September 30, 2023 and 2022, respectively. Refer to Note 10 “Goodwill and Intangible Assets” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The present value of the naming rights fees was recorded as part of intangible assets, with a corresponding liability, which will be accreted through interest expense over the life of the naming arrangement. The total value of the liability as of September 30, 2023 and December 31, 2022 was $58.1 million and $59.3 million, respectively. The short-term portion of the liability, which was $7.5 million and $6.0 million as of September 30, 2023 and December 31, 2022, respectively, is recorded within “Accrued liabilities” and the long-term portion of the liability, which was $50.6 million and $53.3 million as of September 30, 2023 and December 31 2022, respectively, is reflected as “Commercial rights liability” in our condensed consolidated balance sheets. Accretion expense reported in “Interest expense, net” in our condensed consolidated statements of operations was $1.1 million for the three months ended September 30, 2023 and 2022, and $3.3 million for the nine months ended September 30, 2023 and 2022.

Under the Framework Agreement, the Company issued to Sinclair (i) an immediately exercisable warrant to purchase up to 4,915,726 shares of the Company at an exercise price of $0.01 per share (“the Penny Warrants”), (ii) a warrant to purchase up to a maximum of 3,279,337 additional shares of the Company at a price of $0.01 per share subject to the achievement of various performance metrics (the “Performance Warrants”), and (iii) an option to purchase up to 1,639,669 additional shares in four tranches with purchase prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing (the “Options”). The exercise and purchase prices and the number of shares issuable upon exercise of the warrants and options are subject to customary anti-dilution adjustments.

The Penny Warrants and Options are equity classified instruments under ASC 815. The fair value of the Penny Warrants approximates the fair value of the underlying shares and was $150.4 million on November 18, 2020 at issuance, and was recorded to “Additional paid-in-capital” in the condensed consolidated balance sheets, with an offset to the Commercial rights intangible asset. The Company recorded $59.7 million, related to the Options, as of September 30, 2023 and December 31, 2022, and is included within “Additional paid-in-capital” in the condensed consolidated balance sheets.

The Performance Warrants are accounted for as a derivative liability because the underlying performance metrics represent an adjustment to the settlement amount that is not indexed to the Company’s own stock and thus equity classification is precluded under ASC 815. Refer to Note 12 “Fair Value Measurements” for further information.

Under the Framework Agreement, the Company agreed to share 60% of the tax benefits it realizes from the Penny Warrants, Options, Performance Warrants and other related payments. Changes in the estimate of the tax benefit to be realized and tax rates in effect at the time, among other changes, are treated as an adjustment to the intangible asset. The liability for these obligations was $16.6 million and $19.4 million as of September 30, 2023 and December 31, 2022, respectively, and is reflected in our condensed consolidated balance sheets. The change in value of the liability is included in “Other non-operating expenses, net” in our condensed consolidated statements of operations.

Provision for Income Taxes

During the nine months ended September 30, 2023 and 2022, the Company recorded a provision for income tax of $153.0 million, at an effective year to date tax rate of 62.7% and a provision for income tax of $1.0 million, at an effective year to date tax rate of 1.6%, respectively. The 2023 year to date effective tax rate was higher than the US federal statutory tax rate of 21%, largely due to an increase in the valuation allowance and a tax liability for a discrete item related to the deferred gain on sale leaseback transactions in Mississippi and Rhode Island. The 2022 year to date effective tax rate was lower than the US federal statutory tax rate of 21%, largely due to a tax benefit recorded in foreign jurisdictions during the year, offset by a discrete item related to the gain on sale leaseback transactions in Colorado and Illinois.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.    CONSOLIDATED FINANCIAL INFORMATION

General and Administrative Expense

Amounts included in General and administrative for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Advertising, general and administrative	$210,576	$190,762	$655,341	$555,126
Acquisition and integration costs	19,595	9,282	46,480	24,674
Restructuring	411	—	20,673	—
Impairment charges	—	—	9,653	—
Total general and administrative	$230,582	$200,044	$732,147	$579,800

Other Non-Operating Income (Expense)

Amounts included in Other non-operating income, net for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Change in value of commercial rights liabilities	$4,676	$37	$11,967	$33,448
Gain on equity method investments	2,254	—	5,344	—
Gain on extinguishment of debt	—	—	4,044	—
Foreign exchange gain	8,459	253	2,512	2,248
Other, net	139	1,350	1,082	10,867
Total other non-operating income, net	$15,528	$1,640	$24,949	$46,563

4.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update address diversity in practice and inconsistency related to recognition of an acquired contract liability and the effect of payment terms on subsequent revenue recognition for the acquirer. This update is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company’s adoption of this ASU in the first quarter of 2023 did not have a material impact to its condensed consolidated financial statements.

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset date of Topic 848, which applies to entities which have transactions that reference LIBOR or other reference rates which are expected to be discontinued due to reference rate reform, until December 31, 2024. The Company’s adoption of this ASU in the second quarter of 2023 did not have a material impact to its condensed consolidated financial statements.

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

Gaming revenue also includes Bally’s Twin River’s and Bally’s Tiverton’s share of table games revenue. Bally’s Twin River and Bally’s Tiverton each were entitled to an 83.5% share of table games revenue generated as of September 30, 2023 and 2022. Revenue is recognized when the wager is settled, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming services on behalf of the State of Rhode Island.

Gaming revenue also includes Bally’s Dover’s share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Bally’s Dover is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of September 30, 2023 and 2022, Bally’s Dover was entitled to an approximate 42% share of VLT revenue and 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis, which is the percentage share of VLT and table games revenue received, as the Company acts as an agent in operating the gaming services on behalf of the State of Delaware.

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

The Company has entered into several multi-year agreements with third-party operators for online sports betting and iGaming market access in several jurisdictions from which the Company has received or expects to receive one-time, up front market access fees in cash or equity securities (specific to one operator agreement) and certain other fees in cash generally based on a percentage of the gross gaming revenue generated by the operator, with certain annual minimum guarantees due to the Company. The one-time market access fees received have been recorded as deferred revenue and will be recognized as gaming revenue ratably over the respective contract terms, beginning with the commencement of operations of each respective agreement. The Company recognized commissions in certain states from online sports betting and iGaming which are included in gaming revenue for the nine months ended September 30, 2023 and 2022. Deferred revenue associated with third-party operators for online sports betting and iGaming market access was $3.8 million and $4.1 million as of September 30, 2023 and December 31, 2022, respectively, and is included in “Accrued liabilities” and “Other long-term liabilities” in the condensed consolidated balance sheets.

All other revenues, including market access and B2B service revenue generated by the International Interactive and North America Interactive reportable segments, are recognized at the time the goods are sold or the service is provided.

Racing

Racing revenue includes several of our casinos and resorts’ share of wagering from live racing and the import of simulcast signals. Racing revenue is recognized upon completion of the wager based upon an established take-out percentage. The Company functions as an agent to the pari-mutuel pool. Therefore, fees and obligations related to the Company’s share of purse funding, simulcasting fees, tote fees, pari-mutuel taxes, and other fees directly related to the Company’s racing operations are reported on a net basis and included as a reduction to racing revenue.

Non-gaming Revenue

Non-gaming revenue consists of hotel, food, beverage, retail, entertainment and other revenue. Hotel revenue is recognized when the customer obtains control through occupancy of the room over the stay at the hotel. Advance deposits for hotel rooms are recorded as liabilities until revenue recognition criteria are met. Food, beverage and retail revenues are recognized at the time the goods are sold from Company-operated outlets. The estimated standalone selling price of hotel rooms is determined based on observable prices. The standalone selling price of food, beverage, retail, entertainment and other goods and services are determined based upon the actual retail prices charged to customers for those items. Cancellation fees for hotel and meeting space services are recognized upon cancellation by the customer and are included in Non-gaming revenue within our condensed consolidated statements of operations. Non-gaming revenue also includes revenues from the operations of Bally’s Golf Links.

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Hotel	$26,367	$24,840	$72,925	$60,165
Food and beverage	21,604	16,670	60,901	51,436
Retail, entertainment and other	3,185	6,773	8,196	11,559
	$51,156	$48,283	$142,022	$123,160
Sales tax and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not included in revenue or operating expenses.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables provide a disaggregation of revenue by segment (in thousands):

Three Months Ended September 30, 2023	Casinos & Resorts	International Interactive	North America Interactive	Total
Gaming	$245,687	$240,577	$22,631	$508,895
Non-gaming:
Hotel	56,728	—	—	56,728
Food and beverage	39,438	—	—	39,438
Retail, entertainment and other	17,173	3,307	6,936	27,416
Total non-gaming revenue	113,339	3,307	6,936	123,582
Total revenue	$359,026	$243,884	$29,567	$632,477
Three Months Ended September 30, 2022
Gaming	$237,951	$217,215	$10,567	$465,733
Non-gaming:
Hotel	45,675	—	—	45,675
Food and beverage	31,724	—	—	31,724
Retail, entertainment and other	13,190	10,364	11,563	35,117
Total non-gaming revenue	90,589	10,364	11,563	112,516
Total revenue	$328,540	$227,579	$22,130	$578,249
Nine Months Ended September 30, 2023
Gaming	$709,812	$720,925	$58,349	$1,489,086
Non-gaming:
Hotel	155,451	—	—	155,451
Food and beverage	108,270	—	—	108,270
Retail, entertainment and other	47,441	16,305	20,850	84,596
Total non-gaming revenue	311,162	16,305	20,850	348,317
Total revenue	$1,020,974	$737,230	$79,199	$1,837,403
Nine Months Ended September 30, 2022
Gaming	$681,472	$677,971	$25,080	$1,384,523
Non-gaming:
Hotel	106,539	—	—	106,539
Food and beverage	83,147	—	—	83,147
Retail, entertainment and other	37,227	37,253	30,327	104,807
Total non-gaming revenue	226,913	37,253	30,327	294,493
Total revenue	$908,385	$715,224	$55,407	$1,679,016

Revenue included in operations from Bally’s Golf Links from the date of its acquisition, September 12, 2023, is reported in Casinos & Resorts and was $0.4 million for the three and nine months ended September 30, 2023. Revenue included in operations from Casino Secret from the date of its acquisition, January 5, 2023, is reported in International Interactive and was $8.0 million and $29.4 million for the three and nine months ended September 30, 2023, respectively. Refer to Note 6 “Business Combinations” for further information.

Contract Assets and Contract Related Liabilities

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers were $37.7 million and $44.0 million as of September 30, 2023 and December 31, 2022, respectively.

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

Unpaid wagers include the Company’s outstanding chip liability and unpaid slot, pari-mutuel and sports betting tickets.

Liabilities related to contracts with customers as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Loyalty programs	$17,198	$20,264
Advanced deposits from customers	30,982	27,956
Unpaid wagers	20,953	14,038
Total	$69,133	$62,258

The Company recognized $10.0 million and $7.1 million of revenue related to loyalty program redemptions for the three months ended September 30, 2023 and 2022, respectively, and $27.7 million and $23.0 million for the nine months ended September 30, 2023 and 2022, respectively.

6.    BUSINESS COMBINATIONS

Casinos & Resorts Acquisitions

Tropicana Las Vegas - On September 26, 2022, the Company completed its acquisition of Tropicana Las Vegas. The total purchase price was $148.2 million. Cash paid by the Company at closing, net of $1.7 million cash acquired, was $146.5 million, excluding transaction costs. In connection with the acquisition of Tropicana Las Vegas, the Company entered into a lease arrangement with GLPI to lease the land underlying the Tropicana Las Vegas property for an initial term of 50 years at annual rent of $10.5 million.

Bally’s Golf Links - On September 12, 2023, the Company completed the acquisition of Trump Golf Links at Ferry Point, subsequently renamed to Bally’s Golf Links at Ferry Point, which includes the assignment of a license agreement to operate an 18-hole links-style golf course located in the Bronx, New York.

Purchase consideration included cash paid, net of cash acquired and net working capital adjustments, of $52.6 million. This acquisition continues the Company’s strategic objective of developing a diversified portfolio in its Casinos & Resorts segment.

Total purchase consideration also includes contingent consideration valued at $58.6 million, which is the fair value, under GAAP, of expected cash payments totaling up to $125 million to the seller, based upon future events, which are uncertain. The contingent consideration was recorded at fair value, using discounted cash flow analyses, and will be remeasured quarterly, with fair value adjustments recognized in earnings, until the contingencies are resolved. The settlement of the contingent consideration liabilities will be due to the seller in the event the license agreement is extended or if the Company is successful in its bid for a casino license.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the Casinos & Resorts acquisition as of September 30, 2023:

(in thousands)	Bally’s Golf Links	Tropicana Las Vegas
	Preliminary	Final(3)
Total current assets	$1,108	$7,924
Property and equipment, net	505	136,116
Right of use assets, net	—	164,884
Intangible assets, net(1) to (2)	6,500	5,140
Other assets	2,000	766
Goodwill	101,385	8,794
Total current liabilities	(345)	(10,129)
Lease liabilities	—	(164,884)
Other long-term liabilities	—	(395)
Total purchase price	$111,153	$148,216
__________________________________
(1)    Bally’s Golf Links’ intangible assets include a concessionaire license of $6.5 million, which is being amortized over its estimated useful life of approximately 12 years.
(2)    Tropicana Las Vegas’ intangible assets include rated player relationships, a trade name and pre-bookings of $2.6 million, $1.7 million and $0.8 million, respectively, which are being amortized on a straight-line basis over their estimated useful lives of approximately 9 years, 3 years and 2 years, respectively.
(3)    The Company recorded adjustments to the preliminary purchase price allocation during the nine months ended September 30, 2023 which decreased total current assets by $0.2 million, increased goodwill by $0.2 million, decreased total current liabilities by $0.1 million and increased the total purchase price by $0.1 million.

Goodwill recognized is deductible for local tax purposes and has been assigned as of the acquisition date to the Company’s Casinos & Resorts reportable segment, which includes the reporting unit expected to benefit from the synergies of the acquisitions. Qualitative factors that contribute to the recognition of goodwill include an organized workforce and expected synergies from integrating the properties into the Company’s casino portfolio and future development of its omni-channel strategy.

The Company incurred $1.0 million and $1.8 million of acquisition costs related to the above Casino & Resorts acquisitions during the three and nine months ended September 30, 2023, respectively, and $1.4 million and $1.9 million during the three and nine months ended September 30, 2022, respectively. These costs are included within “General and administrative” of the condensed consolidated statements of operations.

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
(2)    The Company did not record adjustments to the preliminary purchase price allocation during the nine months ended September 30, 2023.

Total goodwill recorded in connection with the above acquisition was $18.1 million, and is not deductible for local tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill, which consist primarily of benefits from acquiring a talented technology workforce and management team experienced in the online gaming industry, and securing buyer-specific synergies expected to contribute to the Company’s omni-channel strategy which are expected to increase revenue and profits within the Company’s International Interactive reportable segment. The goodwill of the acquisition has been assigned, as of the acquisition date, to the Company’s International Interactive reportable segment.

The Company incurred $1.2 million of acquisition costs related to the above International Interactive acquisition during the nine months ended September 30, 2023. There were no acquisition costs related to the International Interactive acquisition during the three months ended September 30, 2023. These costs are included within “General and administrative” of the condensed consolidated statements of operations.

7.    ASSETS AND LIABILITIES HELD FOR SALE

The Company applies a criteria that must be met before an asset is classified as held for sale, including that management, with the appropriate authority, commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. The Company recognizes assets held for sale at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows do not exceed the carrying value, then an impairment charge may be recorded for any difference between fair value and the carrying value. Due to an evaluation of the expected fair value less costs to sell during the nine months ended September 30, 2023, the Company recognized impairment charges of $9.4 million and $0.3 million on goodwill and intangible assets held for sale, respectively. These charges have been accounted for within “General and administrative” in the condensed consolidated statements of operations.

As of September 30, 2023 and December 31, 2022, one of the Company’s North America Interactive businesses met the criteria to be classified as assets held for sale but did not qualify as discontinued operations as it did not represent a strategic shift having a major effect on the Company’s operations and financial results.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The major classes of assets and liabilities classified as held for sale as of September 30, 2023 and December 31, 2022 are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Assets:
Restricted cash, prepaid expenses and other current assets	$1,820	$3,756
Goodwill	—	9,399
Intangible assets, net	3,768	4,022
Assets held for sale(1)	$5,588	$17,177

Liabilities related to assets held for sale(1)(2)	$1,400	$3,409
__________________________________
(1)    All assets and liabilities held for sale were classified as current as it’s probable the sale will be completed within one year.
(2)    Liabilities related to assets held for sale were comprised of accounts payable and accrued liabilities.

The revenues and net loss attributable to the business classified as held for sale were immaterial for the three and nine months ended September 30, 2023 and 2022.

8.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2023 and December 31, 2022, prepaid expenses and other current assets was comprised of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Services and license agreements	$34,865	$31,396
Due from payment service providers	26,023	30,621
Deposits	16,290	2,016
Prepaid insurance	16,009	6,374
Marketing	9,684	8,042
Short term derivative assets	9,428	—
Purse funds	9,399	8,093
Gaming taxes and licenses	8,122	4,644
Sales tax	6,985	5,900
Other	5,687	3,631
Total prepaid expenses and other current assets	$142,492	$100,717

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.    PROPERTY AND EQUIPMENT

As of September 30, 2023 and December 31, 2022, property and equipment was comprised of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Land	$238,997	$259,378
Land improvements	160,841	31,197
Building and improvements	656,433	752,964
Equipment	260,907	246,340
Furniture and fixtures	68,523	63,753
Construction in process	62,142	116,181
Total property, plant and equipment	1,447,843	1,469,813
Less: Accumulated depreciation	(256,087)	(267,711)
Property and equipment, net	$1,191,756	$1,202,102

Depreciation expense relating to property and equipment was $20.2 million and $57.8 million for the three and nine months ended September 30, 2023, respectively, and $17.0 million and $49.9 million for the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2023, there was $2.9 million and $7.9 million of capitalized interest, respectively, and during the three and nine months ended September 30, 2022, there was $0.5 million and $1.2 million of capitalized interest, respectively.

Bally’s Chicago

A wholly-owned indirect subsidiary of the Company, Bally’s Chicago Operating Company, LLC entered into a Lease Termination and Short Term License Agreement with Chicago Tribune Company, LLC (“Tribune”), effective March 31, 2023, which among other things provides that the Company will have possession of 777 West Chicago Avenue, Chicago, Illinois 60610 (the “Permanent Chicago Site”) on or before July 5, 2024, subject to $150 million in payments by the Company to Tribune payable in full upon Tribune vacating the site on or prior to July 5, 2024 (the “Payment”). $10 million of the Payment was paid upon execution of the agreement and $90 million of the Payment was paid during the three months ended September 30, 2023. The $50 million remaining Payment is secured by cash-collateralized letters of credit, issued by Citizens Bank. Cash collaterals are reported as restricted cash as of September 30, 2023.

The Company recorded the present value of the remaining payments of $46.8 million within “Accrued liabilities” with an offsetting increase to “Property and equipment, net” within the condensed consolidated balance sheets as of September 30, 2023.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.    GOODWILL AND INTANGIBLE ASSETS

2023 Impairment Assessment

During the third quarter of 2023, the Company divested a component within the North America Interactive reporting unit. This divestiture required a relative fair value goodwill allocation to the divested component and a quantitative test for impairment of the remaining North America Interactive reporting unit. For the quantitative goodwill impairment test, the Company estimated the fair value of the reporting unit and asset group using both income and market-based approaches. Specifically, the Company applied the discounted cash flow (“DCF”) method under the income approach and the guideline company under the market approach and weighted the results of the two valuation methodologies based on the facts and circumstances surrounding the reporting unit. For the DCF method, the Company relied on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for the reporting unit as of the valuation date. The determination of fair value under the DCF method involved the use of significant estimates and assumptions, including revenue growth rates driven by future gaming activity, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, and discount rates. For the market approach, the Company utilized a comparison of the reporting unit to comparable publicly-traded companies and transactions and, based on the observed earnings multiples, ultimately selected multiples to apply to the reporting unit. The fair value of the North America Interactive reporting unit exceeded its carrying value and thus no impairment was recorded. The Company allocated $4.2 million to the component that was divested, which was subsequently de-recognized.

The change in carrying value of goodwill by reportable segment for the nine months ended September 30, 2023 is as follows (in thousands):

	Casinos & Resorts	International Interactive	North America Interactive	Total
Goodwill as of December 31, 2022(1)	$209,257	$1,497,205	$39,740	$1,746,202
Goodwill from current year business acquisitions	101,385	18,139	—	119,524
Effect of foreign exchange	—	4,583	1	4,584
Purchase accounting adjustments on prior year business acquisition	204	—	—	204
Current year divestiture	—	—	(4,204)	(4,204)
Goodwill as of September 30, 2023(1)	$310,846	$1,519,927	$35,537	$1,866,310
__________________________________
(1)    Amounts are shown net of accumulated goodwill impairment charges of $5.4 million and $140.4 million for Casinos & Resorts and North America Interactive, respectively.

The change in intangible assets, net for the nine months ended September 30, 2023 is as follows (in thousands):

Intangible assets, net as of December 31, 2022	$1,961,938
Intangible assets from current year business combinations	35,971
Effect of foreign exchange	3,627
Internally developed software	37,672
Other intangibles acquired(1)	145,532
Other adjustments	(1,233)
Less: Amortization	(173,395)
Intangible assets, net as of September 30, 2023	$2,010,112
__________________________________
(1)    Includes gaming license fees of $135.3 million due to the Illinois Gaming Board upon commencement of operations at Bally’s Chicago temporary casino facility. Refer to Note 19 “Commitments and Contingencies” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s identifiable intangible assets consist of the following:

	Weighted average remaining life (in years)	September 30, 2023
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Commercial rights(1)	7.4	$313,352	$(82,195)	$231,157
Trade names	5.1	21,246	(16,996)	4,250
Hard Rock license	23.7	8,000	(2,242)	5,758
Customer relationships	5.0	934,398	(267,210)	667,188
Developed technology	5.0	256,724	(73,350)	183,374
Internally developed software	4.1	56,194	(10,135)	46,059
Gaming licenses	6.5	43,916	(10,074)	33,842
Other	9.6	11,682	(3,102)	8,580
Total amortizable intangible assets		1,645,512	(465,304)	1,180,208

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	664,421	—	664,421
Trade names	Indefinite	164,487	—	164,487
Other	Indefinite	996	—	996
Total unamortizable intangible assets		829,904	—	829,904
Total intangible assets, net		$2,475,416	$(465,304)	$2,010,112
__________________________________
(1)    Commercial rights intangible asset in connection with the Sinclair Framework Agreement. Refer to Note 2 “Significant Accounting Policies” for further information.

	Weighted average remaining life (in years)	December 31, 2022
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Commercial rights(2)	8.1	$314,585	$(58,982)	$255,603
Trade names	2.7	17,750	(16,196)	1,554
Hard Rock license	24.5	8,000	(2,061)	5,939
Customer relationships	5.8	907,199	(166,155)	741,044
Developed technology	5.7	256,512	(45,769)	210,743
Internally developed software	4.0	26,520	(5,444)	21,076
Gaming licenses	7.8	34,016	(4,892)	29,124
Other	2.6	4,917	(2,110)	2,807
Total amortizable intangible assets		1,569,499	(301,609)	1,267,890

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	529,171	—	529,171
Trade names	Indefinite	164,391	—	164,391
Other	Indefinite	486	—	486
Total unamortizable intangible assets		694,048	—	694,048
Total intangible assets, net		$2,263,547	$(301,609)	$1,961,938
__________________________________
(2)    See note (1) above.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Amortization of intangible assets was approximately $57.3 million and $56.8 million for the three months ended September 30, 2023 and 2022, respectively, and approximately $173.4 million and $177.6 million for the nine months ended September 30, 2023 and 2022, respectively.

The following table reflects the remaining amortization expense associated with the finite-lived intangible assets as of September 30, 2023:

(in thousands)
Remaining 2023	$55,791
2024	221,010
2025	218,952
2026	216,965
2027	214,609
Thereafter	252,881
Total	$1,180,208

11.    DERIVATIVE INSTRUMENTS

The Company utilizes derivative instruments in order to mitigate interest rate and currency exchange rate risk in accordance with its financial risk and liability management policy.

During the three months ended September 30, 2023, the Company entered into a series of interest rate and cross currency swap derivative transactions with multiple bank counterparties in order to synthetically convert $400.0 million, notional, of the Company’s USD denominated variable rate Term Loan Facility, as disclosed in Note 15 “Long-Term Debt,” into fixed rate debt over five years. The tenor of the contracts were matched with the maturity of the Term Loan Facility tranche maturing on October 1, 2028.

Derivative Instruments Designated as Hedging Instruments

Net Investment Hedges

Cross Currency Swaps - The Company is exposed to fluctuations in foreign exchange rates on investments it holds in its European foreign entities. The Company uses fixed to fixed-cross-currency swaps to hedge its exposure to changes in the foreign exchange rate on its foreign investment in Europe and their exposure to changes in the EUR-GBP exchange rate. Currency forward agreements involve fixing the USD-EUR exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. Cross-currency swaps involve the receipt of functional-currency-fixed-rate amounts from a counterparty in exchange for the Company making foreign-currency-fixed-rate payments over the life of the agreement. These derivative arrangements qualify as net investment hedges under ASC 815, with the gain or loss resulting from changes in the spot value of the derivative reported in other comprehensive income. Amounts are reclassified out of other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated. Additionally, the accrual of foreign currency and USD denominated coupons will be recognized in “Interest expense, net” in the condensed consolidated statements of operations. Refer to Note 12 “Fair Value Measurements” and Note 18 “Stockholders’ Equity” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net Investment Hedges	Notional Sold	Notional Purchased
Cross currency swaps	€369,657	£307,920
Cross currency swaps	£307,920	$400,000

Cash Flow Hedges

Interest Rate Swaps - The Company’s objectives in using interest rate derivatives are to hedge its exposure to variability in cash flows on a portion of its floating-rate debt and add stability to interest expense and manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its financial risk and liability management policy. The Company’s interest rate swaps are designated as cash flow hedges under ASC 815. The changes in the fair value of these instruments are recorded as a component of accumulated other comprehensive income and reclassified into “Interest expense, net” in the condensed consolidated statements of operations in the same period in which the hedged interest payments associated with the Company’s borrowings are recorded. Refer to Note 12 “Fair Value Measurements” and Note 18 “Stockholders’ Equity” for further information.

Cash Flow Hedges	Notional Amount
Interest rate swaps	$400,000

Economic Hedges

The Company utilizes short term operational hedges or forward currency exchange rate contracts to mitigate foreign currency exchange rate risk. These instruments are not designated as hedging instruments under ASC 815. The fair value of these instruments are recorded as derivative assets or liabilities on the condensed consolidated balance sheets with changes in fair value recognized in earnings within “Other non-operating income, net” on the condensed consolidated statements of operations. Refer to Note 12 “Fair Value Measurements” for further information.

Other

Penny Warrants and Options - The Company accounts for its penny warrants and options, under its strategic partnership with Sinclair Broadcast Group, as hedging instruments under ASC 815. Refer to Note 2 “Significant Accounting Policies” for further information.

Performance Warrants - The Company accounts for its performance warrants, under its strategic partnership with Sinclair Broadcast Group, as a derivative liability and are not designated as hedging instruments. Refer to Note 2 “Significant Accounting Policies” and Note 12 “Fair Value Measurements” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.    FAIR VALUE MEASUREMENTS

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

		September 30, 2023
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$178,526	$—	$—
Restricted cash	Restricted cash	119,311	—	—
Convertible loans	Prepaid expenses and other current assets	918	—	—
Convertible loans	Other assets	—	—	10,685
Investments in equity securities	Other assets	2,392	—	—
Investment in GLPI partnership	Other assets	—	13,057	—
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	—	2,427	—
Derivative assets designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	—	3,604	—
Interest rate swaps	Other assets	—	458	—
Cross currency swaps	Prepaid expenses and other current assets	—	3,397	—
Cross currency swaps	Other assets	—	15,716	—
Total derivative assets at fair value		$—	$25,602	$—
Total assets		$301,147	$38,659	$10,685
Liabilities:
Contingent consideration	Other long-term liabilities	$—	$—	$58,580
Derivative liabilities not designated as hedging instruments:
Sinclair Performance Warrants	Commercial rights liabilities	—	—	25,020
Foreign exchange forward contracts	Accrued liabilities	—	2,430	—
Derivative liabilities designated as hedging instruments:
Interest rate swaps	Other long-term liabilities	—	535	—
Cross currency swaps	Accrued liabilities	—	390	—
Cross currency swaps	Other long-term liabilities	—	18,191	—
Total derivative liabilities at fair value		$—	$21,546	$25,020
Total liabilities		$—	$21,546	$83,600

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		December 31, 2022
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$212,515	$—	$—
Restricted cash	Restricted cash	52,669	—	—
Convertible loans	Prepaid expenses and other current assets	657	—	—
Convertible loans	Other assets	—	—	10,212
Investments in equity securities	Other assets	2,395	—	—
Total		$268,236	$—	$10,212
Liabilities:
Contingent consideration	Accrued liabilities	$—	$—	$8,220
Derivatives not designated as hedging instruments
Sinclair Performance Warrants	Commercial rights liabilities	—	—	36,987
Total		$—	$—	$45,207

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities:

(in thousands)	Sinclair Performance Warrants	Contingent Consideration	Convertible Loans	Total
Beginning as of December 31, 2022	$36,987	$8,220	$10,212	$55,419
Additions in the period (acquisition fair value)	—	—	500	500
Change in fair value	267	1,241	126	1,634
Ending as of March 31, 2023	$37,254	$9,461	$10,838	$57,553
Additions in the period (acquisition fair value)	—	—	500	500
Reductions in the period	—	(9,292)	—	(9,292)
Change in fair value	(7,558)	(169)	136	(7,591)
Ending as of June 30, 2023	$29,696	$—	$11,474	$41,170
Additions in the period (acquisition fair value)	—	58,580	500	59,080
Change in fair value	(4,676)	—	(1,289)	(5,965)
Ending as of September 30, 2023	$25,020	$58,580	$10,685	$94,285

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	Sinclair Performance Warrants	Contingent Consideration	Convertible Loans	Total
Beginning as of December 31, 2021	$69,564	$34,931	$2,025	$106,520
Additions in the period (acquisition fair value)	—	—	167	167
Reductions in the period	—	(15,862)	—	(15,862)
Change in fair value	(13,379)	(5,992)	(54)	(19,425)
Ending as of March 31, 2022	$56,185	$13,077	$2,138	$71,400
Additions in the period (acquisition fair value)	—	—	500	500
Change in fair value	(20,032)	(4,376)	(152)	(24,560)
Ending as of June 30, 2022	$36,153	$8,701	$2,486	$47,340
Additions in the period (acquisition fair value)	—	—	2,610	2,610
Change in fair value	(37)	(265)	(411)	(713)
Ending as of September 30, 2022	$36,116	$8,436	$4,685	$49,237

The gains (losses) recognized in the condensed consolidated statements of operations for derivatives not designated as hedging instruments during the three and nine months ended September 30, 2023 and 2022 are as follows:

	Condensed Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2023	2022	2023	2022
Sinclair Performance Warrants	Other non-operating income, net	$4,676	$37	$11,967	$33,448
__________________________________
Gains (losses) recognized in earnings resulting from the change in fair value relating to foreign exchange forward contracts were immaterial during the three and nine months ended September 30, 2023.

Interest Rate and Cross Currency Swaps

The fair values of interest rate and cross currency swap contract assets and liabilities are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on estimates using currency spot and forward rates and standard pricing models that consider the value of future cash flows as of the balance sheet date, discounted to a present value using discount factors that match both the time to maturity and currency of the underlying instruments. These standard pricing models utilize inputs that are derived from or corroborated by observable market data such as interest rate yield curves as well as currency spot and forward rates. Changes in the fair value of these contracts are reported as a component of other comprehensive income (loss).

Foreign Exchange Forward Contracts

The foreign exchange forward contracts are accounted for as derivative assets and liabilities and are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. Gains (losses) recognized in earnings resulting from the change in fair value are reported within “Other non-operating income, net” on the condensed consolidated statements of operations.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Sinclair Options

Sinclair Options are accounted for as an equity classified instrument under ASC 815. The fair value of the options are based on a Black-Scholes model using Level 2 inputs, including volatility rates, risk free rates, the Company’s common stock price and expected term. The fair value of the Options was $59.7 million as of September 30, 2023 and December 31, 2022 and is recorded within “Additional paid-in-capital” in the condensed consolidated balance sheets.

Contingent Consideration

Contingent consideration related to acquisitions are recorded at fair value as a liability on the acquisition date and subsequently remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The remeasurements are based primarily on the expected probability of achievement of the contingency targets which are subject to management’s estimate. These changes in fair value are recognized within “Other, non-operating expenses, net” of the condensed consolidated statements of operations.

In connection with the acquisitions of SportCaller and MKF in the first quarter of 2021, the Company recorded contingent consideration of $58.7 million. During the first quarter of 2022, the Company settled contingent consideration of $15.9 million, comprised of 393,778 immediately exercisable penny warrants, 107,832 shares of Bally’s Corporation common stock and $0.1 million in cash. During the second quarter of 2023, the Company settled the remaining contingent consideration of $9.3 million, comprised of 386,926 immediately exercisable penny warrants, 103,656 shares of Bally’s Corporation common stock and a de minimus payment in cash, all in satisfaction of contingencies related to the respective acquisition agreements.

In connection with the acquisition of Bally’s Golf Links on September 12, 2023, the Company recorded contingent consideration at fair value of $58.6 million. Refer to Note 6 “Business Combinations” for further information.

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

Long-Term Debt

The fair value of the Company’s Term Loan Facility and senior notes are estimated based on quoted prices in active markets and are classified as Level 1 measurements. The fair value of the Revolving Credit Facility approximates its carrying amount as it is revolving, variable rate debt, and is also classified as a Level 1 measurement. In the table below, the carrying amounts of the Company’s long-term debt is net of debt issuance costs and debt discounts. Refer to Note 15 “Long-Term Debt” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$1,874,485	$1,858,055	$1,884,082	$1,872,238
5.625% Senior Notes due 2029	735,949	579,418	734,497	555,000
5.875% Senior Notes due 2031	719,512	546,395	732,976	529,905

13.    ACCRUED LIABILITIES
As of September 30, 2023 and December 31, 2022, accrued liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Gaming liabilities	$181,696	$168,386
Compensation	81,892	60,463
Bally’s Chicago - land development liability	46,802	—
Interest payable	42,142	36,173
GLPI advance deposit(1)	—	200,000
Other	129,323	108,909
Total accrued liabilities	$481,855	$573,931
__________________________________
(1)    Refer to Note 16 “Leases” for further information.

14.    RESTRUCTURING EXPENSE

On January 18, 2023, the Company announced a restructuring plan (the “Plan”) of the Interactive business intended to reduce operating costs and continue the Company’s commitment to achieving profitable operations in its North America Interactive segment. The Plan included a reduction of the Company’s then current Interactive workforce by up to 15 percent. During the three and nine months ended September 30, 2023, the Company incurred restructuring charges of $0.4 million and $20.7 million, respectively, attributable to the workforce reduction representing employee transition costs and severance. These costs are included within “General and administrative” of the condensed consolidated statements of operations.

The restructuring charges by segment are summarized as follows:

(in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
International Interactive	$325	$11,252
North America Interactive	86	7,733
Other	—	1,688
Total restructuring charge	$411	$20,673

The restructuring activity for the nine months ended September 30, 2023 is as follows:

(in thousands)	Workforce Reduction
Balance as of December 31, 2022	$—
Charges	20,673
Payments	(18,294)
Balance as of September 30, 2023	$2,379

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The restructuring liability as of September 30, 2023 is included within “Accrued liabilities” on the condensed consolidated balance sheets.

15.    LONG-TERM DEBT

As of September 30, 2023 and December 31, 2022, long-term debt consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Term Loan Facility(1)	$1,910,962	$1,925,550
Revolving Credit Facility	115,000	137,000
5.625% Senior Notes due 2029	750,000	750,000
5.875% Senior Notes due 2031	735,000	750,000
Less: Unamortized original issue discount	(24,719)	(27,729)
Less: Unamortized deferred financing fees	(41,297)	(46,266)
Long-term debt, including current portion	3,444,946	3,488,555
Less: Current portion of Term Loan and Revolving Credit Facility	(19,450)	(19,450)
Long-term debt, net of discount and deferred financing fees, excluding current portion	$3,425,496	$3,469,105
__________________________________
(1)    The Company has a series of interest rate and cross currency swap derivatives to synthetically convert $400.0 million notional of the Company’s in USD denominated variable rate Term Loan Facility into fixed rate debt through its maturity in 2028. Refer to Note 11 “Derivative Instruments” for further information.

Senior Notes

On August 20, 2021, two unrestricted subsidiaries (together, the “Escrow Issuers”) of the Company issued $750.0 million aggregate principal amount of 5.625% senior notes due 2029 (the “2029 Notes”) and $750.0 million aggregate principal amount of 5.875% Senior Notes due 2031 (the “2031 Notes” and, together with the 2029 Notes, the “Senior Notes”). The Senior Notes were issued pursuant to an indenture, dated as of August 20, 2021, among the Escrow Issuers and U.S. Bank National Association, as trustee. Certain of the net proceeds from the Senior Notes offering were placed in escrow accounts for use in connection with the Gamesys acquisition. On October 1, 2021, upon the closing of the Gamesys acquisition, the Company assumed the issuer obligation under the Senior Notes. The Senior Notes are guaranteed, jointly and severally, by each of the Company’s restricted subsidiaries that guarantees the Company’s obligations under its Credit Agreement (as defined below).

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

During the nine months ended September 30, 2023, the Company repurchased and retired $15.0 million of the 2031 Notes at a weighted average price of 70.80% of the principal. In connection with the repurchase of these 2031 Notes, the Company recorded a gain on extinguishment of debt of $4.0 million recorded within “Other non-operating income, net” in the condensed consolidated statements of operations.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. As of September 30, 2023, the Company’s borrowings under the Revolving Credit Facility did not exceed 30% and therefore, financial covenants did not apply.

In an effort to mitigate the interest rate risk associated with the Company’s variable rate credit facilities, the Company entered into a series of interest rate and cross currency swap derivative transactions during the third quarter of 2023. Refer to Note 11 “Derivative Instruments” for further information.

16.    LEASES

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

The Company had total operating lease liabilities of $1.21 billion and $836.1 million as of September 30, 2023 and December 31, 2022, respectively, and right of use assets of $1.17 billion and $808.9 million as of September 30, 2023 and December 31, 2022, respectively, which were included in the condensed consolidated balance sheets.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

GLPI Leases

As of September 30, 2023, the Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties are leased under the terms of a master lease agreement (the “Master Lease”) with GLPI. All GLPI leases are accounted for as operating leases within the provisions of ASC 842, Leases (“ASC 842”), over the lease term or until a re-assessment event occurs. The Master Lease has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $100.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of September 30, 2023.

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

On January 3, 2023, the Company completed a transaction with GLP Capital, L.P., the operating partnership of GLPI, related to the land and real estate assets of Bally’s Tiverton and Hard Rock Biloxi for total consideration of $625.4 million. The transaction was structured as a tax-free capital contribution and a substantial portion of the proceeds was used to reduce the Company’s debt. These properties were added to the Master Lease, increasing minimum annual payments by $48.5 million. An advance deposit of $200.0 million was received in the third quarter of 2022 in connection with this agreement, which was recorded within “Accrued liabilities” in the condensed consolidated balance sheets as of December 31, 2022. During the nine months ended September 30, 2023, the Company recorded a gain of $374.3 million representing the difference in the transaction price and the de-recognition of assets. This gain is reflected as “Gain on sale-leaseback” in the condensed consolidated statements of operations.

In addition to the properties under the Master Lease explained above, the Company also entered into a lease with GLPI for the land associated with Tropicana Las Vegas, which the Company acquired during the third quarter of 2022. This lease has an initial term of 50 years (with a maximum term of 99 years with renewal options) at annual rent of $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of September 30, 2023.

Components of lease expense, included within “General and administrative” in the condensed consolidated statements of operations, for operating leases during the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating leases:
Operating lease cost	$37,695	$19,566	$111,470	$52,130
Variable lease cost	2,668	2,301	7,503	6,119
Operating lease expense	40,363	21,867	118,973	58,249
Short-term lease expense	3,642	4,990	9,753	13,693
Total lease expense	$44,005	$26,857	$128,726	$71,942

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplemental cash flow and other information related to operating leases for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$32,552	$17,816	$97,544	$46,823
Right of use assets obtained in exchange for operating lease liabilities	$1,748	$166,607	$405,407	$316,729

	September 30, 2023	December 31, 2022
Weighted average remaining lease term	17.8 years	20.7 years
Weighted average discount rate	7.5%	6.7%
As of September 30, 2023, future minimum lease payments under noncancelable operating leases are as follows:

(in thousands)	September 30, 2023
Remaining 2023	$35,197
2024	137,668
2025	142,170
2026	141,514
2027	136,307
Thereafter	1,747,864
Total lease payments	2,340,720
Less: present value discount	(1,127,814)
Lease obligations	$1,212,906

Future minimum lease payments disclosed in the table above include $87.7 million related to extension options that are reasonably certain of being exercised.

Financing Obligation

Bally’s Chicago Operating Company, LLC., an indirect wholly-owned subsidiary of the Company, entered into a ground lease for the land on which Bally’s Chicago will be built, which is accounted for as a financing obligation in accordance with ASC 470, Debt, as the transaction did not qualify as a sale under ASC 842. The lease commenced November 18, 2022 and has a 99-year term followed by ten separate 20-year renewals at the Company’s option.

The Company recorded land within “Property and equipment, net” of $200.0 million with a corresponding liability within ”Long-term portion of financing obligation” of $200.0 million on its condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. All lease payments are recorded as interest expense and there is no reduction to the financing obligation over the lease term. Bally’s Chicago made cash payments, and recorded corresponding interest expense of $4.3 million and $13.0 million during the three and nine months ended September 30, 2023, respectively.

Lessor

The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in “Non-gaming revenue” within our condensed consolidated statements of operations. The Company had lessor revenues related to the rental of hotel rooms of $56.7 million and $155.5 million for the three and nine months ended September 30, 2023, respectively, and $45.7 million and $106.5 million for the three and nine months ended September 30, 2022, respectively. Hotel leasing arrangements vary in duration, but are short-term in nature.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The cost and accumulated depreciation of property and equipment associated with hotel rooms is included in “Property and equipment, net” within our condensed consolidated balance sheets.

17.    EQUITY PLANS

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

During the nine months ended September 30, 2023, the Company granted 1,531,114 restricted awards with an aggregate intrinsic value of $28.4 million under the 2021 Incentive Plan. As of September 30, 2023, 1,261,308 shares remain available for grant under the 2021 Incentive Plan, which includes shares added back to the share pool based on share counting rules. There were 1,869,141 restricted awards outstanding as of September 30, 2023.

Share-Based Compensation

The Company recognized total share-based compensation expense of $6.3 million and $18.6 million for the three and nine months ended September 30, 2023, respectively, and $6.7 million and $18.1 million for the three and nine months ended September 30, 2022, respectively. The total income tax benefit for share-based compensation arrangements was $1.7 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, and $4.9 million and $4.7 million for the nine months ended September 30, 2023 and 2022, respectively.

18.    STOCKHOLDERS’ EQUITY

Capital Return Program

Total share repurchase activity during the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Number of common shares repurchased	—	5,368,334	1,774,845	5,718,950
Total cost	$—	$119,254	$30,458	$132,542
Average cost per share, including commissions	$—	$22.21	$17.16	$23.18

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company retired 40,451 and 5,368,334 shares of its common stock held in treasury during the three months ended September 30, 2023 and 2022, respectively. The Company retired 1,778,916 and 6,514,528 shares of its common stock held in treasury during the nine months ended September 30, 2023 and 2022, respectively. The shares were returned to the status of authorized but unissued shares. As of September 30, 2023, there were no shares remaining in treasury.

As of September 30, 2023 and December 31, 2022, $164.1 million and $194.6 million, respectively, remained available for use under the above-mentioned capital return program, subject to regulatory and debt agreements limitations.

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

Changes to Authorized Shares

On May 18, 2021, following receipt of required shareholder approvals, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million to 200 million, and authorize the issuance of up to 10 million shares of preferred stock. As of September 30, 2023 and December 31, 2022, no shares of preferred stock have been issued.

Shares Outstanding

As of September 30, 2023, the Company had 45,616,627 common shares issued and outstanding. The Company issued warrants, options and other contingent consideration in acquisitions and strategic partnerships that are expected to result in the issuance of common shares in future periods resulting from the exercise of warrants and options or the achievement of certain performance targets. These incremental shares are summarized below:

Sinclair Penny Warrants (Note 2)	7,911,724
Sinclair Performance Warrants (Note 2)	3,279,337
Sinclair Options(1) (Note 2)	1,639,669
MKF penny warrants (Note 12)	44,128
Telescope contingent shares (Note 12)	8,626
Outstanding awards under Equity Incentive Plans (Note 17)	1,869,141
14,752,625
__________________________________
(1)    Consists of four equal tranches to purchase shares with exercise prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing of the Sinclair Agreement.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2023 and 2022, respectively:

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Cash Flow Hedges(2)	Net Investment Hedges	Total
Accumulated other comprehensive loss at December 31, 2022	$(295,984)	$344	$—	$—	$(295,640)
Other comprehensive income (loss) before reclassifications(1)	1,532	—	3,970	675	6,177
Reclassifications from accumulated other comprehensive loss to earnings(1)	—	—	(443)	(388)	(831)
Tax effect	—	—	(934)	(76)	(1,010)
Accumulated other comprehensive loss at September 30, 2023	$(294,452)	$344	$2,593	$211	$(291,304)
__________________________________
(1)    All activity relates to the three months ended September 30, 2023.
(2)    As of September 30, 2023, approximately $4.5 million of existing gains and losses are estimated to be reclassified into earnings within the next 12 months.

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2021	$(25,833)	$(976)	$(26,809)
Other comprehensive income (loss)	(483,548)	—	(483,548)
Accumulated other comprehensive loss at September 30, 2022	$(509,381)	$(976)	$(510,357)

19.    COMMITMENTS AND CONTINGENCIES

Litigation

Diamond commenced reorganization proceedings under Chapter 11 of the Bankruptcy Code in March 2023. In July 2023, Diamond commenced litigation as part of its bankruptcy proceedings challenging a series of transactions between Sinclair and Diamond. One of the 19 counts in the complaint includes Bally’s as a defendant, alleging that the agreement with Sinclair involved fraudulent transfers and unlawful distributions. To date, Diamond has not sought to reject the Commercial Agreement. If Sinclair were to do so; Bally’s would have an unsecured claim for damages resulting from the rejection. The litigation is in its early stages and Bally’s intends to vigorously defend this claim.

The Company is a party to other various legal and administrative proceedings which have arisen in the ordinary course of its business. Estimated losses are accrued for these proceedings when the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition and those estimated losses are not expected to have a material impact on results of operations. Although the Company maintains what it believes is adequate insurance coverage to mitigate the risk of loss pertaining to covered matters, legal and administrative proceedings can be costly, time-consuming and unpredictable.

Although no assurance can be given, the Company does not believe that the final outcome of these matters, including costs to defend itself in such matters, will have a material adverse effect on the company’s consolidated financial statements. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Bally’s Chicago Casino Fees

Under the Illinois Gambling Act, the Company will be responsible to pay various gaming license fees to the Illinois Gaming Board in connection with the Company’s casino operations. These fees include: (i) a $250,000 land based gaming fee to operate the casino on land prior to commencing operations, (ii) a $250,000 license fee prior to receiving an owners license and gambling operations commence, (iii) gaming position fees equal to the minimum initial fee of $30,000 per gaming position to be paid within 30 days of issuance of an owners license or Temporary Operating Permit (“TOP”), (iv) a $15 million reconciliation fee upon issuance of a TOP or an owners license, whichever is earlier, and (v) a reconciliation fee payment three years after the date operations commenced (in a temporary or permanent facility) in an amount equal to 75% of the adjusted gross receipt (“AGR”) for the most lucrative 12-month period of operations, minus the amount equal to the initial payment per gaming position paid. On September 9, 2023, operations commenced at the Company’s Bally’s Chicago temporary casino facility, which triggered required gaming license fees to be paid to the Illinois Gaming Board. As of September 30, 2023, the Company recorded such fees totaling $135.3 million within “Intangible assets, net”, as an indefinite lived gaming license, and “Accounts payable” and on the condensed consolidated balance sheets. These fees were paid in October 2023 through borrowings on the Revolving Credit Facility.

Sponsorship Commitments

As of September 30, 2023, the Company has entered into multiple sponsorship agreements with various professional sports leagues and teams. These agreements commit a total of $138.4 million through 2036 and grant the Company rights to use official league marks for branding and promotions, among other benefits.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

20.    SEGMENT REPORTING

The Company has three operating and reportable segments: Casinos & Resorts, International Interactive and North America Interactive. The “Other” category includes interest expense for the Company and certain unallocated corporate operating expenses and other adjustments, including eliminations of transactions among segments to reconcile to the Company’s consolidated results including, among other expenses, share-based compensation, acquisition and other transaction costs and certain non-recurring charges.

The Company’s three reportable segments as of September 30, 2023 are:

Casinos & Resorts - Includes the Company’s 16 casino and resort properties, one horse race track and one golf course.

International Interactive - Gamesys’ European and Asian operations.

North America Interactive - A portfolio of sports betting, iGaming and free-to-play gaming brands.

As of September 30, 2023, the Company’s operations were predominately in the US, Europe and Asia with a less substantive footprint in other countries world-wide. For geographical reporting purposes, revenue generated outside of the US has been aggregated into the International Interactive reporting segment, and consists primarily of revenue from the UK and Japan. Revenue generated from the UK and Japan represented approximately 25% and 11% of total revenue, respectively, for the three months ended September 30, 2023, and approximately 24% and 11%, respectively for the three months ended September 30, 2022. Revenue generated from the UK and Japan represented approximately 25% and 11% of total revenue, respectively, for the nine months ended September 30, 2023, and approximately 25% and 13%, respectively for the nine months ended September 30, 2022. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

Beginning in the third quarter of 2023, the Company updated its measure of segment performance to Adjusted EBITDAR (defined below) from Adjusted EBITDA. The prior year results presented below were reclassified to conform to the new segment presentation. Management believes segment Adjusted EBITDAR is representative of its ongoing business operations including its ability to service debt and to fund capital expenditures, acquisitions and operations, in addition to it being a commonly used measure of performance in the gaming industry and used by industry analysts to evaluate operations and operating performance.

The following table sets forth revenue and Adjusted EBITDAR for the Company’s three reportable segments and reconciles Adjusted EBITDAR on a consolidated basis to net income (loss). The Other category is included in the following tables in order to reconcile the segment information to the Company’s condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue
Casinos & Resorts	$359,026	$328,540	$1,020,974	$908,385
International Interactive	243,884	227,579	737,230	715,224
North America Interactive	29,567	22,130	79,199	55,407
Total	$632,477	$578,249	$1,837,403	$1,679,016

Adjusted EBITDAR(1)
Casinos & Resorts	$118,184	$118,740	$334,312	$303,413
International Interactive	85,477	76,313	250,352	232,252
North America Interactive	(17,561)	(19,672)	(45,809)	(59,871)
Other	(12,883)	(12,578)	(46,687)	(38,380)
Total	173,217	162,803	492,168	437,414

Operating income (expense)
Rent expense associated with triple net operating leases(2)	(31,594)	(11,835)	(94,152)	(34,717)
Depreciation and amortization	(77,487)	(73,853)	(231,235)	(227,507)
Transaction costs	(20,953)	(18,052)	(59,405)	(39,595)
Restructuring	(411)	—	(20,673)	—
Share-based compensation	(6,257)	(6,715)	(18,587)	(18,132)
Gain on sale-leaseback	—	—	374,321	50,766
Impairment charges	—	—	(9,653)	—
Other	721	1,314	(12,834)	(6,728)
Income from operations	37,236	53,662	419,950	161,501
Other income (expense)
Interest expense, net of interest income	(70,630)	(53,572)	(200,987)	(145,085)
Other	15,528	1,640	24,949	46,563
Total other income (expense), net	(55,102)	(51,932)	(176,038)	(98,522)
(Loss) income before income taxes	(17,866)	1,730	243,912	62,979
Provision benefit for income taxes	(43,936)	(1,137)	(153,029)	(996)
Net (loss) income	$(61,802)	$593	$90,883	$61,983
__________________________________
(1)    Adjusted EBITDAR is defined as earnings, or loss, for the Company before interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating (income) expense, acquisition, integration and restructuring expense, share-based compensation, and certain other gains or losses as well as, when presented for our reporting segments, an adjustment related to the allocation of corporate cost among segments, plus rent expense associated with triple net operating leases. Adjusted EBITDAR should not be construed as an alternative to GAAP net income, its most directly comparable GAAP measure, nor is it directly comparable to similarly titled measures presented by other companies.
(2)    Consists primarily of the operating lease components contained within certain triple net leases with GLPI. Refer to Note 16 “Leases” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Capital Expenditures
Casinos & Resorts	$40,206	$46,008	$99,908	$150,389
International Interactive	457	887	2,114	10,554
North America Interactive	79	4,097	1,637	6,004
Other	105,943	290	162,572	416
Total	$146,685	$51,282	$266,231	$167,363
Total assets are not regularly reviewed for each operating segment when assessing segment performance or allocating resources and accordingly, are not presented.

21.    EARNINGS (LOSS) PER SHARE

Diluted earnings per share includes the determinants of basic earnings per share and, in addition, reflects the dilutive effect of the common stock deliverable for stock options, using the treasury stock method, and for RSUs, RSAs and PSUs for which future service is required as a condition to the delivery of the underlying common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net (loss) income applicable to common stockholders	$(61,802)	$593	$90,883	$61,983

Weighted average common shares outstanding, basic	53,580	57,020	53,961	59,170
Weighted average effect of dilutive securities	—	42	315	68
Weighted average common shares outstanding, diluted	53,580	57,062	54,276	59,238

Basic earnings per share	$(1.15)	$0.01	$1.68	$1.05
Diluted earnings per share	$(1.15)	$0.01	$1.67	$1.05
There were 5,152,994 and 5,299,749 share-based awards that were considered anti-dilutive for the three months ended September 30, 2023 and 2022, respectively, and 5,235,978 and 5,105,113 share-based awards that were considered anti-dilutive for the nine months ended September 30, 2023 and 2022, respectively.

On November 18, 2020, the Company issued Penny Warrants, Performance Warrants and Options which participate in dividends with the Company’s common stock subject to certain contingencies. In the period in which the contingencies are met, those instruments are participating securities to which income will be allocated using the two-class method. The Performance Warrants and Options do not participate in net losses. The Penny Warrants were considered exercisable for little to no consideration and are therefore included in basic shares outstanding at their issuance date. For the three and nine months ended September 30, 2023 and 2022, the shares underlying the Performance Warrants were anti-dilutive as certain contingencies were not met. Refer to Note 2 “Significant Accounting Policies” for further information regarding the Sinclair Agreement.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

22.    SUBSEQUENT EVENTS

On October 20, 2023, the Company announced a restructuring plan for its North America Interactive segment. The Company estimates that it will incur restructuring charges between $15 million and $20 million, representing the impairment of certain technology, which will no longer be utilized, in addition to employee related severance costs. The estimate of the charges the Company expects to incur are subject to assumptions, and actual charges may differ from such estimates. The Company may incur other charges or cash expenditures in connection with this plan which are not currently estimable or contemplated.

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

As of September 30, 2023, we own and manage 16 land-based casinos in 10 states across the United States (“US”), one golf course in New York, and one horse racetrack in Colorado operating under the Bally’s brand. Our land-based casino operations include approximately 15,400 slot machines, 600 table games and 5,300 hotel rooms, along with various restaurants, entertainment venues and other amenities. In 2021, we acquired London-based Gamesys Group Ltd. (“Gamesys”) to expand our geographical and product footprints to include an iGaming business with well-known brands providing iCasino and online bingo experiences to our global online customer base with concentrations in Europe and Asia and a growing presence in North America. Our revenues are primarily generated by these gaming and entertainment offerings. We own and operate our proprietary software and technology stack, which is designed to allow us to provide consumers differentiated offerings and exclusive content.

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

Operating Structure

Our business is organized into three reportable segments: (i) Casinos & Resorts, (ii) International Interactive, and (iii) North America Interactive.

Casinos & Resorts - includes our 16 land-based casino properties, one horse racetrack and one golf course:

Property Name	Location
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey
Bally’s Black Hawk(1)(2)	Black Hawk, Colorado
Bally’s Chicago Casino (“Bally’s Chicago”)(3)	Chicago, Illinois
Bally’s Dover Casino Resort (“Bally’s Dover”)(2)	Dover, Delaware
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)(2)	Evansville, Indiana
Bally’s Kansas City Casino (“Bally’s Kansas City”)	Kansas City, Missouri
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)(2)	Rock Island, Illinois
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)	Shreveport, Louisiana
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)(2)	Tiverton, Rhode Island
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)	Lincoln, Rhode Island
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)(2)	Biloxi, Mississippi
Tropicana Las Vegas Casino and Resort (“Tropicana Las Vegas”)(2)	Las Vegas, Nevada
Bally’s Arapahoe Park	Aurora, Colorado
Bally’s Golf Links at Ferry Point (“Bally’s Golf Links”)	Bronx, New York
__________________________________
(1)    Consists of three casino properties: Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(2)    Properties leased from Gaming and Leisure Properties, Inc. (“GLPI”). Refer to Note 16 “Leases” for further information.
(3)    Temporary casino facility while permanent casino resort is constructed.

International Interactive - includes Gamesys, a business-to-consumer (“B2C”) iCasino operator.

North America Interactive - includes the following North America businesses:
•Bally’s Interactive, primarily a B2C online iCasino operator; and
•Consumer facing service and marketing engines, including SportCaller, a B2B and F2P game provider for sports betting companies; Live at the Bike, an online subscription streaming service featuring livestream and on-demand poker videos and podcasts; and an investment in the Association of Volleyball Professionals (“AVP”), a professional beach volleyball organization and host of the longest-running domestic beach volleyball tour.

The North America Interactive reportable segment also includes the North American operations of Gamesys.

Refer to Note 20 “Segment Reporting” to our condensed consolidated financial statements for additional information on our segment reporting structure.

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

Key Performance Indicators

The key performance indicator used in managing our business is consolidated Adjusted EBITDA and segment Adjusted EBITDAR which are non-GAAP measures. Adjusted EBITDA is defined as earnings, or loss, for the Company, or where noted its reporting segments, before, in each case, interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating (income) expense, acquisition and other transaction related costs, share-based compensation and certain other gains or losses as well as, when presented for our reporting segments, an adjustment related to the allocation of corporate cost among segments. Segment Adjusted EBITDAR is Adjusted EBITDA (as defined above) for the Company’s reportable segments, plus rent expense associated with triple net operating leases with GLPI for the real estate assets used in the operation of the Bally’s casinos and the assumption of the lease for real estate and land underlying the operations of the Bally’s Lake Tahoe property.

We use consolidated Adjusted EBITDA and segment Adjusted EBITDAR to analyze the performance of our business and they are used as determining factors for performance based compensation for members of our management team. We use consolidated Adjusted EBITDA and segment Adjusted EBITDAR when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a more fulsome understanding of our core operating results and as a means to evaluate period-to-period performance. Also, we present consolidated Adjusted EBITDA and segment Adjusted EBITDAR because they are used by some investors and creditors as indicators of the strength and performance of ongoing business operations, including our ability to service debt, and to fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. Consolidated Adjusted EBITDA and segment Adjusted EBITDAR information is presented because management believes that they are commonly used measures of performance in the gaming industry and that they are considered by many to be key indicators of our operating results.

Consolidated Adjusted EBITDAR is used outside of our financial statements solely as a valuation metric. Consolidated Adjusted EBITDAR is defined as consolidated Adjusted EBITDA plus rent expense associated with triple net operating leases. Consolidated Adjusted EBITDAR is an additional metric used by analysts in valuing gaming companies subject to triple net leases since it eliminates the effects of variability in leasing methods and capital structures. This metric is included as supplemental disclosure because (i) we believe Consolidated Adjusted EBITDAR is used by gaming operator analysts and investors to determine the equity value of gaming operators and (ii) financial analysts refer to Consolidated Adjusted EBITDAR when valuing our business. We believe Consolidated Adjusted EBITDAR is useful for equity valuation purposes because (i) its calculation isolates the effects of financing real estate, and (ii) using a multiple of Consolidated Adjusted EBITDAR to calculate enterprise value allows for an adjustment to the balance sheet to recognize estimated liabilities arising from operating leases related to real estate.

Consolidated Adjusted EBITDA and segment Adjusted EBITDAR should not be construed as alternatives to net income, the most directly comparable GAAP measure, as indicators of our performance. In addition, consolidated Adjusted EBITDA and segment Adjusted EBITDAR as used by us may not be defined in the same manner as other companies in our industry, and, as a result, may not be comparable to similarly titled non-GAAP financial measures of other companies. Consolidated Adjusted EBITDAR should not be viewed as a measure of overall operating performance or considered in isolation or as an alternative to net income, because it excludes the rent expense associated with our triple net operating leases with GLPI and the lease for real estate and land underlying the operations of the Bally’s Lake Tahoe property.

Third Quarter 2023 and First Nine Months 2023 Results

The following table presents, for the periods indicated, certain revenue and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Total revenue	$632.5	$578.2	$1,837.4	$1,679.0
Income from operations	37.2	53.7	420.0	161.5
Net (loss) income	(61.8)	0.6	90.9	62.0

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenue	100.0%	100.0%	100.0%	100.0%
Gaming and non-gaming expenses	45.4%	43.4%	45.1%	45.3%
General and administrative	36.5%	34.6%	39.8%	34.5%
Gain from sale-leaseback, net	—%	—%	(20.4)%	(3.0)%
Depreciation and amortization	12.3%	12.8%	12.6%	13.6%
Total operating costs and expenses	94.1%	90.7%	77.1%	90.4%
Income from operations	5.9%	9.3%	22.9%	9.6%
Other income (expense)
Interest expense, net	(11.2)%	(9.3)%	(10.9)%	(8.6)%
Other non-operating income, net	2.5%	0.3%	1.4%	2.8%
Total other income (expense), net	(8.7)%	(9.0)%	(9.6)%	(5.9)%
(Loss) income before income taxes	(2.8)%	0.3%	13.3%	3.8%
Provision for income taxes	6.9%	0.2%	8.3%	0.1%
Net (loss) income	(9.8)%	0.1%	4.9%	3.7%
__________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Performance

The following table sets forth certain financial information associated with results of operations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	2023	2022	$ Change
Revenue:
Gaming
Casinos & Resorts	$245,687	$237,951	$7,736	$709,812	$681,472	$28,340
International Interactive	240,577	217,215	23,362	720,925	677,971	42,954
North America Interactive	22,631	10,567	12,064	58,349	25,080	33,269
Total Gaming revenue	508,895	465,733	43,162	1,489,086	1,384,523	104,563
Non-gaming
Casinos & Resorts	113,339	90,589	22,750	311,162	226,913	84,249
International Interactive	3,307	10,364	(7,057)	16,305	37,253	(20,948)
North America Interactive	6,936	11,563	(4,627)	20,850	30,327	(9,477)
Total Non-gaming revenue	123,582	112,516	11,066	348,317	294,493	53,824
Total revenue	$632,477	$578,249	$54,228	$1,837,403	$1,679,016	$158,387
Operating costs and expenses:
Gaming
Casinos & Resorts	$84,715	$78,229	$6,486	$247,065	$233,324	$13,741
International Interactive	115,751	106,505	9,246	352,229	352,872	(643)
North America Interactive	28,665	12,462	16,203	66,437	34,263	32,174
Total Gaming expenses	229,131	197,196	31,935	665,731	620,459	45,272
Non-gaming
Casinos & Resorts	52,011	37,691	14,320	144,556	102,354	42,202
International Interactive	2,483	8,024	(5,541)	9,393	26,036	(16,643)
North America Interactive	3,547	7,779	(4,232)	8,712	12,125	(3,413)
Total Non-gaming expenses	58,041	53,494	4,547	162,661	140,515	22,146
General and administrative
Casinos & Resorts	133,620	108,078	25,542	391,620	311,808	79,812
International Interactive	40,584	39,450	1,134	146,981	108,002	38,979
North America Interactive	16,470	22,063	(5,593)	76,867	73,905	2,962
Other	39,908	30,453	9,455	116,679	86,085	30,594
Total General and administrative	$230,582	$200,044	$30,538	$732,147	$579,800	$152,347
Margins:
Gaming expenses as a percentage of Gaming revenue	45%	42%		45%	45%
Non-gaming expenses as a percentage of Non-gaming revenue	47%	48%		47%	48%
General and administrative as a percentage of Total revenue	36%	35%		40%	35%

Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

Total Revenue

Total revenue for the three and nine months ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Gaming	$508,895	$465,733	$43,162	9.3%	$1,489,086	$1,384,523	$104,563	7.6%
Hotel	56,728	45,675	11,053	24.2%	155,451	106,539	48,912	45.9%
Food and beverage	39,438	31,724	7,714	24.3%	108,270	83,147	25,123	30.2%
Retail, entertainment and other	27,416	35,117	(7,701)	(21.9)%	84,596	104,807	(20,211)	(19.3)%
Total revenue	$632,477	$578,249	$54,228	9.4%	$1,837,403	$1,679,016	$158,387	9.4%

Revenue for the three months ended September 30, 2023 increased $54.2 million, to $632.5 million, from $578.2 million in the same period last year. Revenue for the nine months ended September 30, 2023 increased $158.4 million, to $1.84 billion, from $1.68 billion in the same period last year. We saw gaming, hotel, and food and beverage increase, through organic growth throughout the year at several of our casino properties. Additionally, we saw incremental revenue from our recent acquisitions of Tropicana Las Vegas and Casino Secret (collectively “Recent Acquisitions”), as well as our Bally’s Chicago property which commenced operations on September 9, 2023.

Gaming and Non-gaming Expenses

Gaming expenses for the three months ended September 30, 2023 increased $31.9 million to $229.1 million from $197.2 million in the prior year comparable period and increased $45.3 million to $665.7 million for the nine months ended September 30, 2023 from the prior year comparable period. These increases were primarily attributable to the inclusion of expenses from our recently opened Bally’s Chicago property and the incremental gaming expenses from our Recent Acquisitions.

Non-gaming expenses for the three months ended September 30, 2023 increased $4.5 million from $53.5 million in the same period last year and for the nine months ended September 30, 2023 increased $22.1 million from $140.5 million compared to the same period last year. These increases were primarily attributable to our Tropicana Las Vegas casino property, which contributed incremental non-gaming expenses of $32.7 million during the nine months ended September 30, 2023, partially offset by the decreased non-gaming expense across the interactive reporting segments.

General and Administrative

General and administrative expenses for the three months ended September 30, 2023 increased $30.5 million to $230.6 million from $200.0 million in the same period last year. General and administrative expenses for the nine months ended September 30, 2023 increased $152.3 million from $579.8 million in the same period last year. These increases were primarily attributable to higher operating lease expenses, restructuring charges related to the Interactive business workforce reduction in the current year, increased acquisition and transaction related costs, impairment charges related to the assets held for sale, and general and administrative expenses attributable to our Recent Acquisitions.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2023 was $77.5 million, an increase of $3.6 million, and $231.2 million for the nine months ended September 30, 2023, an increase of $3.7 million, each compared to the same period last year. These increases were mainly attributable to the inclusion of expenses from our Recent Acquisitions, as well as the inclusion of expenses related to our various capital development projects placed into service during 2023.

Income From Operations

Income from operations was $37.2 million for the three months ended September 30, 2023, compared to $53.7 million in the comparable period in 2022. Income from operations was $420.0 million for the nine months ended September 30, 2023, compared to $161.5 million in the corresponding period in 2022. These changes year-over-year were driven by a gain on sale-leaseback recorded during the current year related to our Hard Rock Biloxi and Bally’s Tiverton properties, organic revenue growth, benefits from our recently opened Bally’s Chicago property and Recent Acquisitions, and offset by increased general and administrative expenses and impairment charges on assets held for sale.

Other Income (Expense)

Total other expense increased $3.2 million to $55.1 million for the three months ended September 30, 2023 and $77.5 million to $176.0 million for the nine months ended September 30, 2023, each compared to the same periods last year. These increases in other expenses were primarily attributable to increased interest expense on our borrowings year-over-year.

Provision (Benefit) for Income Taxes

Provision for income taxes for the three months ended September 30, 2023 was $43.9 million compared to $1.1 million for the three months ended September 30, 2022. The effective tax rate for the quarter was (245.9)% compared to 65.7% for the three months ended September 30, 2022. The provision for income taxes for the nine months ended September 30, 2023 was $153.0 million compared to $1.0 million for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 was 62.7% compared to 1.6% for the nine months ended September 30, 2022. The 2023 year to date effective tax rate was higher than the US federal statutory tax rate of 21%, largely due to an increase in the valuation allowance and a tax liability for a discrete item related to the deferred gain on sale leaseback transactions in Mississippi and Rhode Island.

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

Net Income (Loss) and Earnings (Loss) Per Share

Net loss for the three months ended September 30, 2023 was $61.8 million, or ($1.15) per diluted share, compared to net income of $0.6 million, or $0.01 per diluted share, in the same period last year.

Net income for the nine months ended September 30, 2023 was $90.9 million, an increase of $28.9 million, or 46.6%, from $62.0 million, or $1.05 per diluted share, in the same period last year.

Adjusted EBITDA and Adjusted EBITDAR by Segment

Consolidated Adjusted EBITDA was $141.6 million for the three months ended September 30, 2023, a decrease of $9.3 million, or 6.2%, from $151.0 million in the same period last year. Consolidated Adjusted EBITDA was $398.0 million for the nine months ended September 30, 2023, a decrease of $4.7 million, or 1.2%, from $402.7 million in the same period last year.

Adjusted EBITDAR for the Casinos & Resorts segment for the three months ended September 30, 2023 decreased $0.6 million to $118.2 million and increased $30.9 million to $334.3 million for the nine months ended September 30, 2023, each compared to the same prior year period. These fluctuations from prior year are mainly attributable to the inclusion of our Bally’s Chicago and Tropicana Las Vegas properties in the current year, offset by softening in the market from decreased consumer spend.

Adjusted EBITDAR for the International Interactive segment for the three months ended September 30, 2023 increased $9.2 million to $85.5 million and increased $18.1 million, to $250.4 million for the nine months ended September 30, 2023, each compared to the same prior year period. These increases were mainly due to stronger performance in the United Kingdom during the current year.

Adjusted EBITDAR losses for the North America Interactive segment for the three and nine months ended September 30, 2023 were $(17.6) million and $(45.8) million, respectively, compared to adjusted EBITDAR losses of $(19.7) million and $(59.9) million for the three and nine months ended September 30, 2022, respectively. These reductions in adjusted EBITDA losses are largely driven by stronger performance in New Jersey, coupled with cost-savings in connection with the execution of the restructuring plan of our interactive business.

The following table presents segment Adjusted EBITDAR, which is our reportable segment GAAP measure and our primary measure for profit or loss for our reportable segments, and consolidated Adjusted EBITDA. The following table reconciles consolidated Adjusted EBITDA, which is a non-GAAP measure, to net income (loss), as derived from our financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Adjusted EBITDAR(1)
Casinos & Resorts	$118,184	$118,740	$334,312	$303,413
International Interactive	85,477	76,313	250,352	232,252
North America Interactive	(17,561)	(19,672)	(45,809)	(59,871)
Other	(12,883)	(12,578)	(46,687)	(38,380)
Total	173,217	162,803	492,168	437,414

Rent expense associated with triple net operating leases(1)	(31,594)	(11,835)	(94,152)	(34,717)
Interest expense, net of interest income	(70,630)	(53,572)	(200,987)	(145,085)
Provision (benefit) for income taxes	(43,936)	(1,137)	(153,029)	(996)
Depreciation and amortization	(77,487)	(73,853)	(231,235)	(227,507)
Non-operating (income) expense(2)	4,276	1,387	13,528	44,315
Foreign exchange (gain)/loss	8,459	253	2,512	2,248
Transaction costs(3)	(20,953)	(18,052)	(59,405)	(39,595)
Restructuring charges(4)	(411)	—	(20,673)	—
Decommissioning costs(5)	—	—	(2,343)	—
Share-based compensation	(6,257)	(6,715)	(18,587)	(18,132)
Gain on sale-leaseback	—	—	374,321	50,766
Planned business divestiture(6)	(35)	—	(2,089)	—
Impairment charges	—	—	(9,653)	—
Other(7)	3,549	1,314	507	(6,728)
Net income (loss)	$(61,802)	$593	$90,883	$61,983
__________________________________
(1)    Consists of the operating lease components contained within our triple net master lease dated June 4, 2021 with GLPI for the real estate assets used in the operation of Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Hard Rock Biloxi and Bally’s Tiverton, the individual triple net lease with GLPI for the land underlying the operations of Tropicana Las Vegas, and the triple net lease assumed in connection with the acquisition of Bally’s Lake Tahoe for real estate and land underlying the operations of the Bally’s Lake Tahoe facility.
(2)    Non-operating (income) expense includes: (i) change in value of commercial rights liabilities, (ii) gain on extinguishment of debt, (iii) non-operating items of equity method investments including our share of net income or loss on an investment and depreciation expense related to our Rhode Island joint venture, and (iv) other (income) expense, net.
(3)    Includes acquisition, integration and other transaction related costs, financing costs incurred in connection with the Hard Rock Biloxi and Tiverton sale lease-back transactions, the prior year tender offer process, and costs incurred to address the Standard General takeover bid.
(4)    Restructuring costs related to the Interactive business workforce reduction.
(5)    Costs related to the decommissioning of the Company’s sports betting platform in favor of outsourcing the platform solution to third parties.
(6)    Losses related to a North America Interactive business that Bally’s is marketing as held-for-sale as of September 30, 2023.
(7)    Other includes the following items: (i) non-routine legal expenses and settlement charges for matters outside the normal course of business, (ii) demolition costs related to a failed parking garage structure at our Bally’s Atlantic City property and (iii) other individually de minimis expenses.

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

Cash Flows Summary

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$118,359	$225,316
Net cash used in investing activities	(2,247)	(69,455)
Net cash used in financing activities	(79,560)	(189,948)
Effect of foreign currency on cash and cash equivalents	(2,251)	(20,622)
Change in cash and cash equivalents and restricted cash held for sale	(1,648)	—
Net change in cash and cash equivalents and restricted cash	32,653	(54,709)
Cash and cash equivalents and restricted cash, beginning of period	265,184	274,840
Cash and cash equivalents and restricted cash, end of period	$297,837	$220,131

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2023 was $118.4 million, compared to net cash provided by operating activities of $225.3 million for the nine months ended September 30, 2022. The decrease in cash provided by operating activities was primarily driven by the $323.6 million increase in gain on sale-leaseback, partially offset by increased deferred income taxes, positive changes in working capital and an increase in net income of $28.9 million from the prior year.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $2.2 million, a decrease of $67.2 million compared to net cash used in investing activities of $69.5 million for the nine months ended September 30, 2022. The increase in cash provided by investing activities was primarily driven by increased proceeds from sale-leaseback transactions and decreased cash paid for acquisitions, offset by the increase in capital expenditures year-over-year.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 was $79.6 million compared to net cash used in financing activities of $189.9 million for the nine months ended September 30, 2022. This decrease was mainly attributable to the decrease in stock repurchases coupled with the decrease in repayments of long-term debt compared to prior year, partially offset by a decrease in the issuance of long-term debt year-over-year.

Capital Return Program

During the nine months ended September 30, 2023, we repurchased 1,774,845 common shares for an aggregate price of $30.5 million under our previously announced capital return program. As of September 30, 2023, there was $164.1 million available for use under the capital return program, subject to limitations in our regulatory and debt agreements.

We did not pay cash dividends during the nine months ended September 30, 2023 or 2022, nor do we currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.

Debt and Lease Obligations

Senior Notes

On August 20, 2021, we issued $750.0 million aggregate principal amount of 5.625% senior notes due 2029 and $750.0 million aggregate principal amount of 5.875% Senior Notes due 2031 (together, the “Senior Notes”).

During the nine months ended September 30, 2023, the Company repurchased and retired $15.0 million of the Senior Notes due 2031 at a weighted average price of 70.80% of the principal. In connection with the repurchase of these Senior Notes due 2031, the Company recorded a gain on extinguishment of debt of $4.0 million.

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

During the quarter ending September 30, 2023, the Company entered certain currency swaps to synthetically convert $400 million of its Term Loan Facility to an equivalent fixed-rate Euro-denominated instrument due October 2028 paying a fixed-rate coupon of approximately 6.74% per annum. Such currency swaps as of September 30, 2023, which had an original effective conversion rate of 1.082 and €369.7 million notional amount at inception, reflected a gain of $9.0 million when converted to US dollar as of September 30, 2023, or an equivalent in US dollars of $391.0 million.

Refer to Note 11 “Derivative Instruments” and Note 15 “Long-Term Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Operating Leases

The Company is committed under various operating lease agreements for real estate and property used in operations. Minimum rent payable under operating leases was $2.34 billion as of September 30, 2023. Refer to Note 16 “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

GLPI Leases

As of September 30, 2023, the Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties were leased under the terms of a master lease agreement (the “Master Lease”) with GLPI. The Master Lease has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $100.5 million, subject to a minimum 1% annual escalation or greater escalation dependent on CPI.

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

Financing Obligation

Bally’s Chicago Operating Company, LLC, an indirect wholly-owned subsidiary of the Company, leases the land on which Bally’s Chicago will be built. The lease commenced November 18, 2022 and has a 99-year term followed by ten separate 20-year renewals at the Company’s option. As of September 30, 2023, the Company has recorded this lease as a corresponding long-term financing obligation of $200.0 million.

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

For the nine months ended September 30, 2023, capital expenditures were $266.2 million compared to $167.4 million in the same period last year. During the nine months ended September 30, 2023, we continued our spending on maintenance and planned projects at our casino properties, the most significant being our Bally’s Chicago temporary facility, which commenced its operations during the third quarter. Additionally, we made significant progress on our Bally’s Twin River and Bally’s Atlantic City properties.

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

Bally’s Kansas City - We began construction on the planned redevelopment project of Bally’s Kansas City in November 2021. We believe the redevelopment of the property, which includes a 40,000 square foot land-based building, restaurant, bar and retail space, will improve the property and guest experience and drive growth and our return on investment. Spending on the project during 2023 was approximately $35 million and was completed during the third quarter.

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

Bally’s Chicago - On June 9, 2022, a wholly-owned indirect subsidiary of the Company, Bally’s Chicago Operating Company, LLC (the “Developer”), signed a host community agreement with the City of Chicago to develop a destination casino resort, to be named Bally’s Chicago, in downtown Chicago, Illinois that will include approximately 3,400 slot machines, 170 table games, 10 food and beverage venues, 500 hotel rooms, a 65,000 square foot entertainment and event center, a 20,000 square foot exhibition, outdoor music venue, 3,300 parking spaces and an outdoor green space. The project also provides the Company with the exclusive right to operate a temporary casino for up to three years while the permanent casino resort is constructed. The temporary casino commenced operations on September 9, 2023 at the Medinah Temple and includes approximately 800 gaming positions and 3 food and beverage venues. The Company currently estimates the permanent casino construction to be completed by the end of 2026.

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

Chicago Tribune Lease Termination - Bally’s Chicago Operating Company, LLC entered into a Lease Termination and Short Term License Agreement with Chicago Tribune Company, LLC (“Tribune”), effective March 31, 2023, which among other things provides that the Company will have possession of 777 West Chicago Avenue, Chicago Illinois 60610 (the “Permanent Chicago Site”) on or before July 5, 2024, subject to $150 million in payments by the Company to Tribune payable in full upon Tribune vacating the site on or prior to July 5, 2024 (the “Payment”). $90 million of the Payment was paid during the three months ended September 30, 2023. $50 million of the Payment is secured by cash-collateralized letters of credit, issued by Citizens Bank and are reported as restricted cash as of September 30, 2023.

Bally’s Chicago Casino Fees - Under the Illinois Gambling Act, the Company will be responsible to pay various gaming license fees to the Illinois Gaming Board in connection with the Company’s casino operations. These fees include: (i) a $250,000 land based gaming fee to operate the casino on land prior to commencing operations, (ii) a $250,000 license fee prior to receiving an owners license and gambling operations commence, (iii) gaming position fees equal to the minimum initial fee of $30,000 per gaming position to be paid within 30 days of issuance of an owners license or Temporary Operating Permit (“TOP”), (iv) a $15 million reconciliation fee upon issuance of a TOP or an owners license, whichever is earlier, and (v) a reconciliation fee payment three years after the date operations commenced (in a temporary or permanent facility) in an amount equal to 75% of the adjusted gross receipt (“AGR”) for the most lucrative 12-month period of operations, minus the amount equal to the initial payment per gaming position paid. On September 9, 2023, operations commenced at the Company’s Bally’s Chicago temporary casino facility, which triggered required gaming license fees to be paid to the Illinois Gaming Board. As of September 30, 2023, the Company recorded such fees totaling $135.3 million within “Intangible assets, net”, as an indefinite lived gaming license, and “Accounts payable” on the condensed consolidated balance sheets. These fees were paid in October 2023 through borrowings on the Revolving Credit Facility.

Other Commitments

Sponsorship Commitments - The Company has entered into several sponsorship agreements with various professional sports leagues and teams, allowing the Company use of official league marks for branding and promotions, among other rights. As of September 30, 2023, obligations related to these agreements were $138.4 million, with contracts extending through June 2036.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements and foreign currency risk attributable to our operations outside of the US. Inflation generally affects us by increasing our cost of labor. Bally’s does not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended September 30, 2023 and 2022.

Interest Rate Risk

As of September 30, 2023, interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On September 30, 2023, we had $2.03 billion of variable rate debt outstanding under our Term Loan and Revolving Credit Facilities and $1.49 billion of unsecured senior notes. Based upon a sensitivity analysis of our debt levels on September 30, 2023, a hypothetical increase of 1% in the effective interest rate would cause an increase in interest expense of approximately $20.3 million over the next 12 months while a decrease of 1% in the effective interest rate, not to exceed the interest rate floor, would cause a decrease in interest expense of approximately $20.3 million over the same period.

We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have utilized derivative financial instruments to help manage this risk. We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the three months ended September 30, 2023 and 2022.

Foreign Currency Risk

We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the US. A vast majority of our revenues are from the UK market and are conducted in British Pound Sterling (“GBP”) and are therefore susceptible to any movements in exchange rates between the GBP and US Dollar. Foreign currency transaction gains for the three and nine months ended September 30, 2023 were $8.5 million and $2.5 million, respectively, while foreign currency transaction gains for the three and nine months ended September 30, 2022 were $0.3 million and $2.2 million, respectively. Movements in currency exchange rates could impact the translation of assets and liabilities of these foreign operations which are translated at the exchange rate in effect on the balance sheet date. We have utilized operational hedges or forward currency exchange rate contracts, as well as derivative financial instruments, to manage the impact of currency exchange rate fluctuations on earnings and cash flows.

ITEM 4.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures for the reporting period ended September 30, 2023 as such terms is defined in Rule 13a-15(f) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that the Company’s controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

The Company completed its acquisition of Bally’s Golf Links at Ferry Point on September 12, 2023. See Note 6 “Business Combinations” included in Part I. Item 1 of this Quarterly Report on Form 10-Q for a discussion of the acquisitions and related financial data. The Company is currently in the process of integrating Bally’s Golf Links internal controls over financial reporting. Except for the inclusion of Bally’s Golf Links, there has been no change in our internal control over financial reporting that occurred during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.1*
First Amendment to Credit Agreement, dated June 23, 2023, among Bally’s Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Quarterly report on Form 10-Q for the quarter ended September 30, 2023, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 3, 2023.

BALLY’S CORPORATION

By:	/s/ MARCUS GLOVER
Marcus Glover
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ ROBESON M. REEVES
Robeson M. Reeves
Chief Executive Officer
(Principal Executive Officer)