Form 10-K
period 2023-12-31
Bally's Corp
filed 2024-03-15
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2023 based on the closing price on the New York Stock Exchange for such date, was approximately $529.8 million.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 14, 2024
Common stock, $0.01 par value	40,089,295
For additional information regarding the Company’s shares outstanding, refer to Note 19 “Stockholders’ Equity.”
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•global economic challenges, including the impact of public health crises, global and regional conflicts, rising inflation, rising interest rates and supply-chain disruptions could cause economic uncertainty and volatility;
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

Our Company

We are a global gaming, hospitality and entertainment company with a portfolio of casinos and resorts and online gaming businesses. We provide our customers with physical and interactive entertainment and gaming experiences, including traditional casino offerings, iGaming, online bingo, sportsbook and free-to-play (“F2P”) games.

As of December 31, 2023, we own and manage 16 land-based casinos in 10 states across the United States (“US”), one golf course in New York, and one horse racetrack in Colorado operating under the Bally’s brand. Our land-based casino operations include approximately 15,500 slot machines, 600 table games and 5,300 hotel rooms, along with various restaurants, entertainment venues and other amenities. In 2021, we acquired London-based Gamesys Group Ltd. (“Gamesys”) to expand our geographical and product footprints to include an iGaming business with well-known brands providing iCasino and online bingo experiences to our global online customer base with concentrations in Europe and Asia and a growing presence in North America. Our revenues are primarily generated by these gaming and entertainment offerings. Our proprietary software and technology stack is designed to allow us to provide consumers with differentiated offerings and exclusive content.

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

We continue to make progress on the integration of our acquired assets and deploying capital on our strategic growth projects. Notable efforts in the current year include:
•In January 2023, we completed the sale-leaseback transaction for the land and real estate assets of Bally’s Tiverton and Hard Rock Biloxi for an aggregate consideration of $625.4 million. This transaction was structured as a tax-free capital contribution, allowing us to utilize funds to reduce debt and be better positioned for continued growth projects.
•In the first half of 2023, we opened the Bally’s Twin River expansion, which included the addition of 40,000 square feet of new gaming space in a landmark expansion of our casino floor, as well as the region’s largest spa inspired by Korea’s traditional bath houses. Our expansion represents our continued partnership with, and commitment to invest $100 million in, our home state of Rhode Island and its workforce.
•In May 2023, in conjunction with Gaming & Leisure Properties, Inc. (“GLPI”), we announced a binding term sheet with the Oakland Athletics of Major League Baseball to site their new ballpark on a portion of our Tropicana Las Vegas property. The ballpark is expected to welcome more than 2.5 million fans and visitors annually and will be a one-of-a-kind asset for the Las Vegas Strip.
•In June 2023, we launched our mobile iGaming app in Pennsylvania, making it our third active iGaming region, following Ontario, Canada in 2022 and New Jersey in late 2021. In June 2023, Rhode Island legalized iGaming, naming Bally’s as the sole provider in the state. We anticipate launching our iGaming app in Rhode Island in early 2024, offering popular live casino games such as blackjack, roulette and baccarat. We will continue to focus on jurisdictions where there are iGaming opportunities.
•We rolled out our new Bally Bet sportsbook app, with our partners Kambi and White Hat Gaming, in seven US states. We intend to continue rolling out our app to new jurisdictions within the US throughout 2024 to increase customer engagement with the Bally brand and expand our online sports betting presence.

•In the beginning of September 2023, we opened our temporary casino at the Medinah Temple in Chicago, Illinois, with approximately 791 slot machines, 56 table games, and several food and beverage offerings. We remain on track to break ground on the permanent casino development in downtown Chicago in 2024, which will become our flagship destination casino resort.
•In September 2023, we opened our land-based property expansion at Bally’s Kansas City, which transformed the property, through an extensive aesthetic renovation to its interior and exterior, and through the addition of enhanced dining and gaming experiences. The expansion represents the most significant investment that Bally’s has made in the property since its acquisition in 2020.
•In September 2023, we acquired Trump Golf Links at Ferry Point, subsequently renamed to Bally’s Golf Links at Ferry Point, which includes the assignment of a license agreement to operate an 18-hole links-style golf course located in the Bronx, New York. This acquisition continues our strategic objective of developing a diversified portfolio within our Casinos & Resorts segment.

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
__________________________________
(1)    Consists of three casino properties: Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(2)    Properties leased from GLPI. Refer to Note 17 “Leases” for further information.
(3)    Temporary casino facility, as a permanent casino resort is being constructed.

International Interactive - includes Gamesys, a business-to-consumer (“B2C”) iCasino operator.

North America Interactive - includes the following North America businesses:
•Bally’s Interactive, primarily a B2C online iGaming and online sportsbook operator; and
•Consumer facing service and marketing engines, including SportCaller, a business-to-business (“B2B”) and F2P game provider for sports betting companies; Live at the Bike, an online subscription streaming service featuring livestream and on-demand poker videos and podcasts; an investment in the Association of Volleyball Professionals (“AVP”), a professional beach volleyball organization and host of the longest-running domestic beach volleyball tour; and an investment in Watch Stadium, a content distribution channel focused on sporting events.

The North America Interactive reportable segment also includes the North American operations of Gamesys.

Refer to Note 23 “Segment Reporting” to our consolidated financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our segment reporting structure.

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

Interactive Brands

We operate a suite of award-winning brands and are focused on building a diverse portfolio of distinctive and recognizable brands that deliver platforms, player experiences and gaming content globally. Our brands are generally as follows, which include certain licensed brands:

•iGaming brands include Bally Casino, Rainbow Riches Casino, Virgin Casino, Virgin Games, VIP Casino, Vera & John, InterCasino, Monopoly Casino, Yuugado, Canal Bingo, VIP Casino, Casino Secret;
•Sportsbook brand is Bally Bet;
•F2P brand is Bally Play and SportCaller, a F2P games content provider;
•Online bingo brands include Jackpotjoy, Double Bubble Bingo and Botemania;
•Gamesys, an iGaming and online bingo platform provider and operator; and
•Telescope, a provider of real-time audience engagement solutions for live events, gamified second screen experiences and interactive livestreams.

Our Technology and Product Development

At Bally’s, we’ve brought together a blend of real money technology platforms and know-how that together deliver a portfolio of exciting, diverse, and localized gaming products.

At its heart, we combine more than 20 years of experience from competitive European online gaming markets, Bally’s iGaming products and entrepreneurial spirit, and strong partnerships with third-party iGaming & Sports providers. Our talented technology and product development teams continue to demonstrate a capability to relentlessly develop our products and launch into new markets. Our teams are highly skilled, ambitious and experienced.

In 2021, within our North America Interactive reporting segment, we rolled out Bally Casino to New Jersey only two months after our acquisition of Gamesys. In 2022, we introduced our “Bally Bet 2.0” product to Arizona, New York, Ontario, and Indiana, leveraging the Bally’s Interactive “Evolve” sports engine, combined with the acquired heritage of Gamesys. In 2023, we enhanced and expanded the reach of our Sportsbook and iGaming products through our strategic partnerships with White Hat Gaming and Kambi Sportsbook. Through the passage of Legislation in June 2023, allowing iGaming in the State of Rhode Island, we have been authorized, on behalf of the State Lottery Division, to be the exclusive provider of iGaming to Rhode Island customers for 20 years. We anticipate offering, through a partnership with live casino software provider, Stakelogic B.V., online slots, as well as live table games, streamed from a new state of the art live dealer studio at our Bally’s Twin River property.

Our International Interactive reporting segment has continued to nurture our mature and highly successful B2C business in the UK and our B2B business in Japan. In 2023 we expanded in the UK with the launch of the Bally Casino brand, continued to perform well in Japan with highly localized iGaming product developments, and had a soft-launch into Brazil with “BoaBet”, a new brand combining a localized set of sports and casino products tailored for the Brazilian market.

Our technology platforms comprise varying levels of proprietary and third-party software. We invest in internally developed technology where we believe we can use it to leverage a competitive advantage in the market. Our platforms provide core player account management functionality, including responsible gaming, critical compliance components, and high-performance electronic wallets. Our data and analytics platform helps drive core marketing processes and provides the basis for a global gaming customer-focused platform across our portfolio of casinos and resorts and online gaming businesses.

We intend to continue to invest in technology that drives business performance with a competitive edge while continuing to integrate our products across our entire portfolio of businesses into a unified and seamless customer experience. We plan to continue to expand and optimize our data analytics platform to better identify and manage signs of problem gambling, while continuing to deliver entertaining gaming experiences globally.

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

Competition

The gaming industry is characterized by a high degree of competition among a large number of operators, including land-based casinos, riverboat casinos, dockside casinos, video lotteries, traditional lotteries, video gaming terminals at taverns in certain states, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of iGaming and daily fantasy sports gaming, increased sports betting and other forms of gaming in the US. In a broader sense, our gaming operations face competition from many leisure and entertainment activities, including, for example: shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms in different parts of the US, in several Canadian provinces and on many lands taken into trust for the benefit of certain Native American Tribes in the US and First Nations in Canada. We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, except for Rhode Island, as well as in adjacent states. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all. We believe that increased legalized gaming in other states, particularly in areas close to our existing gaming properties and the development or expansion of Native American gaming in or near the states in which we operate, could create additional competition for us and could adversely affect our operations or future development projects. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for more information on competition.

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

Human Capital Resources

Employee Relations, Diversity and Inclusion

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

Labor Relations

As of December 31, 2023, we had approximately 10,500 employees. Most of our employees in Rhode Island, Nevada and New Jersey are represented by a labor union and are subject to collective bargaining agreements with us. As of December 31, 2023, we had 32 collective bargaining agreements covering 3,040 employees. Our collective bargaining agreements generally have three-or-five-year terms.

Environmental, Social and Corporate Governance

Bally’s is committed to engaging and investing in the communities in which we operate and promoting a diverse and inclusive workplace for our valued team members. We strive to make a positive impact and embrace our commitment to responsible gaming and business practices.

Bally’s commitment to Environmental, Social and Governance (“ESG”) is driven from the highest levels of the Company, our Board Chairman chairs the ESG Committee which provides direction on the Company’s ESG strategy, goals, and initiatives. In addition, the Company’s executive Diversity, Equity and Inclusion committee sets the strategy for ensuring Bally’s people and business priorities reflect the diversity of our customers and guests and that inclusion is fully embraced as core to our DNA and how we operate. Across all jurisdictions where we are located, we are dedicated to building stronger communities by becoming an integral part of the local community by hosting fundraisers, building relationships, growing tourism, and supporting local non-profits. The Company made a landmark $5 million (over five years) contribution to the Community College of Rhode Island Foundation as part of our long-term workforce and economic development partnership in Rhode Island.

In addition, we are committed to ensuring responsible play and guest safety. All our employees participate in training to better equip them to identify and mitigate problem play. The Company is a member of the US Responsible Gaming Coalition and the corporate Leadership Circle for the National Council on Problem Gambling, adopted American Gaming Association’s Responsible Marketing Code of Conduct and Have a Game Plan Campaign, and commenced the process to obtain Responsible Gaming Accreditation for North America through RG Check in Ontario. We are also committed to supporting responsible gaming research and donated over $1 million to the International Center of Responsible Gaming for expanded research for underage play prevention and the usage of responsible gaming tools since 2022.

Governmental Gaming Regulation

General

The casino and iGaming industries are highly regulated, and we must maintain licenses and pay gaming taxes in each jurisdiction in which we operate to continue operations. Our casino and iGaming businesses are subject to extensive regulation under the laws, rules and regulations of the jurisdiction in which we operate. These laws, rules and regulations generally concern the responsibility, financial stability, integrity and character of the owners, managers, officers and certain employees of our gaming operations. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions.

Some jurisdictions, including those in which we are licensed, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to periodic reports reflecting those gaming activities.

Pursuant to the gaming laws in the jurisdictions where we have operations, and under our organizational documents, certain of our securities are subject to restrictions on ownership which may be imposed by specified governmental authorities. These restrictions may require a holder of our securities to dispose of the securities, or, if the holder refuses or is unable to dispose of the securities, we may be required to repurchase the securities.

For a more detailed description of regulations to which we are subject, see Exhibit 99.1, to this Annual Report on Form 10-K, which is incorporated herein by reference.

Our Regulatory Agreement

We are party to an Amended and Restated Regulatory Agreement (the “Regulatory Agreement”), with the Rhode Island Department of Business Regulation (“DBR”) and the State Lottery Division of the Rhode Island Department of Revenue (“DoL”). The Regulatory Agreement contains financial and other covenants that, among other things, (i) restrict the acquisition of stock and other financial interests in us, (ii) relate to the licensing and composition of members of our management and Board of Directors (the “Board”), (iii) prohibit certain competitive activities and related-party transactions and (iv) restrict our ability to declare or make restricted payments (including dividends), incur additional indebtedness or take certain other actions, if our leverage ratio exceeds 5.50 to 1.00 (in general being gross debt divided by Adjusted EBITDA, each as defined in the Regulatory Agreement).

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

In addition, our master contracts with Rhode Island extended through June 30, 2043, and allow for consolidation of promotional points between Bally’s Twin River and Bally’s Tiverton, obligate Bally’s Twin River to build a 50,000 square foot expansion, obligate Bally’s to lease at least 20,000 square feet of commercial space in Providence, and commit us to invest $100 million in Rhode Island over the term, including an expansion and the addition of new amenities at Bally’s Twin River. As a licensed Technology Provider since July 1, 2021, Bally’s Twin River is entitled to an additional share of net terminal income on Video Lottery Terminals (“VLTs”) which they owned or leased. June 2021 legislation in Rhode Island also authorized a joint venture between Bally’s and IGT Global Solutions Corporation (“IGT”) to become a licensed technology provider and supply the State of Rhode Island with all VLTs at both Bally’s Twin River and Bally’s Tiverton for a 20.5-year period starting January 1, 2023. The joint venture was organized as the Rhode Island VLT Company, LLC, with IGT owning 60% of the membership interests and Bally’s or its affiliates owning 40% of the membership interests (“RI Joint Venture”). On December 30, 2022, Bally’s Twin River and Bally’s Tiverton purchased additional machines directly from IGT to effectively own 40% of the machines. On January 1, 2023, Bally’s Twin River and Bally’s Tiverton contributed all of their machines to the RI Joint Venture in return for an aggregate 40% membership interest, and IGT contributed all of their machines at Bally’s Twin River and Bally’s Tiverton to the RI Joint Venture in return for a 60% membership interest.

Other Laws and Regulations

Our businesses are subject to various laws and regulations in addition to gaming regulations. These laws and regulations include restrictions and conditions concerning alcoholic beverages, food service, smoking, environmental matters, employees and employment practices, currency transactions, taxation, zoning and building codes, marketing and advertising and data privacy. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes to any of the laws, rules, regulations. or ordinances to which we are subject, new laws or regulations or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

The sale of alcoholic beverages is subject to licensing, control, and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse effect upon our operations.

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

Our core brand in the United States is Bally’s and Bally. We use “Bally’s” in connection with a majority of our land-based properties. We use variations of “Bally” in connection with our interactive products, including Bally Casino, Bally Bet, Bally Live and Bally Sports. The Bally’s and Bally brand is protected by approximately 150 trademark registrations and applications in the US and foreign jurisdictions. In line with our multi-brand strategy, we register trademarks for brands either directly exploited by us in the provision of gaming services or for the purpose of licensing to third parties. Our brands in foreign jurisdictions include: Jackpotjoy, Botemania, Vera & John, Yuugado, InterCasino, VIP Casino and Casino Secret. We also operate interactive sites under brand license agreements with third parties, including the Virgin, Rainbow Riches, Double Bubble Bingo, Canal Bingo and Monopoly brands. In addition, we hold an exclusive trademark license for Hard Rock in relation to our Hard Rock Biloxi casino. The Hard Rock license expires in 2025 with an option to renew for two successive ten-year terms. In foreign territories we hold a number of in-bound trademark licenses for our interactive gaming services.

We create original software code and designs for our interactive gaming and betting services. Our software code is primarily protected by copyright and, to a lesser extent, patents. Although our business is not dependent on any one of our patents or combination of our patents, we file patent applications where we believe it is appropriate to do so. We also license in patented technology where required for the operation of our business. We protect our trade secrets and confidential information by nondisclosure agreements and confidentiality clauses.

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
•We are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.
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
•Our growth prospects depend on the legal status of real money gaming in various jurisdictions and legalization may not occur in as many jurisdictions as we expect or may occur at a slower pace than we anticipate which could adversely affect our future results of operations.

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
•Our results of operations and financial condition could be adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war, terrorism and public health crises such as the COVID-19 pandemic.

Cybersecurity, Data Privacy and Technology Risks

•We rely on information technology, Internet infrastructure and other systems and platforms, and any failures, errors, defects or disruptions in our systems or platforms could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects.
•Our business may be harmed by cybersecurity and data privacy incidents.

Financing Risks

•Our debt agreements, the Regulatory Agreement and other future indebtedness contain or may contain restrictive covenants that may limit our operating flexibility.
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

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As disclosed in this report, we evaluated the effectiveness of our internal control over financial reporting and identified material weaknesses as of December 31, 2023. The material weaknesses are: (1) we have an insufficient number of personnel with the appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose significant and complex accounting and tax matters timely and accurately, (2) we lack segregation of duties over the preparation, review, and recording of journal entries within our International Interactive reportable segment, and (3) we did not effectively review account reconciliation and account analysis controls, including the controls to validate the completeness and accuracy of information used in the performance of those controls, at our International Interactive reportable segment.

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

We face significant competition in all areas in which we conduct our business. Increased competitive pressures may adversely affect our ability to continue to attract customers or affect our ability to compete efficiently.

Several of our casinos and resorts are in jurisdictions that restrict gaming to certain areas and/or may be affected by state laws that currently prohibit or restrict gaming operations. We also face the risk that existing casino licensees will expand their operations and the risk that Native American gaming will continue to grow. Budgetary and other political pressures faced by state governments could lead to intensified efforts directed at the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for our business, or create competitive pressures, depending on where the legalization occurs and our ability to capitalize on it. Our ability to attract customers to the existing casinos which we own could be significantly and adversely affected by the legalization or expansion of gaming in certain jurisdictions and by the development or expansion of Native American casinos in areas where our customers may visit.

In addition, our competitors may refurbish, rebrand, or expand their casino offerings, which could result in increased competition. Furthermore, changes in ownership may result in improved quality of our competitors’ facilities, which may make such facilities more competitive. Certain of our competitors are large gaming companies with greater name recognition, marketing efforts and financial resources. In some instances, particularly in the case of Native American casinos, our competitors pay lower taxes or no taxes. These factors create additional challenges for us in competing for customers and accessing cash flow or financing to fund improvements for our casino and entertainment products that enable us to remain competitive.

We also compete with other forms of legalized gaming and entertainment such as bingo, pull-tab games, card parlors, sportsbooks, pari-mutuel or simulcast betting on horse and dog racing, state-sponsored lotteries, instant racing machines, VLTs (including racetracks that offer VLTs) and video poker terminals and, in the future, we may compete with gaming or entertainment at other venues. Further competition from online lotteries and other online wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from the facilities we own and thus adversely affect our business. Such online wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of US Department of Justice positions related to the application of federal laws to intrastate online gaming and initiatives in some states to consider legislation to legalize intrastate online wagering. The law in this area has been rapidly evolving, and additional legislative developments may occur at the federal and state levels that would accelerate the proliferation of certain forms of online gaming in the US.

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

Existing and new competitors may also increase marketing spending, including to unprofitable levels, in an attempt to distort the online gambling market to build market share quickly. Some of our competitors have or will have significantly greater financial, technical, marketing and sales resources and may be able to respond more quickly to changes in customer needs. Additionally, these competitors may be able to devote a greater number of resources to the enhancement, promotion and sale of their games and gaming systems. Our future success is or will be dependent upon our ability to retain our current customers and to acquire new customers. Failure to do so could result in a material adverse effect on our business, financial condition and results of operations.

Compliance, Regulatory and Legal Risks

We are subject to extensive laws, regulation and licensing, and gaming authorities have significant control over our operations, which could have an adverse effect on our business.

Our ownership and operation of casino gaming, horse racing facilities, sports betting, VLTs and online offerings are subject to extensive regulation, and regulatory authorities have broad powers with respect to the licensing of these businesses, and may revoke, suspend, condition, fail to renew or limit our gaming or other licenses, impose substantial fines and take other actions, each of which poses a significant risk to our business, results of operations and financial condition. We currently hold all licenses and related approvals necessary to conduct our present operations but must periodically apply to renew many of these licenses and registrations and have the suitability of certain of our directors, officers and employees renewed. There can be no assurance that we will be able to obtain such renewals or that we will be able to obtain future approvals that would allow us to expand our gaming operations. Any failure to maintain or renew existing licenses, registrations, permits or approvals would have a material adverse effect on us. As we expand our gaming operations in our existing jurisdictions or to new areas, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming authorities in these jurisdictions. The approval process can be time-consuming and costly and we cannot be sure that we will be successful. In addition, the loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. Furthermore, if additional gaming laws or regulations are adopted in jurisdictions where we operate, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us.

Gaming authorities can generally require that any beneficial owner of our securities file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must generally apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate such an owner’s suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities.

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

Applicable gaming laws and regulations may restrict our ability to issue certain securities, incur debt and undertake other financing activities. Such transactions would generally require notice and/or approval of applicable gaming authorities, and our financing counterparties, including lenders, might be subject to various licensing and related approval procedures in the various jurisdictions in which we conduct gaming operations. Applicable gaming laws further limit our ability to engage in certain competitive activities and impose requirements relating to the composition of our Board and senior management personnel. If gaming regulatory authorities were to find any person unsuitable with regard to their relationship to us or any of our subsidiaries, we would be required to sever our relationship with that person, which could materially adversely affect our business.

We are subject to numerous laws that may expose us to liabilities or have a significant adverse impact on our operations. Changes to any such laws could have a material adverse effect on our operations and financial condition.

Our business is subject to a variety of laws, rules, regulations, and ordinances. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, anti-money laundering measures, vulnerable customer protections, data privacy, zoning and building codes and marketing and advertising and game design. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes to any of the laws, rules, regulations or ordinances to which we are subject, new laws or regulations or material differences in interpretations by courts or governmental authorities could have an adverse effect on our business, financial condition and results of operations.

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

Legislation in various forms to ban or substantially curtail indoor tobacco smoking in public places have been enacted or introduced in many jurisdictions, including some of the jurisdictions in which we operate. We believe these smoking restrictions can significantly impact business volumes. If additional smoking restrictions are enacted within jurisdictions where we operate or seek to do business, our financial condition, results of operations and cash flows could be adversely affected.

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

We are currently a party to the Regulatory Agreement with Rhode Island regulatory agencies. The Regulatory Agreement imposes certain affirmative and negative covenants on us. For more detail on the Regulatory Agreement see the section entitled “Governmental Gaming Regulation” in “Item I. Business” of this Annual Report on Form 10-K. A failure to comply with the provisions in the Regulatory Agreement could subject us to injunctive or monetary relief, payments to the Rhode Island regulatory agencies and ultimately the revocation or suspension of our licenses to operate in Rhode Island. Any such remedy could adversely affect our business, financial condition and results of operations. Among other things, the Regulatory Agreement prohibits us and our subsidiaries from owning, operating, managing or providing gaming specific goods and services to any gaming facilities in Rhode Island (other than Bally’s Twin River and Bally’s Tiverton), Massachusetts, Connecticut or New Hampshire, which may adversely affect our growth and market opportunity in those states.

We are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

We are subject to various environmental laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the management and disposal of solid, animal and hazardous wastes and exposure to hazardous materials. These laws and regulations, which are complex and subject to change, include US Environmental Protection Agency regulations. In addition, our horse racing facility in Colorado is subject to state laws and regulations that address the impacts of manure and wastewater generated by concentrated animal feeding operations (“CAFO”) on water quality, including storm water discharges. CAFO regulations include permit requirements and water quality discharge standards. Enforcement of CAFO regulations has been receiving increased governmental attention. Compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures. For example, we may incur future costs under existing and new laws and regulations pertaining to storm water and wastewater management at our racetracks. Moreover, violations can result in significant penalties and, in some instances, interruption or cessation of operations.

We are also subject to laws and regulations that create liability and cleanup responsibility for releases of regulated materials into the environment. Certain of these laws and regulations impose strict, and under certain circumstances joint and several, liability on the current or previous owner or operator of property for the costs of remediating regulated materials on or emanating from our property. The costs of investigation, remediation or removal of those substances may be substantial. The presence of, or failure to remediate properly, such materials may adversely affect the ability to sell or rent such property or to borrow funds using such property as collateral. Additionally, as an owner or manager of real property, we could be subject to claims by third parties based on damages and costs resulting from environmental contamination at or emanating from third-party sites. These laws typically impose clean-up responsibility and liability without regard to whether the owner or manager knew of or caused the presence of the contaminants and the liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. In addition, environmental requirements address the impacts of development on wetlands.

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

Online gambling operators licensed in the UK and other jurisdictions are obliged to establish and maintain compliant AML, anti-terrorism, safer gambling, fraud detection, risk management and other regulatory policies, procedures and controls to mitigate and effectively manage these risks. In the event that they fail to do so, they may be subject to enforcement action by gambling regulators or other governmental agencies or private action by affected third parties. In the event of a breach, a range of sanctions may be imposed, including financial penalties or regulatory settlements, public warnings, the imposition of special operating conditions or license conditions and the suspension or revocation of gambling licenses.

In addition, there is a risk that increased safer gambling and AML regulatory measures in the UK will prove to be challenging for us. For example, our highest value customers may be unwilling to provide the additional information and/or documentation required by us in the UK to ascertain their sources of wealth, the affordability of their leisure spending with us or their risk of gambling related harm or vulnerability, and to continue to verify such information.

We hold licenses issued by the GBGC. The holders of such licenses are bound to meet stringent compliance requirements relating to matters such as AML, safer gambling, data protection, advertising and consumer rights issues. Compliance with such requirements is incorporated into the relevant licenses as a licensing condition (or similar) with a corresponding requirement for us to comply with various requirements. In September 2022, the GBGC began the implementation of updated social responsibility licensing conditions. All licensees must now have in place effective systems and processes to monitor customer activity to identify harm or potential harm associated with gambling, from the point when an account is opened. The indicators licensees must use to identify harm or potential harm associated with gambling include customer spend, patterns of spend, time spent gambling, gambling behavior indicators, customer-led contact, use of gambling management tools and account indicators. These requirements may significantly impact our business if we are unable to establish the affordability of customers on the basis of available evidence and/or because customers are unwilling to provide the information requested.

The failure by any third-party providers or any relevant entity within the Company to establish and maintain effective and compliant AML, counter terrorism, anti-bribery, fraud detection, regulatory compliance and risk management processes may have a material adverse effect on our business, financial condition and results of operations.

In carrying out its functions, the GBGC is under a statutory duty to ensure that license holders are operating their businesses in ways that are reasonably consistent with the licensing objectives set out in the Gambling Act 2005 (currently the primary legislation governing the licensing and regulation of gambling in Great Britain) (the “Gambling Act”), which are: (1) preventing gambling from being a source of (or associated with) crime or disorder, or being used to support crime; (2) ensuring that gambling is conducted in a fair and open way; and (3) protecting children and other vulnerable people from being harmed or exploited by gambling.

While the objectives of regulation may remain largely stable, the methods that operators are required to employ to meet those objectives, and the interpretation of those objections by the regulator, are in a state of constant evolution and development. We must respond adequately to the challenges this presents. If we are found to be in breach of our obligation to comply with such licensing requirements, then the GBGC may impose a financial penalty on us or impose other sanctions, including removing or imposing conditions on the relevant gambling licenses. Such action could have a material adverse effect on our financial performance.

New legislation governing the online gaming industry may be introduced in the UK which limits or restricts our operating model in that market.

In December 2020, the UK government commenced a review of the Gambling Act. As a result of this review, in April 2023 the UK government issued proposals to amend the Gambling Act, and these proposals are subject to a series of public consultations. The UK government proposals are structured around six main themes: (1) online player protections regarding players and products; (2) marketing and advertising; (3) the powers of the GBGC; (4) dispute resolution and consumer redress; (5) children and young adults; and (6) land-based gambling. There is a risk that the introduction of more stringent, safer gambling and/or AML regulatory measures in the UK may prove operationally onerous for us. Moreover, the potential for the introduction of stake, speed and prize limits and the introduction of deposit, loss and spend limits may operate to impact our financial performance and reduce the long-term growth opportunities for us in the UK.

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

Our growth prospects depend on the legal status of real money gaming in various jurisdictions and legalization may not occur in as many jurisdictions as we expect, or may occur at a slower pace than we anticipate. Additionally, even if jurisdictions legalize real money gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions, or the process of implementing regulations or securing the necessary licenses to operate in a particular jurisdiction may take longer than we anticipate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.

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

In certain jurisdictions, online gambling is either not regulated at all, is subject to very limited regulation or its legality is unclear. These jurisdictions are commonly referred to in the gaming industry as “unregulated jurisdictions.” Certain of our products are made available to players in unregulated jurisdictions, on either a B2B or B2C basis. The relevant transactions in such unregulated jurisdictions and the associated player relationships that underpin them are generally regulated in either Malta or Gibraltar which use “point of supply” gambling regimes. We and our commercial partners hold point-of-supply licenses in Malta and Gibraltar. Therefore, such transactions are in fact heavily regulated but are not themselves regulated in the jurisdiction within which the player is ultimately located.

Operators within the online gambling industry, including Bally’s, have commonly taken a risk-based approach when supplying their online gambling services into jurisdictions in which it is not possible to obtain a gambling license. In these circumstances, online gambling operators may justify their remote supply of gambling services for a number of reasons, including a “country of origin” basis which asserts that it is lawful to supply online gambling services remotely from a jurisdiction in which a gambling license is held in another jurisdiction, unless there is something within the laws of that second jurisdiction that explicitly outlaws such provision and explicitly applies to such inward supply emanating from outside its borders. An example of this is Japan where we offer products on a B2B basis to a third party. Japan has been a focus of our International Interactive segment and has yet to introduce its own licensing regime applicable to our business.

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

There is also a risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities, incumbent monopoly providers or private individuals, could be initiated against us or providers of our Infrastructure Services in unregulated jurisdictions. Such potential proceedings could assert that online gambling services have not been lawfully supplied into the domestic market and could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed on us or our business partners and may divert the attention of our key executives. If we become subject to any such investigations, proceedings and/or penalties in one jurisdiction, this may lead to investigations, proceedings and/or penalties arising in other jurisdictions in which we operate and/or hold a license. Such investigations, proceedings and/or penalties could have a material adverse effect on our business, financial condition and results of operations, as well as our reputation. We derive meaningful revenues from players located in jurisdictions in which a license from that jurisdiction is not available.

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

A vast majority of the revenues currently generated by Gamesys, our wholly owned subsidiary, are from the UK and are conducted in British Pound Sterling (“GBP”) and are therefore susceptible to any movements in exchange rates between GBP and US Dollars (“USD”). Any exchange rate risk may materially adversely affect our business, financial condition and results of operations.

Our substantial activities in foreign jurisdictions may be affected by factors outside of our control.

A portion of our operations are conducted in non-US jurisdictions. As such, our operations may be adversely affected by changes in foreign government policies and legislation (including gambling legislation) or social instability and other factors that are not within our control, including renegotiation or nullification of existing contracts or licenses, changes in gambling policies, regulatory requirements or the personnel administering them, currency fluctuations and devaluations, exchange controls, economic sanctions, tax increases, retroactive tax claims, changes in taxation policies, risk of terrorist activities, revolution, border disputes, implementation of tariffs and other trade barriers and protectionist practices, volatility of financial markets and fluctuations in foreign exchange rates, difficulties in the protection of intellectual property, labor disputes and other risks arising out of foreign governmental sovereignty over the areas in which operations are conducted. Our operations may also be adversely affected by laws and policies of such foreign jurisdictions affecting foreign trade, taxation and investment. Accordingly, our activities in foreign jurisdictions could be substantially affected by factors beyond our control, any of which could have a material adverse effect on our business, financial condition and results of operations.

In the event of a dispute arising in connection with operations in a foreign jurisdiction where we conduct business, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdictions of the courts of the US or enforcing US judgments in such other jurisdictions. We may also be hindered or prevented from enforcing their rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.

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

We are a multinational group with worldwide operations, including material revenues derived from the UK. The UK formally left the EU on January 31, 2020 (“Brexit”). The medium- and long-term consequences of Brexit may result in significant economic, political and social instability, not only in the UK and Europe, but across the globe generally. In particular, this has contributed to volatility in the value of GBP, which may affect our profitability.

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

Further economic, political and social instability may also result from the Scottish public voting for Scotland to leave the UK, even if such vote has no legal effect absent formal approval from the UK government. The implications of any vote in favor of independence are uncertain, but could still be wide-ranging (for instance, in affecting the value of GBP, global markets and the ongoing relationship between Scotland and the rest of the UK and, potentially, the introduction of a discrete gambling regulatory regime in Scotland). Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Our activities are affected by the General Data Protection Regulation, as implemented in each of the UK and the EU (collectively, “GDPR”).

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

Many of the obligations imposed on controllers by the GDPR are expressed as high-level principles, such as the obligation to act fairly with respect to the processing of personal data. The manner in which the data regulators and courts will interpret and apply the GDPR is and will continue to evolve over time. In addition, as a result of Brexit, the application of the GDPR in the UK and the EU will increasingly diverge, posing even greater compliance challenges for businesses operating in these jurisdictions. These procedures and policies may adversely affect our business by constraining our data processing activities or by increasing our operational and compliance costs. Additional updates to these policies and procedures and associated operational changes may be required and costs incurred to comply with updates to e-privacy laws.

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

Our casino and hotel properties have an ongoing need for renovations and other capital improvements to remain competitive, including room refurbishments, amenity upgrades and replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with applicable laws and regulations. Construction projects, such as our construction of the permanent casino in Chicago, entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our business and results of operations.

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

Our completed or any future acquisitions, may not enhance our financial performance. Our ability to achieve the expected benefits of any acquisitions will depend on, among other things, our ability to effectively translate our strategies into revenue, our ability to retain and assimilate the acquired businesses’ employees, our ability to retain existing customers and suppliers on terms similar to, or better than, those in place with the acquired businesses, our ability to attract new customers, the adequacy of our implementation plans, our ability to maintain our financial and internal controls and systems as we expand our operations, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and revenue goals. The integration of the businesses that we acquire might also cause us to incur costs that are unforeseen or that exceed our estimates, which would lower our future earnings and would prevent us from realizing the expected benefits of such acquisitions. In some cases, the services provided by the sellers are critical to the ongoing efficient operation of the properties and may involve costly payments from us to the provider of the services. If the provision of these services by the sellers is disrupted or given insufficient attention by the sellers, our ability to operate the properties may be negatively impacted until such time as we are able to take full control over the services. Moreover, we must pay the sellers for these services and the costs to us for these services may exceed our estimates and these expenses will negatively impact the results of operations of these properties during these transition periods. Failure to achieve the anticipated benefits of these acquisitions could result in decreases in the amount of expected revenues and diversion of management’s time and energy and could adversely affect our business, financial condition and operating results including, ultimately, a reduction in our stock price.

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

There can be no assurance that we will not face similar challenges and difficulties with respect to new development projects, such as the permanent casino project in Chicago, or expansion efforts that we may undertake, which could result in significant sunk costs that we may not be able to fully recoup or that otherwise have a material adverse effect on our financial condition and results of operations. We may not be able to obtain additional financing on acceptable terms or at all. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could adversely affect our ability to complete acquisitions.

We may not realize the anticipated benefits of existing or pending strategic alliances, joint ventures, acquisitions, divestitures or new business strategies.

We have invested in, formed strategic alliances with and announced proposed joint ventures with other companies, such as the RI Joint Venture, and we may expand those relationships or enter into similar relationships with additional companies which may require various state approvals which may or may not be granted. These initiatives are typically complex, and we may not be able to complete anticipated alliance or joint venture transactions, the anticipated benefits of these transactions may not be realized or the benefits may be delayed. For example, we may not successfully integrate an alliance or joint venture with our operations, including the implementation of our controls, systems, procedures and policies, or unforeseen expenses or liabilities may arise that were not discovered during due diligence prior to an investment or entry into a strategic alliance, or a misalignment of interests may develop between us and the other party. Further, to the extent we share ownership, control or management with another party in a joint venture, our ability to influence such joint venture may be limited, and we may be unable to prevent misconduct or implement our compliance or internal control systems. In addition, implementation of a new business strategy may lead to the disruption of our existing business operations, including distracting management from current operations. Results of operations from new activities may be lower than our existing activities, and, if a strategy is unsuccessful, we may not recoup our investments in that strategy. Failure to successfully and timely realize the anticipated benefits of these transactions or strategies could have an adverse effect on our financial condition or results of operations.

Our business depends, in part, on strategic relationships with third parties. Overreliance on certain third parties or our inability to extend existing relationships or agree to new relationships may cause unanticipated costs for us and impact our financial performance in the future.

We have entered into strategic partnerships with Sinclair Broadcast Group, Inc. (“Sinclair”), the National Hockey League, MLB Professional Development Leagues, LLC, among others, and may enter into relationships with advertisers, casinos and other third parties in order to attract users to our platform. These relationships along with providers of online services, search engines, social media, directories and other websites and e-commerce businesses direct consumers to our platform. In addition, parties with whom we have advertising arrangements provide advertising services to other companies, including other fantasy sports and gaming platforms with which we compete. While we believe there are other third parties that could drive users to our platform, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing relationships or our future relationships fails to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract consumers cost effectively and harm our business, financial condition and results of operations.

Our branded sites are heavily reliant on well-known brands owned by third parties.

We operate certain branded sites, including sites branded as Virgin Games, Double Bubble Bingo and Monopoly Casino. All such branded sites operated by us are reliant on the use of highly trusted and recognizable brands which are owned by third parties (the “Third Party Brands”). We operate the Third Party Brands pursuant to brand licensing arrangements with the relevant third party brand owner (the “Brand Owner”). We are contractually required to operate such branded sites in accordance with those brand licensing arrangements, and any material breach of those requirements may expose us to claims for breach of contract and/or may lead to the Brand Owner terminating or failing to renew the brand licensing arrangements. We own the player data in respect of such branded sites, and in the event that the brand licensing arrangements for any of such branded sites were to be terminated early or not renewed, then we would seek to migrate those players to a different gaming site operated by us. However, there is a risk that any replacement branded site offered by us may not successfully retain those players, and if we lose the right to use any of the Third Party Brands, our business, financial condition and results of operations may be materially adversely affected.

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

We currently lease certain parcels of land on which a portion of our properties are located. As a ground lessee, we have the right to use the leased land; however, we do not hold fee ownership of the underlying land. Accordingly, we have no interest in the leased land or improvements thereon at the expiration of the ground leases. If our use of the land underlying our casino properties is disrupted permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. Our leases provide that they may be terminated for a number of reasons, including failure to pay rent, taxes or other payment obligations or the breach of other covenants contained in the leases. In particular, our leases with GLPI require annual rent payments of $112.1 million in 2024, which is subject to escalation annually, and obligate us to make specified minimum capital expenditures with respect to the leased properties. If our business and properties fail to generate sufficient earnings, the payments required to service the rent obligations under our leases with GLPI could materially and adversely limit our ability to react to changes in our business and make acquisitions and investments in our properties. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. Further, in the event that any lessor of our leased properties, including GLPI, encounters financial, operational, regulatory or other challenges, there can be no assurance that such lessor will be able to comply with its obligations under the applicable lease.

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

New and future changes to US and non-US tax laws could adversely affect our business.

The US Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions where Bally’s and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” including the OECD’s “Two-Pillar” framework, which, among other changes, would generally provide for an effective global minimum corporate tax rate of 15% on profits generated by certain multinational companies. This minimum tax would be applied to profits in any jurisdiction where the effective tax rate, determined on a country-by-country basis and applying certain agreed-upon conventions, is below 15%. The OECD and its members are undertaking the coordinated implementation of the minimum tax. Although this initiative is subject to further developments in the countries where Bally’s and its affiliates do business, it is already in force or is expected to be in force in various jurisdictions, including the UK and the EU, for fiscal years beginning on and after January 1, 2024. We are continuing to evaluate the Two-Pillar framework and related legislation and the potential impact on our business. The adoption of the Two-Pillar framework by countries in which Bally’s and its affiliates do business could adversely affect Bally’s and its affiliates’ effective tax rate and increase tax complexity and uncertainty. Furthermore, as a result of the Two-Pillar framework or other tax initiatives, the tax laws in the US, the UK and other countries in which Bally’s and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect Bally’s and its affiliates.

In addition, the US government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, an increase in the tax rate applicable to global intangible low-taxed income, the elimination of certain tax exemptions and the imposition of further minimum taxes or surtaxes on certain types of income. Although a range of US tax legislation has been proposed, the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business.

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

We expect to experience strong competition in hiring and retaining qualified property and corporate management personnel, including competition from Native American gaming facilities that are not subject to the same taxation regimes as we are and, therefore, may be willing and able to pay higher rates of compensation. From time to time, a number of vacancies in key corporate and property management positions can be expected. If we are unable to successfully recruit and retain qualified management personnel at our facilities or at the corporate level, our results of operations could be adversely affected.

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

Most of our employees in Rhode Island, Nevada and New Jersey are represented by a labor union and are subject to collective bargaining agreements with us. As of December 31, 2023, we had 32 collective bargaining agreements covering 3,040 employees. Our collective bargaining agreements generally have three-or-five-year terms. There can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements. We may also face organizing activities that could result in additional employees becoming unionized. Furthermore, labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses and legal costs thereby affecting our profitability or interfering with the ability of our management to focus on executing our business strategies, and could impose limitations on our ability to reduce the size of our workforce during an economic downturn, which could put us at a competitive disadvantage.

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

In addition, the funding obligations for our pension plans will be impacted by the performance of the financial markets, particularly the equity markets and interest rates. Funding obligations are determined by government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected, we could be required to make larger contributions. The equity markets can be very volatile, and, therefore, our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase our required contributions in the future and adversely impact our liquidity.

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

Expectations relating to environmental, social and governance considerations expose us to potential liabilities, reputational harm and other unforeseen adverse effects on our business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our environmental, social and governance goals and initiatives through information provided on our website, press statements and other communications. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties and requires ongoing investments. The success of our goals and initiatives may be impacted by factors that are outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus and views of stakeholders may change and evolve over time and vary depending on the jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and views could materially adversely affect our business, financial condition and results of operations.

Our insurance and self-insurance programs may not be adequate to cover future claims.

Although we maintain insurance that we believe is customary and appropriate for our business, we cannot assure that such insurance programs will be available or adequate to cover all losses and damage to which our business or our assets might be subjected. We use a combination of insurance and self-insurance to provide for potential liabilities, including employee healthcare benefits, up to certain stop-loss amounts which limit our exposure above the amounts we have self-insured. We estimate the liabilities and required reserves associated with the risks we retain. Any such estimates and actuarial projection of losses is subject to a considerable degree of variability. If actual losses incurred are greater than those anticipated, our reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss that exceeds our self-insurance reserves, and any excess insurance coverage, the loss and attendant expenses could harm our business, financial condition or results of operations. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are uninsured or underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payments of our obligations. We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits, further increase our deductibles or agree to certain exclusions from our coverage.

Our results of operations and financial condition could be adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war, terrorism and public health crises such as the COVID-19 pandemic.

Natural disasters, such as major hurricanes, typhoons, tornados, floods, fires and earthquakes, could adversely affect our business and operating results. Hurricanes are common in the areas in which our Mississippi and Louisiana properties are located, and the severity of such natural disasters is unpredictable.

Catastrophic events, such as terrorist attacks and global and regional conflicts (e.g., the war in Ukraine and conflict in the Middle East), have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions) and tourism. We cannot accurately predict the extent to which such events may affect us, directly or indirectly, in the future.

Public health crises may also significantly impact our business. For example, the global spread of the COVID-19 pandemic, which began in early 2020, resulted in governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, stay-at-home directives, requirements that individuals wear masks or other face coverings, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, concerts, conferences and meetings and quarantines and lock-downs. The pandemic and its consequences dramatically reduced travel and demand for hotel rooms and other casino resort amenities, which had a negative impact on our results in 2020 and 2021. There are no assurances that a resurgence of future COVID-19 variants or future pandemics will not cause similar disruptions that existed in 2020 and 2021.

There can be no assurance that we will be able to obtain or choose to purchase any insurance coverage with respect to occurrences of catastrophic events, such as those described above. If there is a prolonged disruption at our facilities due to natural disasters, terrorist attacks, wars, public health crises or other catastrophic events, our results of operations and financial condition would be adversely affected.

Cybersecurity and Technology Risks

We rely on information technology and other systems and platforms, and any failures, errors, defects or disruptions in our systems or platforms could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects.

We engage a number of third parties to provide gaming operating systems for the facilities we own. As a result, we rely on such third parties to provide uninterrupted services in order to run our business efficiently and effectively. In the event one of these third parties experiences a disruption in its ability to provide such services (whether due to technological or financial difficulties or power problems), this may result in a material disruption to the wagering activity at the casinos which we own and have a material adverse effect on our business, operating results and financial condition.

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

We make extensive use of online services and centralized data processing, including through third-party service providers. We have experienced certain cyber-attacks, attempts to breach our systems and other similar incidents. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems, or those of service providers and business partners, that maintain and transmit customer or employee information may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner or impacted by intentional or unintentional actions or inactions by our employees, or those of a third-party service provider or business partner. As a result, our customers’ or employee’s information may be lost, disclosed, accessed, or taken without our customers’ or employees’ consent.

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

Any such loss, disclosure, or misappropriation of, or access to, customers’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our business, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our reputation, business, operating results, and financial condition.

Financing Risks

Our debt agreements and the Regulatory Agreement contain restrictive covenants that may limit our operating flexibility.

Our current debt agreements and the Regulatory Agreement include, and our future debt agreements and regulatory agreements will likely include numerous financial and other covenants, imposing financial and operating restrictions on our business. Our ability to comply with these provisions may be affected by general economic conditions, industry conditions and other events beyond our control. There can be no assurance that we will be able to comply with these covenants. The failure to comply with a financial covenant or other restriction contained in the agreements governing our indebtedness or in the Regulatory Agreement may result in an event of default under such agreements or sanctions or fines under the Regulatory Agreement. An event of default under our debt agreements could result in acceleration of some or all the applicable indebtedness as well as other indebtedness of ours and the inability to borrow additional funds. We do not have, and cannot be certain we would be able to obtain, sufficient funds to repay any such indebtedness if it is accelerated. Restrictions in our debt agreements or in the Regulatory Agreement might affect our ability to operate our business, might limit our ability to take advantage of potential business opportunities as they arise and might adversely affect the conduct of our current business, including by restricting our ability to finance future operations and capital needs and limiting our ability to engage in other business activities.

Our existing and future indebtedness may limit our operating and financial flexibility.

As of December 31, 2023, we had approximately $3.73 billion of total indebtedness outstanding consisting of $1.91 billion outstanding under our term loan facility (the “Term Loan”) pursuant to the terms of a credit agreement we entered into on October 1, 2021 (the “Credit Agreement”) with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders party thereto, and $1.5 billion in aggregate principal amount of outstanding 5.625% senior notes due 2029 and 5.875% senior notes due 2031 (collectively, the “Senior Notes”). As of December 31, 2023, we have a $620.0 million revolving credit facility (the “Revolving Credit Facility” or “Revolver” and, together with the Term Loan, the “Credit Facility”), of which there were $335.0 million in borrowings as of that date. This indebtedness may have important negative consequences for us, including:

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

Though we have significant amounts of indebtedness outstanding, as of December 31, 2023, we have the ability to borrow the remaining $256.1 million available under our Revolving Credit Facility and may issue or incur additional indebtedness to fund our operations, including as necessary to execute on our growth strategy. Further, we may incur other liabilities that do not constitute indebtedness under the Credit Facility. The risks that we face based on our outstanding indebtedness may intensify if we incur additional indebtedness or financing obligations in the future.

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

Some of these factors will be beyond our control. There can be no assurance that our business will generate cash flow from operations, or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other needs. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. The inability to generate cash flow could result in us needing to refinance all or a portion of our indebtedness on or before maturity, including through the issuance of additional debt or equity securities. If needed, there can be no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could adversely affect our financial condition.

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

In June 2023, with the discontinuation of the London Inter-Bank Offered Rate (“LIBOR”) reference rate, the Credit Facility was amended to incorporate a Secured Overnight Financing Rate (“SOFR”). The use of SOFR based rates as alternatives to LIBOR is relatively new. There could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates, which could affect borrowing costs.

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

Standard General L.P. (“Standard General”), our largest shareholder, beneficially owned 26.4% of our outstanding common stock as of February 14, 2024. Standard General’s Managing Partner and Chief Investment Officer serves as the Chairman of our Board. Standard General is authorized by Rhode Island regulatory authorities to acquire up to 40% of our outstanding common stock.

On March 11, 2024, Standard General proposed to acquire all Bally’s common stock not owned by Standard General or its affiliates at $15.00 per share. The proposal was subject to various conditions, including among others the entry into definitive documents and the approval of a committee of our independent directors. There can be no assurance that any transaction will result or, if so, as to the timing or terms thereof, any alternative transaction or the impact on other shareholders.

We are not paying dividends and any decision to do so in the future will be at the discretion of our Board.

The timing, declaration, amount, and payment of any future dividends will be at the discretion of our Board and will depend upon, among other factors, our earnings, cash requirements, financial condition, requirements to comply with the covenants under our debt agreements and the Regulatory Agreement, legal considerations and other factors that our Board deems relevant. If we do not pay cash dividends on our common stock in the future, then the return on an investment in our common stock will depend upon our future stock price and other forms of returning capital. There is no guarantee that our common stock will maintain its value or appreciate in value.

We are a holding company and will depend on our subsidiaries for dividends, distributions and other payments.

We are structured as a holding company, a legal entity separate and distinct from our subsidiaries. Our only significant asset is the capital stock or other equity interests of our operating subsidiaries. As a holding company, we will conduct all of our business through our subsidiaries. Consequently, our principal source of cash flow will be dividends and distributions from our subsidiaries. Our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats, and have integrated these processes into our overall risk management systems and practices. We routinely assess material risks from cybersecurity threats, including any potential unauthorized attack on, or use of, our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information stored therein.

Our data breach management policy classifies potential threats by risk levels, and we typically prioritize our threat mitigation and impact evaluation efforts based on those risk classifications, while focusing on maintaining the resiliency of our systems. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls, and other safeguards in place to manage such risks.

Following these risk assessments, we design, implement, and maintain reasonable safeguards to minimize the identified risks; reasonably address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards. Some of the other steps we have taken to detect, identify, assess, classify, and attempt to mitigate data security and privacy risks include:

•Adopting and periodically reviewing and updating information security and privacy policies;
•Conducting targeted audits and penetration tests throughout the year, using both internal and external resources;
•Complying with the Payment Card Industry Data Security Standard (PCI-DSS);
•Implementing an Information Security Management System (ISMS) and Privacy Information Management System (PIMS) which are certified as meeting the requirements of the ISO 27001 & ISO 27701 standards, respectively;
•Engaging an industry-leading, suitably qualified and experienced third party to independently evaluate our information security systems on a regular basis;
•Adopting a vendor risk management program, which includes receiving the results of cybersecurity and data privacy audits conducted on certain vendors engaged in high-risk data processing;
•Providing security and data protection training and awareness to our employees, contractors and key partners with access to any sensitive information and systems; and
•Maintaining cyber liability insurance.

We also understand the importance of collecting, storing, using, sharing, and disposing of personal information in a manner that complies with all applicable laws. To facilitate compliance with those laws, we have privacy policies in place regarding our treatment of customer data in both our offline and online environments, as well as policies relating to the protection of employee and vendor data. Our policies provide explanations of the types of information we collect, the rationale for such collection, how we use and share information, and generally describe the measures we take to protect the security of that information. Our policies also describe how customers may initiate inquiries and raise concerns regarding the collection, storage, sharing and use of their personal data.

At this time, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For additional information regarding risks from cybersecurity threats, please refer to Item 1A “Risk Factors -Cybersecurity and Technology Risks.

Governance

Cybersecurity and data protection falls under our overall risk management and oversight. Our Board of Directors periodically receives reports from our operations committee, cybersecurity management, external professional advisors, and other relevant Company personnel regarding various types of risks faced by the Company and the Company’s risk mitigation efforts related thereto, including cybersecurity risks and related mitigation efforts.

The Board also receives presentations from management regarding trends in cybersecurity risks and risk mitigation initiatives and plans, including briefings on recent breaches at other companies and key takeaways and lessons learned that are applicable to our business. The Board will also periodically review key cybersecurity-related benchmarks for the Company.

The Company has a dedicated Security Forum and a Data Protection Committee comprising members from our senior leadership that convene on a regular basis to receive updates from our operations committee, cybersecurity management, external professional advisors, and other relevant Company personnel about the Cybersecurity & Privacy programs we have in place; discuss and assess material risks and planned risk mitigation, incidents and planned remediation efforts, trends observed, consider cybersecurity-related proposals, and review and adopt changes in cybersecurity policies.

Management’s Responsibilities

In the event we identify a potential cybersecurity or data privacy issue, we have defined procedures for responding to such issues, including procedures that address when and how to engage with Company management, our Board of Directors, other stakeholders, and law enforcement when responding to such issues. We have a dedicated management team overseeing our cybersecurity and data privacy initiatives, led by our Chief Information Officer, our Vice President and Global Data Privacy Officer, and our Vice President of Cybersecurity, each in consultation with professional advisors. Our Chief Information Officer has over 25 years’ experience overseeing and managing information technology teams and complex IT systems, and our Vice President of Cybersecurity has over 15 years’ experience developing and managing cybersecurity functions and strategies. Our Vice President of Global Data Privacy is a recognized leader in the industry with over ten years of experience in managing global data privacy programs. Our cybersecurity and data privacy management team regularly meets with senior executives and other team members to provide oversight with respect to our cybersecurity and data privacy risk detection, identification, assessment, classification, and mitigation efforts.

ITEM 2.    PROPERTIES
The Company’s Casinos & Resorts reportable segment consists of 18 properties managed/owned by Bally’s as of December 31, 2023, as shown in the table below:

Property	Location	Type	Built/Acquired	Gaming Square Footage	Slot Machines	Table Games	Hotel Rooms	Food and Beverage Outlets	Racebook	Sportsbook
Bally’s Twin River Lincoln Casino Resort(1)	Lincoln, RI	Casino and Resort	2004	188,070	3,900	114	136	24	Yes	Yes
Hard Rock Hotel & Casino Biloxi(1)(3)	Biloxi, MS	Casino and Resort	2014	50,984	977	55	479	17	No	Yes
Bally’s Tiverton Casino & Hotel(1)(3)	Tiverton, RI	Casino and Hotel	2018	33,840	1,000	32	83	7	Yes	Yes
Bally’s Dover Casino Resort(1)(3)	Dover, DE	Casino, Resort and Raceway	2019	84,075	2,053	28	500	11	Yes	Yes
Bally’s Black Hawk(1)(2)(3)	Black Hawk, CO	Three Casinos	2020	34,632	546	33	—	7	Yes	Yes
Bally’s Kansas City Casino(1)	Kansas City, MO	Casino	2020	42,288	907	24	—	5	No	No
Bally’s Vicksburg Casino(1)	Vicksburg, MS	Casino and Hotel	2020	32,608	458	7	89	2	No	Yes
Bally’s Atlantic City Casino Resort(1)	Atlantic City, NJ	Casino and Resort	2020	82,979	1,171	84	1,205	12	No	Yes
Bally’s Shreveport Casino & Hotel(1)	Shreveport, LA	Casino and Hotel	2020	30,000	965	52	403	6	No	Yes
Bally’s Lake Tahoe Casino Resort	Lake Tahoe, NV	Casino and Resort	2021	46,665	392	20	438	10	Yes	Yes
Bally’s Evansville Casino & Hotel(1)(3)	Evansville, IN	Casino and Hotel	2021	46,265	940	30	338	4	No	Yes
Bally’s Quad Cities Casino & Hotel(1)(3)	Rock Island, IL	Casino and Hotel	2021	42,300	782	22	205	4	No	Yes
Tropicana Las Vegas Casino and Resort(1)(3)	Las Vegas, NV	Casino and Resort	2022	37,904	576	20	1,470	7	No	Yes
Bally’s Chicago Casino(4)	Chicago, IL	Casino	2023	34,894	791	56	—	6	No	No
Bally’s Arapahoe Park	Aurora, CO	Racetrack/OTB Site	2004	—	—	—	—	5	Yes	No
Bally’s Golf Links at Ferry Point	Bronx, NY	Golf Course	2023	—	—	—	—	—	—	—
__________________________________
(1)    The properties noted above are required to be mortgaged under and are encumbered under our Credit Agreement.
(2)    These properties include Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(3)    Properties leased from GLPI. Refer to Note 17 “Leases” for further information.
(4)    Temporary casino facility, as a permanent casino resort is being constructed.

As of December 31, 2023, Bally’s had approximately 265,000 square feet of office space, including the corporate headquarters located in Providence, Rhode Island. Our interactive businesses operate primarily in leased office space located in the UK, US, Malta, Canada, Estonia, Sweden, Gibraltar, Isle of Man, Hong Kong and Philippines.

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

Holders

At February 14, 2024, there were 234 holders of record of our common stock, although we believe there are a significantly larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of shareholders.

Issuer Purchases of Equity Securities

On June 14, 2019, we announced that the Board approved a capital return program (the “Capital Return Program”) under which we may expend a total of up to $250 million for a share repurchase program and payment of dividends. On February 10, 2020, and October 4, 2021, the Board approved an additional $100 million and $350 million for stock repurchases and payment of dividends, respectively.

Share repurchases under publicly announced programs may be effected in various ways, which could include open-market or private repurchase transactions, accelerated share repurchase programs, tender offers or other transactions. The amount, timing and terms of any capital transactions will be determined based on prevailing market conditions and other factors and may be suspended or discontinued at any time. There is no fixed time period to complete the capital returns.

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended December 31, 2023 (in thousands, except Average Price Paid per Share):

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	—	$—		—	$164,100
November 1, 2023 - November 30, 2023	3,113	10.78		3,113	130,531
December 1, 2023 - December 31, 2023	2,694	13.01		2,694	95,477
	5,807	$11.81	(a)	5,807	$95,477
__________________________________
(a)    Weighted average.

Changes to Authorized Shares

On May 18, 2021, following receipt of required shareholder approvals, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million to 200 million, and to authorize the issuance of up to 10 million shares of preferred stock. As of December 31, 2023, no shares of preferred stock have been issued.

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

Executive Overview

During 2023, we continued to grow our business by actively pursuing new gaming opportunities and reinvesting in our existing operations.

In our Casinos & Resorts segment, we:
•announced a binding deal with the Oakland Athletics of Major League Baseball to site their new ballpark on a portion of our Bally’s Las Vegas property;
•opened our temporary casino at the Medinah Temple in Chicago, Illinois and are on track to break ground to develop a permanent flagship destination casino resort in downtown Chicago, Illinois;
•opened our property expansion at Bally’s Kansas City and Bally’s Twin River, which provides for enhanced amenities to improve the customer experience; and
•we acquired Bally’s Golf Links at Ferry Point in the Bronx, New York.

In our International Interactive and North America Interactive segments, we:
•rolled out our new Bally Bet sportsbook app with our new partners, Kambi and White Hat Gaming in seven US states;
•launched iGaming app in Pennsylvania;
•launched Bally Casino, an iGaming app, and Bally Bet Sportsbook & Casino, our first combined casino and sportsbook app; and
•anticipate launching a new iGaming app in Rhode Island following the legalization of iGaming in Rhode Island.

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

Macroeconomic and Other Factors

Our business is subject to risks caused by global economic challenges, including those caused by public health crises such as the COVID-19 pandemic, the impact of global and regional conflicts, rising inflation, rising interest rates and supply-chain disruptions, that can cause economic uncertainty and volatility. These challenges can negatively impact discretionary consumer spending and could result in a reduction in visitors to our properties, including those that stay in our hotels, or discretionary spending by our customers on entertainment and leisure activities. In addition, inflation generally affects our business by increasing our cost of labor. In periods of sustained inflation, it may be difficult to effectively control such increases to our costs and retain key personnel.

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

We use consolidated Adjusted EBITDA and segment Adjusted EBITDAR to analyze the performance of our business and they are used as determining factors for performance-based compensation for members of our management team. We use consolidated Adjusted EBITDA and segment Adjusted EBITDAR when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a more fulsome understanding of our core operating results and as a means to evaluate period-to-period performance. Also, we present consolidated Adjusted EBITDA and segment Adjusted EBITDAR because they are used by some investors and creditors as indicators of the strength and performance of ongoing business operations, including our ability to service debt, and to fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. Consolidated Adjusted EBITDA and segment Adjusted EBITDAR information is presented because management believes that they are commonly used measures of performance in the gaming industry and that they are considered by many to be key indicators of our operating results.

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

Results of Operations

In connection with the finalization of the financial close process for the year ended December 31, 2023, and subsequent to the publication of the Company’s unaudited Statements of Operations and Balance Sheet data included within its earnings press release on February 21, 2024, the Company recorded additional impairment charges of $18.1 million as it relates to its annual impairment test on indefinite-lived intangible assets, a balance sheet reclassification resulting in a $12.9 million increase to restricted cash from other current assets and, a $3.2 million net adjustment to the provision for income taxes reflecting the tax effect of these and other adjustments. Amounts included in the audited financial statements in this Annual Report on Form 10-K reflect the effect of these adjustments and no other amounts presented in the earnings release have been revised.
The following table presents, for the periods indicated, certain revenue and income items:

	Years Ended December 31,
(In millions)	2023	2022	2021
Total revenue	$2,449.1	$2,255.7	$1,322.4
Income (loss) from operations	104.0	(293.0)	93.4
Net loss	(187.5)	(425.5)	(114.7)

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Years Ended December 31,
	2023	2022	2021
Total revenue	100.0%	100.0%	100.0%
Gaming and non-gaming expenses	45.1%	44.7%	40.5%
General and administrative	45.5%	36.6%	45.2%
Gain from sale-leaseback, net	(15.3)%	(2.3)%	(4.0)%
Impairment charges	6.1%	20.6%	0.4%
Depreciation and amortization	14.3%	13.3%	10.9%
Total operating costs and expenses	95.8%	113.0%	92.9%
Income (loss) from operations	4.2%	(13.0)%	7.1%
Other income (expense):
Interest expense, net	(11.3)%	(9.2)%	(8.9)%
Other non-operating income (expense), net	(0.5)%	2.1%	(7.1)%
Total other expense, net	(11.8)%	(7.2)%	(16.1)%
Loss before income taxes	(7.6)%	(20.1)%	(9.0)%
Provision (benefit) for income taxes	0.1%	(1.3)%	(0.3)%
Net loss	(7.7)%	(18.9)%	(8.7)%
__________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Information

The Company has three reportable segments: Casinos & Resorts, International Interactive and North America Interactive. Refer to “Our Operating Structure” in Part I, Item 1 “Business” of this Annual Report on Form 10-K and Note 23 “Segment Reporting” to our consolidated financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our segment reporting structure. The following table sets forth certain financial information associated with results of operations for the years ended December 31, 2023, 2022 and 2021. Non-gaming revenue includes hotel, food and beverage and retail, entertainment and other revenue. Non-gaming expenses include hotel, food and beverage and retail, entertainment and other expenses.

	Years Ended December 31,			2023 over 2022	2022 over 2021
(In thousands, except percentages)	2023	2022	2021	$ Change	$ Change
Revenue:
Gaming
Casinos & Resorts	$954,725	$907,431	$803,940	$47,294	$103,491
International Interactive	952,921	899,934	239,110	52,987	660,824
North America Interactive	84,395	38,759	10,442	45,636	28,317
Total Gaming revenue	1,992,041	1,846,124	1,053,492	145,917	792,632

Non-gaming
Casinos & Resorts	408,566	320,132	228,888	88,434	91,244
International Interactive	20,289	46,508	12,153	(26,219)	34,355
North America Interactive	28,177	42,941	27,910	(14,764)	15,031
Total Non-gaming revenue	457,032	409,581	268,951	47,451	140,630
Total revenue	$2,449,073	$2,255,705	$1,322,443	$193,368	$933,262

Operating costs and expenses:
Gaming
Casinos & Resorts	$337,193	$313,569	$263,751	$23,624	$49,818
International Interactive	457,206	451,331	132,560	5,875	318,771
North America Interactive	94,538	48,018	10,721	46,520	37,297
Total Gaming expenses	888,937	812,918	407,032	76,019	405,886

Non-gaming
Casinos & Resorts	194,612	147,575	110,090	47,037	37,485
International Interactive	11,985	34,205	8,658	(22,220)	25,547
North America Interactive	9,642	14,538	9,299	(4,896)	5,239
Total Non-gaming expenses	216,239	196,318	128,047	19,921	68,271

General and administrative
Casinos & Resorts	658,021	510,929	397,064	147,092	113,865
International Interactive	191,358	149,168	43,015	42,190	106,153
North America Interactive	85,203	113,913	46,908	(28,710)	67,005
Other	179,394	51,696	110,959	127,698	(59,263)
Total General and administrative	$1,113,976	$825,706	$597,946	$288,270	$227,760

Margins:
Gaming expenses as a percentage of Gaming revenue	45%	44%	39%
Non-gaming expenses as a percentage of Non-gaming revenue	47%	48%	48%
General and administrative as a percentage of Total revenue	45%	37%	45%

Year ended December 31, 2023 compared to year ended December 31, 2022

Total revenue

Our total revenue for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	2023	2022	$ Change	% Change
Gaming	$1,992,041	$1,846,124	$145,917	7.9%
Hotel	200,650	153,750	46,900	30.5%
Food and beverage	143,521	115,322	28,199	24.5%
Retail, entertainment and other	112,861	140,509	(27,648)	(19.7)%
Total revenue	$2,449,073	$2,255,705	$193,368	8.6%

Revenue for the year ended December 31, 2023 increased 8.6% compared to the year ended December 31, 2022. We saw gaming revenue increase across all reporting segments year over year through organic growth. Additionally, we saw incremental revenue from our recent acquisitions of Tropicana Las Vegas, Bally’s Golf Links and Casino Secret (collectively “Recent Acquisitions”), as well as our Bally’s Chicago temporary casino property which commenced operations on September 9, 2023.

Gaming and non-gaming expenses

Gaming and non-gaming expenses for the year ended December 31, 2023 increased $76.0 million and $19.9 million. The increased gaming expense from the prior year was primarily attributable to the expenses related to the launch of our mobile iGaming and Bally Bet sportsbook apps across several North American jurisdictions. The inclusion of expenses from our recently opened Bally’s Chicago temporary casino property and the incremental gaming expenses from our Recent Acquisitions also contributed to the increase in both gaming and non-gaming expenses compared to prior year.

General and administrative

General and administrative expenses for the year ended December 31, 2023 increased $288.3 million from $825.7 million, in 2022. These increases were primarily attributable to the Diamond Sports Group (“Diamond”) legal reserve, higher operating lease expenses, severance charges in connection with the Interactive restructuring plan, and incremental general and administrative expenses attributable to our Recent Acquisitions and the opening of our Bally’s Chicago temporary casino property.

Impairment charges

In 2023, we recorded total impairment charges of $149.8 million which included $54.0 million in the International Interactive segment related to a long-standing indefinite lived trademark acquired as part of the Gamesys acquisition that is being de-emphasized for other newer brands in Asia and Rest of World, impairment charges of $9.4 million and $4.0 million on goodwill and intangible assets held for sale, respectively, $5.7 million of impairment charges related to our interactive restructuring program representing the impairment of certain technology which will no longer be utilized, and $76.7 million of impairment on gaming licenses in connection with our Casinos and Resorts segment.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2023 was $350.4 million, compared to $300.6 million in 2022. This increase was largely driven by our Tropicana Las Vegas property where we recorded accelerated depreciation on assets as a result of our recently announced impending closure in April 2024. These accelerated depreciation charges will extend through the first quarter of 2024.

Income (loss) from operations

Income from operations was $104.0 million for the year ended December 31, 2023 compared to loss from operations of $293.0 million in 2022. These changes year-over-year were driven by a gain on sale-leaseback recorded during the current year related to our Hard Rock Biloxi and Bally’s Tiverton properties, organic revenue growth, benefits from our recently opened Bally’s Chicago temporary casino property and Recent Acquisitions, offset by increased general and administrative expenses and impairment charges, as noted above.

Other (income) expense

Total other expense, net increased to $289.7 million for the year ended December 31, 2023 from $161.5 million in 2022. This increase was driven by increased interest expense on our debt, coupled with an increase in the value of our commercial rights liabilities, and a foreign exchange loss in the current year, compared to a gain in the prior year.

Provision (benefit) for income taxes

Provision for income taxes for the year ended December 31, 2023 was $1.8 million, compared to a benefit for income tax of $28.9 million in 2022. The effective tax rate for the year ended December 31, 2023 was (0.9)% compared to 6.4% in 2022. The 2023 year to date effective tax rate differed from the US federal statutory tax rate of 21%, creating a provision for income tax on the Company’s Loss before income taxes, largely due to an increase in the valuation allowance and the impact of the federal tax on global intangible low-taxed income, partially offset by the rate differential created by our foreign entities.

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

Net loss and loss per share

Net loss for the year ended December 31, 2023 was $187.5 million compared to $425.5 million in 2022. As a percentage of revenue, net loss decreased from 18.9% for the year ended December 31, 2022 to a net loss of 7.7% for the year ended December 31, 2023. Diluted loss per share for the year ended December 31, 2023 and 2022 was $3.51 and $7.32, respectively, and was impacted by the factors noted above.

Adjusted EBITDA and Adjusted EBITDAR by Segment

Consolidated Adjusted EBITDA was $527.3 million for the year ended December 31, 2023, a decrease of $21.2 million, or 3.9%, from $548.5 million in 2022.

Adjusted EBITDAR for the Casinos & Resorts segment for the year ended December 31, 2023 was $429.0 million, an increase of $30.0 million, or 7.5%, for the year ended December 31, 2023 compared to $398.9 million in 2022. The increase from the prior year is mainly attributable to the inclusion of our Bally’s Chicago temporary casino and Tropicana Las Vegas properties and strong performance at Bally’s Atlantic City in the current year, partially offset by softening in the market from decreased consumer spend.

Adjusted EBITDAR for the International Interactive segment for the year ended December 31, 2023 was $343.6 million, an increase of $21.9 million, or 6.8%, compared to $321.7 million, mainly due to stronger performance in the United Kingdom year-over-year.

Adjusted EBITDAR loss for the North America Interactive segment for the year ended December 31, 2023 was $55.7 million compared to $65.7 million in 2022. The reduction in adjusted EBITDAR losses are largely driven by stronger performance in mobile iGaming in New Jersey coupled with cost-savings in connection with the execution of the restructuring plan of our interactive segments.

The following table presents segment Adjusted EBITDAR, which is our reportable segment GAAP measure and our primary measure for profit or loss for our reportable segments, and reconciles Adjusted EBITDAR on a consolidated basis to net income (loss). The Other category is included in the following tables in order to reconcile the segment information to the Company’s consolidated financial statements.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Adjusted EBITDAR
Casinos & Resorts	$428,968	$398,930	$345,276
International Interactive	343,559	321,651	69,944
North America Interactive	(55,653)	(65,729)	(12,413)
Other	(63,770)	(53,024)	(45,334)
Total	653,104	601,828	357,473
Rent expense associated with triple net operating leases(1)	(125,775)	(53,313)	(27,571)
Adjusted EBITDA	527,329	548,515	329,902

Interest expense, net of interest income	(277,561)	(208,153)	(117,924)
(Benefit) provision for income taxes	(1,762)	28,923	4,377
Depreciation and amortization	(350,408)	(300,559)	(144,786)
Non-operating (income) expense(2)	(12,688)	46,176	(61,071)
Foreign exchange (gain) loss	(11,019)	516	(33,461)
Transaction costs(3)	(80,376)	(85,604)	(84,543)
Restructuring charges(4)	(31,014)	—	—
Decommissioning costs(5)	(2,583)	—	—
Share-based compensation	(24,074)	(27,912)	(20,143)
Gain on sale-leaseback, net	374,321	50,766	53,425
Planned business divestiture(6)	(2,089)	(5,585)	—
Impairment charges(7)	(149,825)	(463,978)	(4,675)
Diamond Sports Group non-cash liability(8)	(144,883)	—	—
Contract termination expense(9)	—	—	(30,000)
Other(10)	(868)	(8,651)	(5,798)
Net loss	$(187,500)	$(425,546)	$(114,697)
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
(2)    Non-operating (income) expense includes: (i) change in value of commercial rights liabilities, (ii) (gain) loss on extinguishment of debt, (iii) non-operating items of equity method investments including our share of net income or loss on an investment and depreciation expense related to our Rhode Island joint venture, (iv) (gain) adjustment on bargain purchases, and (v) other (income) expense, net.
(3)    Includes acquisition, integration and other transaction related costs, financing costs incurred in connection with sale lease-back transactions, the prior year tender offer process, and costs incurred to address the Standard General takeover bid.
(4)    Restructuring charges representing the severance and employee related benefits related to the announced Interactive business restructuring initiatives.
(5)    Costs related to the decommissioning of the Company’s sports betting platform in favor of outsourcing the platform solution to third parties.
(6)    Losses related to a North America Interactive business that Bally’s is marketing as held-for-sale as of December 31, 2023.
(7)    Non-cash impairment charges for 2023 included $54.0 million in the International Interactive segment related to a long-standing indefinite lived trademark acquired as part of the Gamesys acquisition, $76.7 million impairment on indefinite-lived gaming licenses in our Casinos & Resorts segment, $5.7 million of impairment charges related to our interactive restructuring program representing the impairment of certain technology which will no longer be utilized, and $9.4 million and $4.0 million of impairment on goodwill and intangible assets, respectively, held for sale. Non-cash impairment charges for 2022 included $390.7 million related to our North America Interactive segment as part of our annual goodwill and asset impairment analysis and $73.3 million in the International Interactive segment related to a long-standing indefinite lived trademark acquired as part of the Gamesys acquisition.
(8)    Non-cash reserve to reflect the remaining Diamond commercial rights intangible asset offset by forgiveness of the liability. Refer to Note 22 “Commitments and Contingencies” to our consolidated financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K.
(9)    Contract termination expense related to the early termination of retail and online sportsbook operating agreements with William Hill at certain of our casino properties.
(10)     Other includes the following items: (i) non-routine legal expenses and settlement charges for matters outside the normal course of business, (ii) storm related insurance and business interruption recoveries, (iii) rebranding expenses in connection with Bally’s corporate name change, (iv) professional fees and other costs incurred to establish the partnership with Sinclair and acquire Bally Interactive, and (v) other individually de minimis expenses.

Year ended December 31, 2022 compared to year ended December 31, 2021

This information can be found under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Year ended December 31, 2022 compared to year ended December 31, 2021” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash Flows Summary

	Years Ended December 31,
(In thousands)	2023	2022	2021
Net cash provided by operating activities	$188,614	$270,971	$82,754
Net cash used in investing activities	(207,791)	(302,922)	(2,296,904)
Net cash provided by financing activities	65,755	43,237	2,404,598
Effect of foreign currency on cash and cash equivalents	5,153	(20,722)	(42,163)
Change in cash and cash equivalents and restricted cash classified as assets held for sale	(1,653)	(220)	—
Net change in cash and cash equivalents and restricted cash	50,078	(9,656)	148,285
Cash and cash equivalents and restricted cash, beginning of period	265,184	274,840	126,555
Cash and cash equivalents and restricted cash, end of period	$315,262	$265,184	$274,840

A description of changes in cash flows comparing the years ended December 31, 2022 and 2021 can be found in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Operating Activities

The decrease in cash provided by operating activities was primarily attributable to a decrease in net loss increased gains on sale-leaseback transactions, coupled with decreased impairment charges compared to prior year. These negative effects on cash provided by operating activities were partially offset by a year-over-year decrease in net loss, the increased Diamond legal reserve, and increased in depreciation and amortization.

Investing Activities

Net cash used in investing activities for 2023 was driven by capital expenditures and $135.3 million of gaming license fees in connection with the opening of our Bally’s Chicago temporary casino and cash paid for acquisitions in the year, offset by proceeds from our Tiverton and Hard Rock Biloxi sale-leaseback transactions. In 2022, cash used in investing activities was driven by capital expenditures attributable to our expansion and renovation projects at Bally’s Atlantic City, Bally’s Twin River and Bally’s Kansas City and cash paid for acquisitions.

Financing Activities

Cash provided by financing activities increased year-over-year due to a decrease in stock repurchases coupled with the decrease in repayments of long-term debt, partially offset by a decrease in the issuance of long-term debt year-over-year.

Capital Return Program

We have a Board approved capital return program under which we may expend a total of up to $700 million for a share repurchases and payment of dividends.

During the year ended December 31, 2023 we repurchased 7,581,428 common shares for an aggregate purchase price of $99.1 million. As of December 31, 2023, there was $95.5 million available for use under the Capital Return Program, subject to limitations in our regulatory and debt agreements. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases.

We did not pay cash dividends during the year ended December 31, 2023, nor do we currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.

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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments, and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility also includes certain financial covenants the Company is required to maintain throughout the term of the credit facility. These financial covenants include a provision where, in the event borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment, the Company is required to maintain a first lien secured indebtedness to Adjusted EBITDA ratio of 5.00 to 1.00. As of December 31, 2023, the Company was in compliance with all applicable covenants and expects to be in compliance for the next twelve months.

During 2023, the Company entered into certain currency swaps to synthetically convert $500 million of its Term Loan Facility to an equivalent fixed-rate Euro-denominated instrument, due October 2028, with a weighted average fixed interest rate of approximately 6.69% per annum. The Company also entered into additional currency swaps to synthetically convert $200 million, notional, of its floating rate Term Loan Facility, to an equivalent GBP-denominated floating rate instrument, due October 2026. Additionally, as part of the Company’s risk management program to manage its overall interest rate exposure, the Company entered into a notional aggregate amount of $500 million interest rate collar arrangements maturing in 2028 where the Company’s SOFR floating rate interest under its Term Loan Facility is capped at 4.25%, with a weighted average SOFR floor rate of 3.22%, pursuant to the interest rate collar arrangements.

Refer to Note 16 “Long-Term Debt” in Item 8 of this Annual Report on Form 10-K for further information.

Operating leases

The Company is committed under various operating lease agreements for real estate and property used in operations. Minimum rent payable under operating leases was $2.31 billion as of December 31, 2023, of which $138.1 million is due within the next twelve months. Refer to Note 17 “Leases” in Item 8 of this Annual Report on Form 10-K for further information.

GLPI leases

As of December 31, 2023, the Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties were leased under the terms of a master lease agreement (the “Master Lease”) with GLPI. The Master Lease has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $100.5 million, subject to a minimum 1% annual escalation or greater escalation dependent on CPI.

During 2023, the Company’s Bally’s Tiverton and Hard Rock Biloxi properties were added to the master lease on January 3, 2023, as a result of a transaction with GLP Capital, L.P., the operating partnership of GLPI, related to the land and real estate assets for a total consideration of $625.4 million. The transaction was structured as a tax-free capital contribution and a substantial portion of the proceeds were used to reduce the Company’s debt. These properties increased the minimum annual payments under the Master Lease by $48.5 million.

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

Financing Obligation

Bally’s Chicago Operating Company, LLC, an indirect wholly-owned subsidiary of the Company, has entered into an agreement to lease the land on which Bally’s Chicago will be built. The lease commenced November 18, 2022 and has a 99-year term followed by ten separate 20-year renewals at the Company’s option. The Company recorded this lease with a corresponding long-term financing obligation of $200.0 million as of December 31, 2023 and 2022.

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

For the year ended December 31, 2023, capital expenditures were $311.5 million compared to $212.3 million in 2022. In 2023, we continued our spending on our planned projects and maintenance of our casino properties, making significant progress on our Bally’s Chicago, Bally’s Twin River and Bally’s Kansas City properties. We expect that capital expenditures, outside of our planned development of the Bally’s Chicago permanent facility, will be relatively flat in 2024 compared to 2023 as we continue our focus on generating cash flows to invest in long-term growth opportunities for the entire Bally’s portfolio.

Bally’s Twin River - In connection with our partnership with IGT, we have committed to invest $100 million in Bally’s Twin River over the term of our master contract, ending in 2043, with Rhode Island to expand the property and add additional amenities along with other capital improvements. As a major component of this, we have constructed and opened a 14,000 square foot Korean-style spa, and a 40,000 square foot casino expansion, both of which opened in the first half of 2023. Approximately $64 million of the committed investment remains as of December 31, 2023. With the addition of the live dealer studio to the property and other customer facing growth initiatives, we expect to apply approximately $5 million of expenditures in 2024 towards the master contract commitment.

Bally’s Atlantic City - Construction on our Bally’s Atlantic City property commenced in 2021. We are committed to invest approximately $100 million over five years to refurbish and upgrade Bally’s Atlantic City’s facilities and expand its amenities, including renovated hotel rooms and suites, outdoor beer hall and lobby bar. Approximately $7.7 million of the committed investment remains as of December 31, 2023.

Bally’s Kansas City - We began construction on the planned redevelopment project of Bally’s Kansas City in November 2021 and completed the project in the third quarter of 2023. We believe the redevelopment of the property, which includes a 40,000 square foot land-based building, restaurant, bar and retail space, has improved the property and guest experience and will drive growth and our return on investment in the coming years. Spending on the project during 2023 was approximately $37 million.

Centre County, PA - On December 31, 2020, we signed a framework agreement with entities affiliated with an established developer to design, develop, construct and manage a Category 4 licensed casino in Centre County, Pennsylvania. Subject to receipt of regulatory approvals, which remain pending, it will house up to 750 slot machines and 30 table games. The casino will also provide, subject to receipt of separate licenses and certificates, retail sports betting, online sports betting and online gaming. We estimate the total cost of the project, including construction, licensing and iGaming/sports betting operations, to be approximately $120 million. If completed, we will acquire a majority equity interest in the partnership, including 100% of the economic interests of all retail sports betting, online sports betting and iGaming activities associated with the project.

Bally’s Chicago - On June 9, 2022, a wholly-owned indirect subsidiary of the Company, Bally’s Chicago Operating Company, LLC (the “Developer”), signed a host community agreement with the City of Chicago to develop a destination casino resort, to be named Bally’s Chicago, in downtown Chicago, Illinois that will include approximately 3,400 slot machines, 170 table games, 10 food and beverage venues, 500 hotel rooms, a 65,000 square foot entertainment and event center, 20,000 square feet of exhibition space, 3,300 parking spaces and an outdoor green space. The project also provides the Company with the exclusive right to operate a temporary casino for up to three years while the permanent casino resort is constructed. The temporary casino commenced operations on September 9, 2023 at the Medinah Temple and includes approximately 800 gaming positions and 3 food and beverage venues. The Company currently estimates the permanent casino construction to be completed by the end of 2026. In 2024, we estimate spending of approximately $100 to 200 million primarily dedicated to demolition and site preparation.

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

In furtherance of these obligations, the host community agreement requires us to spend at least $1.34 billion on the design, construction and outfitting of our temporary casino and our permanent resort and casino. The actual cost of the development may exceed this minimum capital investment requirement. In addition, land acquisition costs and financing costs, among other types of costs, do not count towards satisfying such minimum expenditure.

Other Contractual Obligations

Sponsorship Commitments - The Company has entered into several sponsorship agreements with various professional sports leagues and teams, allowing the Company use of official league marks for branding and promotions, among other rights. As of December 31, 2023, obligations related to these agreements were $135.0 million, of which $18.1 million is expected to be paid in 2024, with contracts extending through June 2036

Interactive Technology Partnerships - The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. The cumulative minimum obligation committed in these agreements is approximately $55.4 million, of which $14.1 million is expected to be paid in 2024, extending through 2028.

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

When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. A qualitative impairment assessment involves analyzing relevant events and circumstances, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of a reporting unit’s assets. Items that are generally considered include, but are not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. For the quantitative goodwill impairment test, we estimate the fair value of the reporting unit using both income and market-based approaches. Specifically, the Company applies the discounted cash flow (“DCF”) model under the income approach and the guideline company method under the market approach and weighs the results of the two valuation methodologies based on the facts and circumstances surrounding the reporting unit. For the DCF model, we rely on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for the reporting unit as of the valuation date. The determination of fair value under the DCF model involves the use of significant estimates and assumptions, including revenue growth rates driven by future gaming activity, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, and discount rates. For the market approach, we utilize a comparison of the reporting unit to comparable publicly-traded companies and transactions and, based on the observed earnings multiples, ultimately selects multiples to apply to the reporting unit. We then compare the fair value of our reporting units to the carrying amounts. If the carrying amount of the reporting unit exceeds the fair value, an impairment is recorded equal to the amount of the excess (not to exceed the amount of goodwill allocated to the reporting unit).

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

The Company completed its annual assessment for goodwill impairment as of October 1, 2023, which resulted in no impairment charges to goodwill. Reporting units with goodwill which were identified as having less than a substantial cushion were subject to a sensitivity analysis to determine the potential impairment losses. The carrying value of the International Interactive reporting unit was $2.4 billion as of October 1, 2023 and the estimated fair value exceeded this amount by 7%. The most sensitive inputs to the estimated fair value of the International Interactive reporting unit were the discount rate and terminal growth rate. A hypothetical 100 basis point increase in the discount rate or a 100 basis point decline in the terminal growth rate would not have resulted in any impairment charge. Material changes in these estimates could occur and result in additional impairment in future periods.

We consider certain of our gaming licenses and tradenames as indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our gaming properties indefinitely as well as our historical experience in renewing these intangible assets at minimal cost with various state commissions. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, an impairment loss is recognized. We assess the fair value of our gaming licenses and tradenames using the Greenfield Method and relief-from-royalty method, respectively, both under the income approach.

Based on the annual impairment assessment of intangible assets, the Company recognized an impairment loss of $54.0 million related to one trademark used within the International Interactive segment. The trademark was determined to no longer have an indefinite life and is being de-emphasized for other newer brands in Asia, resulting in a decline in actual and projected revenues attributable to the trademark as compared to when the fair value was previously determined. The fair value of the trademark was determined using a relief from royalty method, which utilized Level 3 inputs such as projected revenue, discount rates, long term growth rates and royalty rates. To the extent revenues associated with the trademark decline in the near future, discount rates increase significantly, or selected royalty rates decline, we may recognize further impairments. The selected royalty rate represents the most sensitive input in our estimates and a hypothetical decrease of 50 basis points in the royalty rates would result in additional impairment of approximately $0.4 million.

Additionally, the Company recognized an impairment loss of $76.7 million on three gaming licenses within the Casinos & Resorts segment. The impairment was triggered by declines in actual revenues and operating cash flows compared to when the licenses were originally valued at acquisition. The Company valued the gaming licenses using the Greenfield Method under the income approach which estimates the fair value of the gaming license using a discounted cash flow model assuming the Company built a new casino with similar utility to that of the existing casino. The primary inputs to the valuation involve estimating projected revenues and operating cash flows, estimated construction costs, and pre-opening expenses and is discounted at a rate that reflects the level of risk associated with receiving cash flows attributable to the license. The most sensitive inputs to the estimated fair value of the licenses are the discount rate and terminal growth rates applied. A hypothetical 50 basis point increase in the discount rate or a 50 basis point decline in the terminal growth rate would have resulted in incremental impairment charges of $21.3 million or $19.8 million, respectively.

Income Taxes

We prepare our income tax provision in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted. A valuation allowance is required when it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. The consolidated financial statements reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. We assessed our deferred tax liabilities arising from taxable temporary differences and concluded such liabilities are not a sufficient source of income for the realization of deferred tax assets, including indefinite life taxable temporary differences which offset, subject to limitation, deferred tax assets with unlimited carryovers, such as the Section 163(j) interest limitation. Accordingly, the Company’s valuation allowance of $154.9 million reflects an increase of $94.9 million recorded during the year ended December 31, 2023.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements and foreign currency risk attributable to our operations outside of the US. Inflation generally affects us by increasing our cost of labor. Bally’s does not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2023, 2022 or 2021.

Interest Rate Risk

As of December 31, 2023, interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On December 31, 2023, we had $2.24 billion of variable rate debt outstanding under our Term Loan and Revolving Credit Facilities and $1.49 billion of unsecured senior notes. Based upon a sensitivity analysis of our debt levels on December 31, 2023, a hypothetical increase of 1% in the effective interest rate would cause an increase in interest expense of approximately $22.4 million over the next twelve months while a decrease of 1% in the effective interest rate, not to exceed the interest rate floor, would cause a decrease in interest expense of approximately $22.4 million over the same period.

We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have utilized derivative financial instruments to help manage this risk. As part of the Company’s risk management and hedging program, the Company utilizes interest rate swaps and collars used to hedge and offset, respectively, the variable interest rates on the credit facility as described in Note 11, “Derivative Instruments” to our consolidated financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K.

We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the years ended December 31, 2023, 2022 or 2021.

Foreign Currency Risk

We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the US. A vast majority of our revenues are from the UK market and are conducted in GBP and are therefore susceptible to any movements in exchange rates between the GBP and USD. Foreign currency transaction losses for the year ended December 31, 2023 were $11.0 million. Foreign currency transaction gains for the year ended December 31, 2022 were $0.5 million. Movements in currency exchange rates could impact the translation of assets and liabilities of these foreign operations which are translated at the exchange rate in effect on the balance sheet date. We have utilized operational hedges or forward currency exchange rate contracts, as well as derivative financial instruments, such as cross currency swaps, to manage the impact of currency exchange rate fluctuations on earnings and cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bally’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bally’s Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2024, expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill – International Interactive Reporting Unit – Refer to Notes 2 and 10 to the financial statements.

Critical Audit Matter Description

The Company’s goodwill is tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the respective reporting units to their carrying value. The Company determines the fair value of its reporting units in consideration of the income-based and market-based approaches. The key inputs in determining the fair value of the International Interactive reporting unit include expected cash flows and projected financial results, including forecasted revenues (collectively the “International Interactive forecasts”), the selection of the discount rate, and market multiples. As of December 31, 2023, the carrying value of the International Interactive reporting unit goodwill is $1,586.6 million.

The Company’s fair value determination of its International Interactive reporting unit required management to make significant estimates and assumptions of International Interactive forecasts, discount rates, and market multiples. Therefore, performing audit procedures to evaluate the reasonableness of these estimates and assumptions involved a high degree of auditor judgment and increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the International Interactive forecasts, discount rates, and market multiples used by management to estimate the fair value of the International Interactive reporting unit included the following, among others:
•We tested the effectiveness of controls over determining the fair value of the Company’s International Interactive reporting unit, including controls over the International Interactive forecasts and the selection of discount rates and market multiples.
•We evaluated management’s ability to accurately project the International Interactive forecasts by performing a retrospective review of actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s projected International Interactive forecasts by:
◦Comparing the International Interactive forecasts to information included in the Company’s communications to the Board of Directors, industry reports, and analyst reports for the Company and certain of its peer companies;
◦Comparing the International Interactive forecasts to historical financial results;
◦Evaluating the impact of changes in the regulatory environment on management’s forecasts;
◦Conducting inquiries with management; and
◦Evaluating whether the International Interactive forecasts were consistent with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the International Interactive discount rate and market multiples by:
◦Testing the inputs underlying the determination of the discount rate and testing the mathematical accuracy of the calculation;
◦Developing a range of independent estimates and comparing those to the discount rate selected by management;
◦Testing the source information underlying the determination of the market multiples; and
◦Developing a range of independent estimates and comparing those to the market multiples selected by management.

Gaming Licenses – Refer to Notes 2 and 10 to the financial statements.

Critical Audit Matter Description

The Company has three indefinite-lived gaming licenses in the Casinos & Resorts segment that were determined to have indicators of impairment based on declines in results compared to those projected when the gaming licenses were originally valued at acquisition. The Company assesses the fair value of these gaming licenses using the Greenfield Method under the income approach, which estimates the fair value using the discounted cash flow model assuming the Company built a casino with similar utility to that of the existing casino. The key inputs in determining the fair value, among others, include forecasted revenue and operating cash flows and the discount rates utilized to reflect the level of risk associated with receiving future cash flows attributable to the licenses.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasted revenue and operating cash flows and the determination of discount rates used by management to estimate the fair value of the three gaming licenses in the Casinos & Resorts segment with indicators of impairment included the following, among others:
•We tested the effectiveness of controls over determining the fair value of the gaming licenses, including controls over forecasts of revenue and operating cash flows and the selection of the discount rates.
•We evaluated management’s ability to accurately project revenues and operating cash flows by performing a retrospective review of actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s projected revenue and operating cash flow forecasts by:
◦Comparing the revenue and operating cash flow forecasts to information included in the Company’s communications to the Board of Directors, industry reports, and certain of its peer companies;

◦Comparing the revenue and operating cash forecasts to historical financial results;
◦Evaluating the impact of changes in the regulatory environment and market competition on management’s forecasts;
◦Conducting inquiries with management; and
◦Evaluating whether the forecasts were consistent with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by:
◦Testing the inputs underlying the determination of the discount rate and testing the mathematical accuracy of the calculation; and
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
New York, New York
March 15, 2024

We have served as the Company’s auditor since 2015.

BALLY’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$163,194	$212,515
Restricted cash	152,068	52,669
Accounts receivable, net	70,328	71,673
Inventory	14,629	14,191
Tax receivable	62,215	53,771
Prepaid expenses and other current assets	108,096	100,717
Assets held for sale	1,815	17,177
Total current assets	572,345	522,713
Property and equipment, net	1,174,888	1,202,102
Right of use assets, net	1,160,288	808,926
Goodwill	1,935,803	1,746,202
Intangible assets, net	1,871,428	1,961,938
Deferred tax asset	36,034	25,544
Other assets	110,317	32,688
Total assets	$6,861,103	$6,300,113
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$19,450	$19,450
Current portion of lease liabilities	54,842	32,929
Accounts payable	69,161	70,071
Accrued income taxes	78,301	56,012
Accrued liabilities	651,719	573,931
Liabilities related to assets held for sale	1,307	3,409
Total current liabilities	874,780	755,802
Long-term debt, net	3,643,185	3,469,105
Long-term portion of financing obligation	200,000	200,000
Long-term portion of lease liabilities	1,148,407	803,212
Deferred tax liability	125,590	138,017
Commercial rights liabilities	113,626	109,807
Other long-term liabilities	119,661	17,923
Total liabilities	6,225,249	5,493,866
Commitments and contingencies (Note 22)
Stockholders’ equity:
Common stock ($0.01 par value; 200,000,000 shares authorized; 39,973,202 and 46,670,057 shares issued; 39,973,202 and 46,670,057 shares outstanding	400	466
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,400,479	1,636,366
Treasury stock, at cost, no shares outstanding as of December 31, 2023 and 2022	—	—
Accumulated deficit	(555,895)	(535,373)
Accumulated other comprehensive loss	(209,558)	(295,640)
Total Bally’s Corporation stockholders’ equity	635,426	805,819
Non-controlling interest	428	428
Total stockholders’ equity	635,854	806,247
Total liabilities and stockholders’ equity	$6,861,103	$6,300,113
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Revenue:
Gaming	$1,992,041	$1,846,124	$1,053,492
Non-gaming	457,032	409,581	268,951
Total revenue	2,449,073	2,255,705	1,322,443

Operating (income) costs and expenses:
Gaming	888,937	812,918	407,032
Non-gaming	216,239	196,318	128,047
General and administrative	1,113,976	825,706	597,946
Gain from sale-leaseback, net	(374,321)	(50,766)	(53,425)
Impairment charges	149,825	463,978	4,675
Depreciation and amortization	350,408	300,559	144,786
Total operating costs and expenses	2,345,064	2,548,713	1,229,061
Income (loss) from operations	104,009	(293,008)	93,382

Other (expense) income:
Interest expense, net	(277,561)	(208,153)	(117,924)
Other non-operating income (expense), net	(12,186)	46,692	(94,532)
Total other expense, net	(289,747)	(161,461)	(212,456)

Loss before income taxes	(185,738)	(454,469)	(119,074)
Provision (benefit) for income taxes	1,762	(28,923)	(4,377)
Net loss	$(187,500)	$(425,546)	$(114,697)

Basic loss per share	$(3.51)	$(7.32)	$(2.31)
Weighted average common shares outstanding, basic	53,350,817	58,111,699	49,643,991
Diluted loss per share	$(3.51)	$(7.32)	$(2.31)
Weighted average common shares outstanding, diluted	53,350,817	58,111,699	49,643,991
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Net loss	$(187,500)	$(425,546)	$(114,697)
Other comprehensive income (loss):
Foreign currency translation adjustments	118,781	(270,151)	(25,833)
Defined benefit pension plan adjustments, net of tax	542	1,320	2,168
Net unrealized derivative loss on cash flow hedges, net of tax	(11,246)	—	—
Net unrealized derivative loss on net investment hedges, net of tax	(21,995)	—	—
Other comprehensive income (loss)	86,082	(268,831)	(23,665)
Total comprehensive loss	$(101,418)	$(694,377)	$(138,362)
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2020	30,685,938	$307	$294,643	$—	$34,792	$(3,144)	$—	$326,598
Issuance of restricted stock and other stock awards	121,379	1	(3,260)	(116)	—	—	—	(3,375)
Share-based compensation	—	—	20,143	—	—	—	—	20,143
Retirement of treasury shares	—	(35)	(71,574)	173,285	(101,676)	—	—	—
Share repurchases	(2,188,532)	—	—	(87,024)	—	—	—	(87,024)
Stock options exercised	70,000	—	301	—	—	—	—	301
Reclassification of Sinclair options	—	—	59,724	—	—	—	—	59,724
Penny warrants exercised	932,949	9	—	(9)	—	—	—	—
Sinclair shares exchanged for penny warrants	(2,086,908)	—	114,717	(114,717)	—	—	—	—
Sinclair issuance of penny warrants	—	—	50,000	—	—	—	—	50,000
Issuance of MKF penny warrants	—	—	64,694	—	—	—	—	64,694
Shares issued for purchase of SportCaller	221,391	2	11,774	—	—	—	—	11,776
Bally’s Interactive equity issuance	2,074,723	21	121,479	(585)	—	—	—	120,915
Common stock offering	12,650,000	127	667,746	—	—	—	—	667,873
Shares issued for purchase of Gamesys	9,773,537	98	518,681	—	—	—	—	518,779
Acquired non-controlling interest	—	—	—	—	—	—	3,760	3,760
Other comprehensive loss	—	—	—	—	—	(23,665)	—	(23,665)
Net loss	—	—	—	—	(114,697)	—	—	(114,697)
Balance as of December 31, 2021	52,254,477	530	1,849,068	(29,166)	(181,581)	(26,809)	3,760	1,615,802
Issuance of restricted stock and other stock awards	458,603	4	(5,957)	429	—	—	—	(5,524)
Share-based compensation	—	—	27,912	—	—	—	—	27,912
Retirement of treasury shares	—	(74)	(253,783)	182,103	71,754	—	—	—
Share repurchases (including tender offer)	(6,621,841)	—	—	(153,366)	—	—	—	(153,366)
Stock options exercised	20,000	—	86	—	—	—	—	86
Penny warrants exercised	383,934	4	—	—	—	—	—	4
Issuance of MKF penny warrants	—	—	12,010	—	—	—	—	12,010
Settlement of consideration to SportCaller	107,832	1	3,699	—	—	—	—	3,700
Conversion of non-controlling interest - Telescope	67,052	1	3,331	—	—	—	(3,332)	—
Other comprehensive loss	—	—	—	—	—	(268,831)	—	(268,831)
Net loss	—	—	—	—	(425,546)	—	—	(425,546)
Balance as of December 31, 2022	46,670,057	466	1,636,366	—	(535,373)	(295,640)	428	806,247
Issuance of restricted stock and other stock awards	444,115	4	(2,762)	529	—	—	—	(2,229)
Share-based compensation	—	—	24,074	—	—	—	—	24,074
Retirement of treasury shares	—	(75)	(267,054)	99,153	166,978	—	—	(998)
Share repurchases	(7,581,428)	—	—	(99,081)	—	—	—	(99,081)
Penny warrants exercised	377,253	4	—	—	—	—	—	4
Issuance of MKF penny warrants	—	—	7,371	—	—	—	—	7,371
Settlement of consideration to SportCaller	103,656	1	1,883	—	—	—	—	1,884
Settlement of consideration - Bally’s Interactive	(40,451)	—	601	(601)	—	—	—	—
Other comprehensive income	—	—	—	—	—	86,082	—	86,082
Net loss	—	—	—	—	(187,500)	—	—	(187,500)
Balance as of December 31, 2023	39,973,202	$400	$1,400,479	$—	$(555,895)	$(209,558)	$428	$635,854
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(187,500)	$(425,546)	$(114,697)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	350,408	300,559	144,786
Non-cash lease expense	56,945	32,438	14,924
Share-based compensation	24,074	27,912	20,143
Impairment charges	149,825	463,978	4,675
Amortization of debt discount and debt issuance costs	11,312	10,896	7,557
(Gain) loss on extinguishment of debt	(4,044)	—	103,007
Gain from insurance recoveries	—	(1,265)	(18,660)
Gain from sale-leaseback, net	(374,321)	(50,766)	(53,425)
Diamond Sports Group non-cash liability	144,883	—	—
Contract termination	—	—	30,000
Deferred income taxes	(23,923)	(88,129)	(5,217)
Loss (gain) on assets and liabilities measured at fair value	1,180	(3,251)	21,440
Net gain on equity method investments	(4,255)	—	—
Change in value of commercial rights liabilities	7,716	(32,577)	(17,029)
Change in contingent consideration payable	1,024	(10,747)	(23,503)
Adjustment (gain) on bargain purchase	—	107	(22,841)
Foreign exchange loss (gain)	11,019	(516)	33,461
Other operating activities	11,166	10,764	19,712
Changes in current operating assets and liabilities	13,105	37,114	(61,579)
Net cash provided by operating activities	188,614	270,971	82,754
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(93,900)	(146,317)	(2,274,221)
Proceeds from sale-leaseback	411,000	150,000	144,000
Purchase of Bally’s Chicago land	—	(200,000)	—
Advance deposit in connection with sale-leaseback transactions	—	200,000	—
Foreign exchange forward contract premiums	—	—	(22,592)
Capital expenditures	(311,483)	(212,256)	(97,525)
Insurance proceeds	—	1,265	18,660
Cash paid for capitalized software	(45,200)	(37,121)	(15,891)
Acquisition of gaming licenses	(145,485)	(55,117)	(30,159)
Purchase of equity securities	—	(3,175)	—
Other intangible asset acquisitions	—	(665)	(19,157)
Other investing activities	(22,723)	464	(19)
Net cash used in investing activities	(207,791)	(302,922)	(2,296,904)
Cash flows from financing activities:
Issuance of long-term debt	448,000	597,000	3,787,553
Repayments of long-term debt	(280,070)	(564,450)	(1,877,575)
Proceeds from Bally’s Chicago land financing obligation	—	200,000	—
Payment of financing fees	—	—	(65,297)
Payment of redemption premium on debt extinguishment	—	—	(67,857)
Payment of deferred consideration	—	(30,025)	—
Share repurchases	(99,081)	(153,366)	(87,024)
Issuance of common stock, net	—	—	667,872
Issuance of Sinclair penny warrants	—	—	50,000
Other financing activities	(3,094)	(5,922)	(3,074)
Net cash provided by financing activities	65,755	43,237	2,404,598
Effect of foreign currency on cash and cash equivalents	5,153	(20,722)	(42,163)
Change in cash and cash equivalents and restricted cash classified as assets held for sale	(1,653)	(220)	—
Net change in cash and cash equivalents and restricted cash	50,078	(9,656)	148,285
Cash and cash equivalents and restricted cash, beginning of period	265,184	274,840	126,555
Cash and cash equivalents and restricted cash, end of period	$315,262	$265,184	$274,840

	Years Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$249,510	$200,901	$65,927
Cash received from income tax refunds, net of cash paid	14,444	(38,199)	42,291

Non-cash investing and financing activities:
Unpaid property and equipment	$22,397	$24,080	$31,123
Unpaid internally developed software	1,891	—	—
Bally’s Chicago - land development liability	47,739	—	—
Investment in GLP Capital, L.P.	14,412	—	—
Investment in RI Joint Venture	17,832	—	—
Non-controlling interest	—	(3,332)	3,760
Stock and equity instruments issued for North America Interactive acquisitions and Gamesys	—	—	716,162
Net purchase consideration for acquisitions	58,580	—	58,685
Deferred purchase price payable	—	—	14,071
Deposit applied to acquisition purchase price	—	—	4,000

	Years Ended December 31,
	2023	2022	2021
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$163,194	$212,515	$206,193
Restricted cash	152,068	52,669	68,647
Total cash and cash equivalents and restricted cash	$315,262	$265,184	$274,840

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
__________________________________
(1)    Includes Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(2)    Properties leased from Gaming and Leisure Properties, Inc. (“GLPI”). Refer to Note 17 “Leases” for further information.
(3)    Temporary casino facility, as a permanent casino resort is being constructed.

The Company’s International Interactive reportable segment primarily includes the interactive activities in Europe and Asia of Gamesys Group Ltd. (“Gamesys”), an iCasino and online bingo platform provider and operator.

The North America Interactive reportable segment includes a portfolio of sports betting, iGaming, and free-to-play gaming brands, and the North American operations of Gamesys.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

Equity Method Investments

On January 1, 2023, the Company and International Game Technology PLC (“IGT”) contributed certain tangible assets and leases to Rhode Island VLT Company, LLC (the “RI Joint Venture”) in exchange for equity interests of the RI Joint Venture. The Company contributed video lottery terminals (“VLTs”) and player tracking equipment to the joint venture for a 40% equity interest of the RI Joint Venture. The 40% ownership in the joint venture qualifies for equity method accounting. In addition to this joint venture, the Company also has other investments in unconsolidated subsidiaries, which are accounted for using equity method accounting. The Company records its share of net income or loss within “Other non-operating income, net” in the consolidated statements of operations. For the year ended December 31, 2023, the Company recorded net gains on equity method investments of $4.3 million.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management has analyzed and concluded that Breckenridge Curacao B.V. (“Breckenridge”) is a VIE because it does not have sufficient equity investment at risk. The Company has determined that it is the primary beneficiary and consolidates the VIE because (a) although the Company does not control all decisions of Breckenridge, the Company has the power to direct the activities of Breckenridge that most significantly impact its economic performance through various contracts with the entity and (b) the nature of these agreements between Breckenridge and the Company provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are based upon off-market rates and commensurate to the level of services provided. The Company receives significant benefits in the form of fees that are not at market and commensurate to the level of services provided. As a result, the Company consolidates all of the assets, liabilities and results of operations of Breckenridge and its subsidiaries in the accompanying consolidated financial statements. As of December 31, 2023 and 2022, Breckenridge had total assets of $161.3 million and $93.4 million, respectively, total liabilities of $87.7 million and $77.1 million, respectively, and revenues of $293.3 million, $298.1 million and $79.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash includes cash collateral in connection with amounts due to the Chicago Tribune (refer to Note 9 “Property and Equipment”), player deposits, payment service provider deposits, and VLT and table games related cash payable to certain states where we operate, which are unavailable for the Company’s use.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable, Net

Accounts receivable, net consists of the following:

	December 31,
(in thousands)	2023	2022
Accounts due from Rhode Island and Delaware(1)	$13,028	$15,865
Gaming receivables	26,127	19,065
Non-gaming receivables	37,221	42,532
Accounts receivable	76,376	77,462
Less: Allowance for doubtful accounts	(6,048)	(5,789)
Accounts receivable, net	$70,328	$71,673
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

	December 31,
(in thousands)	2023	2022	2021
Balance at beginning of year	$5,789	$4,454	$3,067
Charges to expense	1,250	1,649	1,717
Deductions	(991)	(602)	(701)
Other adjustments	—	288	371
Balance at end of year	$6,048	$5,789	$4,454

Inventory

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis and consists primarily of food, beverage, promotional items and other supplies.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and impairment losses, if applicable. Expenditures for renewals and betterments that extend the life or value of an asset are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. The costs and related accumulated depreciation applicable to assets sold or disposed of are removed from the balance sheet accounts and the resulting gains or losses are reflected in the consolidated statements of operations. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets or the related lease term, if any, as follows:

Years
Land improvements	10-20
Building and improvements	2-50
Equipment	2-10
Furniture and fixtures	2-10

Development costs directly associated with the acquisition, development and construction of a project are capitalized as a cost of the project during the periods in which activities necessary to prepare the property for its intended use are in progress. Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the weighted average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. During the years ended December 31, 2023, 2022 and 2021, there was $13.6 million, $1.9 million and $0.2 million of capitalized interest, respectively.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bally’s Chicago ground lease is accounted for as a financing obligation in accordance with ASC 470, Debt as the transaction did not qualify as a sale under ASC 842. Lease payments are included in “Interest expense, net” within our consolidated statements of operations. Refer to Note 17 “Leases” for further information.

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

For the quantitative goodwill impairment test, the Company estimates the fair value of the reporting unit using both income and market-based approaches. Specifically, the Company applies the discounted cash flow (“DCF”) method under the income approach and the guideline company under the market approach and weighs the results of the two valuation methodologies based on the facts and circumstances surrounding the reporting unit. For the DCF method, the Company relies on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for the reporting unit as of the valuation date. The determination of fair value under the DCF method involves the use of significant estimates and assumptions, including revenue growth rates driven by future gaming activity, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, and discount rates. For the market approach, the Company utilizes a comparison of the reporting unit to comparable publicly-traded companies and transactions and, based on the observed earnings multiples, ultimately selects multiples to apply to the reporting unit. The Company then compares the fair value of its reporting units to the carrying amounts. If the carrying amount of the reporting unit exceeds the fair value, an impairment is recorded equal to the amount of the excess (not to exceed the amount of goodwill allocated to the reporting unit).

Intangible Assets

The Company’s intangible assets primarily consist of customer relationships, developed technology, internally developed software, gaming licenses and trade names. The Company also has a commercial rights intangible asset obtained through the Framework Agreement (as defined herein). Refer to Note 14 “Strategic Partnership - Sinclair Broadcast Group” for further information regarding the Sinclair Broadcast Group (“Sinclair”) commercial rights.

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

Developed Technology - Developed technology relates to the design and development of sports betting and casino gaming software and online gaming products acquired through the Company’s acquisitions of the businesses within the International Interactive and North America Interactive segments. Developed technology is considered to be a finite-lived intangible asset, which are amortized over their estimated useful lives, which is generally between three to 10 years.

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

Gaming Licenses and Trade Names - Certain gaming licenses and trade names classified as finite-lived are amortized over their estimated useful lives. The Company also has certain gaming licenses, including its VLT licenses, and trade names, which are considered to be indefinite lived based on future expectations of operating its gaming properties indefinitely, continuing to brand its corporate name and certain properties under the Bally’s trade name indefinitely and continuing to indefinitely brand its online casino offerings within the International Interactive segment with the trade names acquired through the Gamesys acquisition. Intangible assets not subject to amortization are reviewed for impairment annually as of October 1 and between annual test dates whenever events or changes in circumstances may indicate that the carrying amount of the related asset may exceed its fair value.

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

Debt Issuance Costs and Debt Discounts

Debt issuance costs and debt discounts incurred by the Company in connection with obtaining and amending financing have been included as a component of the carrying amount of debt in the consolidated balance sheets. Debt issuance costs and debt discounts are amortized over the contractual term of the debt to interest expense. Debt issuance costs of the revolving credit facility are amortized on a straight-line basis, while all other debt issuance costs and debt discounts are amortized using the effective interest method. Amortization of debt issuance costs and debt discounts included in “Interest expense” in the consolidated statements of operations was $11.3 million, $10.9 million and $7.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Self-Insurance Reserves

The Company is self-insured for employee medical insurance coverage, general liability and workers’ compensation up to certain stop-loss amounts. Self-insurance liabilities are estimated based on the Company’s claims experience using actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled and that have been incurred but not yet reported. The self-insurance liabilities are included in “Accrued liabilities” in the consolidated balance sheets and were $21.0 million and $16.2 million as of December 31, 2023 and 2022, respectively.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company has two share-based employee compensation plans, which are described more fully in Note 18 “Equity Plans.” Share-based compensation consists of stock options, time-based restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance-based restricted stock units (“PSUs”). The grant date closing price per share of the Company’s stock is used to estimate the fair value of RSUs and RSAs. Stock options are granted at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the individual grants. PSUs vest, when and if earned, in accordance with the terms of the related PSU award agreements. The Company recognizes share-based compensation expense based on the target number of shares of common stock that may be earned pursuant to the award and the Company’s stock price on the date of grant and subsequently adjusts expense based on actual and forecasted performance compared to planned targets. Forfeitures are recognized as reductions to share-based compensation when they occur.

Warrant/Option Liabilities

The Company accounts for Penny Warrants and Options in accordance with ASC 815-40, Contracts in an Entity’s Own Equity. The Penny Warrants and Options are classified in equity because they are indexed to the Company’s own stock and meet all conditions for equity classification. The Performance Warrants are accounted for as a derivative liability in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) because the underlying performance metrics represent an adjustment to the settlement amount that is not indexed to the Company’s own stock and thus equity classification is precluded under ASC 815. The Performance Warrants are marked to market each reporting period, with changes in fair value recorded in “Other non-operating income (expense), net” in the consolidated statements of operations. Refer to Note 14 “Strategic Partnership - Sinclair Broadcast Group” for further information.

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

Revenue

The Company accounts for revenue earned from contracts with customers under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company generates revenue from four principal sources: gaming (which includes retail gaming, online gaming, sports betting and racing), hotel, food and beverage and retail, entertainment and other. Refer to Note 5 “Revenue Recognition” for further information.

Gaming Expenses

Gaming expenses include, among other things, payroll costs and expenses associated with the operation of VLTs, slots and table games, including gaming taxes payable to jurisdictions in which the Company operates outside of Rhode Island and Delaware, and marketing costs directly associated with the Company’s iGaming products and services. These marketing expenses are included within Gaming expenses in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 were $178.7 million, $174.7 million and $60.8 million, respectively. Gaming expenses also include racing expenses comprised of payroll costs, off track betting (“OTB”) commissions and other expenses associated with the operation of live racing and simulcasting.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising Expenses

The Company expenses advertising costs as incurred. For the years ended December 31, 2023, 2022 and 2021, advertising expense was $19.0 million, $26.8 million and $7.5 million, respectively, and are included in “General and administrative” on the consolidated statements of operations.

Interest Expense, Net

Interest expense, net is comprised of interest costs for the Company’s debt, amortization of debt issuance costs and debt discounts, net of interest income and amounts capitalized for construction projects, realized changes in fair value relating to interest rate derivative contracts designated as cash flow hedges and lease payments associated with the Company’s financing obligation.

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

Foreign Currency

The Company’s functional currency is the US Dollar (“USD”). Foreign subsidiaries with a functional currency other than USD translate assets and liabilities at current exchange rates at the end of the reporting periods, while income and expense accounts are translated at average exchange rates for the respective periods. Translation adjustments resulting from this process are recorded to other comprehensive income (loss). Gains or losses from foreign currency remeasurements that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in “Other non-operating income (expense), net” on the consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) consists of net income (loss), changes in defined benefit pension plan, net of tax, foreign currency translation adjustments and unrealized gains (losses) relating to cash flow and net investment hedges, net of tax.

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

Derivative Instruments Designated as Hedging Instruments

Cross Currency Swaps - The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its foreign operations. The Company has elected the spot method for designating these contracts as net investment hedges. These derivative arrangements qualify as net investment hedges under ASC 815, Derivatives and Hedging (“ASC 815”), with the gain or loss resulting from changes in the spot value of the derivative reported in other comprehensive income (loss) with amounts reclassified out of other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. Refer to Note 11 “Derivative Instruments” for further information.

Interest Rate Contracts - The Company uses interest rate derivatives to hedge its exposure to variability in cash flows on its floating-rate debt to add stability to interest expense and manage its exposure to interest rate movements. The Company’s interest rate swaps and collars are designated as cash flow hedges under ASC 815, with changes in the fair value reported in other comprehensive income (loss) and reclassified into “Interest expense, net” in the consolidated statements of operations in the same period in which the hedged interest payments associated with the Company’s borrowings are recorded. Refer to Note 11 “Derivative Instruments” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.    CONSOLIDATED FINANCIAL INFORMATION

General and Administrative Expense

Amounts included in General and administrative for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Advertising, general and administrative	$888,787	$776,226	$496,658
Diamond Sports Group non-cash liability(1)	144,883	—	—
Acquisition and integration	49,292	49,480	71,288
Restructuring	31,014	—	—
Contract termination	—	—	30,000
Total general and administrative	$1,113,976	$825,706	$597,946
__________________________________
(1)    Refer to Note 22 “Commitments and Contingencies” for further information

Other Non-Operating Income (Expense)

Amounts included in Other non-operating income (expense), net for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Change in value of commercial rights liabilities	$(7,716)	$32,577	$17,029
Net gain on equity method investments	4,255	—	—
(Adjustment) gain on bargain purchases	—	(107)	22,841
Gain (loss) on extinguishment of debt	4,044	—	(103,007)
Foreign exchange (loss) gain	(11,019)	516	(33,461)
Other, net	(1,750)	13,706	2,066
Total other non-operating (expense) income, net	$(12,186)	$46,692	$(94,532)

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Standards Implemented

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update address diversity in practice and inconsistency related to recognition of an acquired contract liability and the effect of payment terms on subsequent revenue recognition for the acquirer. This update is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company’s adoption of this ASU in the first quarter of 2023 did not have a material impact on its consolidated financial statements.

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset date of Topic 848, which applies to entities which have transactions that reference LIBOR or other reference rates which are expected to be discontinued due to reference rate reform, until December 31, 2024. The Company’s adoption of this ASU in the second quarter of 2023 did not have a material impact on its consolidated financial statements.

Standards to Be Implemented

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update align the requirements in the ASC to the Securities and Exchange Commission’s (“SEC”) regulations. The effective date for each amended topic in the ASC is the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently in the process of evaluating the impact of this amendment on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The amendments in this update enhance the disclosures required for significant segment expenses on an annual and interim basis. The guidance will apply retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company is currently in the process of evaluating the impact of this amendment on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This update will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this amendment on its consolidated financial statements and related disclosures.

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

Gaming revenue includes the share of VLT revenue for Bally’s Twin River and Bally’s Tiverton, in each case, as determined by each property’s respective master VLT contracts with the State of Rhode Island. Bally’s Twin River is entitled to a 28.85% share of VLT revenue on the initial 3,002 units and a 26.00% share on VLT revenue generated from units in excess of 3,002 units. Bally’s Tiverton is entitled to receive a percentage of VLT revenue that is equivalent to the percentage received by Bally’s Twin River. From July 1, 2021 through December 31, 2022, Bally’s Twin River and Bally’s Tiverton were entitled to an additional 7.00% share of revenue, as the technology provider, on VLTs owned by the Company. Beginning on January 1, 2023, the Company contributed all of its VLT assets to the RI Joint Venture and the RI Joint Venture, as the sole Technology Provider, is now entitled to that additional 7.00% of VLT revenue.

Gaming revenue also includes Bally’s Twin River’s and Bally’s Tiverton’s share of table games revenue. Bally’s Twin River and Bally’s Tiverton each were entitled to an 83.5% share of table games revenue generated as of December 31, 2023 and 2022. Revenue is recognized when the wager is settled, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming services on behalf of the State of Rhode Island.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Gaming revenue also includes Bally’s Dover’s share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Bally’s Dover is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of December 31, 2023 and 2022, Bally’s Dover was entitled to an approximate 42% share of VLT revenue and 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis, which is the percentage share of VLT and table games revenue received, as the Company acts as an agent in operating the gaming services on behalf of the State of Delaware.

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

Online gaming

The Company’s online gaming operations, similar to land-based casinos, generates revenue from player wagers net of payouts and incentives awarded to players.

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

The Company has entered into several multi-year agreements with third-party operators for online sports betting and iGaming market access in several jurisdictions from which the Company has received or expects to receive one-time, up front market access fees in cash or equity securities (specific to one operator agreement) and certain other fees in cash generally based on a percentage of the gross gaming revenue generated by the operator, with certain annual minimum guarantees due to the Company. The one-time market access fees received have been recorded as deferred revenue and will be recognized as gaming revenue ratably over the respective contract terms, beginning with the commencement of operations of each respective agreement. The Company recognized commissions in certain states from online sports betting and iGaming which are included in gaming revenue for the year ended December 31, 2023 and 2022. Deferred revenue associated with third-party operators for online sports betting and iGaming market access was $3.7 million and $4.1 million as of December 31, 2023 and 2022, respectively, and is included in “Accrued liabilities” and “Other long-term liabilities” in the consolidated balance sheets.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-gaming Revenue

Non-gaming revenue consists of hotel, food, beverage, retail, entertainment and other revenue. Hotel revenue is recognized when the customer obtains control through occupancy of the room over their stay at the hotel. Advance deposits for hotel rooms are recorded as liabilities until revenue recognition criteria are met. Food, beverage and retail revenues are recognized at the time the goods are sold from Company-operated outlets. The estimated standalone selling price of hotel rooms is determined based on observable prices. The standalone selling price of food, beverage, retail, entertainment and other goods and services are determined based upon the actual retail prices charged to customers for those items. Other revenue includes cancellation fees for hotel and meeting space services, which are recognized upon cancellation by the customer, and golf revenues from the Company’s operations of Bally’s Golf Links, which are recognized at the time of sale. Additionally, other revenue includes market access and business-to-business service revenue generated by the International Interactive and North America Interactive reportable segments, which is recognized at the time the goods are sold or the service is provided, and are included in Non-gaming revenue within our consolidated statements of operations.

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Hotel	$94,650	$87,540	$55,782
Food and beverage	80,899	70,476	61,038
Retail, entertainment and other	11,100	10,195	7,556
	$186,649	$168,211	$124,376

Sales tax and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not included in revenue or operating expenses.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a disaggregation of total revenue by segment (in thousands):

Years Ended December 31,	Casinos & Resorts	International Interactive	North America Interactive	Total
2023
Gaming	$954,725	$952,921	$84,395	$1,992,041
Non-gaming:
Hotel	200,650	—	—	200,650
Food and beverage	143,521	—	—	143,521
Retail, entertainment and other	64,395	20,289	28,177	112,861
Total non-gaming revenue	408,566	20,289	28,177	457,032
Total revenue	$1,363,291	$973,210	$112,572	$2,449,073
2022
Gaming	$907,431	$899,934	$38,759	$1,846,124
Non-gaming:
Hotel	153,750	—	—	153,750
Food and beverage	115,322	—	—	115,322
Retail, entertainment and other	51,060	46,508	42,941	140,509
Total non-gaming revenue	320,132	46,508	42,941	409,581
Total revenue	$1,227,563	$946,442	$81,700	$2,255,705
2021
Gaming	$803,940	$239,110	$10,442	$1,053,492
Non-gaming:
Hotel	95,356	—	—	95,356
Food and beverage	92,906	—	—	92,906
Retail, entertainment and other	40,626	12,153	27,910	80,689
Total non-gaming revenue	228,888	12,153	27,910	268,951
Total revenue	$1,032,828	$251,263	$38,352	$1,322,443

Revenue included in operations from Bally’s Golf Links from the date of its acquisition, September 12, 2023, is reported in the Casinos & Resorts segment and was $1.4 million. Revenue included in operations from Casino Secret from the date of its acquisition, January 5, 2023, is reported in the International Interactive segment and was $36.4 million. Refer to Note 6 “Business Combinations” for further information.

Contract Assets and Contract Related Liabilities

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers were $38.5 million and $44.0 million as of December 31, 2023 and 2022, respectively.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities related to contracts with customers as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Loyalty programs	$16,803	$20,264
Advanced deposits from customers	29,052	27,956
Unpaid wagers	20,481	14,038
Total	$66,336	$62,258

The Company recognized $35.7 million, $31.0 million and $20.1 million of revenue related to loyalty program redemptions for the years ended December 31, 2023, 2022 and 2021, respectively.

6 .    BUSINESS COMBINATIONS

Casinos & Resorts Acquisitions

Bally’s Golf Links - On September 12, 2023, the Company completed the acquisition of Trump Golf Links at Ferry Point, subsequently renamed Bally’s Golf Links at Ferry Point, which includes the assignment of a license agreement to operate an 18-hole links-style golf course located in the Bronx, New York.

The total purchase consideration included cash paid, net of cash acquired and net working capital adjustments, which amounted to $55.2 million. This acquisition continues the Company’s strategic objective of developing a diversified portfolio within its Casinos & Resorts segment.

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

Tropicana Las Vegas - On September 26, 2022, the Company completed its acquisition of Tropicana Las Vegas for $148.2 million. Cash paid by the Company at closing net of $1.7 million cash acquired, was $146.5 million, excluding transaction costs. In connection with the acquisition of Tropicana Las Vegas, the Company entered into a lease arrangement with GLPI to lease the land underlying the Tropicana Las Vegas property for an initial term of 50 years at annual rent of $10.5 million.

Bally’s Quad Cities - On June 14, 2021, the Company completed its acquisition of Bally’s Quad Cities. Pursuant to the terms of the Equity Purchase Agreement, the Company acquired all of the outstanding equity securities of The Rock Island Boatworks, Inc., for $118.9 million in cash. Cash paid by the Company, net of $2.9 million cash acquired and the $4.0 million deposit paid in the third quarter of 2020, was $112.0 million, excluding transaction costs.

Bally’s Evansville - On June 3, 2021, the Company completed its acquisition of Bally’s Evansville for $139.7 million. Cash paid by the Company at closing, net of $9.4 million cash acquired, was $130.4 million, excluding transaction costs. In connection with the acquisition of the Bally’s Evansville casino operations, the Company entered into a sale-leaseback arrangement with an affiliate of GLPI for the Bally’s Dover property. Refer to Note 17 “Leases” for further information.

Bally’s Lake Tahoe - On April 6, 2021, the Company completed its acquisition of Bally’s Lake Tahoe for $14.2 million. The deferred purchase price is included within “Accrued liabilities” of the consolidated balance sheet as of December 31, 2021 and was paid in April 2022.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the Casinos & Resorts acquisitions as of December 31, 2023:

Acquired during the year ended December 31,	2023	2022	2021	2021	2021
(in thousands)	Bally’s Golf Links	Tropicana Las Vegas	Bally’s Quad Cities	Bally’s Evansville	Bally’s Lake Tahoe
	Preliminary(6)	Final(7)	Final(8)	Final(8)	Final(8)
Total current assets	$1,108	$7,924	$6,717	$12,031	$4,683
Property and equipment, net	505	136,116	73,135	12,325	6,361
Right of use assets, net	—	164,884	—	285,772	57,017
Goodwill	104,032	8,794	13,308	—	—
Intangible assets, net(1) to (5)	6,500	5,140	31,180	154,210	5,430
Other assets	2,000	766	—	468	—
Total current liabilities	(345)	(10,129)	(5,412)	(10,927)	(3,546)
Lease liabilities	—	(164,884)	—	(285,772)	(52,927)
Other long-term liabilities	—	(395)	—	(7,543)	(904)
Net assets acquired	113,800	148,216	118,928	160,564	16,114
Bargain purchase gain	—	—	—	(20,856)	(1,942)
Total purchase price	$113,800	$148,216	$118,928	$139,708	$14,172
__________________________________
(1)    Bally’s Golf Links’ intangible assets include a concessionaire license of $6.5 million, which is being amortized over its estimated useful life of approximately 12 years.
(2)    Tropicana Las Vegas intangible assets include rated player relationships, a trade name and pre-bookings of $2.6 million, $1.7 million and $0.8 million, respectively, which are being amortized on a straight-line basis over their estimated useful lives of approximately 9 years, 3 years and 2 years, respectively.
(3)    Bally’s Quad Cities’ intangible assets include gaming licenses of $30.3 million with an indefinite life, as well as rated player relationships and a trade name of $0.7 million and $0.2 million, respectively, which are being amortized on a straight-line basis over their estimated useful lives of approximately nine years and four months, respectively.
(4)    Bally’s Evansville’s intangible assets include gaming licenses of $153.6 million with an indefinite life and rated player relationships of $0.6 million which are being amortized on a straight-line basis over an estimated useful life of approximately eight years.
(5)    Bally’s Lake Tahoe’s intangible assets include gaming licenses of $5.2 million with an indefinite life and a trade name of $0.2 million, which are being amortized on a straight-line basis over its estimated useful life of approximately six months.
(6)    The Company recorded adjustments to the preliminary purchase price allocation during the year ended December 31, 2023 which increased goodwill and the total purchase price by $2.6 million.
(7)    The Company recorded adjustments to the preliminary purchase price allocation during the year ended December 31, 2023 which decreased total current assets by $0.2 million, increased goodwill by $0.2 million, decreased total current liabilities by $0.1 million and increased the total purchase price by $0.1 million.
(8)    The Company recorded immaterial adjustments to purchase price allocations for 2021 acquisitions during the year ended December 31, 2022.

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

The Company incurred $1.1 million, $4.0 million and $10.4 million of acquisition costs related to the above Casinos & Resorts acquisitions during the years ended December 31, 2023, 2022 and 2021, respectively. These costs are included within “General and administrative” of the consolidated statements of operations.

International Interactive Acquisition

Casino Secret - On January 5, 2023, the Company completed the acquisition of BACA Limited (“Casino Secret”), a European based online casino that offers slots, tables and live dealer games to Asian markets for total consideration of $50.4 million. Cash paid by the Company, net of $8.3 million cash acquired, was $38.7 million, excluding transaction costs.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the International Interactive acquisition:

(in thousands)	Casino Secret
Preliminary(2)
Total current assets	$8,862
Property and equipment, net	50
Intangible assets, net(1)	29,471
Goodwill	18,422
Total current liabilities	(6,371)
Total purchase price	$50,434
__________________________________
(1)    Casino Secret intangible assets include player relationships and trade names of $26.0 million and $3.5 million, respectively, which are both being amortized on a straight-line basis over their estimated useful lives of approximately 7 years.
(2)    The Company recorded adjustments to the preliminary purchase price allocation during the year ended December 31, 2023 which decreased right of use assets and corresponding lease liabilities by $0.4 million, increased goodwill by $0.3 million, decreased total current liabilities by $0.8 million, and increased the total purchase price by $1.1 million.

Total goodwill recorded in connection with the above acquisition was $18.4 million, and is not deductible for local tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill, which consist primarily of benefits from acquiring a talented technology workforce and management team experienced in the online gaming industry, and securing buyer-specific synergies expected to contribute to the Company’s omni-channel strategy which are expected to increase revenue and profits within the Company’s International Interactive reportable segment. The goodwill of the acquisition has been assigned, as of the acquisition date, to the Company’s International Interactive reportable segment.

The Company incurred $1.2 million of acquisition costs related to the above International Interactive acquisition during the year ended December 31, 2023. These costs are included within “General and administrative” of the consolidated statements of operations.

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

In connection with one of the North America Interactive acquisitions, the Company recorded a 15.84% non-controlling interest representing shares convertible into shares of Bally’s common stock based on a fixed exchange ratio share-settlement feature, valued using the Company’s common stock price, classified as permanent equity. During the year ended December 31, 2022, certain selling shareholders exercised their right to convert to Bally’s common stock reducing the non-controlling interest. Earnings attributable to the non-controlling interest are not material for the years ended December 31, 2023, 2022 and 2021.

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

The Company incurred $3.9 million and $5.3 million of transaction costs related to the North America Interactive Acquisitions in the years ended December 31, 2022 and 2021, respectively. The Company did not incur any costs related to the North America Interactive Acquisitions in the year ended December 31, 2023. These costs are included within “General and administrative” of the consolidated statements of operations.

Gamesys Acquisition

On October 1, 2021, the Company completed the acquisition of Gamesys. Total consideration was $2.60 billion, which consisted of $2.08 billion paid in cash and 9,773,537 shares of Bally’s common stock. Cash paid by the Company at closing, net of cash received of $183.3 million and a $10.3 million post-acquisition expense, explained below, was $1.90 billion, excluding transaction costs. During the year ended December 31, 2022, the Company incurred $6.3 million of transaction costs related to the acquisition of Gamesys compared to $43.5 million during the year ended December 31, 2021. These costs are included within “General and administrative” expense in the consolidated statements of operations.

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

Supplemental Pro Forma Consolidated Information

The following unaudited pro forma consolidated financial information for the twelve months ended December 31, 2021 combines the results of the Company for the year ended December 31, 2021 and the unaudited results of Bally’s Lake Tahoe, Bally’s Evansville and Gamesys for each period subsequent to their respective acquisition dates through December 31, 2021. The revenue, earnings and pro forma effects of the Bally’s Interactive Acquisitions and Bally’s Quad Cities completed during the year ended December 31, 2021, and the acquisitions completed during the years ended December 31, 2023 and 2022 are not material to results of operations, individually or in the aggregate.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These unaudited pro forma financial results are presented for informational purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the acquisitions actually taken place on January 1, 2021. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the acquisitions.

(in thousands, except per share data)	Years Ended December 31, 2021
Revenue	$2,221,870
Net income	$46,048

7 .    ASSETS AND LIABILITIES HELD FOR SALE

The Company applies a criteria that must be met before an asset is classified as held for sale, including that management, with the appropriate authority, commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. The Company recognizes assets held for sale at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows do not exceed the carrying value, then an impairment charge is recorded for any difference between fair value and the carrying value. Due to an evaluation of the expected fair value less costs to sell during the year ended December 31, 2023, the Company recognized impairment charges of $9.4 million and $4.0 million on goodwill and intangible assets held for sale, respectively. These charges have been accounted for within “Impairment charges” in the consolidated statements of operations.

As of December 31, 2022, one of the Company’s North America Interactive businesses met the criteria to be classified as assets held for sale but did not qualify as discontinued operations as it did not represent a strategic shift having a major effect on the Company’s operations and financial results. As of December 31, 2023, the Company is still pursuing the plan to sell the business, however, it does not expect it will be completed within one year.

The major classes of assets and liabilities classified as held for sale as of December 31, 2023 and 2022 are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Assets:
Restricted cash, prepaid expenses and other current assets	$1,815	$3,756
Goodwill	—	9,399
Intangible assets, net	—	4,022
Assets held for sale(1)	$1,815	$17,177

Liabilities related to assets held for sale(1)(2)	$1,307	$3,409
__________________________________
(1)    All assets and liabilities held for sale were classified as current as of December 31, 2023 and 2022.
(2)    Liabilities related to assets held for sale were made up of accounts payable and accrued liabilities.

The revenues and net loss attributable to the business classified as held for sale were not significant for the years ended December 31, 2023 and 2022.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2023 and 2022, prepaid expenses and other assets was comprised of the following:

	December 31,
(in thousands)	2023	2022
Services and license agreements	$32,466	$31,396
Due from payment service providers	12,662	30,621
Prepaid insurance	12,181	6,374
Short term derivative assets	9,530	—
Gaming taxes and licenses	9,309	4,644
Prepaid marketing	8,685	8,042
Sales tax	7,565	5,900
Purse funds	6,404	8,093
Other	9,294	5,647
Total prepaid expenses and other current assets	$108,096	$100,717

9.    PROPERTY AND EQUIPMENT

As of December 31, 2023 and 2022, property and equipment, net was comprised of the following:

	December 31,
(in thousands)	2023	2022
Land	$238,997	$259,378
Land improvements	162,211	31,197
Building and improvements	673,071	752,964
Equipment	264,398	246,340
Furniture and fixtures	68,746	63,753
Construction in process	73,810	116,181
Total property, plant and equipment	1,481,233	1,469,813
Less: Accumulated depreciation(1)	(306,345)	(267,711)
Property and equipment, net	$1,174,888	$1,202,102
__________________________________
(1)    Depreciation expenses on property and equipment for the years ended December 31, 2023, 2022 and 2021 was $118.7 million, $71.7 million and $53.7 million, respectively.

Bally’s Chicago

A wholly-owned indirect subsidiary of the Company, Bally’s Chicago Operating Company, LLC entered into a Lease Termination and Short Term License Agreement with Chicago Tribune Company, LLC (“Tribune”), effective March 31, 2023, which, among other things, provides that the Company will have possession of 777 West Chicago Avenue, Chicago, Illinois 60610 (the “Permanent Chicago Site”) on or before July 5, 2024, subject to $150 million in payments by the Company to Tribune payable in full upon Tribune vacating the site on or prior to July 5, 2024 (the “Payment”). $10 million of the Payment was paid upon execution of the Lease Termination and Short Term License Agreement and $90 million of the Payment was paid during the third quarter of 2023. The balance Payment amount of $50 million is secured by cash-collateralized letters of credit, issued by Citizens Bank. Cash collaterals are reported as restricted cash as of December 31, 2023.

The Company recorded the present value of the remaining payments of $47.7 million within “Accrued liabilities” with an offsetting increase to “Property and equipment, net” within the consolidated balance sheets as of December 31, 2023.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.    GOODWILL AND INTANGIBLE ASSETS

2023 Interim Impairment

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

2023 Annual Impairment Assessment

As of October 1, 2023, the Company performed its annual impairment assessment of goodwill and long lived assets for all reporting units and asset groups. Each individual property within the Casinos and Resorts operating segment is determined to be its own reporting unit and asset group. The reporting units for the North America Interactive and International Interactive operating segments are the operating segments.

The Company performed a quantitative test of goodwill for its International Interactive reporting unit and determined that the fair value of the reporting unit exceeded its carrying amount and thus, there was no impairment. The estimated fair value of the reporting unit was determined through a combination of a discounted cash flow model and market-based approach, which utilized Level 3 inputs. If future results significantly vary from current estimates and related projections, the Company may be required to record impairment charges.

For the North America Interactive reporting unit and all reporting units within the Casinos and Resorts segment with goodwill, the Company performed a qualitative analysis for the annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, relevant events and circumstances are taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance, and the most recent quantitative assessment performed for the reporting unit. After assessing these and other factors, the Company determined that it was more likely than not that the fair value of the North America Interactive reporting unit all reporting units within the Casinos and Resorts segment exceeded their carrying amounts as of October 1, 2023. If future results vary significantly from current estimates and related projections, the Company may be required to record impairment charges.

In connection with the annual impairment test, the Company evaluated whether facts and circumstances surrounding its indefinite lived intangible assets remained appropriate. For one indefinite lived trademark in the International Interactive segment, the Company determined that based on a combination of factors regarding the Company’s intended use of the trademark and future uncertainty, that a useful life of 7 years should be applied. The change in useful life required the Company to perform a quantitative test for impairment of the trademark. The fair value of the trademark was determined using a relief from royalty method, which utilized Level 3 inputs and was exceeded by the carrying value, indicating an impairment. As such, the Company recorded an impairment loss within the International Interactive segment of $54.0 million related to this trademark intangible asset. The decline in value of the trademark was primarily driven by the change in useful life and the de-emphasis of the trademark for other newer brands in Asia and Rest of World, resulting in a decline in actual and projected revenues attributable to the trademark as compared to when the fair value was determined during the purchase price allocation of the Gamesys acquisition. These charges are recorded within “Impairment charges” in the consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For three indefinite lived gaming licenses in the Casinos & Resorts segment, the Company determined it had an indicator of impairment based on declines in results compared to those projected when the gaming licenses were originally valued at acquisition. The Company valued the gaming licenses using the Greenfield Method under the income approach which estimates the fair value of the gaming license using a discounted cash flow model assuming the Company built a new casino with similar utility to that of the existing casino. The primary inputs to the valuation involve estimating projected revenues and operating cash flows, estimated construction costs, and pre-opening expenses and is discounted at a rate that reflects the level of risk associated with receiving cash flows attributable to the license. The fair values of these gaming licenses were below their respective carrying values and the Company recorded an impairment loss of $76.7 million.

For all other indefinite lived intangible assets, the Company performed a qualitative assessment of impairment and determined that it was more likely than not that the fair values of all assets exceed their carrying values as of October 1, 2023. If future results vary significantly from current estimates and related projections, the Company may be required to record impairment charges.

In connection with the expansion of the Company’s restructuring plan announced on October 20, 2023 targeted at reshaping the technology utilized by its Interactive segments (refer to Note 15 “Restructuring Expense”), the Company recorded impairment charges of $5.7 million, related to certain technology intangible assets which will no longer be utilized.

As of December 31, 2023, the Bally’s Tiverton, Bally’s Dover and Hard Rock Biloxi reporting units within the Company’s Casinos & Resorts reportable segment had negative carrying amounts of net assets. Goodwill assigned to these reporting units as of December 31, 2023 were $0.4 million, $1.0 million and $48.9 million, respectively.

2022 Impairment Assessment

For the North America Interactive reporting unit and asset group, primarily due to a decline in actual and projected revenues, the Company determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value and therefore, a quantitative impairment analysis was performed. As a result of the analysis, the Company recorded an aggregate $390.7 million non-cash impairment charge in its North America Interactive reporting unit. The Company allocated the loss first to intangible assets, in the amount of $159.1 million, and then the residual of $231.6 million to goodwill.

The Company recorded an impairment loss within the International Interactive segment of $73.3 million related to a long-standing indefinite lived trademark acquired as part of the Gamesys acquisition. These charges are recorded within “Impairment charges” in the consolidated statements of operations.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in carrying value of goodwill by reportable segment for the years ended December 31, 2023 and 2022 is as follows:

(in thousands)	Casinos & Resorts	International Interactive	North America Interactive	Total
Goodwill as of December 31, 2021(1)	$201,952	$1,637,343	$283,358	$2,122,653
Goodwill from current year business combinations	8,590	—	—	8,590
Impairment charges	—	—	(231,569)	(231,569)
Effect of foreign exchange	—	(145,424)	(2,889)	(148,313)
Purchase accounting adjustments on prior year business combinations	(1,285)	5,286	239	4,240
Transferred to assets held for sale (2)	—	—	(9,399)	(9,399)
Goodwill as of December 31, 2022(3)	$209,257	$1,497,205	$39,740	$1,746,202
Goodwill from current year business combinations	104,032	18,422	—	122,454
Effect of foreign exchange	—	70,963	184	71,147
Purchase accounting adjustments on prior year business combinations	204	—	—	204
Current year divestiture	—	—	(4,204)	(4,204)
Goodwill as of December 31, 2023(3)	$313,493	$1,586,590	$35,720	$1,935,803
__________________________________
(1)    Amounts are shown net of accumulated goodwill impairment charges of $5.4 million for Casinos and Resorts.
(2)    Goodwill transferred to assets held for sale consists of $100.6 million of goodwill and $91.2 million of accumulated impairment.
(3)    Amounts are shown net of accumulated goodwill impairment charges of $5.4 million and $140.4 million for Casinos and Resorts and North America Interactive, respectively.

The change in intangible assets, net for the years ended December 31, 2023 and 2022 is as follows (in thousands):

Intangible assets, net as of December 31, 2021	$2,477,952
Intangible assets from current year business combinations	5,140
Effect of foreign exchange	(125,911)
Impairment charges	(232,409)
Internally developed software	37,121
Other intangibles acquired	32,976
Transferred to assets held for sale	(4,022)
Less: Accumulated amortization	(228,909)
Intangible assets, net as of December 31, 2022	$1,961,938
Intangible assets from current year business combinations	35,971
Effect of foreign exchange	46,926
Impairment charges	(136,404)
Internally developed software	47,091
Other intangibles acquired(1)	147,619
Less: Accumulated amortization	(231,713)
Intangible assets, net as of December 31, 2023	$1,871,428
__________________________________
(1)    Includes gaming license fees of $135.3 million paid to the Illinois Gaming Board upon commencement of operations at Bally’s Chicago temporary casino. Refer to Note 22 “Commitments and Contingencies” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s identifiable intangible assets consist of the following:

	Weighted average remaining life (in years)	December 31, 2023
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Commercial rights - Sinclair(1)	7.2	$315,847	$(89,901)	$225,946
Trade names	5.8	37,042	(18,125)	18,917
Hard Rock license	23.5	8,000	(2,303)	5,697
Customer relationships	4.8	974,286	(314,053)	660,233
Developed technology	4.8	267,927	(86,119)	181,808
Internally developed software	3.5	61,687	(13,091)	48,596
Gaming licenses	6.4	45,008	(11,964)	33,044
Other	9.9	11,505	(3,621)	7,884
Total amortizable intangible assets		1,721,302	(539,177)	1,182,125

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	586,971	—	586,971
Trade names	Indefinite	100,544	—	100,544
Other	Indefinite	1,788	—	1,788
Total unamortizable intangible assets		689,303	—	689,303
Total intangible assets, net		$2,410,605	$(539,177)	$1,871,428
__________________________________
(1)    Commercial rights intangible asset in connection with Framework Agreement. Refer to Note 14 “Strategic Partnership - Sinclair Broadcast Group” for further information.

	Weighted average remaining life (in years)	December 31, 2022
(in thousands, except years)		Gross amount	Accumulated amortization	Net Amount
Amortizable intangible assets:
Commercial rights - Sinclair(2)	8.1	$314,585	$(58,982)	$255,603
Trade names	2.7	17,750	(16,196)	1,554
Hard Rock license	24.5	8,000	(2,061)	5,939
Customer relationships	5.8	907,199	(166,155)	741,044
Developed technology	5.7	256,512	(45,769)	210,743
Internally developed software	4.0	26,520	(5,444)	21,076
Gaming licenses	7.8	34,016	(4,892)	29,124
Other	2.6	4,917	(2,110)	2,807
Total amortizable intangible assets		1,569,499	(301,609)	1,267,890

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	529,171	—	529,171
Trade Names	Indefinite	164,391	—	164,391
Other	Indefinite	486	—	486
Total unamortizable intangible assets		694,048	—	694,048
Total intangible assets, net		$2,263,547	$(301,609)	$1,961,938
__________________________________
(2)    See note (1) above.

Amortization of intangible assets was approximately $231.7 million, $228.9 million and $91.1 million for the years ended

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021, respectively.

Refer to Note 6 “Business Combinations” for further information about the preliminary purchase price allocation and provisional goodwill and intangible balances added from current year business combinations. Refer to Note 14 “Strategic Partnership - Sinclair Broadcast Group” for intangible assets added through the Framework Agreement.

The following table shows the remaining amortization expense associated with finite lived intangible assets as of December 31, 2023:

(in thousands)
2024	$233,887
2025	229,416
2026	227,799
2027	226,254
2028	174,017
Thereafter	90,752
$1,182,125

11.    DERIVATIVE INSTRUMENTS

The Company utilizes derivative instruments in order to mitigate interest rate and currency exchange rate risk in accordance with its financial risk and liability management policy.

During the year ended December 31, 2023, the Company entered into a series of interest rate contracts and cross currency swap derivative transactions with multiple bank counterparties in order to synthetically convert a notional aggregate amount of $500.0 million of the Company’s USD denominated variable rate Term Loan Facility, as disclosed in Note 16 “Long-Term Debt,” into fixed rate debt over five years and $200 million of the Term Loan Facility, to an equivalent GBP denominated floating rate instrument over three years. These contracts mature in October, 2028 and 2026, respectively.

Derivative Instruments Designated as Hedging Instruments

Net Investment Hedges

Cross Currency Swaps - The Company is exposed to fluctuations in foreign exchange rates on investments it holds in its European foreign entities. The Company uses fixed and fixed-cross-currency swaps to hedge its exposure to changes in the foreign exchange rate on its foreign investment in Europe and their exposure to changes in the EUR-GBP exchange rate. Currency forward agreements involve fixing the USD-EUR exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. Cross-currency swaps involve the receipt of functional-currency-fixed-rate amounts from a counterparty in exchange for the Company making foreign-currency-fixed-rate payments over the life of the agreement. These derivative arrangements qualify as net investment hedges under ASC 815, with the gain or loss resulting from changes in the spot value of the derivative reported in other comprehensive income (loss). Amounts are reclassified out of other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. Additionally, the accrual of foreign currency and USD denominated coupons will be recognized in “Interest expense, net” in the consolidated statements of operations. During the year ended December 31, 2023, the Company recognized $1.35 million of related expense. Refer to Note 12 “Fair Value Measurements” and Note 19 “Stockholders’ Equity” for further information.

The following tables summarize the Company’s net investment hedges as of December 31, 2023 (in thousands):

Net Investment Hedges	Notional Sold	Notional Purchased
Cross currency swaps	€461,595	£387,531
Cross currency swaps	£546,759	$700,000

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedges

Interest Rate Contracts - The Company’s objectives in using interest rate derivatives are to hedge its exposure to variability in cash flows on a portion of its floating-rate debt, to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its financial risk and liability management policy. The Company’s interest rate swaps and collars are designated as cash flow hedges under ASC 815. The changes in the fair value of these instruments are recorded as a component of accumulated other comprehensive income (loss) and reclassified into “Interest expense, net” in the consolidated statements of operations in the same period in which the hedged interest payments associated with the Company’s borrowings are recorded. During the year ended December 31, 2023, the Company recognized $1.95 million of related expense. Refer to Note 12 “Fair Value Measurements” and Note 19 “Stockholders’ Equity” for further information.

The following tables summarize the Company’s cash flow hedges as of December 31, 2023 (in thousands):

Cash Flow Hedges	Notional Amount	Index	Cap	Floor(1)
Interest rate contracts - swaps	$500,000	US - SOFR	—	—
Interest rate contracts - collars	$500,000	US - SOFR	4.25%	3.22%
__________________________________
(1)    Weighted average rate.

Economic Hedges

The Company utilizes short term operational hedges or forward currency exchange rate contracts to mitigate foreign currency exchange rate risk. These instruments are not designated as hedging instruments under ASC 815. The fair value of these instruments are recorded as derivative assets or liabilities on the consolidated balance sheets with changes in fair value recognized in earnings within “Other non-operating income, net” on the consolidated statements of operations.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2023
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$163,194	$—	$—
Restricted cash	Restricted cash	152,068	—	—
Convertible loans	Other assets	—	—	4,115
Investments in equity securities	Other assets	3,409	—	—
Investment in GLPI partnership	Other assets	—	14,146	—
Derivative assets designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other current assets	—	5,356	—
Cross currency swaps	Prepaid expenses and other current assets	—	4,174	—
Cross currency swaps	Other assets	—	6,477	—
Total derivative assets at fair value		—	16,007	—
Total assets		$318,671	$30,153	$4,115
Liabilities:
Contingent consideration	Other long-term liabilities	$—	$—	$58,580
Derivative liabilities not designated as hedging instruments:
Sinclair Performance Warrants	Commercial rights liabilities	—	—	44,703
Derivative liabilities designated as hedging instruments:
Interest rate contracts	Other long-term liabilities	—	21,492	—
Cross currency swaps	Accrued liabilities	—	1,225	—
Cross currency swaps	Other long-term liabilities	—	29,376	—
Total derivative liabilities at fair value		—	52,093	44,703
Total liabilities		$—	$52,093	$103,283

		December 31, 2022
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$212,515	$—	$—
Restricted cash	Restricted cash	52,669	—	—
Convertible loans	Prepaid expenses and other current assets	657	—	—
Convertible loans	Other assets	—	—	10,212
Investments in equity securities	Other assets	2,395	—	—
Total assets		$268,236	$—	$10,212
Liabilities:
Contingent consideration	Accrued liabilities	$—	$—	$8,220
Derivatives not designated as hedging instruments:
Sinclair Performance Warrants	Commercial rights liabilities	—	—	36,987
Total liabilities		$—	$—	$45,207

There were no transfers made among the three levels in the fair value hierarchy for the years ended December 31, 2023 and 2022.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities:

( in thousands)	Sinclair Performance Warrants	Contingent Consideration	Convertible Loans	Total
Balance as of December 31, 2021	$69,564	$34,931	$2,025	$106,520
Additions in the period (acquisition fair value)	—	—	3,777	3,777
Reductions in the period	—	(15,862)	—	(15,862)
Change in fair value	(32,577)	(10,849)	4,410	(39,016)
Balance as of December 31, 2022	36,987	8,220	10,212	55,419
Additions in the period (acquisition fair value)	—	58,580	1,667	60,247
Reductions in the period	—	(9,292)	(3,500)	(12,792)
Change in fair value	7,716	1,072	(4,264)	4,524
Balance as of December 31, 2023	$44,703	$58,580	$4,115	$107,398

The gains (losses) recognized in the consolidated statements of operations for derivatives not designated as hedging instruments during the years ended December 31, 2023, 2022 and 2021 are as follows:

	Consolidated Statements of Operations Location	Year Ended December 31,
(in thousands)		2023	2022	2021
Foreign exchange forward contracts	Other non-operating income (expense), net	$—	$—	$(20,882)
Sinclair Performance Warrants	Other non-operating income (expense), net	(7,716)	32,577	18,555
Sinclair Options	Other non-operating income (expense), net	—	—	(1,526)

Interest Rate Contracts and Cross Currency Swaps

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

Foreign Exchange Forward Contracts

The foreign exchange forward contracts are accounted for as derivative assets and liabilities and are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. Gains (losses) recognized in earnings resulting from the change in fair value are reported within “Other non-operating income, net” on the consolidated statements of operations.

Sinclair Performance Warrants

Sinclair Performance Warrants are accounted for as a derivative instrument classified as a liability within Level 3 of the hierarchy as the warrants are not traded in active markets and are subject to certain assumptions and estimates made by management related to the probability of meeting performance milestones. These assumptions and the probability of meeting performance targets may have a significant impact on the value of the warrant. The Performance Warrants are valued using an option pricing model, considering the Company’s estimated probabilities of achieving the performance milestones for each tranche. Inputs to this valuation approach include volatility between 40% and 67%, risk free rates between 3.84% and 4.79%, the Company’s common stock price for each period and expected terms between 1.5 and 6.3 years. The fair value is recorded within “Commercial rights liabilities” of the consolidated balance sheets.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sinclair Options

Sinclair Options are accounted for as an equity classified instrument under ASC 815. The fair value of the options are based on a Black-Scholes model using Level 2 inputs, including volatility rates, risk free rates, the Company’s common stock price and expected term. The fair value of the Options was $59.7 million as of December 31, 2023 and 2022, and is recorded within “Additional paid-in-capital” in the consolidated balance sheets.

Contingent consideration

Contingent consideration related to acquisitions is recorded at fair value as a liability on the acquisition date and subsequently remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The remeasurements are based primarily on the expected probability of achievement of the contingency targets which are subject to management’s estimates. These changes in fair value are recognized within “Other, non-operating expenses, net” of the consolidated statements of operations.

In connection with the acquisitions of SportCaller and Monkey Knife Fight (“MKF”) in the first quarter of 2021, the Company recorded contingent consideration of $58.7 million. During the first quarter of 2022, the Company settled contingent consideration of $15.9 million, comprised of 393,778 immediately exercisable penny warrants, 107,832 shares of Bally’s Corporation common stock and $0.1 million in cash. During the second quarter of 2023, the Company settled the remaining contingent consideration of $9.3 million, comprised of 386,926 immediately exercisable penny warrants, 103,656 shares of Bally’s Corporation common stock and a de minimis payment in cash, all in satisfaction of contingencies related to the respective acquisition agreements.

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

Long-term debt

The fair value of the Company’s Term Loan Facility and senior notes are estimated based on quoted prices in active markets and are classified as Level 1 measurements. The fair value of the Revolving Credit Facility approximates its carrying amount as it is revolving, variable rate debt, and is also classified as a Level 1 measurement. In the table below, the carrying amounts of the Company’s long-term debt is net of debt issuance costs and debt discounts. Refer to Note 16 “Long-Term Debt” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$1,871,330	$1,888,100	$1,884,082	$1,872,238
5.625% Senior Notes due 2029	736,447	596,250	734,497	555,000
5.875% Senior Notes due 2031	719,858	570,544	732,976	529,905

13.    ACCRUED LIABILITIES
As of December 31, 2023 and 2022, accrued liabilities consisted of the following:

	December 31,
(in thousands)	2023	2022
Gaming liabilities	$177,557	$168,386
Diamond Sports Group non-cash liability(1)	144,883	—
Compensation	83,112	60,463
Interest payable	66,587	36,173
Bally’s Chicago - land development liability	47,739	—
GLPI advance deposit(2)	—	200,000
Other	131,841	108,909
Total accrued liabilities	$651,719	$573,931
__________________________________
(1)    Refer to Note 22 “Commitments and Contingencies” for further information
(2)    Refer to Note 17 “Leases” for further information

14.    STRATEGIC PARTNERSHIP - SINCLAIR BROADCAST GROUP

In 2020, the Company and Sinclair entered into a Framework Agreement (the “Framework Agreement”) providing for a long-term strategic relationship between Sinclair and the Company. Under the Framework Agreement, the Company paid annual fees in cash, issued warrants and options and agreed to share tax benefits and received naming, integration and other rights, including access to Sinclair’s Tennis Channel, Stadium Sports Network and STIRR streaming service. Under a Commercial Agreement (the “Commercial Agreement”) contemplated by the Framework Agreement, the Company was required to pay annual fees to Diamond Sports Group (“Diamond”), a Sinclair subsidiary, for naming rights over Diamond’s regional sports networks (“RSNs”) and other consideration which escalated annually and total $88.0 million over a 10-year term.

In March 2023, Diamond commenced reorganization proceedings under Chapter 11 of the Bankruptcy Code, and in July 2023, Diamond commenced litigation against Sinclair, Bally’s and others as part of its bankruptcy proceedings. Subsequent to December 31, 2023, Diamond agreed to settle its claims against all defendants, including Bally’s. Pursuant to the settlement terms, Diamond would receive payments from Sinclair and would reject the Commercial Agreement. Bally’s would continue to have naming rights on Diamond’s RSNs through the 2024 major league baseball season at no cost to either party (unless Diamond agrees with a new counterparty that will pay for such naming rights). Bally’s, in turn, would receive a release of all claims Diamond may have against it. Separately, Bally’s and Sinclair agreed that their relative rights and obligations under the Framework Agreement and all agreements contemplated thereby would terminate, except for rights and obligations in respect of certain local broadcast television station integrations under the Commercial Agreement, and except for their respective rights and obligations under the Option Agreement (regarding the Options referenced below), the Warrant Agreement (regarding the Penny Warrants referenced below), the Performance Warrant Agreement (regarding the Performance Warrants referenced below), the Registration Rights Agreement, the Investor Rights Agreement and the Tax Receivable Agreement. Bally’s obligation to pay Diamond for the naming rights terminated upon the bankruptcy court’s approval of the settlement terms, which the court approved on March 1, 2024. Refer to Note 22 “Commitments and Contingencies” for further information.

The Company accounted for this relationship as an asset acquisition in accordance with the “Acquisition of Assets Rather Than a Business” subsections of ASC 805-50, Business Combinations—Related Issues, using a cost accumulation model. The total intangible asset (“Commercial rights intangible asset”) represents the present value of the naming rights fees and other consideration, including the fair value of the warrants and options, and an estimate of the tax-sharing payments, each explained below. The Commercial rights intangible asset, net of accumulated amortization, was $225.9 million and $255.6 million as of December 31, 2023 and 2022, respectively. Amortization was $30.9 million, $33.3 million and $25.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Refer to Note 10 “Goodwill and Intangible Assets” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The present value of the naming rights fees was recorded as part of intangible assets, with a corresponding liability, which accreted through interest expense through the termination date of the Commercial Agreement. The total value of the liability as of December 31, 2023 and 2022 was $57.7 million and $59.3 million, respectively. The short-term portion of the liability, which was $8.0 million and $6.0 million as of December 31, 2023 and 2022, respectively, is recorded within “Accrued liabilities” and the long-term portion of the liability, which was $49.7 million and $53.3 million as of December 31 2023 and 2022, respectively, is reflected as “Commercial rights liability” in our consolidated balance sheets. Accretion expense reported in “Interest expense, net” in our consolidated statements of operations was $4.4 million, $4.4 million and $4.3 million for years ended December 31, 2023, 2022 and 2021.

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

The Penny Warrants and Options are equity classified instruments under ASC 815. The fair value of the Penny Warrants approximates the fair value of the underlying shares and was $150.4 million on November 18, 2020 at issuance, and was recorded to “Additional paid-in-capital” in the consolidated balance sheets, with an offset to the Commercial rights intangible asset. The Company recorded $59.7 million, related to the Options, as of December 31, 2023 and 2022, and is included within “Additional paid-in capital” in the consolidated balance sheets.

The Performance Warrants are accounted for as a derivative liability because the underlying performance metrics represent an adjustment to the settlement amount that is not indexed to the Company’s own stock and thus equity classification is precluded under ASC 815. Refer to Note 12 “Fair Value Measurements” for further information.

Under the Framework Agreement, the Company is required to share 60% of the tax benefit it realizes from the Penny Warrants, Options, Performance Warrants and other related payments. Changes in the estimate of the tax benefit to be realized and tax rates in effect at the time, among other changes, was treated as an adjustment to the intangible asset. The liability for these obligations was $19.1 million and $19.4 million as of December 31, 2023 and 2022, respectively, and is reflected in our consolidated balance sheets. The change in value of the liability is included in “Other non-operating expenses, net” in our consolidated statements of operations.

15.    RESTRUCTURING EXPENSE

On January 18, 2023, the Company announced a restructuring plan of the Interactive business intended to reduce operating costs and continue the Company’s commitment to achieving profitable operations in its North America Interactive segment which included a reduction of the Company’s then current Interactive workforce by up to 15 percent.

In furtherance of and as an expansion of the January 2023 restructuring plan, on October 20, 2023, the Company announced further restructuring initiatives targeted at reshaping the technology utilized by its Interactive segments. During the year ended December 31, 2023, the Company incurred restructuring charges of $31.0 million representing employee related severance costs as well as $5.7 million of impairment charges representing the impairment of certain technology which will no longer be utilized.

The components of restructuring charges by segment, for the year ended December 31, 2023, are summarized as follows:

	International Interactive	North America Interactive	Other	Total
Severance and employee related benefits(1)	$19,591	$9,735	$1,688	$31,014
Impairment(2)	—	5,745	—	5,745
Total restructuring charges	$19,591	$15,480	$1,688	$36,759
__________________________________
(1)    Included within “General and administrative” of the consolidated statements of operations.
(2)    Included within “Impairment charges” of the consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in the Company’s restructuring related liabilities for the year ended December 31, 2023 is as follows:

(in thousands)
Balance as of December 31, 2022	$—
Charges	31,014
Payments	(26,649)
Effect of foreign exchange	926
Balance as of December 31, 2023	$5,291

The restructuring liability as of December 31, 2023 is included within “Accrued liabilities” on the consolidated balance sheets.

16.    LONG-TERM DEBT

As of December 31, 2023 and 2022, long-term debt consisted of the following:

	December 31,
(in thousands)	2023	2022
Term Loan Facility(1)	$1,906,100	$1,925,550
Revolving Credit Facility	335,000	137,000
5.625% Senior Notes due 2029	750,000	750,000
5.875% Senior Notes due 2031	735,000	750,000
Less: Unamortized original issue discount	(23,756)	(27,729)
Less: Unamortized deferred financing fees	(39,709)	(46,266)
Long-term debt, including current portion	3,662,635	3,488,555
Less: Current portion of Term Loan and Revolving Credit Facility	(19,450)	(19,450)
Long-term debt, net of discount and deferred financing fees; excluding current portion	$3,643,185	$3,469,105
__________________________________
(1)    The Company has a series of interest rate and cross currency swap derivatives to synthetically convert $500.0 million notional of the Company’s in USD denominated variable rate Term Loan Facility into fixed rate debt through its maturity in 2028. Refer to Note 11 “Derivative Instruments” for further information.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2023, the Company repurchased and retired $15.0 million of the 2031 Notes at a weighted average price of 70.80% of the principal. In connection with the repurchase of these 2031 Notes, the Company recorded a gain on extinguishment of debt of $4.0 million recorded within “Other non-operating income, net” in the consolidated statements of operations.

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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. As of December 31, 2023, the Company was in compliance with all such covenants.

In an effort to mitigate the interest rate risk associated with the Company’s variable rate credit facilities, the Company entered into a series of interest rate and cross currency swap derivative transactions during the second half of 2023. Refer to Note 11 “Derivative Instruments” for further information.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Maturities

As of December 31, 2023, the contractual annual principal maturities of long-term debt, including the Revolving Credit Facility, are as follows:

(in thousands)
2024	$19,450
2025	19,450
2026	354,450
2027	19,450
2028	1,828,300
Thereafter	1,485,000
$3,726,100

17.    LEASES

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

The Company had total operating lease liabilities of $1.20 billion and $836.1 million as of December 31, 2023 and 2022, respectively, and right of use assets of $1.16 billion and $808.9 million as of December 31, 2023 and 2022, respectively, which were included in the consolidated balance sheets.

GLPI Leases

As of December 31, 2023, the Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties are leased under the terms of a master lease agreement (the “Master Lease”) with GLPI. All GLPI leases are accounted for as operating leases within the provisions of ASC 842, over the lease term or until a re-assessment event occurs. The Master Lease has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $100.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of December 31, 2023.

In connection with the sale of the real estate for Bally’s Dover in the second quarter of 2021, the Company received proceeds of $144.0 million and recognized a net gain of $53.4 million. In connection with the sale of the real estate for Bally’s Quad Cities and Bally’s Black Hawk during the second quarter of 2022, the Company received proceeds of $150.0 million and recognized a gain of $50.8 million. The gains recorded on the transactions represent the difference in the respective transaction prices and the derecognition of assets and are recorded within “Gain from sale-leaseback, net” in the consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On January 3, 2023, the Company completed a transaction with GLP Capital, L.P., the operating partnership of GLPI, related to the land and real estate assets of Bally’s Tiverton and Hard Rock Biloxi for total consideration of $625.4 million. The transaction was structured as a tax-free capital contribution and a substantial portion of the proceeds was used to reduce the Company’s debt. These properties were added to the Master Lease, increasing minimum annual payments by $48.5 million. An advance deposit of $200.0 million was received in the third quarter of 2022 in connection with this agreement, which was recorded within “Accrued liabilities” in the consolidated balance sheets as of December 31, 2022. During the year ended December 31, 2023, the Company recorded a gain of $374.3 million representing the difference in the transaction price and the derecognition of assets. This gain is reflected as “Gain from sale-leaseback, net” in the consolidated statements of operations.

In addition to the properties under the Master Lease explained above, the Company also entered into a lease with GLPI for the land associated with Tropicana Las Vegas, which the Company acquired during the third quarter of 2022. This lease has an initial term of 50 years (with a maximum term of 99 years with renewal options) at annual rent of $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of December 31, 2023.

Components of lease expense included within “General and administrative” for operating leases during the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$148,375	$75,675	$36,354
Variable lease cost	10,360	8,386	4,191
Operating lease expense	158,735	84,061	40,545
Short-term lease expense	13,249	17,536	11,746
Total lease expense	$171,984	$101,597	$52,291

Supplemental cash flow and other information related to operating leases for the year ended December 31, 2023 and 2022, are as follows:

	Year Ended December 31,
($ in thousands)	2023	2022
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$132,871	$68,689
Right of use assets obtained in exchange for operating lease liabilities	$406,043	$341,747

Weighted average remaining lease term	17.6 years	20.7 years
Weighted average discount rate	7.5%	6.7%

As of December 31, 2023, future minimum lease payments under noncancelable operating leases are as follows:

(in thousands)
2024	$138,135
2025	142,825
2026	142,139
2027	136,914
2028	139,187
Thereafter	1,610,842
Total lease payments	2,310,042
Less: present value discount	(1,106,793)
Lease obligations	$1,203,249

Future minimum lease payments disclosed in the table above include $87.7 million related to extension options that are reasonably certain of being exercised.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company recorded land within “Property and equipment, net” of $200.0 million with a corresponding liability within “Long-term portion of financing obligation” of $200.0 million on its consolidated balance sheets as of December 31, 2023 and 2022. All lease payments are recorded as interest expense and there is no reduction to the financing obligation over the lease term. Bally’s Chicago made cash payments, and recorded corresponding interest expense, of $17.4 million and $2.0 million during the years ended December 31, 2023 and 2022, respectively.

Lessor

The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in “Non-gaming revenue” within our consolidated statements of operations. For the years ended December 31, 2023, 2022, and 2021, the Company recognized $200.7 million, $153.8 million and $95.4 million of lessor revenues related to the rental of hotel rooms, respectively. Hotel leasing arrangements vary in duration, but are short-term in nature.

18.    EQUITY PLANS

Equity Incentive Plans

As of December 31, 2023, the Company has two equity incentive plans: the 2015 Stock Incentive Plan (“2015 Incentive Plan”) and the Bally’s Corporation 2021 Equity Incentive Plan (“2021 Incentive Plan”), collectively (the “Equity Incentive Plans”).

The 2015 Incentive Plan provided for the grant of stock options, time-based RSUs, RSAs, PSUs and other awards (collectively, “restricted awards”) (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 2015 Incentive Plan authorized for the issuance of up to 1,700,000 shares of the Company’s common stock pursuant to grants of awards made under the plan. Effective May 18, 2021, no new awards were granted under the 2015 Incentive Plan as a result of the new 2021 Incentive Plan being approved at the Company’s 2021 Annual Shareholder Meeting. The 2021 Incentive Plan provides for the grant of stock options, RSAs, RSUs, PSUs and other awards (including those with performance-based vesting criteria) to employees, directors or consultants of the Company. The 4,250,000 shares of the Company’s common stock, decreased by the number of shares subject to awards granted under the 2015 Incentive Plan between December 31, 2020 and May 18, 2021, or 221,464 shares, plus any shares subject to awards granted under the 2021 Incentive Plan or the 2015 Incentive Plan that are added back to the share pool under the 2021 Incentive Plan pursuant to the plan’s share counting rules, are authorized for issuance under the 2021 Incentive Plan. As of December 31, 2023, 1,563,230 shares were available for grant under the 2021 Incentive Plan.

Share-Based Compensation

The Company recognized total share-based compensation expense of $24.1 million, $27.9 million and $20.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total income tax benefit for share-based compensation arrangements was $6.2 million, $7.1 million, and $5.1 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, there was $17.0 million of unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock options, RSA, RSU and PSU arrangements) which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units and Performance-Based Restricted Stock Units

Under the 2015 Incentive Plan, RSUs and PSUs have been awarded to eligible employees, members of the Company’s senior management and certain members of its Board of Directors. Each RSU and PSU represents the right to receive one share of the Company’s common stock. RSUs generally vest in one-third increments over a three year period and compensation cost is recognized over the respective service periods based on the grant date fair value. PSUs generally vest over a three year period depending on the individual award agreement and become eligible for vesting upon attainment of performance objectives for the performance period. The number of PSUs that may become eligible for vesting varies and is dependent upon whether the performance targets are met, partially met or exceeded each year. The fair value of RSUs and PSUs is based on the Company’s common stock price as of the grant date.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents information of equity-classified RSU and PSU activity for the year ended December 31, 2023:

	Restricted Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	654,327	62,133	$38.35
Granted	1,111,773	419,341	18.58
Vested	(454,260)	(63,151)	35.88
Forfeited	(135,229)	(70,506)	27.21
Outstanding at December 31, 2023	1,176,611	347,817	$20.83

The weighted average grant date fair value for RSUs and PSUs was $18.58, $30.13 and $53.52 in 2023, 2022, and 2021, respectively.

The total intrinsic value of RSUs vested was $8.5 million, $15.3 million and $9.1 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

For PSU awards, performance objectives for each year are established no later than 90 days following the start of the year. As the performance targets have not yet been established for the PSUs that are eligible to be earned in 2024 or later, a grant date has not yet been established for those awards in accordance with ASC 718. The grant date for the 2023, 2022, and 2021 performance periods have been established and, based upon achievement of the performance criteria for the years ended December 31, 2023, 2022, and 2021, 348,835, 62,133 and 29,995 PSUs, respectively, became eligible for vesting.

19.    STOCKHOLDERS’ EQUITY

Capital Return Program

The Company has a Board of Directors approved capital return program under which the Company may expend a total of up to $700 million for share repurchases and payment of dividends. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases. As of December 31, 2023, $95.5 million was available for use under the capital return program.

Total share repurchase activity during the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022(1)	2021
Number of common shares repurchased	7,581,428	6,621,841	2,188,532
Total cost	$99,081	$153,366	$87,024
Average cost per share, including commissions	$13.07	$23.16	$39.76
__________________________________
(1)    Includes 4.7 million shares repurchased from the Company’s modified Dutch auction tender offer completed July 27, 2022 at a price of $22.00 per share for an aggregate purchase price of $103.3 million.

All shares repurchased during the years ended December 31, 2023, 2022, and 2021 were transferred to treasury stock. The Company retired 7,581,428, 7,394,642 and 3,492,222 shares of its common stock held in treasury during the years ended December 31, 2023, 2022, and 2021, respectively. The shares were returned to the status of authorized but unissued shares. As of December 31, 2023, there were no shares remaining in treasury.

There were no cash dividends paid during the years ended December 31, 2023, 2022, and 2021.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Preferred Stock

The Company has authorized the issuance of up to 10 million shares of $0.01 par value preferred stock. As of December 31, 2023 and 2022, no shares of preferred stock have been issued.

Shares Outstanding

As of December 31, 2023, the Company had 39,973,202 common shares issued and outstanding. The Company issued warrants, options and other contingent consideration in acquisitions and strategic partnerships that are expected to result in the issuance of common shares in future periods resulting from the exercise of warrants and options or the achievement of certain performance targets. These incremental shares are summarized below:

Sinclair Penny Warrants (Note 14)	7,911,724
Sinclair Performance Warrants (Note 14)	3,279,337
Sinclair Options(1) (Note 14)	1,639,669
MKF Penny warrants (Note 12)	44,128
Telescope Contingent shares (Note 12)	8,626
Outstanding awards under Equity Incentive Plans (Note 18)	1,524,428
14,407,912
__________________________________
(1)    Consists of four equal tranches to purchase shares with exercise prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing of the Framework Agreement.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)

The following table reflects the change in accumulated other comprehensive loss by component for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Cash Flow Hedges(1)	Net Investment Hedges	Total
Accumulated other comprehensive loss at December 31, 2020	$—	$(3,144)	$—	$—	$(3,144)
Other comprehensive income (loss) before reclassifications	(25,833)	3,040	—	—	(22,793)
Reclassifications from accumulated other comprehensive income (loss) to earnings	—	104	—	—	104
Tax effect	—	(976)	—	—	(976)
Accumulated other comprehensive loss at December 31, 2021	(25,833)	(976)	—	—	(26,809)
Other comprehensive income (loss) before reclassifications	(270,151)	1,911	—	—	(268,240)
Tax effect	—	(591)	—	—	(591)
Accumulated other comprehensive income (loss) at December 31, 2022	(295,984)	344	—	—	(295,640)
Other comprehensive income (loss) before reclassifications	118,781	977	(14,183)	(18,116)	87,459
Reclassifications from accumulated other comprehensive income (loss) to earnings	—	—	(1,953)	(1,350)	(3,303)
Effects of settlement (Note 20)	—	(244)	—	—	(244)
Tax effect	—	(191)	4,890	(2,529)	2,170
Accumulated other comprehensive income (loss) at December 31, 2023	$(177,203)	$886	$(11,246)	$(21,995)	$(209,558)
__________________________________
(1)    As of December 31, 2023, approximately $5.0 million of existing gains and losses are estimated to be reclassified into earnings within the next 12 months.

20.    EMPLOYEE BENEFIT PLANS

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

The following table outlines the Company’s participation in multi-employer pension plans for the years ended December 31, 2023, 2022 and 2021 and sets forth the calendar year contributions and accruals for each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2023 and 2022 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that the Company received from the plans’ administrators and is certified by each plan’s actuary. Plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. As of December 31, 2023 and 2022, all plans that have either a FIP or RP requirement have had the respective plan implemented.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	EIN/ Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions and Accruals (in $000’s)			Company Contributions > 5%	Union Contract Expires
Pension Fund		2023	2022		2023	2022	2021
SEIU National Industry Pension Fund	52-6148540	Red	Red	Yes/Implemented	$562	$495	$460	No	4/30/2025
New England Carpenters Pension Fund	51-6040899	Green	Green	No	138	95	75	No	5/31/2024
Plumbers and Pipefitters Pension Fund	52-6152779	Green	Yellow	No	277	267	175	No	8/30/2026
Rhode Island Laborers Pension Fund	51-6095806	Green	Green	No	597	656	671	No	10/31/2025
New England Teamsters Pension Fund	04-6372430	Red	Red	Yes/Implemented	298	278	254	No	6/30/2028
The Legacy Plan of the UNITE HERE Retirement Fund(2)	82-0994119/001	Red	Red	Yes/Implemented	1,014	963	1,319	No	8/31/2028
The Adjustable Plan of the UNITE HERE Retirement Fund(2)	82-0994119/002	N/A(1)	N/A(1)	No					5/31/2026
Local 68 Engineers Union Pension Fund	51-0176618	Yellow	Yellow	Yes/Implemented	289	286	269	No	4/30/2027
Northeast Carpenters Pension Fund	11-1991772	Green	Green	No	94	127	122	No	4/30/2027
International Painters and Allied Trades Industry Pension Fund	52-6073909	Red	Yellow	No	68	82	80	No	4/30/2027
Total Contributions					$3,337	$3,249	$3,425
__________________________________
(1)The Plan is not subject to the Pension Protection Act of 2016 zone status certification rule.
(2)Formerly listed as Hotel & Restaurant Employees International Pension Fund - Allocations of contributions between the two plans are determined by the plan administrator. Unions at Bally’s Twin River and Bally’s Atlantic City participate in the UNITE HERE Retirement funds.

Contributions, based on wages paid to covered employees totaled approximately $3.3 million, $3.2 million and $3.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. These aggregate contributions were not individually significant to any of the respective plans. The Company’s share of the unfunded vested liability related to its multi-employer plans, if any, other than the New England Teamsters and Trucking Industry Pension Fund discussed below, is not determinable.

Under the terms of certain collective bargaining agreements, the Company contributes to a number of multi-employer annuity funds. Contributions are made at a fixed rate per hour worked, in accordance with the collective bargaining agreements. These plans are not subject to the withdrawal liability provisions applicable to multi-employer defined benefit pension plans. Contributions made to these plans by the Company were $2.8 million, $2.6 million and $2.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Dover Downs Defined Benefit Pension Plan

The Company sponsors a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011. As of December 31, 2023 and 2022, the benefit obligation was $16.9 million and $20.8 million, respectively, and the fair value of plan assets were $16.5 million and $19.0 million, respectively. The Company did not make any contributions to the plan during the year ended December 31, 2023 and does not expect to contribute in 2024. Net periodic benefit income and total income recognized in other comprehensive income for the year ended December 31, 2023 were $0.3 million and $0.7 million, respectively. Amounts relating to the plan recognized in the consolidated balance sheets as of December 31, 2023 and 2022 consist of non-current liabilities of $0.5 million and $1.8 million, respectively.

During the year ended December 31, 2023, a settlement was recognized under the Dover Downs Defined Benefit Pension Plan as the total amount of lump sum benefit payments was greater than the sum of the service and interest costs for the fiscal year. The settlement reduced the Company’s benefit obligation by $3.4 million and reduced total income recognized in other comprehensive income for the year by $0.2 million.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Defined Contribution Plans

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its US non-union employees and certain union employees. The plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. Gamesys also operates defined contribution retirement benefit plans for their U.K., US, Toronto, Isle of Man and Gibraltar offices. Eligible employees are allowed to contribute between 3-5% of their base salary to the various plans and the Company matches all employee contributions. Total employer contribution expense attributable to defined contribution plans was $8.5 million, $7.1 million and $4.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

21.    INCOME TAXES

The components of income (loss) before taxes are as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Domestic	$(244,412)	$(444,549)	$(126,347)
Foreign	58,674	(9,920)	7,273
Total	$(185,738)	$(454,469)	$(119,074)

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Current taxes
Federal	$(4,419)	$9,318	$(10,284)
State	3,673	8,289	4,676
Foreign	26,431	41,599	6,448
	25,685	59,206	840
Deferred taxes
Federal	11,302	(32,304)	294
State	720	(9,429)	4,770
Foreign	(35,945)	(46,396)	(10,281)
	(23,923)	(88,129)	(5,217)
Provision (benefit) for income taxes	$1,762	$(28,923)	$(4,377)

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The effective rate varies from the statutory US federal tax rate as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Income tax (benefit) expense at statutory federal rate	$(39,009)	$(95,439)	$(15,997)
State income taxes, net of federal effect	(14,716)	(10,096)	7,462
Foreign tax rate adjustment	(50,082)	(17,455)	(7,165)
Nondeductible professional fees	430	1,370	10,421
Other permanent differences including lobbying expense	1,066	2,414	4,696
Share-based compensation	2,577	3,348	2,227
Gain on bargain purchases	—	22	(4,796)
CARES Act	—	—	(5,320)
Return to provision adjustments	(8,810)	(2,275)	(595)
Global intangible low-tax income (“GILTI”)	14,333	2,404	327
Loss on derivative instruments	—	—	4,363
Goodwill	—	28,935	—
Change in uncertain tax positions	1,103	(2,224)	—
Change in valuation allowance	94,870	60,073	—
Total provision (benefit) for income taxes	$1,762	$(28,923)	$(4,377)
Effective income tax rate on continuing operations	(0.9)%	6.4%	3.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes at December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Deferred tax assets:
Accrued liabilities and other	$44,707	$5,585
Share-based compensation	7,818	1,699
Commercial rights liabilities	31,376	29,248
Self constructed assets	—	5,690
Interest	195,628	79,757
Goodwill	—	3,140
Net operating loss carryforwards	28,468	19,043
Valuation allowance	(154,943)	(60,073)
Total deferred tax assets, net	153,054	84,089

Deferred tax liabilities:
Land	(4,142)	(4,058)
Property and equipment	(46,472)	(52,202)
Change in accounting method	(280)	(73)
RI Joint Venture and GLPI Partnership	(108,598)	—
Amortizable assets	(83,118)	(140,229)
Total deferred tax liabilities	(242,610)	(196,562)
Net deferred tax liabilities	$(89,556)	$(112,473)

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company will only recognize a deferred tax asset when, based on available evidence, realization is more likely than not. The Company has assessed its deferred tax liabilities arising from taxable temporary differences and has concluded such liabilities are not a sufficient source of income for the realization of deferred tax assets, including indefinite life taxable temporary differences which offset, subject to limitation, deferred tax assets with unlimited carryovers, such as the Section 163(j) interest limitation. Accordingly, a $154.9 million and $60.1 million valuation allowance has been established as of December 31, 2023 and 2022, respectively. The change in valuation allowance for the years ended December 31, 2023 and 2022 was $94.9 million and $60.1 million, respectively. There was no change in valuation allowance for the year ended December 31, 2021.

At December 31, 2023, the Company’s cash and cash equivalents totaled $163.2 million, of which approximately 10% was held in locations outside the US. During the year ended December 31, 2022, the Company changed its assertion and will not indefinitely reinvest undistributed earnings. Accordingly, the Company has determined that no deferred tax liability is required for undistributed foreign earnings at December 31, 2023 and 2022 and will continue to monitor for future changes.

For the years ended December 31, 2023 and 2022 the net deferred tax liabilities decreased by $22.9 million and decreased by $90.1 million, respectively. For the year ended December 31, 2023, a decrease of $23.9 million was included in income from operations, a decrease related to the foreign exchange remeasurement of $1.2 million, and offset by an increase of $2.2 million included in other comprehensive loss. For the year ended December 31, 2022, a decrease of $88.1 million was included in income from operations, a decrease related to the foreign exchange remeasurement of $1.4 million and a decrease of $0.6 million included in other comprehensive loss.

As of December 31, 2023, the Company has $25.4 million of federal net operating carryforwards subject to a section 382 limitation with an unlimited carryforward period. There was $9.1 million of federal net operating carryforwards subject to a section 382 limitation with an unlimited carryforward period as of December 31, 2022. As of December 31, 2023 and 2022, the Company had $310.3 million and $174.5 million of state net operating loss carryforwards, respectively, which expire at various dates through 2041.

The Internal Revenue Code (IRC) Section 382 provides for a limitation of the annual use of net operating loss and tax credit carryforwards following certain ownership changes (as defined by the IRC Section 382) that limits the Company’s ability to utilize these carryforwards prior to expiration. Section 382 can also apply when we acquire subsidiaries with net operating loss carryforwards, as there may be limitations on the use of acquired net operating losses against our taxable income. As of December 31, 2023, the Company expects to utilize all acquired tax attributes prior to expiration.

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

The Company realized a tax benefit of $5.3 million in the year ended December 31, 2021. The Company realized no tax benefit during the years ended December 31, 2023 and 2022. The Company intends to continue to review and consider any available potential benefits under the CARES Act for which it qualifies, including those described above. The Company cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and the Company cannot provide assurances that it will be able to access such benefits in a timely manner or at all. If the US government or any other governmental authority agrees to provide such aid under the CARES Act or any other crisis relief assistance, it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
From time to time, the Company may be subject to audits covering a variety of tax matters by taxing authorities in any taxing jurisdiction where the Company conducts business. While the Company believes that the tax returns filed and tax positions taken are supportable and accurate, some tax authorities may not agree with the positions taken. This can give rise to tax uncertainties which, upon audit, may not be resolved in the Company’s favor. As of December 31, 2023, there was $29.3 million tax contingency accruals and deferred tax asset reductions for uncertain tax positions, of which $25.7 million would impact the effective tax rate, if recognized. A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows:

(in thousands)	2023	2022	2021(1)
Uncertain tax position liability at the beginning of the year	$11,277	$5,131	$—
Increases related to tax positions taken during the year	18,009	—	—
Increases related to tax positions taken during prior period	—	11,277	5,131
Decreases related to tax positions taken during prior periods	—	(5,131)	—
Uncertain tax position liability at the end of the year	$29,286	$11,277	$5,131
__________________________________
(1)    There was an acquired tax contingency accrual of $5.1 million for uncertain tax positions recorded as of December 31, 2021.

It is reasonably possible that the Company’s unrecognized tax benefits could change in the next twelve months, however the Company is unable to estimate a range at this time.

The Company records interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). The Company has reserved interest and penalties on uncertain tax positions of $0.7 million and $0.1 million as of December 31, 2023 and 2022, respectively. The Company has recorded $0.6 million and $0.1 million of interest on uncertain tax positions on the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.

The Company and its subsidiaries file tax returns in several jurisdictions including the US and various US state and foreign jurisdictions. The Company remains subject to examination for US federal income tax purposes for the years ended December 31, 2015 through 2023, as a result of a 2020 net operating loss carryback claim. The Company remains subject to examination for state and foreign income tax purposes for the years ended December 31, 2013 through 2023. The Company is currently appealing an audit by the State of Colorado for tax years ended December 31, 2012 through 2015. Based on the current status of the Colorado appeal, the Company believes no additional reserves are necessary. In addition, the disallowance of a loss carryforward generated in a period outside of the normal statute of limitations is generally open until the statute of limitations expires in the year of the utilization of the loss.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22.    COMMITMENTS AND CONTINGENCIES

Litigation

Diamond commenced reorganization proceedings under Chapter 11 of the Bankruptcy Code in March 2023. In July 2023, Diamond commenced litigation against Sinclair, Bally’s and others as part of its bankruptcy proceedings, challenging a series of transactions between Sinclair and Diamond. One of the 19 counts in the complaint includes Bally’s as a defendant, alleging that the Commercial Agreement with Sinclair involved fraudulent transfers and unlawful distributions. Subsequent to December 31, 2023, Diamond agreed to settle these claims against all defendants, including Bally’s. Under the settlement terms, Diamond would receive payments from Sinclair and would reject the Commercial Agreement. Bally’s would continue to have naming rights on Diamond’s RSNs through the 2024 major league baseball season at no cost to either party (unless Diamond agrees with a new counterparty that will pay for such naming rights). Bally’s, in turn, would receive a release of all claims Diamond may have against it. Bally’s obligation to pay Diamond for the naming rights terminated upon the bankruptcy court’s approval of the settlement terms, which the court approved on March 1, 2024. Bally’s recognized a $144.9 million non-cash liability to reflect the net effect of the termination of naming rights on its remaining commercial rights intangible asset originally recorded at the time that the arrangement was agreed.

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

In connection with the Company’s joint venture with IGT, a joint venture was organized as the Rhode Island VLT Company, LLC to supply the State of Rhode Island with all VLTs at both Bally’s Twin River and Bally’s Tiverton. Under the transaction agreement for the joint venture, dated December 21, 2022, the Company has agreed to pay $7.5 million to an affiliate of IGT, payable in two equal parts, the first was paid in the first half of 2023 and the second will be payable on or before June 15, 2024.

Capital Expenditure Commitments

Bally’s Atlantic City - As part of the regulatory approval process with the State of New Jersey, the Company committed to spend $100 million in capital expenditures over a five year period to invest in and improve the property. The commitment calls for expenditures of no less than $85 million in aggregate by 2023. The remaining $15 million of committed capital must be spent over 2024 and 2025. From 2021 through 2025, no less than $35 million must be invested in the hotel and no less than $65 million must be invested in non-hotel projects. As of December 31, 2023, approximately $7.7 million of the commitment remains.

Bally’s Twin River - Pursuant to the terms of the Regulatory Agreement in Rhode Island, the Company is committed to invest $100 million in its Rhode Island properties over the term of the master contract through June 30, 2043, including an expansion and the addition of new amenities at Bally’s Twin River. As of December 31, 2023, approximately $64 million of the commitment remains.

Bally’s Chicago - Pursuant to the Host Community Agreement with the City of Chicago, the Company’s indirect subsidiary is required to spend at least $1.34 billion on the design, construction and outfitting of the temporary casino and the permanent resort and casino. The actual cost of the development may exceed this minimum capital investment requirement. In addition, land acquisition costs and financing costs, among other types of costs, are not counted toward meeting this requirement.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
City of Chicago Guaranty

In connection with the Host Community Agreement, entered into by Bally’s Chicago Operating Company, LLC (the “Developer”), a wholly-owned indirect subsidiary of the Company, the Company provided the City of Chicago with a performance guaranty whereby the Company agreed to have and maintain available financial resources in an amount reasonably sufficient to allow the Developer to complete its obligations under the Host Community Agreement. In addition, upon notice from the City of Chicago that the Developer has failed to perform various obligations under the Host Community Agreement, the Company has agreed to indemnify the City of Chicago against any and all liability, claim or reasonable and documented expense the City of Chicago may suffer or incur by reason of any nonperformance of any of the Developer’s obligations.

Bally’s Chicago Casino Fees

Under the Illinois Gambling Act, the Company must pay various gaming license fees to the Illinois Gaming Board in connection with the Company’s casino operations. These fees include: (i) a $250,000 land based gaming fee to operate the casino on land prior to commencing operations, (ii) a $250,000 license fee prior to receiving an owners license and gambling operations commence, (iii) gaming position fees equal to the minimum initial fee of $30,000 per gaming position to be paid within 30 days of issuance of an owners license or Temporary Operating Permit (“TOP”), (iv) a $15 million reconciliation fee upon issuance of a TOP or an owners license, whichever is earlier, and (v) a reconciliation fee payment three years after the date operations commenced (in a temporary or permanent facility) in an amount equal to 75% of the adjusted gross receipt (“AGR”) for the most lucrative 12-month period of operations, minus the amount equal to the initial payment per gaming position paid. On September 9, 2023, operations commenced at the Company’s Bally’s Chicago temporary casino, which triggered $135.3 million in such required gaming license fees to be paid to the Illinois Gaming Board.

Sponsorship Commitments

As of December 31, 2023, the Company has entered into multiple sponsorship agreements with various professional sports leagues and teams. These agreements commit a total of $135.0 million through 2036 and grant the Company rights to use official league marks for branding and promotions, among other benefits.

Interactive Technology Commitments

The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. The cumulative minimum obligation committed in these agreements is approximately $55.4 million, beginning in 2024, and extending through 2028.

Collective Bargaining Agreements

As of December 31, 2023, the Company had approximately 10,500 employees. Most of the Company’s employees in Rhode Island, Nevada and New Jersey are represented by a labor union and have collective bargaining agreements with the Company. As of such date, the Company had 32 collective bargaining agreements covering approximately 3,040 employees. All collective bargaining agreements are in good standing and most have been renegotiated with terms between three and five years. There can be no assurance that we will be able to extend or enter into replacement agreements. If the Company is able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements.

23.    SEGMENT REPORTING

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

The Company’s three reportable segments as of December 31, 2023 are:

Casinos & Resorts - Includes the Company’s 16 casino and resort properties, one horse racetrack and one golf course.

International Interactive - Gamesys’ European and Asian operations.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
North America Interactive - A portfolio of sports betting, iGaming, and free-to-play gaming brands, and the North American operations of Gamesys.

As of December 31, 2023, the Company’s operations were predominately in the US, Europe and Asia with a less substantive footprint in other countries world-wide. For geographical reporting purposes, revenue generated outside of the US has been aggregated into the International Interactive reporting segment, and consists primarily of revenue from the UK and Japan. Revenue generated from the UK and Japan represented approximately 25% and 11%, 25% and 12%, and 11% and 6% of total revenue, respectively, during the year ended December 31, 2023, 2022 and 2021, respectively. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

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

The following table sets forth revenue and Adjusted EBITDAR for the Company’s three reportable segments and reconciles Adjusted EBITDAR on a consolidated basis to net loss. The Other category is included in the following tables in order to reconcile the segment information to the Company’s consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(in thousands)	2023	2022	2021
Revenue
Casinos & Resorts	$1,363,291	$1,227,563	$1,032,828
International Interactive	973,210	946,442	251,263
North America Interactive	112,572	81,700	38,352
Total	$2,449,073	$2,255,705	$1,322,443

Adjusted EBITDAR(1)
Casinos & Resorts	$428,968	$398,930	$345,276
International Interactive	343,559	321,651	69,944
North America Interactive	(55,653)	(65,729)	(12,413)
Other	(63,770)	(53,024)	(45,334)
Total	653,104	601,828	357,473

Operating income (costs) and (expenses):
Rent expense associated with triple net operating leases(2)	(125,775)	(53,313)	(27,571)
Depreciation and amortization	(350,408)	(300,559)	(144,786)
Transaction costs	(80,376)	(85,604)	(84,543)
Restructuring	(31,014)	—	—
Share-based compensation	(24,074)	(27,912)	(20,143)
Gain from sale-leaseback, net	374,321	50,766	53,425
Impairment charges	(149,825)	(463,978)	(4,675)
Diamond Sports Group non-cash liability	(144,883)	—	—
Other	(17,061)	(14,236)	(35,798)
Income (loss) from operations	104,009	(293,008)	93,382
Other income (expense)
Interest expense, net of interest income	(277,561)	(208,153)	(117,924)
Other	(12,186)	46,692	(94,532)
Total other expense, net	(289,747)	(161,461)	(212,456)
Loss before income taxes	(185,738)	(454,469)	(119,074)
(Provision) benefit for income taxes	(1,762)	28,923	4,377
Net loss	$(187,500)	$(425,546)	$(114,697)
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
(2)    Consists primarily of the operating lease components contained within certain triple net leases with GLPI. Refer to Note 17 “Leases” for further information.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Capital Expenditures
Casinos & Resorts	$143,526	$183,693	$92,479
International Interactive	2,462	12,392	4,166
North America Interactive	1,986	6,635	172
Other	163,509	9,536	708
Total	$311,483	$212,256	$97,525

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total assets are not regularly reviewed for each operating segment when assessing segment performance or allocating resources and accordingly, are not presented. As of December 31, 2023, over 98% of the Company’s long-lived assets, consisting primarily of property and equipment, are located within the US.

24.    LOSS PER SHARE

Diluted earnings per share includes the determinants of basic earnings per share and, in addition, reflects the dilutive effect of the common stock deliverable for stock options, using the treasury stock method, and for RSUs, RSAs and PSUs for which future service is required as a condition to the delivery of the underlying common stock.

	Years Ended December 31,
	2023	2022	2021
Net loss applicable to common stockholders	$(187,500)	$(425,546)	$(114,697)

Weighted average common shares outstanding, basic	53,350,817	58,111,699	49,643,991
Weighted average effect of dilutive securities	—	—	—
Weighted average common shares outstanding, diluted	53,350,817	58,111,699	49,643,991

Per share data
Basic	$(3.51)	$(7.32)	$(2.31)
Diluted	$(3.51)	$(7.32)	$(2.31)

Anti-dilutive shares excluded from the calculation of diluted earnings per share	5,021,833	5,188,388	5,015,803

On November 18, 2020, the Company issued Penny Warrants, Performance Warrants and Options which participate in dividends with the Company’s common stock subject to certain contingencies. In the period in which the contingencies are met, those instruments are participating securities to which income will be allocated using the two-class method. The Performance Warrants and Options do not participate in net losses. The Penny Warrants were considered exercisable for little to no consideration and are therefore included in basic shares outstanding at their issuance date. For the years ended December 31, 2023, 2022 and 2021, the shares underlying the Performance Warrants were anti-dilutive as certain contingencies were not met. Refer to Note 14 “Strategic Partnership - Sinclair Broadcast Group” for further information.

25.    SUBSEQUENT EVENTS

On January 29, 2024, the Company announced that it will cease its operations at the Tropicana Las Vegas on April 2, 2024 in order to redevelop the site with a state-of-the-art integrated resort and ballpark. As a result of the closure, the Company expects to incur between $15 million to $20 million of severance charges and accelerated depreciation of approximately $80 million, during the first quarter of 2024.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting described below.

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses, our chief executive officer and chief financial officer have concluded that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Based on evaluation under the criteria established in the COSO framework, management determined, based upon the existence of the material weaknesses described below, we did not maintain effective internal control over financial reporting as of the December 31, 2023.

During the year ended December 31, 2023, the Company completed its acquisition of Bally’s Golf Links and has not yet fully incorporated the internal controls and procedures of this acquisition into the Company’s internal control over financial reporting. Therefore, management excluded Bally’s Golf Links from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Bally’s Golf Links constituted approximately $115 million, or 2%, of the Company’s total consolidated assets, and approximately $1 million, or 0.1%, of the Company’s consolidated revenues as of and for the year ended December 31, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Material Weaknesses Identified

Control Environment
•We have an insufficient number of personnel with the appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose significant and complex accounting and tax matters timely and accurately. Specifically, the control owners did not perform adequate reviews of all available evidence and appropriately challenge assumptions used in certain estimates including litigation losses, impairment of indefinite-lived intangible assets, goodwill and other long-lived assets, and income taxes. These material weaknesses described above resulted in adjustments which were identified and corrected in connection with the completion of the audit for the year ended December 31, 2023.

Control Activities
•We lack segregation of duties over the preparation, review, and recording of journal entries within our International Interactive reportable segment. The failure to maintain appropriate segregation of duties has a pervasive impact and consequently, this deficiency impacts control activities over all financial statement account balances, classes of transactions, and disclosures within the International Interactive reportable segment.

•We did not effectively review account reconciliation and account analysis controls, including the controls to validate the completeness and accuracy of information used in the performance of those controls, at our International Interactive reportable segment. The failure to operate effective controls over account reconciliations and account analyses has a pervasive impact and consequently, this deficiency impacts control activities over all financial statement account balances, classes of transactions, and disclosures within the International Interactive reportable segment.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the Consolidated Financial Statements for the year ended December 31, 2023, issued an attestation report on the Company’s internal control over financial reporting which immediately follows this report.

Remediation Plan and Status

We are in the process of, and we are focused on, designing and implementing effective measures to improve our internal controls over financial reporting and remediate the material weaknesses. Management is in the process of developing a detailed plan for remediation, which includes:

•Realigning resources and, where applicable, hiring qualified staff or using third-party subject matter experts with the appropriate level of experience and training to segregate key functions within our financial processes in order to support the review of significant and complex accounting matters, including appropriately analyzing, recording and disclosing accounting matters timely and accurately, specifically around assumptions used in certain estimates.
•Educating control owners within our International Interactive reportable segment of the appropriate design elements of journal entry controls and enhancing our monitoring control to ensure that these control activities are performed and that journal entries have a separate preparer and independent reviewer.
•Strengthening controls over account reconciliations and account analyses within our International Interactive reportable segment to support financial reporting requirements. Specifically, controls will address the timeliness of the review and the quality of information used in the review to ensure the completeness and accuracy.
•Implementing a new enterprise resource planning (“ERP”) system, which we believe will enhance the flow of financial information, improve data management and control and provide timely information to our management team will enable us to remediate segregation of duties over journal entries. As the implementation of the new ERP system progresses, we may change our processes and procedures which, in turn, could result in further changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

While we believe our remediation efforts above will improve the effectiveness of our internal control over financial reporting, we cannot assure that the measures will be sufficient to remediate the material weaknesses we have identified or will prevent potential future material weaknesses. The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses noted above and the acquisition of Bally’s Golf Links, there has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bally’s Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bally’s Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 15, 2024, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Bally’s Golf Links and whose financial statements constitute approximately 2.0% of the Company’s total consolidated assets and approximately 0.1% of the Company’s consolidated revenues as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Bally’s Golf Links.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

Control environment

Management identified material weaknesses related to an insufficient number of professionals with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record, and disclose significant and complex accounting and tax matters timely and accurately. Specifically, the control owners did not perform adequate reviews of all available evidence and appropriately challenge assumptions used in certain estimates including litigation expenses, impairment of indefinite-lived intangible assets, goodwill, and other long-lived assets, and income taxes. These material weaknesses described above resulted in adjustments which were identified and corrected in connection with the completion of the audit for the year ended December 31, 2023.

Control Activities

Management identified a material weakness related to the lack of segregation of duties over the preparation, review, and recording of journal entries within the International Interactive reportable segment. The failure to maintain appropriate segregation of duties has a pervasive impact and consequently, this deficiency impacts control activities over all financial statement account balances, classes of transactions, and disclosures within the International Interactive reportable segment.

Management identified a material weakness related to the ineffective review of account reconciliation and account analysis controls, including the controls to validate the completeness and accuracy of information used in the performance of those controls, at the International Interactive reportable segment. The failure to operate effective controls over account reconciliations and account analyses has a pervasive impact and consequently, this deficiency impacts control activities over all financial statement account balances, classes of transactions, and disclosures within the International Interactive reportable segment.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
New York, New York
March 15, 2024

ITEM 9B.    OTHER INFORMATION

During the quarter ended December 31, 2023, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on May 16, 2024 (the “2024 Proxy Statement”) and is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the 2024 Proxy Statement and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the 2024 Proxy Statement and is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the 2024 Proxy Statement and is incorporated herein by reference.

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

4.1
Form of Certificate of Common Stock of Twin River Worldwide Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

4.2
Indenture, dated as of August 20, 2021, among Premier Entertainment Sub, LLC, Premier Entertainment Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on August 20, 2021)

4.3
First Supplemental Indenture, dated as of October 1, 2021, among Premier Entertainment Sub, LLC, Premier Entertainment Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on October 7, 2021)

4.4
Second Supplemental Indenture, dated as of April 13, 2022, among the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2023)

4.5
Third Supplemental Indenture, dated as of December 30, 2022, among the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2023)

Exhibit Number	Description of Exhibit

4.6*	Description of Registrant’s Securities

4.7	Form of Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 10, 2021)

4.8	Form of Option Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 10, 2021)

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

10.34**
Employment Agreement, effective as of March 29, 2016, by and between Twin River Management Group, Inc. and George Papanier (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.35**
Amendment No 1. to Employment Agreement, dated as of January 13, 2020, by and among Twin River Worldwide Holdings, Inc. and George Papanier (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38850) filed on January 16, 2020)

10.36**
Amendment No. 2 Employment Agreement, January 20, 2021, by and between Bally’s Corporation and George Papanier (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-38850) filed on March 10, 2021)

10.37**
Amendment No. 3 to Employment Agreement, dated February 13, 2023, by and between Bally’s Corporation and George Papanier (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-38850) filed on February 13, 2023)

10.38**
Separation Agreement and Release, dated March 11, 2022 by and between Bally’s Corporation and Stephen Capp (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38850) filed March 14, 2022)

10.39**
Employment Agreement, effective July 10, 2013, by and between Twin River Management Group, Inc. and Craig L. Eaton (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38850) filed on March 13, 2020)

10.40**
Employment Agreement, dated May 8, 2023, by and between Bally’s Corporation and Marcus Glover (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38850) filed May 9, 2023)

10.41**	Form of Robeson Reeves Service Agreement, effective October 1, 2021 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2022)

10.42**
Amendment No. 1 to Service Agreement, dated June 1, 2022, by and between Bally’s Corporation and Robeson Reeves (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2023)

10.43**
Amendment No. 2 to Service Agreement, dated February 13, 2023, by and between Bally’s Corporation and Robeson Reeves (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-38850) filed on February 13, 2023)

10.44**
Form of Kim Barker Lee Employment Agreement, effective December 7, 2022 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2023)

10.45**
Separation Agreement and Release, dated February 13, 2023, by and between Bally’s Corporation and Lee Fenton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38850) filed February 13, 2023)

10.46
Credit Agreement, dated October 1, 2021, among Bally’s Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File 001-38850) filed on October 7, 2021)

10.47
First Amendment to Credit Agreement, dated June 23, 2023, among Bally’s Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q (File 001-38850) filed on November 3, 2023)

Exhibit Number	Description of Exhibit

10.48*
Amended and Restated Regulatory Agreement, dated March 1, 2024, by and among the Rhode Island Department of Business Regulation, the State Lottery Division of the Rhode Island Department of Revenue, Bally’s Corporation, Bally’s Management Group, LLC, UTGR, LLC, Twin River-Tiverton, LLC, and Bally’s RI iCasino, LLC

10.49**
Bally’s Corporation 2021 Equity Incentive Plan - Performance Unit Award Agreement (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2022)

10.50**
Bally’s Corporation 2021 Equity Incentive Plan - Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2022)

21.1*	Schedule of Subsidiaries
23.1*	Consent of Independent Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Bally’s Corporation Compensation Clawback Policy
99.1*	Description of Government Regulations

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL contained in Exhibit 101
#	As permitted under Item 601(a)(5) of Regulation S-K, the exhibits and schedules to this exhibit are omitted from this filing. The Company agrees to furnish a supplemental copy of any omitted exhibit or schedule to the SEC upon its request.
*	Filed herewith.
**	Management contracts or compensatory plans or arrangements.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2024.

BALLY’S CORPORATION

By:	/s/ MARCUS GLOVER
Marcus Glover
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ ROBESON M. REEVES
Robeson M. Reeves
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBESON M. REEVES	President, Chief Executive Officer and Director	March 15, 2024
Robeson M. Reeves	(Principal Executive Officer)

/s/ MARCUS GLOVER	Chief Financial Officer	March 15, 2024
Marcus Glover	(Principal Financial and Accounting Officer)

/s/ SOOHYUNG KIM	Chairman	March 15, 2024
Soohyung Kim

/s/ TERRENCE DOWNEY	Director	March 15, 2024
Terrence Downey

/s/ TRACY HARRIS	Director	March 15, 2024
Tracy Harris

/s/ GEORGE T. PAPANIER	Director	March 15, 2024
George T. Papanier

/s/ JAYMIN B. PATEL	Director	March 15, 2024
Jaymin B. Patel

/s/ JEFFREY W. ROLLINS	Director	March 15, 2024
Jeffrey W. Rollins

/s/ WANDA Y. WILSON	Director	March 15, 2024
Wanda Y. Wilson