Form 10-Q
period 2024-03-31
Bally's Corp
filed 2024-05-03
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of April 26, 2024, the number of shares of the registrant’s $0.01 par value common stock outstanding was 40,484,950.
For additional information regarding the Company’s shares outstanding, refer to Note 16 “Stockholders’ Equity.”

BALLY’S CORPORATION

PART I.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements
BALLY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$169,356	$163,194
Restricted cash	141,533	152,068
Accounts receivable, net	66,931	70,328
Inventory	15,719	14,629
Tax receivable	32,491	62,215
Prepaid expenses and other current assets	110,107	108,096
Assets held for sale	—	1,815
Total current assets	536,137	572,345
Property and equipment, net	1,100,733	1,174,888
Right of use assets, net	1,144,815	1,160,288
Goodwill	1,914,853	1,935,803
Intangible assets, net	1,812,638	1,871,428
Deferred tax asset	13,245	36,034
Other assets	113,575	110,317
Total assets	$6,635,996	$6,861,103
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$19,450	$19,450
Current portion of lease liabilities	53,216	54,842
Accounts payable	59,401	69,161
Accrued income taxes	41,150	78,301
Accrued and other current liabilities	702,560	651,719
Liabilities related to assets held for sale	—	1,307
Total current liabilities	875,777	874,780
Long-term debt, net	3,660,920	3,643,185
Long-term portion of financing obligation	200,000	200,000
Long-term portion of lease liabilities	1,139,685	1,148,407
Deferred tax liability	150,520	125,590
Commercial rights liabilities	62,503	113,626
Other long-term liabilities	96,786	119,661
Total liabilities	6,186,191	6,225,249
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 shares authorized; 40,483,375 and 39,973,202 shares issued; 40,483,375 and 39,973,202 shares outstanding)	405	400
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,402,384	1,400,479
Treasury stock, at cost, no shares outstanding as of March 31, 2024 and December 31, 2023	—	—
Accumulated deficit	(729,809)	(555,895)
Accumulated other comprehensive loss	(223,603)	(209,558)
Total Bally’s Corporation stockholders’ equity	449,377	635,426
Non-controlling interest	428	428
Total stockholders’ equity	449,805	635,854
Total liabilities and stockholders’ equity	$6,635,996	$6,861,103
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Gaming	$516,057	$486,895
Non-gaming	102,425	111,825
Total revenue	618,482	598,720

Operating (income) costs and expenses:
Gaming	236,144	217,661
Non-gaming	48,111	52,344
General and administrative	248,436	251,608
Gain from sale-leaseback, net	—	(374,186)
Depreciation and amortization	159,746	74,561
Total operating costs and expenses	692,437	221,988
(Loss) income from operations	(73,955)	376,732

Other (expense) income:
Interest expense, net	(73,131)	(63,264)
Other non-operating income, net	4,554	2,610
Total other expense, net	(68,577)	(60,654)

(Loss) income before income taxes	(142,532)	316,078
Provision for income taxes	31,382	137,742
Net (loss) income	$(173,914)	$178,336

Basic (loss) earnings per share	$(3.61)	$3.28
Weighted average common shares outstanding - basic	48,119	54,420
Diluted (loss) earnings per share	$(3.61)	$3.24
Weighted average common shares outstanding - diluted	48,119	55,089
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(173,914)	$178,336
Other comprehensive (loss) income:
Foreign currency translation adjustments	(37,794)	52,073
Net unrealized derivative gain on cash flow hedges, net of tax	12,283	—
Net unrealized derivative gain on net investment hedges, net of tax	11,466	—
Other comprehensive (loss) income	(14,045)	52,073
Total comprehensive (loss) income	$(187,959)	$230,409

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2023	39,973,202	$400	$1,400,479	$—	$(555,895)	$(209,558)	$428	$635,854
Issuance of restricted stock and other stock awards	423,805	4	(2,778)	—	—	—	—	(2,774)
Share-based compensation	—	—	3,058	—	—	—	—	3,058
Settlement of consideration	86,368	1	(125)	—	—	—	—	(124)
Other	—	—	1,750	—	—	—	—	1,750
Other comprehensive loss	—	—	—	—	—	(14,045)	—	(14,045)
Net loss	—	—	—	—	(173,914)	—	—	(173,914)
Balance as of March 31, 2024	40,483,375	$405	$1,402,384	$—	$(729,809)	$(223,603)	$428	$449,805

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2022	46,670,057	$466	$1,636,366	$—	$(535,373)	$(295,640)	$428	$806,247
Issuance of restricted stock and other stock awards	124,050	1	(1,332)	—	—	—	—	(1,331)
Share-based compensation	—	—	6,040	—	—	—	—	6,040
Retirement of treasury shares	—	(10)	(35,987)	19,753	16,244	—	—	—
Share repurchases	(1,026,343)	—	—	(19,753)	—	—	—	(19,753)
Other comprehensive income	—	—	—	—	—	52,073	—	52,073
Net income	—	—	—	—	178,336	—	—	178,336
Balance as of March 31, 2023	45,767,764	$457	$1,605,087	$—	$(340,793)	$(243,567)	$428	$1,021,612
See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net (loss) income	$(173,914)	$178,336
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	159,746	74,561
Non-cash lease expense	14,222	13,972
Share-based compensation	3,058	6,040
Amortization of debt discount and debt issuance costs	2,877	2,766
Gain on sale-leaseback	—	(374,186)
Gain on extinguishment of debt	—	(4,044)
Deferred income taxes	26,890	58,818
Net gain on assets and liabilities measured at fair value	(3,461)	(310)
Gain on equity method investments	(555)	(2,100)
Change in value of commercial rights liabilities	—	267
Change in contingent consideration payable	(1,835)	1,206
Foreign exchange (gain) loss	(2,816)	4,308
Other operating activities	1,877	(693)
Changes in operating assets and liabilities	(33,943)	24,947
Net cash used in operating activities	(7,854)	(16,112)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	208	(38,243)
Proceeds from sale-leaseback	—	411,000
Capital expenditures	(28,053)	(43,678)
Cash paid for capitalized software	(13,583)	(7,143)
Acquisition of gaming licenses	(1,211)	(1,900)
Other investing activities	(762)	(400)
Net cash (used in) provided by investing activities	(43,401)	319,636
Cash flows from financing activities:
Issuance of long-term debt	135,000	—
Repayments of long-term debt	(119,863)	(152,483)
Deferred payables	42,195	—
Share repurchases	—	(19,753)
Other financing activities	(6,005)	(1,332)
Net cash provided by (used in) financing activities	51,327	(173,568)
Effect of foreign currency on cash and cash equivalents	(4,445)	2,819
Change in cash and cash equivalents and restricted cash held for sale	—	(1,097)
Net change in cash and cash equivalents and restricted cash	(4,373)	131,678
Cash and cash equivalents and restricted cash, beginning of period	315,262	265,184
Cash and cash equivalents and restricted cash, end of period	$310,889	$396,862

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$100,128	$82,724
Income taxes paid, net of refunds	(10,410)	6,113
Non-cash investing and financing activities:
Unpaid property and equipment	$18,854	$32,095
Bally’s Chicago - land development liability	956	142,567
Unpaid internally developed software	633	—
Investment in GLP Capital, L.P.	—	14,412
Investment in RI Joint Venture	—	17,832

	March 31,	December 31,
Reconciliation of cash and cash equivalents and restricted cash:	2024	2023
Cash and cash equivalents	$169,356	$163,194
Restricted cash	141,533	152,068
Total cash and cash equivalents and restricted cash	$310,889	$315,262

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    GENERAL INFORMATION

Description of Business

Bally’s Corporation (the “Company,” or “Bally’s”) is a global gaming, hospitality and entertainment company with casinos and resorts and online gaming (“iGaming”) businesses. The Company owns and manages the following properties within its Casinos & Resorts reportable segment:

Casinos & Resorts	Location	Type	Built/Acquired
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)	Lincoln, Rhode Island	Casino and Resort	2004
Bally’s Arapahoe Park	Aurora, Colorado	Racetrack/OTB Site	2004
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)(2)	Biloxi, Mississippi	Casino and Resort	2014
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)(2)	Tiverton, Rhode Island	Casino and Hotel	2018
Bally’s Dover Casino Resort (“Bally’s Dover”)(2)	Dover, Delaware	Casino, Resort and Raceway	2019
Bally’s Black Hawk(1)(2)	Black Hawk, Colorado	Three Casinos	2020
Bally’s Kansas City Casino (“Bally’s Kansas City”)	Kansas City, Missouri	Casino	2020
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi	Casino and Hotel	2020
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey	Casino and Resort	2020
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)	Shreveport, Louisiana	Casino and Hotel	2020
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada	Casino and Resort	2021
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)(2)	Evansville, Indiana	Casino and Hotel	2021
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)(2)	Rock Island, Illinois	Casino and Hotel	2021
Tropicana Las Vegas Casino and Resort (“Tropicana Las Vegas”)(2)(4)	Las Vegas, Nevada	Casino and Resort	2022
Bally’s Chicago Casino (“Bally’s Chicago”)(3)	Chicago, Illinois	Casino	2023
Bally’s Golf Links at Ferry Point (“Bally’s Golf Links”)	Bronx, New York	Golf Course	2023
__________________________________
(1)    Includes Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(2)    Properties leased from Gaming and Leisure Properties, Inc. (“GLPI”). Refer to Note 15 “Leases” for further information.
(3)    Temporary casino facility as permanent casino resort is constructed.
(4)    This property closed on April 2, 2024 as part of a plan to redevelop the site with a state-of-the-art integrated resort and ballpark.

The Company’s International Interactive reportable segment primarily includes the interactive activities in Europe and Asia of Gamesys Group Ltd. (“Gamesys”), an iCasino and online bingo platform provider and operator.

The North America Interactive reportable segment includes a portfolio of sports betting, iGaming, and free-to-play gaming brands, and the North American operations of Gamesys.

Refer to Note 18 “Segment Reporting” for further information.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as variable interest entities (“VIEs”), of which the Company is determined to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The financial statements of our foreign subsidiaries are translated into US Dollars (“USD”) using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in net loss.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates.

Equity Method Investments

On January 1, 2023, the Company and International Game Technology PLC (“IGT”) contributed certain tangible assets and leases to Rhode Island VLT Company, LLC (the “RI Joint Venture”) in exchange for equity interests of the RI Joint Venture. The Company contributed video lottery terminals (“VLTs”) and player tracking equipment to the joint venture for a 40% equity interest of the RI Joint Venture. The 40% ownership in the joint venture qualifies for equity method accounting. In addition to this joint venture, the Company also has other investments in unconsolidated subsidiaries, which are accounted for using equity method accounting. The Company records its share of net income or loss within “Other non-operating income, net” in the condensed consolidated statements of operations. For the three months ended March 31, 2024 and 2023, the Company recorded a gain on equity method investments of $0.6 million and $2.1 million, respectively.

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

Management has analyzed and concluded that Breckenridge Curacao B.V. (“Breckenridge”) is a VIE because it does not have sufficient equity investment at risk. The Company has determined that it is the primary beneficiary and consolidates the VIE because (a) although the Company does not control all decisions of Breckenridge, the Company has the power to direct the activities of Breckenridge that most significantly impact its economic performance through various contracts with the entity and (b) the nature of these agreements between Breckenridge and the Company provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are based upon off-market rates and commensurate to the level of services provided. The Company receives significant benefits in the form of fees that are not at market and commensurate to the level of services provided. As a result, the Company consolidates all of the assets, liabilities and results of operations of Breckenridge and its subsidiaries in the accompanying condensed consolidated financial statements. As of March 31, 2024 and December 31, 2023, Breckenridge had total assets of $154.9 million and $161.3 million, respectively, and total liabilities of $85.5 million and $87.7 million, respectively. Breckenridge had revenues of $61.9 million and $84.0 million for the three months ended March 31, 2024 and 2023, respectively.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash includes cash collateral in connection with amounts due to the Chicago Tribune (refer to Note 8 “Property and Equipment”), player deposits, payment service provider deposits, and VLT and table games related cash payables to certain states where we operate, which are unavailable for the Company’s use.

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Amounts due from Rhode Island and Delaware(1)	$14,791	$13,028
Gaming receivables	25,427	26,127
Non-gaming receivables	33,131	37,221
Accounts receivable	73,349	76,376
Less: Allowance for credit losses	(6,418)	(6,048)
Accounts receivable, net	$66,931	$70,328
__________________________________
(1)    Represents the Company’s share of VLT and table games revenue for Bally’s Twin River and Bally’s Tiverton due from the State of Rhode Island and for Bally’s Dover from the State of Delaware.

Deferred Payables

In order to execute on its strategy of improving working capital efficiency, the Company will, from time to time, participate in trade finance or deferred payable initiatives, including programs that may securitize or accelerate liquidity realized from receivables, or alternatively extend trade terms with certain suppliers or vendors. In certain cases, where the Company is not able to extend payment terms directly with suppliers or vendors, the Company will consider deferred payable solutions that simulate such trade term extensions. These solutions generally involve entering into exchange agreements with intermediary institutions who will make payment to the supplier or vendor within the original terms on behalf of the Company, in exchange for a new bill with terms that conforms to the Company’s payment policy of net 90 days. The Company will then pay the new bill to the intermediary institutions, inclusive of any embedded premium, which the Company records as Interest expense, net, within three months or less. Amounts outstanding under these deferred payable arrangements were $41.9 million as of March 31, 2024 and are included in Accrued and other current liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2024, the Company incurred $0.8 million of interest expense under these arrangements. There was no interest expense incurred under these arrangements for the three months ended March 31, 2023.

Gaming Expenses

Gaming expenses include, among other things, payroll costs and expenses associated with the operation of VLTs, slots and table games, including gaming taxes payable to jurisdictions in which the Company operates outside of Rhode Island and Delaware, and marketing costs directly associated with the Company’s iGaming products and services. These marketing expenses are included within Gaming expenses in the condensed consolidated statements of operations and were $46.2 million and $45.9 million for the three months ended March 31, 2024 and 2023, respectively. Gaming expenses also include racing expenses comprised of payroll costs, off track betting (“OTB”) commissions and other expenses associated with the operation of live racing and simulcasting.

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended March 31, 2024 and 2023, advertising expense was $5.6 million and $5.4 million, respectively. Advertising costs are included in “General and administrative” on the condensed consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Share-Based Compensation

The Company recognized total share-based compensation expense of $3.1 million and $6.0 million for the three months ended March 31, 2024 and 2023, respectively. The total income tax benefit for share-based compensation arrangements was $0.8 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively.

Strategic Partnership - Sinclair Broadcast Group

In 2020, the Company and Sinclair Broadcast Group, Inc. (“Sinclair”) entered into a Framework Agreement (the “Framework Agreement”), which provides for a long-term strategic relationship between Sinclair and the Company. Under the Framework Agreement, the Company issued warrants and options and agreed to share tax benefits and received naming, integration and other rights, including access to Sinclair’s Tennis Channel, Stadium Sports Network and STIRR streaming service. Under a Commercial Agreement (the “Commercial Agreement”) contemplated by the Framework Agreement, the Company paid annual fees to Diamond Sports Group (“Diamond”), a Sinclair subsidiary, for naming rights over Diamond’s regional sports networks (“RSNs”) and other consideration.

The Company accounted for this relationship as an asset acquisition in accordance with the “Acquisition of Assets Rather Than a Business” subsections of ASC 805-50, Business Combinations—Related Issues, using a cost accumulation model. The total intangible asset (“Commercial rights intangible asset”) represents the present value of the naming rights fees and other consideration, including the fair value of the warrants and options, and an estimate of the tax-sharing payments, each explained below. The Commercial rights intangible asset, net of accumulated amortization, was $218.2 million and $225.9 million as of March 31, 2024 and December 31, 2023, respectively. Amortization was $7.8 million and $7.7 million for the three months ended March 31, 2024 and 2023, respectively. Refer to Note 9 “Goodwill and Intangible Assets” for further information.

The present value of the naming rights fees was recorded as part of intangible assets, with a corresponding liability, which will be accreted through interest expense. As of December 31, 2023, the total value of the liability was $57.7 million, with $8.0 million recorded within “Accrued and other current liabilities” related to the short-term portion of the liability, and $49.7 million related to the long-term portion of the liability reflected as “Commercial rights liability” in the condensed consolidated balance sheets. Accretion expense reported in “Interest expense, net” in our condensed consolidated statements of operations was $1.1 million for the three months ended March 31, 2023. In the first quarter of 2024, the Company’s obligation to pay Diamond for the naming rights terminated upon the bankruptcy court’s approval of certain settlement terms, which the court approved on March 1, 2024. Refer to Note 17 “Commitments and Contingencies” for further information.

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

Under the Framework Agreement, the Company agreed to share 60% of the tax benefits it realizes from the Penny Warrants, Options, Performance Warrants and other related payments. Changes in the estimate of the tax benefit to be realized and tax rates in effect at the time, among other changes, are treated as an adjustment to the intangible asset. The liability for these obligations was $17.7 million and $19.1 million as of March 31, 2024 and December 31, 2023, respectively, and is reflected in Commercial rights liabilities within our condensed consolidated balance sheets.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Provision for Income Taxes

During the three months ended March 31, 2024 and 2023, the Company recorded a provision for income tax of $31.4 million, at an effective year to date tax rate of (22.0)% and a provision for income tax of $137.7 million, at an effective year to date tax rate of 43.6%, respectively. The 2024 year to date effective tax rate differed from the US federal statutory tax rate of 21%, creating a provision for income tax on the Company’s Loss before income taxes, largely due to an increase in the valuation allowance, coupled with a tax liability for foreign discrete items. The 2023 year to date effective tax rate was higher than the US federal statutory tax rate of 21%, largely due to an increase in the valuation allowance and a tax liability for a discrete item related to the deferred gain on sale leaseback transactions in Mississippi and Rhode Island.

3.    CONSOLIDATED FINANCIAL INFORMATION

General and Administrative Expense

Amounts included in General and administrative for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Advertising, general and administrative	$224,971	$221,005
Acquisition and integration	4,852	13,781
Restructuring	18,613	16,822
Total general and administrative	$248,436	$251,608

Other Non-Operating Income, Net

Amounts included in Other non-operating income, net for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Change in value of commercial rights liabilities	$—	$(267)
Net gain on equity method investments	555	2,100
Gain on extinguishment of debt	—	4,044
Foreign exchange gain (loss)	2,816	(4,308)
Other, net	1,183	1,041
Total other non-operating income, net	$4,554	$2,610

4.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Standards to Be Implemented

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update align the requirements in the ASC to the SEC’s regulations. The effective date for each amended topic in the ASC is the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently in the process of evaluating the impact of this amendment on its condensed consolidated financial statements and related disclosures.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The amendments in this update enhance the disclosures required for significant segment expenses on an annual and interim basis. The guidance will apply retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company is currently in the process of evaluating the impact of this amendment on its condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This update will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this amendment on its condensed consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This amendment to the Codification removes references to various Concepts Statements. This update will be effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted if adopted as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of this amendment on its condensed consolidated financial statements and related disclosures.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Gaming revenue also includes Bally’s Twin River’s and Bally’s Tiverton’s share of table games revenue. Bally’s Twin River and Bally’s Tiverton each were entitled to an 83.5% share of table games revenue generated as of March 31, 2024 and 2023. Revenue is recognized when the wager is settled, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Rhode Island operations on a net basis which is the percentage share of VLT and table games revenue received as the Company acts as an agent in operating the gaming services on behalf of the State of Rhode Island.

Gaming revenue also includes Bally’s Dover’s share of revenue as determined under the Delaware State Lottery Code from the date of its acquisition. Bally’s Dover is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement. As of March 31, 2024 and 2023, Bally’s Dover was entitled to an approximate 42% share of VLT revenue and 80% share of table games revenue. Revenue is recognized when the wager is complete, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company records revenue from its Delaware operations on a net basis, which is the percentage share of VLT and table games revenue received, as the Company acts as an agent in operating the gaming services on behalf of the State of Delaware.

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

The Company has entered into several multi-year agreements with third-party operators for online sports betting and iGaming market access in several jurisdictions from which the Company has received or expects to receive one-time, up front market access fees in cash or equity securities (specific to one operator agreement) and certain other fees in cash generally based on a percentage of the gross gaming revenue generated by the operator, with certain annual minimum guarantees due to the Company. The one-time market access fees received have been recorded as deferred revenue and will be recognized as gaming revenue ratably over the respective contract terms, beginning with the commencement of operations of each respective agreement. The Company recognized commissions in certain states from online sports betting and iGaming which are included in gaming revenue for the three months ended March 31, 2024 and 2023. Deferred revenue associated with third-party operators for online sports betting and iGaming market access was $3.6 million and $3.7 million as of March 31, 2024 and December 31, 2023, respectively, and is included in “Accrued and other current liabilities” and “Other long-term liabilities” in the condensed consolidated balance sheets.

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

Non-gaming Revenue

Non-gaming revenue consists of hotel, food, beverage, retail, entertainment and other revenue. Hotel revenue is recognized when the customer obtains control through occupancy of the room over their stay at the hotel. Advance deposits for hotel rooms are recorded as liabilities until revenue recognition criteria are met. Food, beverage and retail revenues are recognized at the time the goods are sold from Company-operated outlets. The estimated standalone selling price of hotel rooms is determined based on observable prices. The standalone selling price of food, beverage, retail, entertainment and other goods and services are determined based upon the actual retail prices charged to customers for those items. Other revenue includes cancellation fees for hotel and meeting space services, which are recognized upon cancellation by the customer, and golf revenues from the Company’s operations of Bally’s Golf Links, which are recognized at the time of sale. Additionally, other revenue includes market access and business-to-business service revenue generated by the International Interactive and North America Interactive reportable segments, which is recognized at the time the goods are sold or the service is provided, and are included in Non-gaming revenue within our condensed consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Hotel	$20,479	$22,435
Food and beverage	20,213	19,474
Retail, entertainment and other	2,428	2,591
	$43,120	$44,500
Sales tax and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not included in revenue or operating expenses.

The following tables provide a disaggregation of revenue by segment (in thousands):

Three Months Ended March 31, 2024	Casinos & Resorts	International Interactive	North America Interactive	Total
Gaming	$250,418	$231,267	$34,372	$516,057
Non-gaming:
Hotel	41,090	—	—	41,090
Food and beverage	34,952	—	—	34,952
Retail, entertainment and other	15,869	3,416	7,098	26,383
Total non-gaming revenue	91,911	3,416	7,098	102,425
Total revenue	$342,329	$234,683	$41,470	$618,482
Three Months Ended March 31, 2023
Gaming	$233,107	$237,181	$16,607	$486,895
Non-gaming:
Hotel	47,332	—	—	47,332
Food and beverage	33,608	—	—	33,608
Retail, entertainment and other	14,739	8,391	7,755	30,885
Total non-gaming revenue	95,679	8,391	7,755	111,825
Total revenue	$328,786	$245,572	$24,362	$598,720

Contract Assets and Contract Related Liabilities

The Company’s receivables related to contracts with customers are primarily comprised of marker balances and other amounts due from gaming activities, amounts due for hotel stays and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers were $35.5 million and $38.5 million as of March 31, 2024 and December 31, 2023, respectively.

The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, advance deposits made for goods and services yet to be provided and unpaid wagers. All of the contract liabilities are short-term in nature and are included in “Accrued and other current liabilities” in the condensed consolidated balance sheets.

Loyalty program incentives earned by customers are typically redeemed within one year from when they are earned and expire if a customer’s account is inactive for more than 12 months; therefore, the majority of these incentives outstanding at the end of a period will either be redeemed or expire within the next 12 months.

BALLY’S CORPORATION
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

Unpaid wagers include the Company’s outstanding chip liability and unpaid slot, pari-mutuel and sports betting tickets.

Liabilities related to contracts with customers as of March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Loyalty programs	$15,349	$16,803
Advanced deposits from customers	28,141	29,052
Unpaid wagers	18,619	20,481
Total	$62,109	$66,336

The Company recognized $7.6 million and $5.9 million of revenue related to loyalty program redemptions for the three months ended March 31, 2024 and 2023, respectively.

6.    BUSINESS COMBINATIONS

Casinos & Resorts Acquisitions

Bally’s Golf Links - On September 12, 2023, the Company completed the acquisition of Trump Golf Links at Ferry Point, subsequently renamed Bally’s Golf Links at Ferry Point, which includes the assignment of a license agreement to operate an 18-hole links-style golf course located in the Bronx, New York.

The total purchase consideration included cash paid, net of cash acquired and net working capital adjustments, which amounted to $55.0 million. This acquisition continues the Company’s strategic objective of developing a diversified portfolio within its Casinos & Resorts segment.

Total purchase consideration also included contingent consideration valued at $58.6 million, the fair value at acquisition date, under GAAP, of expected cash payments totaling up to $125 million to the seller, based upon future events, which are uncertain. The contingent consideration was recorded at fair value, using discounted cash flow analyses, and will be remeasured quarterly, with fair value adjustments recognized in earnings, until the contingencies are resolved. The settlement of the contingent consideration liabilities will be due to the seller in the event the license agreement is extended or if the Company is successful in its bid for a casino license.

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the Casinos & Resorts acquisition as of March 31, 2024:

Bally’s Golf Links
(in thousands)	Preliminary(2)
Total current assets	$1,108
Property and equipment, net	505
Intangible assets, net(1)	6,500
Other assets	2,000
Goodwill	103,824
Total current liabilities	(345)
Total purchase price	$113,592
__________________________________
(1)    Bally’s Golf Links’ intangible assets include a concessionaire license of $6.5 million, which is being amortized over its estimated useful life of approximately 12 years.
(2)    The Company recorded adjustments to the preliminary purchase price allocation during the three months ended March 31, 2024 which decreased Goodwill and the total purchase price by $0.2 million.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Goodwill recognized is deductible for local tax purposes and has been assigned as of the acquisition date to the Company’s Casinos & Resorts reportable segment, which includes the reporting unit expected to benefit from the synergies of the acquisitions. Qualitative factors that contribute to the recognition of goodwill include expected synergies from integrating the business into the Company’s casino portfolio and future development of its omni-channel strategy.

The Company incurred $0.2 million of acquisition costs related to the above Casinos & Resorts acquisition during the three months ended March 31, 2024. There were no acquisition costs related to the above Casinos & Resorts acquisition during the three months ended March 31, 2023. These costs are included within “General and administrative” of the condensed consolidated statements of operations.

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
Final(2)
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
(2)    The Company did not record adjustments to the preliminary purchase price allocation during the three months ended March 31, 2024.

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

The Company incurred $1.2 million of acquisition costs related to the above International Interactive acquisition during the three months ended March 31, 2023. There were no acquisition costs related to the International Interactive acquisition during the three months ended March 31, 2024. These costs are included within “General and administrative” of the condensed consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2024 and December 31, 2023, prepaid expenses and other current assets was comprised of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Services and license agreements	$40,975	$32,466
Short term derivative assets	11,031	9,530
Due from payment service providers	10,606	12,662
Prepaid marketing	14,519	8,685
Prepaid insurance	7,497	12,181
Gaming taxes and licenses	6,535	9,309
Sales tax	6,204	7,565
Purse funds	483	6,404
Other	12,257	9,294
Total prepaid expenses and other current assets	$110,107	$108,096

8.    PROPERTY AND EQUIPMENT

As of March 31, 2024 and December 31, 2023, property and equipment was comprised of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Land	$238,997	$238,997
Land improvements	163,215	162,211
Building and improvements	676,431	673,071
Equipment	270,634	264,398
Furniture and fixtures	69,171	68,746
Construction in process	86,537	73,810
Total property, plant and equipment	1,504,985	1,481,233
Less: Accumulated depreciation	(404,252)	(306,345)
Property and equipment, net	$1,100,733	$1,174,888

Depreciation expense relating to property and equipment was $99.5 million for the three months ended March 31, 2024, and $18.7 million for the three months ended March 31, 2023. Depreciation expense during the three months ended March 31, 2024 included $80.1 million of accelerated depreciation related to the closure of the Tropicana Las Vegas property. Refer to Note 13 “Restructuring Expense” for further information. During the three months ended March 31, 2024 and March 31, 2023, the Company recorded capitalized interest of $1.8 million and $2.9 million, respectively.

Bally’s Chicago

A wholly-owned indirect subsidiary of the Company, Bally’s Chicago Operating Company, LLC entered into a Lease Termination and Short Term License Agreement with Chicago Tribune Company, LLC (“Tribune”), effective March 31, 2023, which, among other things, provides that the Company will have possession of 777 West Chicago Avenue, Chicago, Illinois 60610 on or before July 5, 2024, subject to $150 million in payments by the Company to Tribune payable in full upon Tribune vacating the site on or prior to July 5, 2024 (the “Payment”). $10 million of the Payment was paid upon execution of the Lease Termination and Short Term License Agreement and $90 million of the Payment was paid during the third quarter of 2023. The balance Payment amount of $50 million is secured by cash-collateralized letters of credit, issued by Citizens Bank. Cash collaterals are reported as restricted cash as of March 31, 2024.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company recorded the present value of the remaining payments of $48.7 million within “Accrued and other current liabilities” with an offsetting increase to “Property and equipment, net” within the condensed consolidated balance sheets as of March 31, 2024.

9.    GOODWILL AND INTANGIBLE ASSETS

The change in carrying value of goodwill by reportable segment for the three months ended March 31, 2024 is as follows (in thousands):

	Casinos & Resorts	International Interactive	North America Interactive	Total
Goodwill as of December 31, 2023(1)	$313,493	$1,586,590	$35,720	$1,935,803
Effect of foreign exchange	—	(20,647)	(95)	(20,742)
Purchase accounting adjustments on prior year business acquisition	(208)	—	—	(208)
Goodwill as of March 31, 2024(1)	$313,285	$1,565,943	$35,625	$1,914,853
__________________________________
(1)    Amounts are shown net of accumulated goodwill impairment charges of $5.4 million and $140.4 million for Casinos & Resorts and North America Interactive, respectively.

The change in intangible assets, net for the three months ended March 31, 2024 is as follows (in thousands):

Intangible assets, net as of December 31, 2023	$1,871,428
Effect of foreign exchange	(13,582)
Internally developed software	12,325
Other intangibles acquired	2,727
Less: Accumulated amortization	(60,260)
Intangible assets, net as of March 31, 2024	$1,812,638

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s identifiable intangible assets consist of the following:

	March 31, 2024
(in thousands, except years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Commercial rights - Sinclair(1)	$315,847	$(97,692)	$218,155
Trade names	37,375	(19,480)	17,895
Hard Rock license	8,000	(2,364)	5,636
Customer relationships	960,366	(345,407)	614,959
Developed technology	264,206	(94,359)	169,847
Internally developed software	72,752	(15,397)	57,355
Gaming licenses	46,316	(14,152)	32,164
Other	11,491	(4,131)	7,360
Total amortizable intangible assets	1,716,353	(592,982)	1,123,371

Intangible assets not subject to amortization:
Gaming licenses	586,971	—	586,971
Trade names	99,781	—	99,781
Other	2,515	—	2,515
Total unamortizable intangible assets	689,267	—	689,267
Total intangible assets, net	$2,405,620	$(592,982)	$1,812,638
__________________________________
(1)    Commercial rights intangible asset in connection with the Framework Agreement. Refer to Note 2 “Summary of Significant Accounting Policies” for further information.

	December 31, 2023
(in thousands, except years)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Commercial rights - Sinclair(2)	$315,847	$(89,901)	$225,946
Trade names	37,042	(18,125)	18,917
Hard Rock license	8,000	(2,303)	5,697
Customer relationships	974,286	(314,053)	660,233
Developed technology	267,927	(86,119)	181,808
Internally developed software	61,687	(13,091)	48,596
Gaming licenses	45,008	(11,964)	33,044
Other	11,505	(3,621)	7,884
Total amortizable intangible assets	1,721,302	(539,177)	1,182,125

Intangible assets not subject to amortization:
Gaming licenses	586,971	—	586,971
Trade names	100,544	—	100,544
Other	1,788	—	1,788
Total unamortizable intangible assets	689,303	—	689,303
Total intangible assets, net	$2,410,605	$(539,177)	$1,871,428
__________________________________
(2)    See note (1) above.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Amortization of intangible assets was approximately $60.3 million and $55.9 million for the three months ended March 31, 2024 and 2023, respectively.

The following table reflects the remaining amortization expense associated with the finite-lived intangible assets as of March 31, 2024:

(in thousands)
Remaining 2024	$173,834
2025	229,551
2026	227,776
2027	226,743
2028	170,953
Thereafter	94,514
Total	$1,123,371

10.    DERIVATIVE INSTRUMENTS

The Company utilizes derivative instruments in order to mitigate interest rate and currency exchange rate risk in accordance with its financial risk and liability management policy.

In 2023, the Company entered into a series of interest rate contracts and cross currency swap derivative transactions with multiple bank counterparties in order to synthetically convert a notional aggregate amount of $500.0 million of the Company’s USD denominated variable rate Term Loan Facility, as disclosed in Note 14 “Long-Term Debt,” into fixed rate debt over five years and $200 million of the Term Loan Facility, to an equivalent GBP denominated floating rate instrument over three years. These contracts mature in October, 2028 and 2026, respectively.

Derivative Instruments Designated as Hedging Instruments

Net Investment Hedges

Cross Currency Swaps - The Company is exposed to fluctuations in foreign exchange rates on investments it holds in its European foreign entities. The Company uses fixed and fixed-cross-currency swaps to hedge its exposure to changes in the foreign exchange rate on its foreign investment in Europe and their exposure to changes in the EUR-GBP exchange rate. Currency forward agreements involve fixing the USD-EUR exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. Cross-currency swaps involve the receipt of functional-currency-fixed-rate amounts from a counterparty in exchange for the Company making foreign-currency-fixed-rate payments over the life of the agreement. These derivative arrangements qualify as net investment hedges under ASC 815, with the gain or loss resulting from changes in the spot value of the derivative reported in other comprehensive income (loss). Amounts are reclassified out of other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. Additionally, the accrual of foreign currency and USD denominated coupons will be recognized in “Interest expense, net” in the condensed consolidated statements of operations. Refer to Note 11 “Fair Value Measurements” and Note 16 “Stockholders’ Equity” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the Company’s net investment hedges as of March 31, 2024 and December 31, 2023 (in thousands):

Net Investment Hedges	Notional Sold	Notional Purchased
Cross currency swaps	€461,595	£387,531
Cross currency swaps	£546,759	$700,000

Cash Flow Hedges

Interest Rate Contracts - The Company’s objectives in using interest rate derivatives are to hedge its exposure to variability in cash flows on a portion of its floating-rate debt, to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its financial risk and liability management policy. The Company’s interest rate swaps and collars are designated as cash flow hedges under ASC 815. The changes in the fair value of these instruments are recorded as a component of accumulated other comprehensive income (loss) and reclassified into “Interest expense, net” in the condensed consolidated statements of operations in the same period in which the hedged interest payments associated with the Company’s borrowings are recorded. Refer to Note 11 “Fair Value Measurements” and Note 16 “Stockholders’ Equity” for further information.

The following table summarizes the Company’s cash flow hedges as of March 31, 2024 and December 31, 2023 (in thousands):

Cash Flow Hedges	Notional Amount	Index	Cap	Floor(1)
Interest rate contracts - swaps	$500,000	US - SOFR	$—	$—
Interest rate contracts - collars	$500,000	US - SOFR	4.25%	3.22%
__________________________________
(1)    Weighted average rate.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.    FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		March 31, 2024
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$169,356	$—	$—
Restricted cash	Restricted cash	141,533	—	—
Convertible loans	Other assets	—	—	4,082
Investments in equity securities	Other assets	3,391	—	—
Investment in GLPI partnership	Other assets	—	13,206	—
Derivative assets designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other current assets	—	6,612	—
Interest rate contracts	Other assets	—	408	—
Cross currency swaps	Prepaid expenses and other current assets	—	4,419	—
Cross currency swaps	Other assets	—	6,929	—
Total derivative assets at fair value		—	18,368	—
Total assets		$314,280	$31,574	$4,082
Liabilities:
Contingent consideration	Other long-term liabilities	$—	$—	$56,745
Derivative liabilities not designated as hedging instruments:
Sinclair Performance Warrants	Commercial rights liabilities	—	—	44,703
Derivative liabilities designated as hedging instruments:
Interest rate contracts	Other long-term liabilities	—	5,616	—
Cross currency swaps	Accrued and other current liabilities	—	1,000	—
Cross currency swaps	Other long-term liabilities	—	24,874	—
Total derivative liabilities at fair value		—	31,490	44,703
Total liabilities		$—	$31,490	$101,448

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		December 31, 2023
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$163,194	$—	$—
Restricted cash	Restricted cash	152,068	—	—
Convertible loans	Other assets	—	—	4,115
Investments in equity securities	Other assets	3,409	—	—
Investment in GLPI partnership	Other assets	—	14,146	—
Derivative assets designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other current assets	—	5,356	—
Cross currency swaps	Prepaid expenses and other current assets	—	4,174	—
Cross currency swaps	Other assets	—	6,477	—
Total derivative assets at fair value		—	16,007	—
Total assets		$318,671	$30,153	$4,115
Liabilities:
Contingent consideration	Other long-term liabilities	$—	$—	$58,580
Derivatives not designated as hedging instruments
Sinclair Performance Warrants	Commercial rights liabilities	—	—	44,703
Derivative liabilities designated as hedging instruments:
Interest rate contracts	Other long-term liabilities	—	21,492	—
Cross currency swaps	Accrued and other current liabilities	—	1,225	—
Cross currency swaps	Other long-term liabilities	—	29,376	—
Total derivative liabilities at fair value		—	52,093	44,703
Total liabilities		$—	$52,093	$103,283

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities:

(in thousands)	Sinclair Performance Warrants	Contingent Consideration	Convertible Loans
Beginning as of December 31, 2023	$44,703	$58,580	$4,115
Change in fair value	—	(1,835)	(33)
Ending as of March 31, 2024	$44,703	$56,745	$4,082

(in thousands)	Sinclair Performance Warrants	Contingent Consideration	Convertible Loans
Beginning as of December 31, 2022	$36,987	$8,220	$10,212
Additions in the period (acquisition fair value)	—	—	500
Change in fair value	267	1,241	126
Ending as of March 31, 2023	$37,254	$9,461	$10,838

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The gains (losses) recognized in the condensed consolidated statements of operations for derivative instruments during the three months ended March 31, 2024 and 2023 are as follows:

	Condensed Consolidated Statements of Operations Location	Three Months Ended March 31,
(in thousands)		2024	2023
Derivatives not designated as hedging instruments
Sinclair Performance Warrants	Other non-operating income, net	$—	$(267)
Derivatives designated as hedging instruments
Interest rate contracts	Interest expense, net	$(2,886)	$—
Cross currency swaps	Interest expense, net	(1,211)	—

Interest Rate Contracts and Cross Currency Swaps

The fair values of interest rate contracts and cross currency swap assets and liabilities are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on estimates using currency spot and forward rates and standard pricing models that consider the value of future cash flows as of the balance sheet date, discounted to a present value using discount factors that match both the time to maturity and currency of the underlying instruments. These standard pricing models utilize inputs that are derived from or corroborated by observable market data such as interest rate yield curves as well as currency spot and forward rates. Changes in the fair value of these contracts are reported as a component of other comprehensive income (loss).

Sinclair Performance Warrants

Sinclair Performance Warrants are accounted for as a derivative instrument classified as a liability within Level 3 of the hierarchy as the warrants are not traded in active markets and are subject to certain assumptions and estimates made by management related to the probability of meeting performance milestones. These assumptions and the probability of meeting performance targets may have a significant impact on the value of the warrant. The Performance Warrants are valued using an option pricing model, considering the Company’s estimated probabilities of achieving the performance milestones for each tranche. Inputs to this valuation approach include volatility between 40% and 67%, risk free rates between 3.84% and 4.79%, the Company’s common stock price for each period and expected terms between 1.5 and 6.3 years. The fair value is recorded within “Commercial rights liabilities” of the condensed consolidated balance sheets.

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

In connection with the acquisitions of SportCaller and Monkey Knife Fight (“MKF”) in the first quarter of 2021, the Company recorded contingent consideration of $58.7 million. During the second quarter of 2023, the Company, in satisfaction of contingencies related to the respective acquisition agreements, settled the remaining contingent consideration of $9.3 million, comprised of 386,926 immediately exercisable penny warrants, 103,656 shares of Bally’s Corporation common stock and a de minimis payment in cash.

In connection with the acquisition of Bally’s Golf Links on September 12, 2023, the Company recorded contingent consideration, which was valued at $56.7 million as of March 31, 2024. Refer to Note 6 “Business Combinations” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Convertible Loans

The Company has certain agreements with vendors to provide a portfolio of games to its customers. Pursuant to these agreements, the Company has issued loans to its vendors and has an option to convert the loans to shares of the vendors’ equity, exercisable within a specified time period. The Company recorded instruments within “Other assets” at their fair value. The fair value of the loans to vendors have share values based on unobservable inputs and are classified within Level 3 of the hierarchy, with changes to fair value included within “Other non-operating expenses, net” of the condensed consolidated statements of operations.

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

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$1,868,169	$1,869,226	$1,871,330	$1,888,100
5.625% Senior Notes due 2029	736,953	577,500	736,447	596,250
5.875% Senior Notes due 2031	720,248	542,063	719,858	570,544

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.    ACCRUED AND OTHER CURRENT LIABILITIES
As of March 31, 2024 and December 31, 2023, accrued and other current liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Gaming liabilities	$169,139	$177,557
Diamond Sports Group non-cash liability(1)	202,572	144,883
Compensation	89,702	83,112
Bally’s Chicago - land development liability	48,695	47,739
Interest payable	44,238	66,587
Other	148,214	131,841
Total accrued and other current liabilities	$702,560	$651,719
__________________________________
(1)    Refer to Note 17 “Commitments and Contingencies” for further information.

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

On January 29, 2024, the Company announced that it will cease its operations at the Tropicana Las Vegas on April 2, 2024 in order to redevelop the site with a state-of-the-art integrated resort and ballpark. As a result of the closure, the Company incurred restructuring charges representing employee related severance costs and accelerated depreciation of certain property and equipment.

The components of restructuring charges by segment for the three months ended March 31, 2024 are summarized as follows:

(in thousands)	Casinos & Resorts	International Interactive	North America Interactive	Other	Total
Severance and employee related benefits(1)	$19,655	$52	$(1,479)	$385	$18,613
Accelerated depreciation expense(2)	80,117	—	—	—	80,117
Total restructuring charges	$99,772	$52	$(1,479)	$385	$98,730
__________________________________
(1)    Included within “General and administrative” of the condensed consolidated statements of operations.
(2)    Included within “Depreciation and amortization” of the condensed consolidated statements of operations.

The components of restructuring charges by segment for the three months ended March 31, 2023 are summarized as follows:

(in thousands)	International Interactive	North America Interactive	Other	Total
Severance and employee related benefits(1)	$9,332	$5,858	$1,632	$16,822
__________________________________
(1)    Included within “General and administrative” of the condensed consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The changes in the Company’s restructuring related liabilities for the three months ended March 31, 2024 and 2023 is as follows:

(in thousands)
Balance as of December 31, 2023	$5,291
Charges	18,613
Payments	(2,356)
Effect of foreign exchange	(850)
Balance as of March 31, 2024	$20,698

The restructuring liability as of March 31, 2024 and December 31, 2023 is included within “Accrued and other current liabilities” on the condensed consolidated balance sheets.

14.    LONG-TERM DEBT

As of March 31, 2024 and December 31, 2023, long-term debt consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Term Loan Facility(1)	$1,901,238	$1,906,100
Revolving Credit Facility	355,000	335,000
5.625% Senior Notes due 2029	750,000	750,000
5.875% Senior Notes due 2031	735,000	735,000
Less: Unamortized original issue discount	(22,775)	(23,756)
Less: Unamortized deferred financing fees	(38,093)	(39,709)
Long-term debt, including current portion	3,680,370	3,662,635
Less: Current portion of Term Loan and Revolving Credit Facility	(19,450)	(19,450)
Long-term debt, net of discount and deferred financing fees, excluding current portion	$3,660,920	$3,643,185
__________________________________
(1)    The Company has a series of interest rate and cross currency swap derivatives to synthetically convert $500.0 million notional of the Company’s USD denominated variable rate Term Loan Facility into fixed rate debt through its maturity in 2028. Refer to Note 10 “Derivative Instruments” for further information.

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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. As of March 31, 2024, the Company was in compliance with all such covenants.

In an effort to mitigate the interest rate risk associated with the Company’s variable rate credit facilities, the Company entered into a series of interest rate and cross currency swap derivative transactions during the second half of 2023. Refer to Note 10 “Derivative Instruments” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The Company had total operating lease liabilities of $1.19 billion and $1.20 billion as of March 31, 2024 and December 31, 2023, respectively, and right of use assets of $1.14 billion and $1.16 billion as of March 31, 2024 and December 31, 2023, respectively, which were included in the condensed consolidated balance sheets.

GLPI Leases

As of March 31, 2024, the Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties are leased under the terms of a master lease agreement (the “Master Lease”) with GLPI. All GLPI leases are accounted for as operating leases within the provisions of ASC 842, Leases (“ASC 842”), over the lease term or until a re-assessment event occurs. The Master Lease has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $100.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of March 31, 2024.

On January 3, 2023, the Company completed a transaction with GLP Capital, L.P., the operating partnership of GLPI, related to the land and real estate assets of Bally’s Tiverton and Hard Rock Biloxi for total consideration of $625.4 million. The transaction was structured as a tax-free capital contribution and a substantial portion of the proceeds was used to reduce the Company’s debt. These properties were added to the Master Lease, increasing minimum annual payments by $48.5 million. During the three months ended March 31, 2023, the Company recorded a gain of $374.2 million representing the difference in the transaction price and the derecognition of assets. This gain is reflected as “Gain from sale-leaseback, net” in the condensed consolidated statements of operations.

In addition to the properties under the Master Lease explained above, the Company also entered into a lease with GLPI for the land associated with Tropicana Las Vegas. This lease has an initial term of 50 years (with a maximum term of 99 years with renewal options) at annual rent of $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of March 31, 2024.

Components of lease expense, included within “General and administrative” in the condensed consolidated statements of operations, for operating leases during the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating leases:
Operating lease cost	$37,331	$36,819
Variable lease cost	2,786	2,470
Operating lease expense	40,117	39,289
Short-term lease expense	5,345	2,326
Total lease expense	$45,462	$41,615

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplemental cash flow and other information related to operating leases for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$31,549	$31,777
Right of use assets obtained in exchange for operating lease liabilities	$—	$396,565

	March 31, 2024	December 31, 2023
Weighted average remaining lease term	17.5 years	17.6 years
Weighted average discount rate	7.5%	7.5%
As of March 31, 2024, future minimum lease payments under noncancelable operating leases are as follows:

(in thousands)	March 31, 2024
Remaining 2024	$105,806
2025	142,729
2026	142,029
2027	136,813
2028	139,087
Thereafter	1,610,537
Total lease payments	2,277,001
Less: present value discount	(1,084,100)
Lease obligations	$1,192,901

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

The Company recorded land within “Property and equipment, net” of $200.0 million with a corresponding liability within ”Long-term portion of financing obligation” of $200.0 million on its condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. All lease payments are recorded as interest expense and there is no reduction to the financing obligation over the lease term. Bally’s Chicago made cash payments, and recorded corresponding interest expense of $4.6 million and $4.3 million during the three months ended March 31, 2024 and 2023, respectively.

Lessor

The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in “Non-gaming revenue” within our condensed consolidated statements of operations. The Company had lessor revenues related to the rental of hotel rooms of $41.1 million and $47.3 million for the three months ended March 31, 2024 and 2023, respectively. Hotel leasing arrangements vary in duration, but are short-term in nature.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16.    STOCKHOLDERS’ EQUITY

Capital Return Program

The Company has a Board of Directors approved capital return program under which the Company may expend a total of up to $700 million for share repurchases and payment of dividends. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases. As of March 31, 2024 and December 31, 2023, $95.5 million was available for use under the capital return program.

There was no share repurchase activity during the three months ended March 31, 2024. Total share repurchase activity during the three months ended 2023 was as follows:

(in thousands, except share and per share data)	Three Months Ended March 31, 2023
Number of common shares repurchased	1,026,343
Total cost	$19,753
Average cost per share, including commissions	$19.25

All shares repurchased during the three months ended March 31, 2023 were transferred to treasury stock and all 1,026,343 shares were retired during that same quarter. The shares were returned to the status of authorized but unissued shares. As of March 31, 2024, there were no shares remaining in treasury.

There were no cash dividends paid during the three months ended March 31, 2024 and 2023.

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

Preferred Stock

The Company has authorized the issuance of up to 10 million shares of $0.01 par value preferred stock. As of March 31, 2024 and December 31, 2023, no shares of preferred stock have been issued.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Shares Outstanding

As of March 31, 2024, the Company had 40,483,375 common shares issued and outstanding. The Company issued warrants, options and other contingent consideration in acquisitions and strategic partnerships that are expected to result in the issuance of common shares in future periods resulting from the exercise of warrants and options or the achievement of certain performance targets. These incremental shares are summarized below:

Sinclair Penny Warrants (Note 2)	7,911,724
Sinclair Performance Warrants (Note 2)	3,279,337
Sinclair Options(1) (Note 2)	1,639,669
MKF penny warrants (Note 11)	44,128
Telescope contingent shares (Note 11)	8,626
Outstanding awards under Equity Incentive Plans	1,621,053
14,504,537
__________________________________
(1)    Consists of four equal tranches to purchase shares with exercise prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing of the Framework Agreement.

Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2024 and 2023, respectively:

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Cash Flow Hedges(1)	Net Investment Hedges	Total
Accumulated other comprehensive income (loss) at December 31, 2023	$(177,203)	$886	$(11,246)	$(21,995)	$(209,558)
Other comprehensive income (loss) before reclassifications	(37,794)	—	20,426	6,526	(10,842)
Reclassifications from accumulated other comprehensive income (loss) to earnings	—	—	(2,886)	(1,211)	(4,097)
Tax effect	—	—	(5,257)	6,151	894
Accumulated other comprehensive income (loss) at March 31, 2024	$(214,997)	$886	$1,037	$(10,529)	$(223,603)
__________________________________
(1)    As of March 31, 2024, approximately $7.3 million of existing gains and losses are estimated to be reclassified into earnings within the next 12 months.

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Total
Accumulated other comprehensive income (loss) at December 31, 2022	$(295,984)	$344	$(295,640)
Other comprehensive income	52,073	—	52,073
Accumulated other comprehensive income (loss) at March 31, 2023	$(243,911)	$344	$(243,567)

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.    COMMITMENTS AND CONTINGENCIES

Litigation

Diamond commenced reorganization proceedings under Chapter 11 of the Bankruptcy Code in March 2023. In July 2023, Diamond commenced litigation against Sinclair, Bally’s and others as part of its bankruptcy proceedings, challenging a series of transactions between Sinclair and Diamond. One of the 19 counts in the complaint includes Bally’s as a defendant, alleging that the Commercial Agreement with Sinclair involved fraudulent transfers and unlawful distributions. In the first quarter of 2024, Diamond agreed to settle these claims against all defendants, including Bally’s. Under the settlement terms, Diamond would receive payments from Sinclair and would reject the Commercial Agreement. Bally’s would continue to have naming rights on Diamond’s RSNs through the 2024 major league baseball season at no cost to either party (unless Diamond agrees with a new counterparty that will pay for such naming rights). Bally’s, in turn, would receive a release of all claims Diamond may have against it. Bally’s obligation to pay Diamond for the naming rights terminated upon the bankruptcy court’s approval of the settlement terms, which the court approved on March 1, 2024, and the Company derecognized the rights fees liability against the non-cash liability established at December 31, 2023. Bally’s has recorded a $202.6 million non-cash liability to reflect the effect of the termination of naming rights on its remaining commercial rights intangible asset originally recorded at the time that the arrangement was agreed, which is expected to occur in 2024.

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

Capital Expenditure Commitments

Bally’s Atlantic City - As part of the regulatory approval process with the State of New Jersey, the Company committed to spend $100 million in capital expenditures over a five year period to invest in and improve the property. The commitment calls for expenditures of no less than $85 million in aggregate by 2023. The remaining $15 million of committed capital must be spent over 2024 and 2025. From 2021 through 2025, no less than $35 million must be invested in the hotel and no less than $65 million must be invested in non-hotel projects. As of March 31, 2024, approximately $5.5 million of the commitment to invest in non-hotel projects remains.

Bally’s Twin River - Pursuant to the terms of the Regulatory Agreement in Rhode Island, the Company is committed to invest $100 million in its Rhode Island properties over the term of the master contract through June 30, 2043, including an expansion and the addition of new amenities at Bally’s Twin River. As of March 31, 2024, approximately $57.4 million of the commitment remains.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Bally’s Chicago Casino Fees

Under the Illinois Gambling Act, the Company must pay various gaming license fees to the Illinois Gaming Board in connection with the Company’s casino operations. These fees include: (i) a $250,000 land based gaming fee to operate the casino on land prior to commencing operations, (ii) a $250,000 license fee prior to receiving an owners license and gambling operations commence, (iii) gaming position fees equal to the minimum initial fee of $30,000 per gaming position to be paid within 30 days of issuance of an owners license or Temporary Operating Permit (“TOP”), (iv) a $15 million reconciliation fee upon issuance of a TOP or an owners license, whichever is earlier, and (v) a reconciliation fee payment three years after the date operations commenced (in a temporary or permanent facility) in an amount equal to 75% of the adjusted gross receipt (“AGR”) for the most lucrative 12-month period of operations, minus the amount equal to the initial payment per gaming position paid. On September 9, 2023, operations commenced at the Company’s Bally’s Chicago temporary casino, which triggered $135.3 million in such required gaming license fees to be paid to the Illinois Gaming Board, satisfying the Company’s commitment to pay fees (i), (ii), (iii) and (iv).

Sponsorship Commitments

As of March 31, 2024, the Company has entered into multiple sponsorship agreements with various professional sports leagues and teams. These agreements commit a total of $146.2 million through 2037 and grant the Company rights to use official league marks for branding and promotions, among other benefits.

Interactive Technology Commitments

The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of March 31, 2024, the cumulative minimum obligation committed in these agreements is approximately $46.1 million through 2029.

18.    SEGMENT REPORTING

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

The Company’s three reportable segments as of March 31, 2024 are:

Casinos & Resorts - Includes the Company’s 16 casino and resort properties, one horse racetrack and one golf course.

International Interactive - Gamesys’ European and Asian operations.

North America Interactive - A portfolio of sports betting, iGaming, and free-to-play gaming brands, and the North American operations of Gamesys.

As of March 31, 2024, the Company’s operations were predominately in the US, Europe and Asia with a less substantive footprint in other countries world-wide. For geographical reporting purposes, revenue generated outside of the US has been aggregated into the International Interactive reporting segment, and consists primarily of revenue from the UK and Japan. Revenue generated from the UK and Japan represented approximately 26% and 10% of total revenue, respectively, for the three months ended March 31, 2024, and approximately 24% and 12%, respectively for the three months ended March 31, 2023. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth revenue and Adjusted EBITDAR for the Company’s three reportable segments and reconciles Adjusted EBITDAR on a consolidated basis to net (loss) income. The Other category is included in the following tables in order to reconcile the segment information to the Company’s condensed consolidated financial statements.

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue
Casinos & Resorts	$342,329	$328,786
International Interactive	234,683	245,572
North America Interactive	41,470	24,362
Total	$618,482	$598,720

Adjusted EBITDAR(1)
Casinos & Resorts	$89,418	$105,123
International Interactive	83,532	80,301
North America Interactive	(10,158)	(10,563)
Other	(14,677)	(17,268)
Total	148,115	157,593

Operating income (costs) and (expense):
Rent expense associated with triple net operating leases(2)	(31,647)	(31,238)
Depreciation and amortization	(159,746)	(74,561)
Transaction costs	(6,794)	(22,018)
Restructuring	(18,613)	(16,822)
Share-based compensation	(3,058)	(6,040)
Gain on sale-leaseback	—	374,186
Other	(2,212)	(4,368)
(Loss) income from operations	(73,955)	376,732
Other (expense) income
Interest expense, net of interest income	(73,131)	(63,264)
Other	4,554	2,610
Total other expense, net	(68,577)	(60,654)
(Loss) income before income taxes	(142,532)	316,078
Provision for income taxes	(31,382)	(137,742)
Net (loss) income	$(173,914)	$178,336
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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Capital Expenditures
Casinos & Resorts	$9,879	$25,225
International Interactive	246	781
North America Interactive	260	526
Other(1)	17,668	17,146
Total	$28,053	$43,678
__________________________________
(1)    Includes $17.5 million related to our future Bally’s Chicago permanent facility.

Total assets are not regularly reviewed for each operating segment when assessing segment performance or allocating resources and accordingly, are not presented.

19.    EARNINGS (LOSS) PER SHARE

Diluted earnings per share includes the determinants of basic earnings per share and, in addition, reflects the dilutive effect of the common stock deliverable for stock options, using the treasury stock method, and for RSUs, RSAs and PSUs for which future service is required as a condition to the delivery of the underlying common stock.

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net (loss) income applicable to common stockholders	$(173,914)	$178,336

Weighted average common shares outstanding, basic	48,119	54,420
Weighted average effect of dilutive securities	—	669
Weighted average common shares outstanding, diluted	48,119	55,089

Basic earnings per share	$(3.61)	$3.28
Diluted earnings per share	$(3.61)	$3.24
There were 5,157,927 and 5,094,394 share-based awards that were considered anti-dilutive for the three months ended March 31, 2024 and 2023, respectively.

On November 18, 2020, the Company issued Penny Warrants, Performance Warrants and Options which participate in dividends with the Company’s common stock subject to certain contingencies. In the period in which the contingencies are met, those instruments are participating securities to which income will be allocated using the two-class method. The Performance Warrants and Options do not participate in net losses. The Penny Warrants were considered exercisable for little to no consideration and are therefore included in basic shares outstanding at their issuance date. For the three months ended March 31, 2024 and 2023, the shares underlying the Performance Warrants were anti-dilutive as certain contingencies were not met. Refer to Note 2 “Summary of Significant Accounting Policies” for further information regarding the Framework Agreement.

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
•restrictions and limitations in agreements to which we are subject, including our debt; and
•other risks identified in Part I. Item 1A. “Risk Factors” of Bally’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 15, 2024 and other filings with the SEC.

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

As of March 31, 2024, we own and manage 16 land-based casinos in 10 states across the United States (“US”), one golf course in New York, and one horse racetrack in Colorado operating under the Bally’s brand. Our land-based casino operations include approximately 15,300 slot machines, 600 table games and 5,300 hotel rooms, along with various restaurants, entertainment venues and other amenities. In 2021, we acquired London-based Gamesys Group Ltd. (“Gamesys”) to expand our geographical and product footprints to include an iGaming business with well-known brands providing iCasino and online bingo experiences to our global online customer base with concentrations in Europe and Asia and a growing presence in North America. Our revenues are primarily generated by these gaming and entertainment offerings. Our proprietary software and technology stack is designed to allow us to provide consumers with differentiated offerings and exclusive content.

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

Operating Structure

Our business is organized into three reportable segments: (i) Casinos & Resorts, (ii) International Interactive, and (iii) North America Interactive.

Casinos & Resorts - includes our 16 land-based casino properties, one horse racetrack and one golf course:

Property Name	Location
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey
Bally’s Black Hawk(1)(2)	Black Hawk, Colorado
Bally’s Chicago Casino (“Bally’s Chicago”)(3)	Chicago, Illinois
Bally’s Dover Casino Resort (“Bally’s Dover”)(2)	Dover, Delaware
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)(2)	Evansville, Indiana
Bally’s Kansas City Casino (“Bally’s Kansas City”)	Kansas City, Missouri
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)(2)	Rock Island, Illinois
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)	Shreveport, Louisiana
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)(2)	Tiverton, Rhode Island
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)	Lincoln, Rhode Island
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)(2)	Biloxi, Mississippi
Tropicana Las Vegas Casino and Resort (“Tropicana Las Vegas”)(2)(4)	Las Vegas, Nevada
Bally’s Arapahoe Park	Aurora, Colorado
Bally’s Golf Links at Ferry Point (“Bally’s Golf Links”)	Bronx, New York
__________________________________
(1)    Consists of three casino properties: Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(2)    Properties leased from Gaming and Leisure Properties, Inc. (“GLPI”). Refer to Note 15 “Leases” for further information.
(3)    Temporary casino facility while permanent casino resort is constructed.
(4)    This property closed on April 2, 2024 as part of a plan to redevelop the site with a state-of-the-art integrated resort and ballpark.

International Interactive - includes Gamesys, primarily a business-to-consumer (“B2C”) iCasino operator.

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

First Quarter 2024 Results

The following table presents, for the periods indicated, certain revenue and income items:

	Three Months Ended March 31,
(in millions)	2024	2023
Total revenue	$618.5	$598.7
(Loss) income from operations	(74.0)	376.7
Net (loss) income	(173.9)	178.3

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2024	2023
Total revenue	100.0%	100.0%
Gaming and non-gaming expenses	46.0%	45.1%
General and administrative	40.2%	42.0%
Gain from sale-leaseback, net	—%	(62.5)%
Depreciation and amortization	25.8%	12.5%
Total operating costs and expenses	112.0%	37.1%
(Loss) income from operations	(12.0)%	62.9%
Other income (expense):
Interest expense, net	(11.8)%	(10.6)%
Other non-operating income, net	0.7%	0.4%
Total other expense, net	(11.1)%	(10.1)%
(Loss) income before income taxes	(23.0)%	52.8%
Provision for income taxes	5.1%	23.0%
Net (loss) income	(28.1)%	29.8%
__________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Performance

The following table sets forth certain financial information associated with results of operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue:
Gaming
Casinos & Resorts	$250,418	$233,107	$17,311	7.4%
International Interactive	231,267	237,181	(5,914)	(2.5)%
North America Interactive	34,372	16,607	17,765	107.0%
Total Gaming revenue	516,057	486,895	29,162	6.0%
Non-gaming
Casinos & Resorts	91,911	95,679	(3,768)	(3.9)%
International Interactive	3,416	8,391	(4,975)	(59.3)%
North America Interactive	7,098	7,755	(657)	(8.5)%
Total Non-gaming revenue	102,425	111,825	(9,400)	(8.4)%
Total revenue	$618,482	$598,720	$19,762	3.3%
Operating costs and expenses:
Gaming
Casinos & Resorts	$95,203	$82,423	$12,780	15.5%
International Interactive	105,811	117,929	(12,118)	(10.3)%
North America Interactive	35,130	17,309	17,821	103.0%
Total Gaming expenses	236,144	217,661	18,483	8.5%
Non-gaming
Casinos & Resorts	46,110	45,279	831	1.8%
International Interactive	1,127	4,860	(3,733)	(76.8)%
North America Interactive	874	2,205	(1,331)	(60.4)%
Total Non-gaming expenses	48,111	52,344	(4,233)	(8.1)%
General and administrative
Casinos & Resorts	164,819	128,117	36,702	28.6%
International Interactive	43,067	57,927	(14,860)	(25.7)%
North America Interactive	14,389	24,930	(10,541)	(42.3)%
Other	26,161	40,634	(14,473)	(35.6)%
Total General and administrative	$248,436	$251,608	$(3,172)	(1.3)%
Margins:
Gaming expenses as a percentage of Gaming revenue	46%	45%		1%
Non-gaming expenses as a percentage of Non-gaming revenue	47%	47%		—%
General and administrative as a percentage of Total revenue	40%	42%		(2)%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Total Revenue

Total revenue for the three months ended March 31, 2024 and 2022 consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Gaming	$516,057	$486,895	$29,162	6.0%
Hotel	41,090	47,332	(6,242)	(13.2)%
Food and beverage	34,952	33,608	1,344	4.0%
Retail, entertainment and other	26,383	30,885	(4,502)	(14.6)%
Total revenue	$618,482	$598,720	$19,762	3.3%

Total revenue for the three months ended March 31, 2024 increased 3.3% to $618.5 million, from $598.7 million in the same period last year. We saw total revenue increase in our Casinos & Resorts and North America Interactive reporting segments, mainly due to the inclusion of our Bally’s Chicago temporary casino property in the current year, and the continued growth in our North American iGaming and sportsbook presence with expanded operating jurisdictions in the current year.

Gaming and Non-gaming Expenses

Gaming and non-gaming expenses for the three months ended March 31, 2024 increased $14.3 million, from $270.0 million in 2023. The increased gaming expense from the prior year was primarily attributable to the expenses related to the launch of our mobile iGaming and Bally Bet sportsbook apps across several North American jurisdictions. Additionally, the inclusion of expenses from our recently opened Bally’s Chicago temporary casino property contributed to the increase in both gaming and non-gaming expenses compared to prior year.

General and Administrative

General and administrative expense for the three months ended March 31, 2024 decreased $3.2 million from $251.6 million in the same period last year, primarily due to the decrease in acquisition and integration costs from prior year, partially offset by increased severance and employee related benefit costs in connection with restructuring at our Tropicana Las Vegas property, which closed April 2, 2024.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2024 was $159.7 million, an increase of $85.2 million compared to the same period last year. This increase was largely driven by our Tropicana Las Vegas property where we recorded accelerated depreciation on assets as a result of the recent closure of the property on April 2, 2024.

(Loss) Income From Operations

Loss from operations was $74.0 million for the three months ended March 31, 2024 compared to income from operations of $376.7 million in the same period last year. The change year-over-year was driven by depreciation at our Tropicana Las Vegas property in the current year, as noted above, combined with the gain on sale-leaseback recorded during the first quarter of 2023 related to our Hard Rock Biloxi and Bally’s Tiverton properties.

Other Income (Expense)

Total other expense increased $7.9 million to $68.6 million for the first quarter of 2024 from $60.7 million in the same period last year. The increase in other expense was primarily attributable to an increase in interest expense due to higher interest rates of our borrowings year-over-year, partially offset by increased interest income recognized on our derivative instruments and increased foreign currency gains.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2024 was $31.4 million compared to $137.7 million in the prior year. The effective tax rate for the first quarter of 2024 was (22.0)% compared to 43.6% in the prior year. The 2024 year to date effective tax rate differed from the US federal statutory tax rate of 21%, creating a provision for income tax on the Company’s Loss before income taxes, largely due to an increase in the valuation allowance, coupled with a tax liability for foreign discrete items.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024 and January 1, 2025, for different aspects of the directive. A significant number of other countries are also implementing similar legislation. The estimated impact of this directive is immaterial to the Company’s consolidated financial statements in the current year.

Net Loss and Earnings Per Share

Net loss for the three months ended March 31, 2024 was $173.9 million, or $(3.61) per diluted share, compared to net income of $178.3 million, or $3.24 per diluted share, for the three months ended March 31, 2023.

Adjusted EBITDA and Adjusted EBITDAR by Segment

Consolidated Adjusted EBITDA was $116.5 million for the three months ended March 31, 2024, a decrease of $9.9 million, or 7.8%, from $126.4 million in the same period last year.

Adjusted EBITDAR for the Casinos & Resorts segment for the three months ended March 31, 2024 decreased $15.7 million to $89.4 million compared to the same prior year period. This decrease was primarily attributable to winter weather impacts across multiple properties.

Adjusted EBITDAR for the International Interactive segment for the three months ended March 31, 2024 increased $3.2 million to $83.5 million compared to the same prior year period, mainly due to stronger performance in the United Kingdom year-over-year.

Adjusted EBITDAR loss for the North America Interactive segment for the three months ended March 31, 2024 was $(10.2) million compared to an adjusted EBITDAR loss of $(10.6) million for the three months ended March 31, 2023, respectively. The decrease in adjusted EBITDAR losses are largely driven by stronger performance in iGaming and sportsbook in the current year.

The following table presents segment Adjusted EBITDAR, which is our reportable segment GAAP measure and our primary measure for profit or loss for our reportable segments, and consolidated Adjusted EBITDA. The following table reconciles consolidated Adjusted EBITDA, which is a non-GAAP measure, to net income (loss), as derived from our financial statements (in thousands):

	Three Months Ended March 31,
(in thousands)	2024	2023
Adjusted EBITDAR
Casinos & Resorts	$89,418	$105,123
International Interactive	83,532	80,301
North America Interactive	(10,158)	(10,563)
Other	(14,677)	(17,268)
Total	148,115	157,593
Rent expense associated with triple net operating leases(1)	(31,647)	(31,238)
Adjusted EBITDA	116,468	126,355

Interest expense, net of interest income	(73,131)	(63,264)
Provision for income taxes	(31,382)	(137,742)
Depreciation and amortization	(159,746)	(74,561)
Non-operating (income) expense(2)	(997)	3,857
Foreign exchange (gain)/loss	2,816	(4,308)
Transaction costs(3)	(6,794)	(22,018)
Restructuring charges(4)	(18,613)	(16,822)
Share-based compensation	(3,058)	(6,040)
Gain on sale-leaseback	—	374,186
Planned business divestiture(5)	—	(1,864)
Other(6)	523	557
Net (loss) income	$(173,914)	$178,336
__________________________________
(1)    Consists of the operating lease components contained within our triple net master lease with GLPI for the real estate assets used in the operation of Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Hard Rock Biloxi and Bally’s Tiverton, the individual triple net lease with GLPI for the land underlying the operations of Tropicana Las Vegas, and the triple net lease assumed in connection with the acquisition of Bally’s Lake Tahoe for real estate and land underlying the operations of the Bally’s Lake Tahoe facility.
(2)    Non-operating (income) expense includes: (i) change in value of commercial rights liabilities, (ii) gain on extinguishment of debt, (iii) non-operating items of equity method investments including our share of net income or loss on an investment and depreciation expense related to our Rhode Island joint venture, and (iv) other (income) expense, net.
(3)    Includes acquisition, integration and other transaction related costs, financing costs incurred in connection with the prior year sale lease-back transaction, and costs incurred to address the Standard General takeover bid.
(4)    Restructuring charges representing severance and employee related benefits related to the announced Interactive business restructuring initiatives and the closure of our Tropicana Las Vegas property on April 2, 2024.
(5)    Losses related to a North America Interactive business that Bally’s was marketing as held-for-sale in 2023.
(6)    Other includes the following items: (i) non-routine legal expenses and settlement charges for matters outside the normal course of business, (ii) storm related insurance and business interruption recoveries, and (iii) other individually de minimis expenses.

Critical Accounting Estimates

There were no material changes in critical accounting estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a complete list of our Critical Accounting Estimates.

Recent Accounting Pronouncements

Refer to Note 4 “Recently Issued Accounting Pronouncements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that affect us.

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

Cash Flows Summary

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(7,854)	$(16,112)
Net cash (used in) provided by investing activities	(43,401)	319,636
Net cash provided by (used in) financing activities	51,327	(173,568)
Effect of foreign currency on cash and cash equivalents	(4,445)	2,819
Change in cash and cash equivalents and restricted cash held for sale	—	(1,097)
Net change in cash and cash equivalents and restricted cash	(4,373)	131,678
Cash and cash equivalents and restricted cash, beginning of period	315,262	265,184
Cash and cash equivalents and restricted cash, end of period	$310,889	$396,862

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $7.9 million, compared to $16.1 million for the three months ended March 31, 2023. The decrease in cash used in operating activities was primarily driven by the $374.2 million gain on sale-leaseback in the first quarter of 2023 coupled with the accelerated depreciation of our Tropicana Las Vegas assets in the current year, offset by decreased deferred income taxes, changes in working capital and our net income position in the prior year compared to a net loss position in 2024.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $43.4 million, a decrease of $363.0 million compared to net cash provided by investing activities of $319.6 million for the three months ended March 31, 2023. This change was primarily driven by the proceeds from sale-leaseback transactions in the prior year and a decrease in cash paid for acquisitions and capital expenditures year-over-year.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $51.3 million compared to net cash used in financing activities of $173.6 million for the three months ended March 31, 2023. This increase was mainly attributable to an increase in long term debt borrowings offset by lower payments made year-over-year and a decrease in stock repurchases.

Capital Return Program

As of March 31, 2024, there was $95.5 million available for use under the capital return program, subject to limitations in our regulatory and debt agreements. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases.

We did not pay cash dividends during the three months ended March 31, 2024 or 2023, nor do we currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.

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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments, and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility also includes certain financial covenants the Company is required to maintain throughout the term of the credit facility. These financial covenants include a provision where, in the event borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment, the Company is required to maintain a first lien secured indebtedness to Adjusted EBITDA ratio of 5.00 to 1.00. As of March 31, 2024, the Company was in compliance with all applicable covenants.

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

Refer to Note 10 “Derivative Instruments” and Note 14 “Long-Term Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Operating Leases

The Company is committed under various operating lease agreements for real estate and property used in operations. Minimum rent payable under operating leases was $2.28 billion as of March 31, 2024, of which $105.8 million is due within the current year. Refer to Note 15 “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

GLPI Leases

As of March 31, 2024, the Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties were leased under the terms of a master lease agreement (the “Master Lease”) with GLPI. The Master Lease has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $100.5 million, subject to a minimum 1% annual escalation or greater escalation dependent on CPI.

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

Financing Obligation

Bally’s Chicago Operating Company, LLC, an indirect wholly-owned subsidiary of the Company, leases the land on which Bally’s Chicago will be built. The lease commenced November 18, 2022 and has a 99-year term followed by ten separate 20-year renewals at the Company’s option. The Company recorded this lease with a corresponding long-term financing obligation of $200.0 million as of March 31, 2024 and December 31, 2023.

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

For the three months ended March 31, 2024, capital expenditures were $28.1 million compared to $43.7 million in the same period last year. During the three months ended March 31, 2024, we continued our spending on our planned projects and maintenance at our casino properties, the most significant being our future Bally’s Chicago permanent facility.

Bally’s Twin River - In connection with our partnership with IGT, we have committed to invest $100 million in Bally’s Twin River over the term of our master contract, ending in 2043, with Rhode Island to expand the property and add additional amenities along with other capital improvements. As a major component of this, we have constructed and opened a 14,000 square foot Korean-style spa, and a 40,000 square foot casino expansion, both of which opened in the first half of 2023. Approximately $57.4 million of the committed investment remains as of March 31, 2024.

Bally’s Atlantic City - Construction on our Bally’s Atlantic City property commenced in 2021. We are committed to invest approximately $100 million over five years to refurbish and upgrade Bally’s Atlantic City’s facilities and expand its amenities, including renovated hotel rooms and suites, outdoor beer hall and lobby bar. As of March 31, 2024, approximately $5.5 million of the commitment to invest in non-hotel projects remains.

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

In connection with the entry into the host community agreement with the City of Chicago, the Company will be required to pay annual fixed host community impact fees of $4.0 million. Additionally, in connection with the host community agreement, the Company provided the City of Chicago with a performance guaranty whereby the Company agreed to have and maintain available financial resources in an amount reasonably sufficient to allow the Developer to complete its obligations under the host community agreement. In addition, upon notice from the City of Chicago that the Developer has failed to perform various obligations under the host community agreement, the Company has indemnified the City of Chicago against any and all liability, claim or reasonable and documented expense the City of Chicago may suffer or incur by reason of any nonperformance of any of the Developer’s obligations.

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

Other Contractual Obligations

Sponsorship Commitments - The Company has entered into several sponsorship agreements with various professional sports leagues and teams, allowing the Company use of official league marks for branding and promotions, among other rights. As of March 31, 2024, obligations related to these agreements were $146.2 million, with contracts extending through 2037.

Interactive Technology Partnerships - The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of March 31, 2024, the cumulative minimum obligation committed in these agreements is approximately $46.1 million, extending through 2029.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements and foreign currency risk attributable to our operations outside of the US. Inflation generally affects us by increasing our cost of labor. Bally’s does not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024 and 2023.

Interest Rate Risk

As of March 31, 2024, interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On March 31, 2024, we had $2.26 billion of variable rate debt outstanding under our Term Loan and Revolving Credit Facilities and $1.49 billion of unsecured senior notes. Based upon a sensitivity analysis of our debt levels on March 31, 2024, a hypothetical increase of 1% in the effective interest rate would cause an increase in interest expense of approximately $22.6 million over the next twelve months while a decrease of 1% in the effective interest rate, not to exceed the interest rate floor, would cause a decrease in interest expense of approximately $22.6 million over the same period.

We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have utilized derivative financial instruments to help manage this risk. As part of the Company’s risk management and hedging program, the Company utilizes interest rate swaps and collars used to hedge and offset, respectively, the variable interest rates on the credit facility as described in Note 10, “Derivative Instruments” to our condensed consolidated financial statements presented in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024 and 2023.

Foreign Currency Risk

We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the US. A vast majority of our revenues are from the UK market and are conducted in British Pound Sterling (“GBP”) and are therefore susceptible to any movements in exchange rates between the GBP and US Dollar. Foreign currency transaction gains for the three months ended March 31, 2024 were $2.8 million, while foreign currency transaction losses for the three months ended March 31, 2023 were $4.3 million. Movements in currency exchange rates could impact the translation of assets and liabilities of these foreign operations which are translated at the exchange rate in effect on the balance sheet date. We have utilized operational hedges or forward currency exchange rate contracts, as well as derivative financial instruments, such as cross currency swaps, to manage the impact of currency exchange rate fluctuations on earnings and cash flows.

ITEM 4.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures for the reporting period ended March 31, 2024 as such terms is defined in Rule 13a-15(f) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Ongoing Remediation of Previously Identified Material Weaknesses

The Company’s management is in the process of designing and implementing effective measures to improve our internal controls over financial reporting and remediate the material weaknesses. These remediation actions are ongoing and include:

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
•Strengthening controls over account reconciliations and account analyses within our International Interactive reportable segment to support financial reporting requirements. Specifically, controls will address the timeliness of the review and the quality of information used in the review to ensure completeness and accuracy.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors contained in Part I. Item IA. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 5.    OTHER INFORMATION

During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.1
Amended and Restated Regulatory Agreement, dated March 1, 2024, by and among the Rhode Island Department of Business Regulation, the State Lottery Division of the Rhode Island Department of Revenue, Bally’s Corporation, Bally’s Management Group, LLC, UTGR, LLC, Twin River-Tiverton, LLC, and Bally’s RI iCasino, LLC (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 15, 2024)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Quarterly report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 3, 2024.

BALLY’S CORPORATION

By:	/s/ MARCUS GLOVER
Marcus Glover
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ ROBESON M. REEVES
Robeson M. Reeves
Chief Executive Officer
(Principal Executive Officer)