Form 10-Q
period 2024-06-30
Bally's Corp
filed 2024-08-02
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of July 25, 2024, the number of shares of the registrant’s $0.01 par value common stock outstanding was 40,632,047.
For additional information regarding the Company’s shares outstanding, refer to Note 16 “Stockholders’ Equity.”

BALLY’S CORPORATION

PART I.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements
BALLY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$154,733	$163,194
Restricted cash	169,616	152,068
Accounts receivable, net	65,823	70,328
Inventory	18,082	14,629
Tax receivable	29,315	62,215
Prepaid expenses and other current assets	118,030	108,096
Assets held for sale	—	1,815
Total current assets	555,599	572,345
Property and equipment, net	1,124,546	1,174,888
Right of use assets, net	1,131,211	1,160,288
Goodwill	1,910,316	1,935,803
Intangible assets, net	1,760,490	1,871,428
Deferred tax asset	2,848	36,034
Other assets	105,208	110,317
Total assets	$6,590,218	$6,861,103
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$19,450	$19,450
Current portion of lease liabilities	56,389	54,842
Accounts payable	94,116	69,161
Accrued income taxes	35,482	78,301
Accrued and other current liabilities	717,811	651,719
Liabilities related to assets held for sale	—	1,307
Total current liabilities	923,248	874,780
Long-term debt, net	3,653,681	3,643,185
Long-term portion of financing obligation	200,000	200,000
Long-term portion of lease liabilities	1,126,826	1,148,407
Deferred tax liability	147,375	125,590
Commercial rights liabilities	55,521	113,626
Other long-term liabilities	90,016	119,661
Total liabilities	6,196,667	6,225,249
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 shares authorized; 40,619,356 and 39,973,202 shares issued; 40,619,356 and 39,973,202 shares outstanding)	406	400
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,407,118	1,400,479
Treasury stock, at cost, no shares outstanding as of June 30, 2024 and December 31, 2023	—	—
Accumulated deficit	(790,005)	(555,895)
Accumulated other comprehensive loss	(224,396)	(209,558)
Total Bally’s Corporation stockholders’ equity	393,123	635,426
Non-controlling interest	428	428
Total stockholders’ equity	393,551	635,854
Total liabilities and stockholders’ equity	$6,590,218	$6,861,103

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Gaming	$524,751	$493,296	$1,040,808	$980,191
Non-gaming	96,906	112,910	199,331	224,735
Total revenue	621,657	606,206	1,240,139	1,204,926

Operating (income) costs and expenses:
Gaming	236,170	218,939	472,314	436,600
Non-gaming	48,713	52,276	96,824	104,620
General and administrative	252,419	249,957	500,855	501,565
Gain from sale-leaseback, net	—	(135)	—	(374,321)
Depreciation and amortization	78,782	79,187	238,528	153,748
Total operating costs and expenses	616,084	600,224	1,308,521	822,212
Income (loss) from operations	5,573	5,982	(68,382)	382,714

Other (expense) income:
Interest expense, net	(74,200)	(67,093)	(147,331)	(130,357)
Other non-operating income, net	6,930	6,811	11,484	9,421
Total other expense, net	(67,270)	(60,282)	(135,847)	(120,936)

(Loss) income before income taxes	(61,697)	(54,300)	(204,229)	261,778
(Benefit) provision for income taxes	(1,501)	(28,649)	29,881	109,093
Net (loss) income	$(60,196)	$(25,651)	$(234,110)	$152,685

Basic (loss) earnings per share	$(1.24)	$(0.48)	$(4.85)	$2.82
Weighted average common shares outstanding - basic	48,498	53,942	48,308	54,173
Diluted (loss) earnings per share	$(1.24)	$(0.48)	$(4.85)	$2.80
Weighted average common shares outstanding - diluted	48,498	53,942	48,308	54,582

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(60,196)	$(25,651)	$(234,110)	$152,685
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,885)	38,625	(46,679)	90,698
Net unrealized derivative gain on cash flow hedges, net of tax	2,304	—	14,587	—
Net unrealized derivative gain on net investment hedges, net of tax	5,788	—	17,254	—
Other comprehensive (loss) income	(793)	38,625	(14,838)	90,698
Total comprehensive (loss) income	$(60,989)	$12,974	$(248,948)	$243,383

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2023	39,973,202	$400	$1,400,479	$—	$(555,895)	$(209,558)	$428	$635,854
Issuance of restricted stock and other stock awards	423,805	4	(2,778)	—	—	—	—	(2,774)
Share-based compensation	—	—	3,058	—	—	—	—	3,058
Settlement of consideration	86,368	1	(125)	—	—	—	—	(124)
Other	—	—	1,750	—	—	—	—	1,750
Other comprehensive loss	—	—	—	—	—	(14,045)	—	(14,045)
Net loss	—	—	—	—	(173,914)	—	—	(173,914)
Balance as of March 31, 2024	40,483,375	$405	$1,402,384	$—	$(729,809)	$(223,603)	$428	$449,805
Issuance of restricted stock and other stock awards	135,981	1	262	—	—	—	—	263
Share-based compensation	—	—	4,472	—	—	—	—	4,472
Other comprehensive loss	—	—	—	—	—	(793)	—	(793)
Net loss	—	—	—	—	(60,196)	—	—	(60,196)
Balance as of June 30, 2024	40,619,356	$406	$1,407,118	$—	$(790,005)	$(224,396)	$428	$393,551

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2022	46,670,057	$466	$1,636,366	$—	$(535,373)	$(295,640)	$428	$806,247
Issuance of restricted stock and other stock awards	124,050	1	(1,332)	—	—	—	—	(1,331)
Share-based compensation	—	—	6,040	—	—	—	—	6,040
Retirement of treasury shares	—	(10)	(35,987)	19,753	16,244	—	—	—
Share repurchases	(1,026,343)	—	—	(19,753)	—	—	—	(19,753)
Other comprehensive income	—	—	—	—	—	52,073	—	52,073
Net income	—	—	—	—	178,336	—	—	178,336
Balance as of March 31, 2023	45,767,764	$457	$1,605,087	$—	$(340,793)	$(243,567)	$428	$1,021,612
Issuance of restricted stock and other stock awards	125,842	1	(495)	529	—	—	—	35
Share-based compensation	—	—	6,290	—	—	—	—	6,290
Retirement of treasury shares	—	(7)	(25,279)	10,176	14,805	—	—	(305)
Share repurchases	(748,502)	—	—	(10,705)	—	—	—	(10,705)
Issuance of MKF penny warrants	—	—	7,371	—	—	—	—	7,371
Penny warrants exercised	377,253	4	—	—	—	—	—	4
Settlement of consideration to SportCaller	103,656	1	1,883	—	—	—	—	1,884
Other comprehensive income	—	—	—	—	—	38,625	—	38,625
Net loss	—	—	—	—	(25,651)	—	—	(25,651)
Balance as of June 30, 2023	45,626,013	$456	$1,594,857	$—	$(351,639)	$(204,942)	$428	$1,039,160

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net (loss) income	$(234,110)	$152,685
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	238,528	153,748
Non-cash lease expense	28,876	28,117
Share-based compensation	7,530	12,330
Impairment charges	12,757	9,653
Amortization of debt discount and debt issuance costs	5,781	5,563
Gain on sale-leaseback	—	(374,321)
Gain on extinguishment of debt	—	(4,044)
Deferred income taxes	31,654	48,870
Net gain on assets and liabilities measured at fair value	(6,066)	(293)
Gain on equity method investments	(789)	(3,090)
Change in value of commercial rights liabilities	(6,317)	(7,291)
Change in contingent consideration payable	(795)	1,024
Foreign exchange (gain) loss	(3,799)	5,947
Proceeds from interest rate contracts	4,399	—
Other operating activities	2,277	1,041
Changes in operating assets and liabilities	(40,227)	34,111
Net cash provided by operating activities	39,699	64,050
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	208	(38,243)
Proceeds from sale-leaseback	—	411,000
Proceeds from net investment hedges	2,051	—
Capital expenditures	(63,762)	(119,546)
Cash paid for capitalized software	(24,209)	(14,342)
Acquisition of gaming licenses	(1,211)	(10,150)
Other investing activities	(679)	(4,743)
Net cash (used in) provided by investing activities	(87,602)	223,976
Cash flows from financing activities:
Issuance of long-term debt	230,000	35,000
Repayments of long-term debt	(224,725)	(177,345)
Deferred payables	60,796	—
Share repurchases	—	(30,458)
Other financing activities	(6,269)	(1,716)
Net cash provided by (used in) financing activities	59,802	(174,519)
Effect of foreign currency on cash and cash equivalents	(2,812)	(4,195)
Change in cash and cash equivalents and restricted cash held for sale	—	(1,648)
Net change in cash and cash equivalents and restricted cash	9,087	107,664
Cash and cash equivalents and restricted cash, beginning of period	315,262	265,184
Cash and cash equivalents and restricted cash, end of period	$324,349	$372,848

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$158,505	$134,266
Income taxes paid, net of refunds	(13,630)	9,722
Non-cash investing and financing activities:
Unpaid property and equipment	$25,746	$26,793
Bally’s Chicago - land development liability	1,931	135,290
Unpaid internally developed software	781	904
Investment in GLP Capital, L.P.	—	14,412
Investment in RI Joint Venture	—	17,832

	June 30,	December 31,
Reconciliation of cash and cash equivalents and restricted cash:	2024	2023
Cash and cash equivalents	$154,733	$163,194
Restricted cash	169,616	152,068
Total cash and cash equivalents and restricted cash	$324,349	$315,262

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

Equity Method Investments

On January 1, 2023, the Company and International Game Technology PLC (“IGT”) contributed certain tangible assets and leases to Rhode Island VLT Company, LLC (the “RI Joint Venture”) in exchange for equity interests of the RI Joint Venture. The Company contributed video lottery terminals (“VLTs”) and player tracking equipment to the joint venture for a 40% equity interest of the RI Joint Venture. The 40% ownership in the joint venture qualifies for equity method accounting. In addition to this joint venture, the Company also has other investments in unconsolidated subsidiaries, which are accounted for using equity method accounting. The Company records its share of net income or loss within “Other non-operating income, net” in the condensed consolidated statements of operations. For the three months ended June 30, 2024 and 2023, the Company recorded income from equity method investments of $0.2 million and $1.0 million, respectively, and for the six months ended June 30, 2024 and 2023, the Company recorded income from equity method investments of $0.8 million and $3.1 million, respectively.

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

Management has analyzed and concluded that Breckenridge Curacao B.V. (“Breckenridge”) is a VIE because it does not have sufficient equity investment at risk. The Company has determined that it is the primary beneficiary and consolidates the VIE because (a) although the Company does not control all decisions of Breckenridge, the Company has the power to direct the activities of Breckenridge that most significantly impact its economic performance through various contracts with the entity and (b) the nature of these agreements between Breckenridge and the Company provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are based upon off-market rates and commensurate to the level of services provided. The Company receives significant benefits in the form of fees that are not at market and commensurate to the level of services provided. As a result, the Company consolidates all of the assets, liabilities and results of operations of Breckenridge and its subsidiaries in the accompanying condensed consolidated financial statements. As of June 30, 2024 and December 31, 2023, Breckenridge had total assets of $147.2 million and $161.3 million, respectively, and total liabilities of $78.2 million and $87.7 million, respectively. Breckenridge had revenues of $46.5 million and $76.5 million for the three months ended June 30, 2024 and 2023, respectively, and $108.4 million and $160.5 million for the six months ended June 30, 2024 and 2023, respectively.

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

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Amounts due from Rhode Island and Delaware(1)	$15,563	$13,028
Gaming receivables	23,179	26,127
Non-gaming receivables	33,274	37,221
Accounts receivable	72,016	76,376
Less: Allowance for credit losses	(6,193)	(6,048)
Accounts receivable, net	$65,823	$70,328
__________________________________
(1)    Represents the Company’s share of VLT and table games revenue for Bally’s Twin River and Bally’s Tiverton due from the State of Rhode Island and for Bally’s Dover from the State of Delaware.

Deferred Payables

In order to execute on its strategy of improving working capital efficiency, the Company will, from time to time, participate in trade finance or deferred payable initiatives, including programs that may securitize or accelerate liquidity realized from receivables, or alternatively extend trade terms with certain suppliers or vendors. In certain cases, where the Company is not able to extend payment terms directly with suppliers or vendors, the Company will consider deferred payable solutions that simulate such trade term extensions. These solutions generally involve entering into exchange agreements with intermediary institutions who will make payment to the supplier or vendor within the original terms on behalf of the Company, in exchange for a new bill with terms that conforms to the Company’s payment policy of net 90 days. The Company will then pay the new bill to the intermediary institutions, inclusive of any embedded premium, which the Company records as “Interest expense, net,” within three months or less.

During the three and six months ended June 30, 2024, the Company borrowed $60.1 million and $102.3 million, respectively, under these deferred payable arrangements and during the three months ended June 30, 2024 repaid $41.5 million. Amounts outstanding under these deferred payable arrangements were $60.2 million as of June 30, 2024 and are included in “Accrued and other current liabilities” on the condensed consolidated balance sheets. For the three and six months ended June 30, 2024, the Company incurred $1.4 million and $2.2 million of interest expense, respectively, under these arrangements. These arrangements were not utilized by the Company during the three and six months ended June 30, 2023.

Gaming Expenses

Gaming expenses include, among other things, payroll costs and expenses associated with the operation of VLTs, slots and table games, including gaming taxes payable to jurisdictions in which the Company operates outside of Rhode Island and Delaware, and marketing costs directly associated with the Company’s iGaming products and services. These marketing expenses are included within Gaming expenses in the condensed consolidated statements of operations and were $47.0 million and $47.8 million for the three months ended June 30, 2024 and 2023, respectively, and $93.2 million and $93.7 million for the six months ended June 30, 2024 and 2023, respectively. Gaming expenses also include racing expenses comprised of payroll costs, off track betting (“OTB”) commissions and other expenses associated with the operation of live racing and simulcasting.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended June 30, 2024 and 2023, advertising expense was $4.0 million and $3.2 million, respectively, and for the six months ended June 30, 2024 and 2023, advertising expense was $9.6 million and $8.6 million, respectively. Advertising costs are included in “General and administrative” on the condensed consolidated statements of operations.

Share-Based Compensation

The Company recognized total share-based compensation expense of $4.5 million and $6.3 million for the three months ended June 30, 2024 and 2023, respectively, and $7.5 million and $12.3 million for the six months ended June 30, 2024 and 2023, respectively. The total income tax benefit for share-based compensation arrangements was $1.2 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively, and $2.0 million and $3.2 million for the six months ended June 30, 2024 and 2023, respectively.

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

The Company accounted for this relationship as an asset acquisition in accordance with the “Acquisition of Assets Rather Than a Business” subsections of ASC 805-50, Business Combinations—Related Issues, using a cost accumulation model. The total intangible asset (“Commercial rights intangible asset”) represents the present value of the naming rights fees and other consideration, including the fair value of the warrants and options, and an estimate of the tax-sharing payments, each explained below. The Commercial rights intangible asset, net of accumulated amortization, was $210.4 million and $225.9 million as of June 30, 2024 and December 31, 2023, respectively. Amortization was $7.8 million and $7.7 million for the three months ended June 30, 2024 and 2023, respectively, and $15.6 million and $15.5 million for the six months ended June 30, 2024 and 2023, respectively. Refer to Note 9 “Goodwill and Intangible Assets” for further information.

The present value of the naming rights fees was recorded as part of intangible assets, with a corresponding liability, which was accreted through interest expense. As of December 31, 2023, the total value of the liability was $57.7 million, with $8.0 million recorded within “Accrued and other current liabilities” related to the short-term portion of the liability, and $49.7 million related to the long-term portion of the liability reflected as “Commercial rights liability” in the condensed consolidated balance sheets. Accretion expense reported in “Interest expense, net” in our condensed consolidated statements of operations was $1.1 million and $2.2 million for the three and six months ended June 30, 2023, respectively. In the first quarter of 2024, the Company’s obligation to pay Diamond for the naming rights terminated upon the bankruptcy court’s approval of certain settlement terms, which the court approved on March 1, 2024. Refer to Note 17 “Commitments and Contingencies” for further information.

Under the Framework Agreement, the Company issued to SBG Gaming, LLC, a designated subsidiary of Sinclair (“SBG”) (i) an immediately exercisable warrant to purchase up to 4,915,726 shares of the Company at an exercise price of $0.01 per share (“the Penny Warrants”), (ii) a warrant to purchase up to a maximum of 3,279,337 additional shares of the Company at a price of $0.01 per share subject to the achievement of various performance metrics (the “Performance Warrants”), and (iii) an option to purchase up to 1,639,669 additional shares in four tranches with purchase prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing (the “Options”). The exercise and purchase prices and the number of shares issuable upon exercise of the warrants and options are subject to customary anti-dilution adjustments. Refer to Note 20 “Subsequent Events” for further information.

The Penny Warrants and Options are equity classified instruments under ASC 815. The fair value of the Penny Warrants approximates the fair value of the underlying shares and was $150.4 million on November 18, 2020 at issuance, and was recorded to “Additional paid-in-capital” in the condensed consolidated balance sheets, with an offset to the Commercial rights intangible asset.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Performance Warrants are accounted for as a derivative liability because the underlying performance metrics represent an adjustment to the settlement amount that is not indexed to the Company’s own stock and thus equity classification is precluded under ASC 815. Refer to Note 11 “Fair Value Measurements” for further information.

Under the Framework Agreement, the Company agreed to share 60% of the tax benefits it realizes from the Penny Warrants, Options, Performance Warrants and other related payments. Changes in the estimate of the tax benefit to be realized and tax rates in effect at the time, among other changes, are treated as an adjustment to the intangible asset. The liability for these obligations was $17.0 million and $19.1 million as of June 30, 2024 and December 31, 2023, respectively, and is reflected in “Commercial rights liabilities” within our condensed consolidated balance sheets.

Provision for Income Taxes

During the six months ended June 30, 2024 and 2023, the Company recorded a provision for income tax of $29.9 million, at an effective year to date tax rate of (14.6)% and a provision for income tax of $109.1 million, at an effective year to date tax rate of 41.7%, respectively. The 2024 year to date effective tax rate differed from the US federal statutory tax rate of 21%, creating a provision for income tax on the Company’s Loss before income taxes, largely due to an increase in the valuation allowance, coupled with a tax liability for foreign discrete items. The 2023 year to date effective tax rate was higher than the US federal statutory tax rate of 21%, largely due to an increase in the valuation allowance and a tax liability for a discrete item related to the deferred gain on sale leaseback transactions in Mississippi and Rhode Island.

3.    CONSOLIDATED FINANCIAL INFORMATION

General and Administrative Expense

Amounts included in General and administrative for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Advertising, general and administrative	$233,441	$223,760	$458,412	$444,765
Acquisition and integration	5,845	13,104	10,697	26,885
Restructuring	376	3,440	18,989	20,262
Impairment charges(1)	12,757	9,653	12,757	9,653
Total general and administrative	$252,419	$249,957	$500,855	$501,565
__________________________________
(1)    Includes impairment charges on long-lived assets within the International Interactive segment in the second quarter of 2024 and impairment charges related to assets held-for-sale within the North America Interactive segment in 2023.

Other Non-Operating Income, Net

Amounts included in Other non-operating income, net for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Change in value of commercial rights liabilities	$6,317	$7,558	$6,317	$7,291
Net income from equity method investments	234	990	789	3,090
Gain on extinguishment of debt	—	—	—	4,044
Foreign exchange gain (loss)	983	(1,639)	3,799	(5,947)
Other, net	(604)	(98)	579	943
Total other non-operating income, net	$6,930	$6,811	$11,484	$9,421

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

5.    REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which requires the revenue to be recognized when a performance obligation is satisfied by transferring the control of promised goods or services and is measured at the transaction price or the amount of consideration that the Company expects to receive through satisfaction of the identified performance obligations.

The Company generates revenue from four principal sources: (1) gaming (which includes retail gaming, online gaming, sports betting and racing), (2) hotel, (3) food and beverage and (4) retail, entertainment and other.
Sales tax and other taxes collected on behalf of governmental authorities are accounted for on a net basis and are not included in revenue or operating expenses.

Gaming Revenue

Performance Obligations

Retail gaming service contracts involving our land-based casinos, each have an obligation to honor the outcome of a wager and to pay out an amount equal to the stated odds, including the return of the initial wager, if the customer receives a winning hand. These elements of honoring the outcome of the hand of play and generating a payout are considered one performance obligation, with an additional performance obligation for those customers earning incentives under the Company’s player loyalty program.

Online gaming and sports betting represent a single performance obligation for the Company to operate contests or games and award prizes or payouts to users based on results of the arrangement. Additionally, the use of incentives across the online gaming products create future customer rights and are a separate performance obligation.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Racing revenue is earned through advance deposit wagering, which consists of patrons wagering through an advance deposit account. Each wagering contract contains a single performance obligation.

Transaction Price

The Company applies a practical expedient to account for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the impact on the consolidated financial statements of applying the revenue recognition guidance to the portfolio would not differ materially from the application of an individual wagering contract. The transaction price for a retail gaming, online gaming or sports betting wagering contract is the difference between wins and losses, not the total amount wagered. In addition, in the event of a multi-stage contest, the Company will allocate transaction price ratably from contest start to the contest’s final stage.

The transaction price for racing operations, inclusive of live racing events conducted at the Company’s racing facilities, is the commission received from the pari-mutuel pool less contractual fees and obligations, primarily consisting of purse funding requirements, simulcasting fees, tote fees and certain pari-mutuel taxes that are directly related to the racing operations.

For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with incentives earned under loyalty programs, the Company allocates an amount to the loyalty program contract liability based on the stand-alone selling price of the incentive earned. The performance obligation related to loyalty program incentives are deferred and recognized as revenue upon redemption by the customer.

Revenue Recognition

The allocated revenue for retail gaming wagers is recognized when the wagering occurs as all such wagers settle immediately. Online gaming revenue is recognized at the point in time when the player completes a gaming session and payout occurs. Sports betting involves a player wagering money on an outcome or series of outcomes. If a player wins the wager, the Company pays the player a pre-determined amount known as fixed odds, and its revenue is recognized as total wagers net of payouts made and incentives awarded to players. Racing revenue includes several of our casinos and resorts’ share of wagering from live racing and the import of simulcast signals, and is recognized upon completion of the wager based upon an established take-out percentage.

The estimated retail value related to goods and services provided to customers without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Hotel	$20,435	$24,123	$40,906	$46,558
Food and beverage	20,302	19,823	40,515	39,297
Retail, entertainment and other	2,442	2,420	4,870	5,011
	$43,179	$46,366	$86,291	$90,866
Non-gaming Revenue

Performance Obligations

Hotel, food and beverage, and retail, entertainment and other services have been determined to be separate, stand-alone performance obligations and revenue is recognized as the good or service is transferred at the point in time of the transaction.

Transaction Price

The transaction price for hotel, food and beverage, and retail, entertainment and other, is the net amount collected from the customer for such goods and services. The estimated standalone selling price of hotel rooms is determined based on observable prices. The standalone selling price of these goods and services are determined based upon the actual retail prices charged to customers for those items.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Revenue Recognition

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
The following tables provide a disaggregation of revenue by segment (in thousands):

Three Months Ended June 30, 2024	Casinos & Resorts	International Interactive	North America Interactive	Total
Gaming	$255,545	$227,149	$42,057	$524,751
Non-gaming:
Hotel	35,264	—	—	35,264
Food and beverage	33,123	—	—	33,123
Retail, entertainment and other	19,119	2,247	7,153	28,519
Total non-gaming revenue	87,506	2,247	7,153	96,906
Total revenue	$343,051	$229,396	$49,210	$621,657
Three Months Ended June 30, 2023
Gaming	$231,018	$243,167	$19,111	$493,296
Non-gaming:
Hotel	51,391	—	—	51,391
Food and beverage	35,224	—	—	35,224
Retail, entertainment and other	15,529	4,607	6,159	26,295
Total non-gaming revenue	102,144	4,607	6,159	112,910
Total revenue	$333,162	$247,774	$25,270	$606,206
Six Months Ended June 30, 2024
Gaming	$505,963	$458,416	$76,429	$1,040,808
Non-gaming:
Hotel	76,354	—	—	76,354
Food and beverage	68,075	—	—	68,075
Retail, entertainment and other	34,988	5,663	14,251	54,902
Total non-gaming revenue	179,417	5,663	14,251	199,331
Total revenue	$685,380	$464,079	$90,680	$1,240,139
Six Months Ended June 30, 2023
Gaming	$464,125	$480,348	$35,718	$980,191
Non-gaming:
Hotel	98,723	—	—	98,723
Food and beverage	68,832	—	—	68,832
Retail, entertainment and other	30,268	12,998	13,914	57,180
Total non-gaming revenue	197,823	12,998	13,914	224,735
Total revenue	$661,948	$493,346	$49,632	$1,204,926

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contract Assets and Contract Related Liabilities

The Company’s receivables related to contracts with customers are primarily comprised of marker balances, interactive platform business-to-business service receivables, other amounts due from gaming activities, amounts due for hotel stays and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers were $33.5 million and $38.5 million as of June 30, 2024 and December 31, 2023, respectively.

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

Advance deposits are typically interactive player deposits and customer deposits for future banquet events, hotel room reservations, and gift cards. The Company holds restricted cash for interactive player deposits and records a corresponding withdrawal liability. The banquet and hotel reservation deposits are usually received weeks or months in advance of the event or hotel stay.

Unpaid wagers include the Company’s outstanding chip liability and unpaid slot, pari-mutuel and sports betting tickets.

Liabilities related to contracts with customers as of June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Advanced deposits from customers	$28,464	$29,052
Loyalty programs	14,775	16,803
Unpaid wagers	11,704	20,481
Total	$54,943	$66,336

The Company recognized $7.8 million and $9.9 million of revenue related to loyalty program redemptions for the three months ended June 30, 2024 and 2023, respectively, and $15.5 million and $17.6 million of revenue related to loyalty program redemptions for the six months ended June 30, 2024 and 2023, respectively.

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

Total purchase consideration also includes contingent consideration valued at $58.6 million, which is the fair value, under GAAP, of expected cash payments totaling up to $125 million to the seller, based upon future events, which are uncertain. The contingent consideration was recorded at fair value, using discounted cash flow analyses with level 3 inputs, and is remeasured quarterly, with fair value adjustments recognized in earnings, until the contingencies are resolved. Inputs to this valuation approach include the Company’s estimated probabilities of achieving the conditions for payment, expected terms between 1.5 and 3 Years, and discount rates between 7.2% and 7.8%. The settlement of the contingent consideration liabilities will be due to the seller in the event the license agreement is extended or if the Company is successful in its bid for a casino license.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the Casinos & Resorts acquisition as of June 30, 2024:

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
(2)    The Company recorded adjustments to the preliminary purchase price allocation during the six months ended June 30, 2024 which decreased Goodwill and the total purchase price by $0.2 million.

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

The Company incurred $0.1 million and $0.3 million of acquisition costs related to the above Casinos & Resorts acquisition during the three and six months ended June 30, 2024, respectively. There were no acquisition costs related to the above Casinos & Resorts acquisition during the three and six months ended June 30, 2023. These costs are included within “General and administrative” of the condensed consolidated statements of operations.

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
(2)    The Company did not record adjustments to the preliminary purchase price allocation during the six months ended June 30, 2024.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The Company incurred $1.2 million of acquisition costs related to the above International Interactive acquisition during the six months ended June 30, 2023. There were no acquisition costs related to the International Interactive acquisition during the three months ended June 30, 2023 or three and six months ended June 30, 2024. These costs are included within “General and administrative” of the condensed consolidated statements of operations.

7.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2024 and December 31, 2023, prepaid expenses and other current assets was comprised of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Services and license agreements	$45,777	$32,466
Prepaid marketing	12,406	8,685
Short term derivative assets	11,191	9,530
Gaming taxes and licenses	10,518	9,309
Prepaid insurance	10,321	12,181
Due from payment service providers	9,025	12,662
Sales tax	5,429	7,565
Purse funds	4,810	6,404
Other	8,553	9,294
Total prepaid expenses and other current assets	$118,030	$108,096

8.    PROPERTY AND EQUIPMENT

As of June 30, 2024 and December 31, 2023, property and equipment was comprised of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Land	$238,997	$238,997
Land improvements	164,424	162,211
Building and improvements	686,039	673,071
Equipment	279,013	264,398
Furniture and fixtures	68,980	68,746
Construction in process	108,337	73,810
Total property, plant and equipment	1,545,790	1,481,233
Less: Accumulated depreciation	(421,244)	(306,345)
Property and equipment, net	$1,124,546	$1,174,888

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Depreciation expense relating to property and equipment was $19.8 million and $19.0 million for the three months ended June 30, 2024 and 2023, respectively, and $119.3 million and $37.6 million for the six months ended June 30, 2024 and 2023, respectively. Depreciation expense during the six months ended June 30, 2024 included $80.1 million of accelerated depreciation related to the closure of the Tropicana Las Vegas property on April 2, 2024. Refer to Note 13 “Restructuring Expense” for further information. The Company recorded capitalized interest of $2.1 million during each of the three months ended June 30, 2024 and 2023, and $3.9 million and $5.0 million during the six months ended June 30, 2024 and 2023, respectively.

Bally’s Chicago

A wholly-owned indirect subsidiary of the Company, Bally’s Chicago Operating Company, LLC entered into a Lease Termination and Short Term License Agreement with Chicago Tribune Company, LLC (“Tribune”), effective March 31, 2023, which, among other things, provided that the Company will have possession of 777 West Chicago Avenue, Chicago, Illinois 60610 on or before July 5, 2024, subject to $150 million in payments by the Company to Tribune payable in full upon Tribune vacating the site on or prior to July 5, 2024 (the “Payment”). $10 million of the Payment was paid upon execution of the Lease Termination and Short Term License Agreement and $90 million of the Payment was paid during the third quarter of 2023. The balance Payment amount of $50 million was secured by cash-collateralized letters of credit, issued by Citizens Bank. Cash collaterals are reported as restricted cash as of June 30, 2024. The Company paid the remaining $50 million on July 9, 2024 and gained possession of the property per the agreement with Tribune.

The Company recorded the present value of the remaining payments of $49.7 million within “Accrued and other current liabilities” with an offsetting increase to “Property and equipment, net” within the condensed consolidated balance sheets as of June 30, 2024.

9.    GOODWILL AND INTANGIBLE ASSETS

The change in intangible assets, net for the six months ended June 30, 2024 is as follows (in thousands):

Intangible assets, net as of December 31, 2023	$1,871,428
Effect of foreign exchange	(17,031)
Internally developed software	23,099
Other intangibles acquired	2,234
Less: Accumulated amortization	(119,240)
Intangible assets, net as of June 30, 2024	$1,760,490

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s identifiable intangible assets consist of the following:

	June 30, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Commercial rights - Sinclair(1)	$315,847	$(105,483)	$210,364
Trade names	37,190	(20,131)	17,059
Hard Rock license	8,000	(2,424)	5,576
Customer relationships	956,596	(378,122)	578,474
Developed technology	263,241	(103,416)	159,825
Internally developed software	82,644	(19,889)	62,755
Gaming licenses	46,654	(16,037)	30,617
Other	11,491	(4,453)	7,038
Total amortizable intangible assets	1,721,663	(649,955)	1,071,708

Intangible assets not subject to amortization:
Gaming licenses	586,971	—	586,971
Trade names	99,774	—	99,774
Other	2,037	—	2,037
Total unamortizable intangible assets	688,782	—	688,782
Total intangible assets, net	$2,410,445	$(649,955)	$1,760,490
__________________________________
(1)    Commercial rights intangible asset in connection with the Framework Agreement. Refer to Note 2 “Summary of Significant Accounting Policies” for further information.

	December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Commercial rights - Sinclair(2)	$315,847	$(89,901)	$225,946
Trade names	37,042	(18,125)	18,917
Hard Rock license	8,000	(2,303)	5,697
Customer relationships	974,286	(314,053)	660,233
Developed technology	267,927	(86,119)	181,808
Internally developed software	61,687	(13,091)	48,596
Gaming licenses	45,008	(11,964)	33,044
Other	11,505	(3,621)	7,884
Total amortizable intangible assets	1,721,302	(539,177)	1,182,125

Intangible assets not subject to amortization:
Gaming licenses	586,971	—	586,971
Trade names	100,544	—	100,544
Other	1,788	—	1,788
Total unamortizable intangible assets	689,303	—	689,303
Total intangible assets, net	$2,410,605	$(539,177)	$1,871,428
__________________________________
(2)    See note (1) above.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Amortization of intangible assets was approximately $59.0 million and $60.2 million for the three months ended June 30, 2024 and 2023, respectively, and $119.2 million and $116.1 million for the six months ended June 30, 2024 and 2023, respectively.

The following table reflects the remaining amortization expense associated with the finite-lived intangible assets as of June 30, 2024:

(in thousands)
Remaining 2024	$116,527
2025	230,930
2026	229,146
2027	228,074
2028	172,565
Thereafter	94,466
Total	$1,071,708

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

The following tables summarize the Company’s net investment hedges as of June 30, 2024 and December 31, 2023 (in thousands):

Net Investment Hedges	Notional Sold	Notional Purchased
Cross currency swaps	€461,595	£387,531
Cross currency swaps	£546,759	$700,000

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following table summarizes the Company’s cash flow hedges as of June 30, 2024 and December 31, 2023 (in thousands):

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

11.    FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		June 30, 2024
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$154,733	$—	$—
Restricted cash	Restricted cash	169,616	—	—
Convertible loans	Other assets	—	—	4,086
Investments in equity securities	Other assets	2,368	—	—
Investment in GLPI partnership	Other assets	—	12,959	—
Derivative assets designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other current assets	—	6,575	—
Interest rate contracts	Other assets	—	1,764	—
Cross currency swaps	Prepaid expenses and other current assets	—	4,616	—
Cross currency swaps	Other assets	—	8,909	—
Total derivative assets at fair value		—	21,864	—
Total assets		$326,717	$34,823	$4,086
Liabilities:
Contingent consideration	Other long-term liabilities	$—	$—	$57,785
Derivative liabilities not designated as hedging instruments:
Sinclair Performance Warrants	Commercial rights liabilities	—	—	38,386
Derivative liabilities designated as hedging instruments:
Interest rate contracts	Other long-term liabilities	—	3,814	—
Cross currency swaps	Accrued and other current liabilities	—	1,022	—
Cross currency swaps	Other long-term liabilities	—	19,331	—
Total derivative liabilities at fair value		—	24,167	38,386
Total liabilities		$—	$24,167	$96,171

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		December 31, 2023
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$163,194	$—	$—
Restricted cash	Restricted cash	152,068	—	—
Convertible loans	Other assets	—	—	4,115
Investments in equity securities	Other assets	3,409	—	—
Investment in GLPI partnership	Other assets	—	14,146	—
Derivative assets designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other current assets	—	5,356	—
Cross currency swaps	Prepaid expenses and other current assets	—	4,174	—
Cross currency swaps	Other assets	—	6,477	—
Total derivative assets at fair value		—	16,007	—
Total assets		$318,671	$30,153	$4,115
Liabilities:
Contingent consideration	Other long-term liabilities	$—	$—	$58,580
Derivatives not designated as hedging instruments
Sinclair Performance Warrants	Commercial rights liabilities	—	—	44,703
Derivative liabilities designated as hedging instruments:
Interest rate contracts	Other long-term liabilities	—	21,492	—
Cross currency swaps	Accrued and other current liabilities	—	1,225	—
Cross currency swaps	Other long-term liabilities	—	29,376	—
Total derivative liabilities at fair value		—	52,093	44,703
Total liabilities		$—	$52,093	$103,283

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities:

(in thousands)	Sinclair Performance Warrants	Contingent Consideration	Convertible Loans
Beginning as of December 31, 2023	$44,703	$58,580	$4,115
Change in fair value	—	(1,835)	(33)
Ending as of March 31, 2024	$44,703	$56,745	$4,082
Change in fair value	(6,317)	1,040	4
Ending as of June 30, 2024	$38,386	$57,785	$4,086

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	Sinclair Performance Warrants	Contingent Consideration	Convertible Loans
Beginning as of December 31, 2022	$36,987	$8,220	$10,212
Additions in the period (acquisition fair value)	—	—	500
Change in fair value	267	1,241	126
Ending as of March 31, 2023	$37,254	$9,461	$10,838
Additions in the period (acquisition fair value)	—	—	500
Reductions in the period	—	(9,292)	—
Change in fair value	(7,558)	(169)	136
Ending as of June 30, 2023	$29,696	$—	$11,474

The gains (losses) recognized in the condensed consolidated statements of operations for derivative instruments during the three and six months ended June 30, 2024 and 2023 are as follows:

	Condensed Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2024	2023	2024	2023
Derivatives not designated as hedging instruments
Sinclair Performance Warrants	Other non-operating income, net	$6,317	$7,558	$6,317	$7,291
Derivatives designated as hedging instruments
Interest rate contracts	Interest expense, net	$(2,809)	$—	$(5,695)	$—
Cross currency swaps	Interest expense, net	(1,325)	—	(2,536)	—

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

In connection with the acquisition of Bally’s Golf Links on September 12, 2023, the Company recorded contingent consideration, which was valued at $57.8 million as of June 30, 2024. Refer to Note 6 “Business Combinations” for further information.

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

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$1,865,020	$1,808,248	$1,871,330	$1,888,100
5.625% Senior Notes due 2029	737,467	535,313	736,447	596,250
5.875% Senior Notes due 2031	720,644	502,556	719,858	570,544

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.    ACCRUED AND OTHER CURRENT LIABILITIES
As of June 30, 2024 and December 31, 2023, accrued and other current liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Gaming liabilities	$165,354	$177,557
Diamond Sports Group non-cash liability(1)	202,572	144,883
Compensation	62,146	83,112
Bally’s Chicago - land development liability	49,671	47,739
Interest payable	66,278	66,587
Other	171,790	131,841
Total accrued and other current liabilities	$717,811	$651,719
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

The components of restructuring charges by segment for the three and six months ended June 30, 2024 and 2023 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Severance and employee related benefits(1)
Casinos & Resorts	$348	$—	$20,003	—
International Interactive	3	1,595	55	10,927
North America Interactive	—	1,789	(1,479)	7,647
Other	25	56	410	1,688
Total severance and employee related benefits	376	3,440	18,989	20,262
Accelerated depreciation expense(2)	—	—	80,117	—
Total restructuring charges	$376	3,440	99,106	20,262
__________________________________
(1)    Included within “General and administrative” of the condensed consolidated statements of operations.
(2)    Included within “Depreciation and amortization” of the Casinos & Resorts reportable segment within the condensed consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The changes in the Company’s restructuring related liabilities for the six months ended June 30, 2024 is as follows:

(in thousands)
Balance as of December 31, 2023	$5,291
Charges	18,989
Payments	(21,927)
Effect of foreign exchange	(849)
Balance as of June 30, 2024	$1,504

The restructuring liability as of June 30, 2024 and December 31, 2023 is included within “Accrued and other current liabilities” on the condensed consolidated balance sheets.

14.    LONG-TERM DEBT

As of June 30, 2024 and December 31, 2023, long-term debt consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Term Loan Facility(1)	$1,896,375	$1,906,100
Revolving Credit Facility	350,000	335,000
5.625% Senior Notes due 2029	750,000	750,000
5.875% Senior Notes due 2031	735,000	735,000
Less: Unamortized original issue discount	(21,785)	(23,756)
Less: Unamortized deferred financing fees	(36,459)	(39,709)
Long-term debt, including current portion	3,673,131	3,662,635
Less: Current portion of Term Loan and Revolving Credit Facility	(19,450)	(19,450)
Long-term debt, net of discount and deferred financing fees, excluding current portion	$3,653,681	$3,643,185
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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. As of June 30, 2024, the Company was in compliance with all such covenants.

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

The Company had total operating lease liabilities of $1.18 billion and $1.20 billion as of June 30, 2024 and December 31, 2023, respectively, and right of use assets of $1.13 billion and $1.16 billion as of June 30, 2024 and December 31, 2023, respectively, which were included in the condensed consolidated balance sheets.

GLPI Leases

As of June 30, 2024, the Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties are leased under the terms of a master lease agreement (the “Master Lease”) with GLPI. All GLPI leases are accounted for as operating leases within the provisions of ASC 842, Leases (“ASC 842”), over the lease term or until a re-assessment event occurs. The Master Lease has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $100.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of June 30, 2024.

On January 3, 2023, the Company completed a transaction with GLP Capital, L.P (“GLP”)., an affiliate of GLPI, related to the land and real estate assets of Bally’s Tiverton and Hard Rock Biloxi for total consideration of $625.4 million. The transaction was structured as a tax-free capital contribution and a substantial portion of the proceeds was used to reduce the Company’s debt. These properties were added to the Master Lease, increasing minimum annual payments by $48.5 million. During the six months ended June 30, 2023, the Company recorded a gain of $374.3 million representing the difference in the transaction price and the derecognition of assets. This gain is reflected as “Gain from sale-leaseback, net” in the condensed consolidated statements of operations.

In addition to the properties under the Master Lease explained above, the Company also entered into a lease with GLPI for the land associated with Tropicana Las Vegas. This lease has an initial term of 50 years (with a maximum term of 99 years with renewal options) at annual rent of $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of June 30, 2024.

Components of lease expense, included within “General and administrative” in the condensed consolidated statements of operations, for operating leases during the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating leases:
Operating lease cost	$36,957	$36,956	$74,288	$73,775
Variable lease cost	2,823	2,365	5,609	4,835
Operating lease expense	39,780	39,321	79,897	78,610
Short-term lease expense	5,633	3,785	11,488	6,111
Total lease expense	$45,413	$43,106	$91,385	$84,721

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplemental cash flow and other information related to operating leases for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$32,956	$33,215	$64,505	$64,992
Right of use assets obtained in exchange for operating lease liabilities	$631	$7,094	$631	$403,659

	June 30, 2024	December 31, 2023
Weighted average remaining lease term	17.3 years	17.6 years
Weighted average discount rate	7.5%	7.5%
As of June 30, 2024, future minimum lease payments under noncancelable operating leases are as follows:

(in thousands)	June 30, 2024
Remaining 2024	$72,174
2025	142,731
2026	142,477
2027	137,262
2028	139,368
Thereafter	1,610,642
Total lease payments	2,244,654
Less: present value discount	(1,061,439)
Lease obligations	$1,183,215

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

The Company recorded land within “Property and equipment, net” of $200.0 million with a corresponding liability within ”Long-term portion of financing obligation” of $200.0 million on its condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. All lease payments are recorded as interest expense and there is no reduction to the financing obligation over the lease term. Bally’s Chicago made cash payments, and recorded corresponding interest expense of $4.7 million and $4.5 million during the three months ended June 30, 2024 and 2023, respectively, and $9.3 million and $8.7 million during the six months ended June 30, 2024 and 2023, respectively.

Lessor

The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in Non-gaming revenue within our condensed consolidated statements of operations. The Company had lessor revenues related to the rental of hotel rooms of $35.3 million and $51.4 million for the three months ended June 30, 2024 and 2023, respectively, and $76.4 million and $98.7 million for the six months ended June 30, 2024 and 2023, respectively. Hotel leasing arrangements vary in duration, but are short-term in nature.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16.    STOCKHOLDERS’ EQUITY

Capital Return Program

The Company has a Board of Directors approved capital return program under which the Company may expend a total of up to $700 million for share repurchases and payment of dividends. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases. As of June 30, 2024 and December 31, 2023, $95.5 million was available for use under the capital return program.

There was no share repurchase activity during the three and six months ended June 30, 2024. Total share repurchase activity during the three and six months ended 2023 was as follows:

(in thousands, except share and per share data)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Number of common shares repurchased	748,502	1,774,845
Total cost	$10,705	$30,458
Average cost per share, including commissions	$14.30	$17.16

All shares repurchased during the three and six months ended June 30, 2023 were transferred to treasury stock and 712,122 and 1,738,465 shares were retired during those same periods, respectively. The shares were returned to the status of authorized but unissued. As of June 30, 2024, there were no shares remaining in treasury.

There were no cash dividends paid during the three and six months ended June 30, 2024 and 2023.

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

Preferred Stock

The Company has authorized the issuance of up to 10 million shares of $0.01 par value preferred stock. As of June 30, 2024 and December 31, 2023, no shares of preferred stock have been issued.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Shares Outstanding

As of June 30, 2024, the Company had 40,619,356 common shares issued and outstanding. The Company issued warrants, options and other contingent consideration in acquisitions and strategic partnerships that are expected to result in the issuance of common shares in future periods resulting from the exercise of warrants and options or the achievement of certain performance targets. These incremental shares are summarized below:

Sinclair Penny Warrants (Note 2)	7,911,724
Sinclair Performance Warrants (Note 2)	3,279,337
Sinclair Options(1) (Note 2)	1,639,669
MKF penny warrants (Note 11)	44,128
Telescope contingent shares (Note 11)	8,626
Outstanding awards under Equity Incentive Plans	1,643,103
14,526,587
__________________________________
(1)    Consists of four equal tranches to purchase shares with exercise prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing of the Framework Agreement.

Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2024 and 2023, respectively:

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Cash Flow Hedges(1)	Net Investment Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2023	$(177,203)	$886	$(11,246)	$(21,995)	$(209,558)
Other comprehensive income (loss) before reclassifications	(46,679)	—	26,356	15,597	(4,726)
Reclassifications from accumulated other comprehensive income (loss) to earnings	—	—	(5,695)	(2,536)	(8,231)
Tax effect	—	—	(6,074)	4,193	(1,881)
Accumulated other comprehensive (loss) income at June 30, 2024	$(223,882)	$886	$3,341	$(4,741)	$(224,396)
__________________________________
(1)    As of June 30, 2024, approximately $7.3 million of existing gains and losses are estimated to be reclassified into earnings within the next 12 months.

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Total
Accumulated other comprehensive (loss) income at December 31, 2022	$(295,984)	$344	$(295,640)
Other comprehensive income	90,698	—	90,698
Accumulated other comprehensive (loss) income at June 30, 2023	$(205,286)	$344	$(204,942)

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

Capital Expenditure Commitments

Bally’s Atlantic City - As part of the regulatory approval process with the State of New Jersey, the Company committed to spend $100 million in capital expenditures over a five year period to invest in and improve the property. The commitment calls for expenditures of no less than $85 million in aggregate by 2023. The remaining $15 million of committed capital must be spent over 2024 and 2025. From 2021 through 2025, no less than $35 million must be invested in the hotel and no less than $65 million must be invested in non-hotel projects. As of June 30, 2024, all investment requirements had been met and no  commitment to invest in non-hotel projects remains.

Bally’s Twin River - Pursuant to the terms of the Regulatory Agreement in Rhode Island, the Company is committed to invest $100 million in its Rhode Island properties over the term of the master contract through June 30, 2043, including an expansion and the addition of new amenities at Bally’s Twin River. As of June 30, 2024, approximately $55.9 million of the commitment remains.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Bally’s Chicago Casino Fees

Under the Illinois Gambling Act, the Company will be responsible to pay the Illinois Gaming Board a reconciliation fee payment three years after the date operations commenced (in a temporary or permanent facility) in an amount equal to 75% of the adjusted gross receipt (“AGR”) for the most lucrative 12-month period of operations, minus the amount equal to the initial payment per gaming position paid.

Sponsorship Commitments

As of June 30, 2024, the Company has entered into multiple sponsorship agreements with various professional sports leagues and teams. These agreements commit a total of $139.0 million through 2037 and grant the Company rights to use official league marks for branding and promotions, among other benefits.

Interactive Technology Commitments

The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of June 30, 2024, the cumulative minimum obligation committed in these agreements is approximately $44.8 million through 2029.

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

The Company’s three reportable segments as of June 30, 2024 are:

Casinos & Resorts - Includes the Company’s 15 casino and resort properties, one horse racetrack and one golf course.

International Interactive - Gamesys’ European and Asian operations.

North America Interactive - A portfolio of sports betting, iGaming, and free-to-play gaming brands, and the North American operations of Gamesys.

As of June 30, 2024, the Company’s operations were predominately in the US, Europe and Asia with a less substantive footprint in other countries world-wide. For geographical reporting purposes, revenue generated outside of the US has been aggregated into the International Interactive reporting segment, and consists primarily of revenue from the UK and Japan. Revenue generated from the UK and Japan represented approximately 28% and 7% of total revenue, respectively, for the three months ended June 30, 2024, approximately 26% and 12%, respectively for the three months ended June 30, 2023, approximately 27% and 8%, respectively for the six months ended June 30, 2024, and approximately 25% and 12%, respectively for the six months ended June 30, 2023. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue
Casinos & Resorts	$343,051	$333,162	$685,380	$661,948
International Interactive	229,396	247,774	464,079	493,346
North America Interactive	49,210	25,270	90,680	49,632
Total	$621,657	$606,206	$1,240,139	$1,204,926

Adjusted EBITDAR(1)
Casinos & Resorts	$99,801	$111,005	$189,219	$216,128
International Interactive	81,292	84,574	164,824	164,875
North America Interactive	(6,757)	(17,685)	(16,915)	(28,248)
Other	(12,537)	(16,536)	(27,214)	(33,804)
Total	161,799	161,358	309,914	318,951

Operating (expense) income
Rent expense associated with triple net operating leases(2)	(31,737)	(31,320)	(63,384)	(62,558)
Depreciation and amortization	(78,782)	(79,187)	(238,528)	(153,748)
Transaction costs	(11,119)	(16,434)	(17,913)	(38,452)
Restructuring	(376)	(3,440)	(18,989)	(20,262)
Tropicana Las Vegas demolition costs	(12,261)	—	(12,261)	—
Share-based compensation	(4,472)	(6,290)	(7,530)	(12,330)
Gain on sale-leaseback	—	135	—	374,321
Impairment charges	(12,757)	(9,653)	(12,757)	(9,653)
Other	(4,722)	(9,187)	(6,934)	(13,555)
Income (loss) from operations	5,573	5,982	(68,382)	382,714
Other (expense) income
Interest expense, net of interest income	(74,200)	(67,093)	(147,331)	(130,357)
Other	6,930	6,811	11,484	9,421
Total other expense, net	(67,270)	(60,282)	(135,847)	(120,936)
(Loss) income before income taxes	(61,697)	(54,300)	(204,229)	261,778
Provision for income taxes	1,501	28,649	(29,881)	(109,093)
Net (loss) income	$(60,196)	$(25,651)	$(234,110)	$152,685
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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Capital Expenditures
Casinos & Resorts	$13,278	$34,477	$23,157	$59,702
International Interactive	112	876	358	1,657
North America Interactive	429	1,032	689	1,558
Other(1)	21,890	39,483	39,558	56,629
Total	$35,709	$75,868	$63,762	$119,546
__________________________________
(1)    Includes $21.6 million and $39.1 million related to our future Bally’s Chicago permanent facility during the three and six months ended June 30, 2024, respectively.

Total assets are not regularly reviewed for each operating segment when assessing segment performance or allocating resources and accordingly, are not presented.

As of June 30, 2024 and December 31, 2023, carrying values of goodwill by reportable segment are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Goodwill
Casinos & Resorts(1)	$313,285	$313,493
International Interactive	1,561,449	1,586,590
North America Interactive(2)	35,582	35,720
Total	$1,910,316	$1,935,803
__________________________________
(1)    Net of accumulated goodwill impairment charges of $5.4 million.
(2)    Net of accumulated goodwill impairment charges of $140.4 million.

19.    EARNINGS (LOSS) PER SHARE

Diluted earnings per share includes the determinants of basic earnings per share and, in addition, reflects the dilutive effect of the common stock deliverable for stock options, using the treasury stock method, and for RSUs, RSAs and PSUs for which future service is required as a condition to the delivery of the underlying common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net (loss) income applicable to common stockholders	$(60,196)	$(25,651)	$(234,110)	$152,685

Weighted average common shares outstanding, basic	48,498	53,942	48,308	54,173
Weighted average effect of dilutive securities	—	—	—	409
Weighted average common shares outstanding, diluted	48,498	53,942	48,308	54,582

Basic earnings per share	$(1.24)	$(0.48)	$(4.85)	$2.82
Diluted earnings per share	$(1.24)	$(0.48)	$(4.85)	$2.80
There were 4,951,558 and 5,193,897 share-based awards that were considered anti-dilutive for the three months ended June 30, 2024 and 2023, respectively, and 5,254,089 and 5,091,986 share-based awards that were considered anti-dilutive for the six months ended June 30, 2024 and 2023, respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On November 18, 2020, the Company issued Penny Warrants, Performance Warrants and Options which participate in dividends with the Company’s common stock subject to certain contingencies. In the period in which the contingencies are met, those instruments are participating securities to which income will be allocated using the two-class method. The Performance Warrants and Options do not participate in net losses. The Penny Warrants were considered exercisable for little to no consideration and are therefore included in basic shares outstanding at their issuance date. For the three and six months ended June 30, 2024 and 2023, the shares underlying the Performance Warrants were anti-dilutive as certain contingencies were not met. Refer to Note 2 “Summary of Significant Accounting Policies” for further information regarding the Framework Agreement.

20.    SUBSEQUENT EVENTS

Construction and Financing Arrangement

On July 11, 2024, the Company entered into a Binding Term Sheet to form a strategic construction and financing arrangement with GLP, an affiliate of GLPI, which includes the funding to complete the construction of Bally’s Chicago’s permanent casino. GLP has agreed to acquire the real estate underlying the Bally’s Chicago project, for which the Company is currently subject to a financing obligation with an unrelated party, referenced in Note 15 “Leases”. GLP will amend the existing land lease through a new master lease agreement with Bally’s Chicago Operating Company, LLC (“Chicago MLA”). The Chicago MLA will include annual rent of $20 million, subject to customary escalation provisions. The Chicago MLA will also provide up to $940 million in construction financing, subject to conditions and approvals. The Company will pay additional rent under the Chicago MLA based on a 8.5% capitalization rate on funded amounts. The initial lease term for the Chicago MLA is 15 years with renewal options to be agreed upon by the parties.

The Company will also sell and lease back from GLP its properties in Kansas City and Shreveport for $395 million, with initial annual rent of $32.2 million, subject to escalation. In addition, the Company plans to sell and lease back its Bally’s Twin River property to GLP by the end of 2026 for $735 million, with initial annual rent of $58.8 million. GLP has the right to call this transaction starting October 2026. All such transactions are subject to required regulatory approvals.

Agreement and Plan of Merger

On July 25, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SG Parent LLC, a Delaware limited liability company (“Parent”), The Queen Casino & Entertainment, Inc., a Delaware corporation and affiliate of Parent (“Queen”), Epsilon Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub I”), Epsilon Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub II”, and together with the Company and Merger Sub I, the “Company Parties”), and, solely for purposes of specified provisions of the Merger Agreement, SG CQ Gaming LLC, a Delaware limited liability company (“SG Gaming” and together with Parent and Queen, the “Buyer Parties”).

The Merger Agreement provides, among other things and on the terms and subject to the conditions in the Merger Agreement, in connection with the closing of the transaction, (i) SG Gaming will contribute to the Company all shares of common stock of Queen that it owns (the “Queen Share Contribution”) in exchange for shares of common stock of the Company (“Company Common Stock”) based on a 2.45368905950 share exchange ratio, (ii) immediately thereafter, Merger Sub I will merge with and into the Company (the “Company Merger”), with the Company surviving the Company Merger and (iii) immediately thereafter, Merger Sub II will merge with and into Queen (the “Queen Merger,” and together with the Company Merger, the “Mergers”), with Queen surviving the Queen Merger as a direct, wholly owned subsidiary of the Company.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The transaction is expected to close in the second calendar quarter of 2025, subject to the satisfaction of closing conditions contained in the Merger Agreement, including approval of the Company Merger by (a) the affirmative vote of the holders of a majority of all of the outstanding shares of Company Common Stock entitled to vote; (b) the affirmative vote of the holders of a majority of the outstanding shares of Company Common Stock held by the unaffiliated stockholders of the Company entitled to vote; (c) the expiration of any waiting period applicable to the consummation of the Queen Share Contribution or Mergers under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (d) receipt of specified gaming approvals by the Company and Queen (as defined in the Merger Agreement). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s Common Stock issued and outstanding immediately prior to the Effective Time (other than shares of common stock owned by (i) the Company or any of its wholly owned subsidiaries, (ii) Parent or any of Parent’s affiliates, (iii) by holders exercising statutory appraisal rights; (iv) by SG Gaming following the Queen Share Contribution; or (v) by holders who have elected to have such shares remain issued and outstanding following the Company Merger (a “Rolling Share Election”)) will be converted into the right to receive cash consideration equal to $18.25 per share of common stock (the “Per Share Price”). Each holder of shares of Company Common Stock (other than the Company or its subsidiaries) will have the option to make a Rolling Share Election.

The Merger Agreement contains customary representations, warranties and covenants of the Company Parties and the Buyer Parties, including, among others, covenants by each the Company and Queen relating (i) to conduct of their respective business prior to the closing of the Queen Share Contribution and the Mergers in the ordinary course during the period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain expressly enumerated transactions during such period. Under the terms of the Merger Agreement, the Company is subject to a customary “no-shop” provision that restricts the Company and its representatives from soliciting an alternative acquisition proposal (as described in the Merger Agreement) from third parties or providing information to or participating in any discussions or negotiations with third parties regarding any alternative acquisition proposal. However, prior to the receipt of the requisite approval of the holders of Company Common Stock, the “no-shop” provision permits the Company, under certain circumstances and in compliance with certain obligations set forth in the Merger Agreement, to provide non-public information and engage in discussions and negotiations with respect to an unsolicited alternative acquisition that would reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement).

The Merger Agreement also contains certain termination rights for the Company and Parent, with a termination fee equal to $11,100,000 payable by the Company to Parent under certain circumstances and a termination fee equal to $22,200,000 in cash or stock payable by Parent to the Company under certain circumstances. In addition, the Company or Parent may terminate the Merger Agreement if the Merger is not consummated by July 25, 2025.

The Merger Agreement, the Merger and the transactions contemplated thereby were (i) unanimously recommended by a special committee of the board of directors of the Company (the “Board”), consisting solely of disinterested members of the Board, on July 24, 2024 and (ii) approved by the disinterested members of the Board on July 24, 2025.

The foregoing descriptions of the Merger, the Merger Agreement, and the transactions contemplated thereby are not complete and are subject to and qualified in their entirety by the full text of the Merger Agreement, which is attached as an exhibit to, and described in, the Company’s Form 8-K filed with the SEC on July 25, 2024.

Concurrently with the execution of the Merger Agreement, the Company and Parent entered into support agreements with SRL (the “SG Support Agreement”), SBG (the “SBG Support Agreement”), and Noel Hayden (the “Hayden Support Agreement”), each dated as of July 25, 2024 (collectively, the “Support Agreements”), pursuant to which each of them agreed, among other things, to vote their shares of Company Common Stock to adopt and approve the Merger Agreement and the other transactions contemplated by the Merger Agreement and to make a Rolling Share Election with respect to all shares of Company Common Stock owned or acquired by them, if any, including via the exercise of outstanding options or warrants. In addition, with respect to the SBG Support Agreement, the Company and SBG agreed that SBG would waive the right to receive the Per Share Price as the result of any exercise of performance warrants or options held by SBG. The SBG Support Agreement provides also that, simultaneously with the consummation of the transactions contemplated by the Merger Agreement, SBG will deliver to the Company the options it previously acquired from the Company to purchase 1,639,669 shares of Company Common Stock at prices between $30.00 and $45.00 per share for cancellation and retirement and in exchange therefor, the Company will issue to SBG warrants to purchase 384,536 shares of Company Common Stock containing terms substantially similar to the terms set forth in certain warrants currently held by SBG.

The foregoing descriptions of the Support Agreements are not complete and are subject to and qualified in their entirety by reference to each of the SG Support Agreement, SBG Support Agreement and Hayden Support Agreement, each of which is attached as an exhibit to, and described in, the Company’s Form 8-K filed with the SEC on July 25, 2024.

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

Important factors beyond those that apply to most businesses, some of which are beyond our control, that could cause actual results to differ materially from our expectations and assumptions include:
•risks related to the Mergers, including:
◦the timing, receipt and terms and conditions of any required governmental or regulatory approvals of the Mergers;
◦the ability of the parties to satisfy the conditions precedent and consummate the proposed Mergers;
◦the timing of the consummation of the proposed Mergers;
◦the ability of the parties to secure any required stockholder approval in a timely manner or on the terms desired or anticipated;
◦failure of the parties to obtain the financing required to consummate the company merger;
◦the ability to achieve anticipated benefits and savings expected from the proposed Mergers;
◦risks related to the potential disruption of management’s attention from our ongoing business operations due to the pending Mergers; and
◦the outcome of any legal proceedings related to the proposed Mergers.
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

As of June 30, 2024, we own and manage 15 land-based casinos in 10 states across the United States (“US”), one golf course in New York, and one horse racetrack in Colorado operating under the Bally’s brand. Our land-based casino operations include approximately 14,800 slot machines, 600 table games and 4,000 hotel rooms, along with various restaurants, entertainment venues and other amenities. In 2021, we acquired London-based Gamesys Group Ltd. (“Gamesys”) to expand our geographical and product footprints to include an iGaming business with well-known brands providing iCasino and online bingo experiences to our global online customer base with concentrations in Europe and Asia and a growing presence in North America. Our revenues are primarily generated by these gaming and entertainment offerings. Our proprietary software and technology stack is designed to allow us to provide consumers with differentiated offerings and exclusive content.

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

Agreement and Plan of Merger

On July 25, 2024, we entered into the Merger Agreement with SG Parent, LLC, the Queen Casino & Entertainment, Inc., Epsilon Sub I, Epsilon Sub II and SG Gaming. Subject to the terms and conditions set forth in the Merger Agreement, in connection with the closing of the transaction, SG Gaming will contribute to the Company all shares of common stock of Queen that it owns in exchange for shares of common stock of the Company, immediately thereafter, Merger Sub I will merge into the Company with the Company surviving the Company Merger and immediately thereafter, Merger Sub II will merge into Queen with Queen surviving the Queen Merger as a direct, wholly owned subsidiary of the Company. Refer to Note 20 “Subsequent Events” in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Merger Agreement and the Merger.

Operating Structure

Our business is organized into three reportable segments: (i) Casinos & Resorts, (ii) International Interactive, and (iii) North America Interactive.

Casinos & Resorts - includes our 15 land-based casino properties, one horse racetrack and one golf course:

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

Second Quarter 2024 and First Six Months 2024 Results

The following table presents, for the periods indicated, certain revenue and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Total revenue	$621.7	$606.2	$1,240.1	$1,204.9
Income (loss) from operations	5.6	6.0	(68.4)	382.7
Net (loss) income	(60.2)	(25.7)	(234.1)	152.7

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenue	100.0%	100.0%	100.0%	100.0%
Gaming and non-gaming expenses	45.8%	44.7%	45.9%	44.9%
General and administrative	40.6%	41.2%	40.4%	41.6%
Gain from sale-leaseback, net	—%	—%	—%	(31.1)%
Depreciation and amortization	12.7%	13.1%	19.2%	12.8%
Total operating costs and expenses	99.1%	99.0%	105.5%	68.2%
Income (loss) from operations	0.9%	1.0%	(5.5)%	31.8%
Other (expense) income:
Interest expense, net	(11.9)%	(11.1)%	(11.9)%	(10.8)%
Other non-operating income, net	1.1%	1.1%	0.9%	0.8%
Total other expense, net	(10.8)%	(9.9)%	(11.0)%	(10.0)%
(Loss) income before income taxes	(9.9)%	(9.0)%	(16.5)%	21.7%
(Benefit) provision for income taxes	(0.2)%	(4.7)%	2.4%	9.1%
Net (loss) income	(9.7)%	(4.2)%	(18.9)%	12.7%
__________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Performance

The following table sets forth certain financial information associated with results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	$ Change	2024	2023	$ Change
Revenue:
Gaming
Casinos & Resorts	$255,545	$231,018	$24,527	$505,963	$464,125	$41,838
International Interactive	227,149	243,167	(16,018)	458,416	480,348	(21,932)
North America Interactive	42,057	19,111	22,946	76,429	35,718	40,711
Total Gaming revenue	524,751	493,296	31,455	1,040,808	980,191	60,617
Non-gaming
Casinos & Resorts	87,506	102,144	(14,638)	179,417	197,823	(18,406)
International Interactive	2,247	4,607	(2,360)	5,663	12,998	(7,335)
North America Interactive	7,153	6,159	994	14,251	13,914	337
Total Non-gaming revenue	96,906	112,910	(16,004)	199,331	224,735	(25,404)
Total revenue	$621,657	$606,206	$15,451	$1,240,139	$1,204,926	$35,213
Operating costs and expenses:
Gaming
Casinos & Resorts	$94,039	$79,927	$14,112	$189,242	$162,350	$26,892
International Interactive	105,528	118,549	(13,021)	211,339	236,478	(25,139)
North America Interactive	36,603	20,463	16,140	71,733	37,772	33,961
Total Gaming expenses	236,170	218,939	17,231	472,314	436,600	35,714
Non-gaming
Casinos & Resorts	42,476	47,266	(4,790)	88,586	92,545	(3,959)
International Interactive	2,575	2,050	525	3,702	6,910	(3,208)
North America Interactive	3,662	2,960	702	4,536	5,165	(629)
Total Non-gaming expenses	48,713	52,276	(3,563)	96,824	104,620	(7,796)
General and administrative
Casinos & Resorts	157,272	129,883	27,389	322,091	258,000	64,091
International Interactive	53,417	48,470	4,947	96,484	106,397	(9,913)
North America Interactive	16,620	35,467	(18,847)	31,009	60,397	(29,388)
Other	25,110	36,137	(11,027)	51,271	76,771	(25,500)
Total General and administrative	$252,419	$249,957	$2,462	$500,855	$501,565	$(710)
Margins:
Gaming expenses as a percentage of Gaming revenue	45%	44%		45%	45%
Non-gaming expenses as a percentage of Non-gaming revenue	50%	46%		49%	47%
General and administrative as a percentage of Total revenue	41%	41%		40%	42%

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

Total Revenue

Total revenue for the three and six months ended June 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Gaming	$524,751	$493,296	$31,455	6.4%	$1,040,808	$980,191	$60,617	6.2%
Hotel	35,264	51,391	(16,127)	(31.4)%	76,354	98,723	(22,369)	(22.7)%
Food and beverage	33,123	35,224	(2,101)	(6.0)%	68,075	68,832	(757)	(1.1)%
Retail, entertainment and other	28,519	26,295	2,224	8.5%	54,902	57,180	(2,278)	(4.0)%
Total revenue	$621,657	$606,206	$15,451	2.5%	$1,240,139	$1,204,926	$35,213	2.9%

Total revenue for the three months ended June 30, 2024 increased 2.5% to $621.7 million, from $606.2 million in the same period last year and total revenue for the six months ended June 30, 2024 increased 2.9% to $1.24 billion, from $1.20 billion in the same period last year. We saw total revenue increase in our Casinos & Resorts reporting segment, mainly due to the inclusion of our Bally’s Chicago temporary casino property, which contributed approximately $32.6 million and $64.2 million during the three and six months ended June 30, 2024, respectfully, partially offset by the incremental decrease in revenue associated with the closure of our Tropicana Las Vegas property during the second quarter of 2024 of approximately $24.9 million. Additionally, the expanded operating jurisdictions within our North America Interactive reporting segment contributed incremental revenue of approximately $16.3 million and $26.1 million for the three and six months ended June 30, 2024, respectively, compared to the prior year.

Gaming and Non-gaming Expenses

Gaming and non-gaming expenses for the three months ended June 30, 2024 increased $13.7 million, from $271.2 million in 2023, and for the six months ended June 30, 2024 increased $27.9 million, from $541.2 million in 2023. The increase in gaming and non-gaming expenses from the prior year was mainly attributable to the inclusion of expenses from our recently opened Bally’s Chicago temporary casino which contributed approximately $16.6 million and $33.0 million to the increase in both gaming and non-gaming expenses during the three and six months ended June 30, 2024, respectively, partially offset by the incremental decrease in expense associated with the closure of our Tropicana Las Vegas property of $12.8 million.

General and Administrative

General and administrative expense for the three months ended June 30, 2024 increased $2.5 million from $250.0 million in the same period last year, and for the six months ended June 30, 2024 decreased $0.7 million from $501.6 million in the same period last year. The year to date fluctuation in general and administrative expense is primarily attributable to higher operating expenses associated with the opening of our Bally’s Chicago property, offset by decreased acquisition and integration costs and severance and employee related restructuring costs compared to prior year.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2024 was $78.8 million, a decrease of $0.4 million compared to the same period last year, and for the six months ended June 30, 2024 was $238.5 million, an increase of $84.8 million compared to the same period last year. The year to date increase was primarily driven by our Tropicana Las Vegas property, where we recorded accelerated depreciation of $80.1 million on assets as a result of the recent closure of the property on April 2, 2024.

Income (Loss) From Operations

Income from operations was $5.6 million for the three months ended June 30, 2024 compared to income from operations of $6.0 million in the same period last year. Loss from operations was $68.4 million for the six months ended June 30, 2024 compared to income from operations of $382.7 million in the same period last year. The change year-over-year was driven by depreciation at our Tropicana Las Vegas property in the current year, as noted above, combined with the gain on sale-leaseback of $374.3 million recorded during the first quarter of 2023 related to our Hard Rock Biloxi and Bally’s Tiverton properties.

Other Income (Expense)

Total other expense increased $7.0 million to $67.3 million for the three months ended June 30, 2024 from $60.3 million, and increased $14.9 million to $135.8 million for the six months ended June 30, 2024 from $120.9 million, each compared to the same periods last year. The increase in other expense was primarily attributable to an increase in interest expense due to higher interest rates of our borrowings year-over-year, partially offset by increased interest income recognized on our derivative instruments and increased foreign currency gains.

Provision (Benefit) for Income Taxes

Benefit for income taxes for the three months ended June 30, 2024 was $1.5 million compared to $28.6 million, and provision for income taxes for the six months ended June 30, 2024 was $29.9 million compared to $109.1 million, each compared to the prior year. The effective tax rate for the second quarter of 2024 was 2.4% compared to 52.8% in the prior year. The 2024 year to date effective tax rate differed from the US federal statutory tax rate of 21%, creating a provision for income tax on the Company’s Loss before income taxes, largely due to an increase in the valuation allowance, coupled with a tax liability for foreign discrete items.

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

Net Income (Loss) and Earnings (Loss) Per Share

Net loss for the three months ended June 30, 2024 was $60.2 million, or $(1.24) per diluted share, compared to $25.7 million, or $0.48 per diluted share, for the three months ended June 30, 2023. Net loss for the six months ended June 30, 2024 was $234.1 million, or $(4.85) per diluted share, compared to net income of $152.7 million, or $2.80 per diluted share, for the six months ended June 30, 2023.

Adjusted EBITDA and Adjusted EBITDAR by Segment

Consolidated Adjusted EBITDA was $130.1 million for the three months ended June 30, 2024 compared to $130.0 million for the same period last year. Consolidated Adjusted EBITDA was $246.5 million for the six months ended June 30, 2024, a decrease of $9.9 million, or 3.8%, from $256.4 million in the same period last year.

Adjusted EBITDAR for the Casinos & Resorts segment for the three months ended June 30, 2024 decreased $11.2 million to $99.8 million and for the six months ended June 30, 2024 decreased $26.9 million to $189.2 million, each compared to the same prior year periods. These decreases were primarily attributable to winter weather impacts across multiple properties in the first quarter and the closure of the Tropicana Las Vegas in the second quarter, partially offset by the inclusion of Bally’s Chicago that opened in the third quarter of 2023.

Adjusted EBITDAR for the International Interactive segment for the three months ended June 30, 2024 decreased $3.3 million to $81.3 million and for the six months ended June 30, 2024 decreased $0.1 million to $164.8 million, each compared to the same prior year periods, driven by softness in our non-UK operations year-over-year.

Adjusted EBITDAR loss for the North America Interactive segment for the three months ended June 30, 2024 was $(6.8) million compared to an adjusted EBITDAR loss of $(17.7) million for the three months ended June 30, 2023. For the six months ended June 30, 2024, adjusted EBITDAR loss was $(16.9) million compared to an adjusted EBITDAR loss of $(28.2) million for the six months ended June 30, 2023. The decrease in adjusted EBITDAR losses is largely driven by expanded operating jurisdictions and stronger performance in iGaming and sportsbook in the current year.

The following table presents segment Adjusted EBITDAR, which is our reportable segment GAAP measure and our primary measure for profit or loss for our reportable segments, and consolidated Adjusted EBITDA. The following table reconciles consolidated Adjusted EBITDA, which is a non-GAAP measure, to net income (loss), as derived from our financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Adjusted EBITDAR
Casinos & Resorts	$99,801	$111,005	$189,219	$216,128
International Interactive	81,292	84,574	164,824	164,875
North America Interactive	(6,757)	(17,685)	(16,915)	(28,248)
Other	(12,537)	(16,536)	(27,214)	(33,804)
Total	161,799	161,358	309,914	318,951
Rent expense associated with triple net operating leases(1)	(31,737)	(31,320)	(63,384)	(62,558)
Adjusted EBITDA	130,062	130,038	246,530	256,393

Interest expense, net of interest income	(74,200)	(67,093)	(147,331)	(130,357)
Provision for income taxes	1,501	28,649	(29,881)	(109,093)
Depreciation and amortization	(78,782)	(79,187)	(238,528)	(153,748)
Non-operating (income) expense(2)	3,127	5,395	2,130	9,252
Foreign exchange (gain)/loss	983	(1,639)	3,799	(5,947)
Transaction costs(3)	(11,119)	(16,434)	(17,913)	(38,452)
Restructuring charges(4)	(376)	(3,440)	(18,989)	(20,262)
Tropicana Las Vegas demolition costs(5)	(12,261)	—	(12,261)	—
Decommissioning costs(6)	—	(2,343)	—	(2,343)
Share-based compensation	(4,472)	(6,290)	(7,530)	(12,330)
Gain on sale-leaseback	—	135	—	374,321
Planned business divestiture(7)	—	(190)	—	(2,054)
Impairment charges(8)	(12,757)	(9,653)	(12,757)	(9,653)
Other(9)	(1,902)	(3,599)	(1,379)	(3,042)
Net (loss) income	$(60,196)	$(25,651)	$(234,110)	$152,685
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
(3)    Includes acquisition, integration and other transaction related costs, including costs incurred to address the Standard General takeover bid and financing costs incurred in connection with the prior year sale lease-back transaction.
(4)    Restructuring charges representing the severance and employee related benefits related to the announced Interactive business restructuring initiatives and the closure of the Company’s Tropicana Las Vegas property on April 2, 2024.
(5)    Demolition costs associated with the Tropicana Las Vegas property which is part of the plan to redevelop the site with a state-of-the-art integrated resort and ballpark. As part of the binding term sheet, GLPI has agreed to reimburse the Company for such expenses and will increase rent to reflect the additional funding.
(7)    Losses related to a North America Interactive business that Bally’s was marketed as held-for-sale in 2023.
(6)    Costs related to the decommissioning of the Company’s sports betting platform in favor of outsourcing the platform solution to third parties.
(8)    Includes impairment charges on long-lived assets in the second quarter of 2024 and impairment charges related to assets held-for-sale in 2023.
(9)    Other includes the following items: (i) non-routine legal expenses and settlement charges for matters outside the normal course of business, (ii) insurance and business interruption recoveries, and (iii) other individually de minimis expenses.

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

Cash Flows Summary

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$39,699	$64,050
Net cash (used in) provided by investing activities	(87,602)	223,976
Net cash provided by (used in) financing activities	59,802	(174,519)
Effect of foreign currency on cash and cash equivalents	(2,812)	(4,195)
Change in cash and cash equivalents and restricted cash held for sale	—	(1,648)
Net change in cash and cash equivalents and restricted cash	9,087	107,664
Cash and cash equivalents and restricted cash, beginning of period	315,262	265,184
Cash and cash equivalents and restricted cash, end of period	$324,349	$372,848

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2024 was $39.7 million, compared to $64.1 million for the six months ended June 30, 2023. The decrease in cash provided by operating activities was primarily driven by the $374.3 million gain on sale-leaseback in the first half of 2023 coupled with the accelerated depreciation of our Tropicana Las Vegas assets in the current year, offset by decreased deferred income taxes, changes in working capital and our net income position in the prior year compared to a net loss position in 2024.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $87.6 million, an increase of $311.6 million compared to net cash provided by investing activities of $224.0 million for the six months ended June 30, 2023. This change was primarily driven by the proceeds from sale-leaseback transactions in the prior year and a decrease in cash paid for acquisitions and capital expenditures year-over-year.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $59.8 million compared to net cash used in financing activities of $174.5 million for the six months ended June 30, 2023. This increase was mainly attributable to an increase in long term debt borrowings offset by higher payments made year-over-year and a decrease in stock repurchases.

Capital Return Program

As of June 30, 2024, there was $95.5 million available for use under the capital return program, subject to limitations in our regulatory and debt agreements. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases.

We did not pay cash dividends during the six months ended June 30, 2024 or 2023, nor do we currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.

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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments, and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility also includes certain financial covenants the Company is required to maintain throughout the term of the credit facility. These financial covenants include a provision where, in the event borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment, the Company is required to maintain a first lien secured indebtedness to Adjusted EBITDA ratio of 5.00 to 1.00. As of June 30, 2024, the Company was in compliance with all applicable covenants.

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

Operating Leases

The Company is committed under various operating lease agreements for real estate and property used in operations. Minimum rent payable under operating leases was $2.24 billion as of June 30, 2024, of which $72.2 million is due within the current year. Refer to Note 15 “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

GLPI Leases

As of June 30, 2024, the Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties were leased under the terms of a master lease agreement (the “Master Lease”) with GLPI. The Master Lease has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $100.5 million, subject to a minimum 1% annual escalation or greater escalation dependent on CPI.

During 2023, the Company’s Bally’s Tiverton and Hard Rock Biloxi properties were added to the Master Lease on January 3, 2023, as a result of a transaction with GLP Capital, L.P. (“GLP”), an affiliate of GLPI, related to the land and real estate assets for a total consideration of $625.4 million. The transaction was structured as a tax-free capital contribution and a substantial portion of the proceeds were used to reduce the Company’s debt. These properties increased the minimum annual payments under the Master Lease by $48.5 million.

In addition to the properties under the Master Lease, the Company leases the land associated with Tropicana Las Vegas. This lease has an initial term of 50 years (with a maximum term of 99 years with renewal options) at annual rent of $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI.

On July 11, 2024, the Company entered into a Binding Term Sheet to form a strategic construction and financing arrangement with GLP, which includes the funding to complete the construction of Bally’s Chicago permanent casino. GLP has agreed to acquire the real estate underlying the Bally’s Chicago project, for which the Company is currently subject to a financing obligation with an unrelated party. GLP will amend the existing land lease through a new master lease agreement with Bally’s Chicago Operating Company, LLC (“Chicago MLA”). The new land lease sets annual rent at $20 million, subject to customary escalation provisions. The Chicago MLA will also provide up to $940 million in construction financing, subject to conditions and approvals. The Company will pay additional rent under the Chicago MLA based on a 8.5% capitalization rate on funded amounts. The initial lease term for the Chicago MLA is 15 years with renewal options to be agreed upon by the parties.

The Company will also sell and lease back from GLP its properties in Kansas City and Shreveport for $395 million, with initial annual rent of $32.2 million, subject to escalation. In addition, the Company plans to sell and lease back its Bally’s Twin River property to GLP by 2026 for $735 million, with initial annual rent of $58.8 million. GLP has the right to call this transaction starting October 2026. All such transactions are subject to required regulatory approvals.

Financing Obligation

Bally’s Chicago Operating Company, LLC, an indirect wholly-owned subsidiary of the Company, leases the land on which Bally’s Chicago will be built. The lease commenced November 18, 2022 and has a 99-year term followed by ten separate 20-year renewals at the Company’s option. The Company recorded this lease with a corresponding long-term financing obligation of $200.0 million as of June 30, 2024 and December 31, 2023.

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

For the six months ended June 30, 2024, capital expenditures were $63.8 million compared to $119.5 million in the same period last year. During the six months ended June 30, 2024, we continued our spending on our planned projects and maintenance at our casino properties, the most significant being our future Bally’s Chicago permanent facility.

Bally’s Twin River - In connection with our partnership with IGT, we have committed to invest $100 million in Bally’s Twin River over the term of our master contract, ending in 2043, with Rhode Island to expand the property and add additional amenities along with other capital improvements. As a major component of this, we have constructed and opened a 14,000 square foot Korean-style spa, and a 40,000 square foot casino expansion, both of which opened in the first half of 2023. Approximately $55.9 million of the committed investment remains as of June 30, 2024.

Bally’s Atlantic City - Construction on our Bally’s Atlantic City property commenced in 2021. We are committed to invest approximately $100 million over five years to refurbish and upgrade Bally’s Atlantic City’s facilities and expand its amenities, including renovated hotel rooms and suites, outdoor beer hall and lobby bar. As of June 30, 2024, all investment requirements had been met and no commitment to invest in non-hotel projects remains.

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

Bally’s Chicago - On June 9, 2022, a wholly-owned indirect subsidiary of the Company, Bally’s Chicago Operating Company, LLC (the “Developer”), signed a host community agreement with the City of Chicago to develop a destination casino resort, to be named Bally’s Chicago, in downtown Chicago, Illinois that will include approximately 3,400 slot machines, 170 table games, 10 food and beverage venues, 500 hotel rooms, a 65,000 square foot entertainment and event center, 20,000 square feet of exhibition space, 3,300 parking spaces and an outdoor green space. The project also provides the Company with the exclusive right to operate a temporary casino for up to three years while the permanent casino resort is constructed. The temporary casino commenced operations on September 9, 2023 at the Medinah Temple and includes approximately 800 gaming positions and 3 food and beverage venues. The Company currently estimates the permanent casino construction to be completed by the end of 2026. In 2024, we estimate spending of approximately $190.2 million primarily dedicated to demolition and site preparation. We expect future funding of the permanent casino construction to be financed through the GPLI agreement noted above.

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

Other Contractual Obligations

Sponsorship Commitments - The Company has entered into several sponsorship agreements with various professional sports leagues and teams, allowing the Company use of official league marks for branding and promotions, among other rights. As of June 30, 2024, obligations related to these agreements were $139.0 million, with contracts extending through 2037.

Interactive Technology Partnerships - The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of June 30, 2024, the cumulative minimum obligation committed in these agreements is approximately $44.8 million, extending through 2029.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements and foreign currency risk attributable to our operations outside of the US. Inflation generally affects us by increasing our cost of labor. Bally’s does not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2024 and 2023.

Interest Rate Risk

As of June 30, 2024, interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On June 30, 2024, we had $2.25 billion of variable rate debt outstanding under our Term Loan and Revolving Credit Facilities and $1.49 billion of unsecured senior notes. Based upon a sensitivity analysis of our debt levels on June 30, 2024, a hypothetical increase of 1% in the effective interest rate would cause an increase in interest expense of approximately $22.5 million over the next twelve months while a decrease of 1% in the effective interest rate, not to exceed the interest rate floor, would cause a decrease in interest expense of approximately $22.5 million over the same period.

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

We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2024 and 2023.

Foreign Currency Risk

We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the US. A vast majority of our revenues are from the UK market and are conducted in British Pound Sterling (“GBP”) and are therefore susceptible to any movements in exchange rates between the GBP and US Dollar. Foreign currency transaction gains for the three and six months ended June 30, 2024 were $1.0 million and $3.8 million, respectively, while foreign currency transaction losses for the three and six months ended June 30, 2023 were $1.6 million and $5.9 million, respectively. Movements in currency exchange rates could impact the translation of assets and liabilities of these foreign operations which are translated at the exchange rate in effect on the balance sheet date. We have utilized operational hedges or forward currency exchange rate contracts, as well as derivative financial instruments, such as cross currency swaps, to manage the impact of currency exchange rate fluctuations on earnings and cash flows.

ITEM 4.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures for the reporting period ended June 30, 2024 as such terms is defined in Rule 13a-15(f) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.    OTHER INFORMATION

During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Quarterly report on Form 10-Q for the quarter ended June 30, 2024, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 2, 2024.

BALLY’S CORPORATION

By:	/s/ MARCUS GLOVER
Marcus Glover
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ ROBESON M. REEVES
Robeson M. Reeves
Chief Executive Officer
(Principal Executive Officer)