Form 10-Q
period 2024-09-30
Bally's Corp
filed 2024-11-08
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 25, 2024, the number of shares of the registrant’s $0.01 par value common stock outstanding was 40,666,844.
For additional information regarding the Company’s shares outstanding, refer to Note 16 “Stockholders’ Equity.”

BALLY’S CORPORATION

PART I.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements
BALLY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$190,975	$163,194
Restricted cash	89,564	152,068
Accounts receivable, net	60,973	70,328
Inventory	18,212	14,629
Tax receivable	21,975	62,215
Prepaid expenses and other current assets	107,241	108,096
Assets held for sale	—	1,815
Total current assets	488,940	572,345
Property and equipment, net	795,491	1,174,888
Right of use assets, net	1,262,322	1,160,288
Goodwill	1,993,809	1,935,803
Intangible assets, net	1,760,261	1,871,428
Deferred tax asset	6,866	36,034
Other assets	98,222	110,317
Total assets	$6,405,911	$6,861,103
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$19,450	$19,450
Current portion of lease liabilities	60,178	54,842
Accounts payable	72,558	69,161
Accrued income taxes	12,805	78,301
Accrued and other current liabilities	711,905	651,719
Liabilities related to assets held for sale	—	1,307
Total current liabilities	876,896	874,780
Long-term debt, net	3,651,488	3,643,185
Long-term portion of financing obligation	—	200,000
Long-term portion of lease liabilities	1,308,056	1,148,407
Deferred tax liability	91,802	125,590
Commercial rights liabilities	74,132	113,626
Other long-term liabilities	169,694	119,661
Total liabilities	6,172,068	6,225,249
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 shares authorized; 40,653,346 and 39,973,202 shares issued; 40,653,346 and 39,973,202 shares outstanding)	406	400
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,411,114	1,400,479
Treasury stock, at cost, no shares outstanding as of September 30, 2024 and December 31, 2023	—	—
Accumulated deficit	(1,037,860)	(555,895)
Accumulated other comprehensive loss	(140,245)	(209,558)
Total Bally’s Corporation stockholders’ equity	233,415	635,426
Non-controlling interest	428	428
Total stockholders’ equity	233,843	635,854
Total liabilities and stockholders’ equity	$6,405,911	$6,861,103

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Gaming	$523,906	$508,895	$1,564,714	$1,489,086
Non-gaming	106,068	123,582	305,399	348,317
Total revenue	629,974	632,477	1,870,113	1,837,403

Operating (income) costs and expenses:
Gaming	234,908	229,131	707,222	665,731
Non-gaming	51,328	58,041	148,152	162,661
General and administrative	273,593	230,582	774,448	732,147
Loss (gain) on sale-leaseback, net	150,000	—	150,000	(374,321)
Depreciation and amortization	77,800	77,487	316,328	231,235
Total operating costs and expenses	787,629	595,241	2,096,150	1,417,453
(Loss) income from operations	(157,655)	37,236	(226,037)	419,950

Other (expense) income:
Interest expense, net	(73,975)	(70,630)	(221,306)	(200,987)
Other non-operating (expense) income, net	(49,854)	15,528	(38,370)	24,949
Total other expense, net	(123,829)	(55,102)	(259,676)	(176,038)

(Loss) income before income taxes	(281,484)	(17,866)	(485,713)	243,912
(Benefit) provision for income taxes	(33,629)	43,936	(3,748)	153,029
Net (loss) income	$(247,855)	$(61,802)	$(481,965)	$90,883

Basic (loss) earnings per share	$(5.10)	$(1.15)	$(9.96)	$1.68
Weighted average common shares outstanding - basic	48,596	53,580	48,405	53,961
Diluted (loss) earnings per share	$(5.10)	$(1.15)	$(9.96)	$1.67
Weighted average common shares outstanding - diluted	48,596	53,580	48,405	54,276

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(247,855)	$(61,802)	$(481,965)	$90,883
Other comprehensive income (loss):
Foreign currency translation adjustments	150,021	(89,166)	103,342	1,532
Net unrealized derivative (loss) gain on cash flow hedges, net of tax	(41,967)	2,593	(27,380)	2,593
Net unrealized derivative (loss) gain on net investment hedges, net of tax	(23,903)	211	(6,649)	211
Other comprehensive income (loss)	84,151	(86,362)	69,313	4,336
Total comprehensive (loss) income	$(163,704)	$(148,164)	$(412,652)	$95,219

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2023	39,973,202	$400	$1,400,479	$—	$(555,895)	$(209,558)	$428	$635,854
Issuance of restricted stock and other stock awards	423,805	4	(2,778)	—	—	—	—	(2,774)
Share-based compensation	—	—	3,058	—	—	—	—	3,058
Settlement of consideration	86,368	1	(125)	—	—	—	—	(124)
Other	—	—	1,750	—	—	—	—	1,750
Other comprehensive loss	—	—	—	—	—	(14,045)	—	(14,045)
Net loss	—	—	—	—	(173,914)	—	—	(173,914)
Balance as of March 31, 2024	40,483,375	$405	$1,402,384	$—	$(729,809)	$(223,603)	$428	$449,805
Issuance of restricted stock and other stock awards	135,981	1	262	—	—	—	—	263
Share-based compensation	—	—	4,472	—	—	—	—	4,472
Other comprehensive loss	—	—	—	—	—	(793)	—	(793)
Net loss	—	—	—	—	(60,196)	—	—	(60,196)
Balance as of June 30, 2024	40,619,356	$406	$1,407,118	$—	$(790,005)	$(224,396)	$428	$393,551
Issuance of restricted stock and other stock awards	33,990	—	(103)	—	—	—	—	(103)
Share-based compensation	—	—	4,099	—	—	—	—	4,099
Other comprehensive income	—	—	—	—	—	84,151	—	84,151
Net loss	—	—	—	—	(247,855)	—	—	(247,855)
Balance as of September 30, 2024	40,653,346	$406	$1,411,114	$—	$(1,037,860)	$(140,245)	$428	$233,843

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2022	46,670,057	$466	$1,636,366	$—	$(535,373)	$(295,640)	$428	$806,247
Issuance of restricted stock and other stock awards	124,050	1	(1,332)	—	—	—	—	(1,331)
Share-based compensation	—	—	6,040	—	—	—	—	6,040
Retirement of treasury shares	—	(10)	(35,987)	19,753	16,244	—	—	—
Share repurchases	(1,026,343)	—	—	(19,753)	—	—	—	(19,753)
Other comprehensive income	—	—	—	—	—	52,073	—	52,073
Net income	—	—	—	—	178,336	—	—	178,336
Balance as of March 31, 2023	45,767,764	$457	$1,605,087	$—	$(340,793)	$(243,567)	$428	$1,021,612
Issuance of restricted stock and other stock awards	125,842	1	(495)	529	—	—	—	35
Share-based compensation	—	—	6,290	—	—	—	—	6,290
Retirement of treasury shares	—	(7)	(25,279)	10,176	14,805	—	—	(305)
Share repurchases	(748,502)	—	—	(10,705)	—	—	—	(10,705)
Issuance of MKF penny warrants	—	—	7,371	—	—	—	—	7,371
Penny warrants exercised	377,253	4	—	—	—	—	—	4
Settlement of consideration to SportCaller	103,656	1	1,883	—	—	—	—	1,884
Other comprehensive income	—	—	—	—	—	38,625	—	38,625
Net loss	—	—	—	—	(25,651)	—	—	(25,651)
Balance as of June 30, 2023	45,626,013	$456	$1,594,857	$—	$(351,639)	$(204,942)	$428	$1,039,160
Issuance of restricted stock and other stock awards	31,065	—	(180)	—	—	—	—	(180)
Share-based compensation	—	—	6,257	—	—	—	—	6,257
Retirement of treasury shares	—	—	(1,420)	601	813	—	—	(6)
Settlement of consideration - Bally’s Interactive	(40,451)	—	601	(601)	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(86,362)	—	(86,362)
Net loss	—	—	—	—	(61,802)	—	—	(61,802)
Balance as of September 30, 2023	45,616,627	$456	$1,600,115	$—	$(412,628)	$(291,304)	$428	$897,067

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net (loss) income	$(481,965)	$90,883
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	316,328	231,235
Non-cash lease expense	43,546	42,835
Share-based compensation	11,629	18,587
Impairment charges	12,757	9,653
Amortization of debt discount and debt issuance costs	8,730	8,482
Loss (gain) on sale-leaseback	150,000	(374,321)
Gain on extinguishment of debt	—	(4,044)
Deferred income taxes	(9,401)	59,774
Net (gain) loss on assets and liabilities measured at fair value	(12,474)	12
Loss (gain) on equity method investments	284	(5,344)
Change in value of commercial rights liabilities	10,615	(11,967)
Change in contingent consideration payable	264	1,024
Foreign exchange loss (gain)	26,447	(2,512)
Proceeds from interest rate contracts	11,042	—
Other operating activities	14,061	8,021
Changes in operating assets and liabilities	(25,685)	46,041
Net cash provided by operating activities	76,178	118,359
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	208	(93,451)
Proceeds from sale-leaseback	—	411,000
Proceeds from net investment hedges	3,274	—
Capital expenditures	(155,757)	(266,231)
Cash paid for capitalized software	(36,134)	(35,903)
Acquisition of gaming licenses	(1,657)	(10,150)
Other investing activities	(1,015)	(7,512)
Net cash used in investing activities	(191,081)	(2,247)
Cash flows from financing activities:
Issuance of long-term debt	310,000	198,000
Repayments of long-term debt	(309,588)	(245,208)
Deferred payables	81,666	—
Share repurchases	—	(30,458)
Other financing activities	(6,370)	(1,894)
Net cash provided by (used in) financing activities	75,708	(79,560)
Effect of foreign currency on cash and cash equivalents	4,472	(2,251)
Change in cash and cash equivalents and restricted cash held for sale	—	(1,648)
Net change in cash and cash equivalents and restricted cash	(34,723)	32,653
Cash and cash equivalents and restricted cash, beginning of period	315,262	265,184
Cash and cash equivalents and restricted cash, end of period	$280,539	$297,837

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$256,161	$196,975
Income taxes paid, net of refunds	9,342	15,842
Non-cash investing and financing activities:
Unpaid property and equipment	$23,083	$24,608
Unpaid internally developed software	2,040	1,769
Bally’s Chicago - gaming license payable	—	135,250
Bally’s Chicago - land development liability	—	46,802
Investment in GLP Capital, L.P.	—	14,412
Investment in RI Joint Venture	—	17,832
Net purchase consideration for acquisitions	—	55,933

	September 30,	December 31,
Reconciliation of cash and cash equivalents and restricted cash:	2024	2023
Cash and cash equivalents	$190,975	$163,194
Restricted cash	89,564	152,068
Total cash and cash equivalents and restricted cash	$280,539	$315,262

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
__________________________________
(1)    Includes Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(2)    Properties leased from Gaming and Leisure Properties, Inc. (“GLPI”). Refer to Note 15 “Leases” for further information.
(3)    Temporary casino facility as permanent casino resort is constructed. Site of future permanent casino resort is leased from GLPI.

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

Refer to Note 18 “Segment Reporting” for further information.

Agreement and Plan of Merger

On July 25, 2024, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with SG Parent LLC, a Delaware limited liability company (“Parent”), The Queen Casino & Entertainment, Inc., a Delaware corporation and affiliate of Parent (“Queen”), Epsilon Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub I”), Epsilon Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub II”, and together with the Company and Merger Sub I, the “Company Parties”), and, solely for purposes of specified provisions thereof, SG CQ Gaming LLC, a Delaware limited liability company (“SG Gaming” and together with Parent and Queen, the “Buyer Parties”).

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Merger Agreement provides, among other things and on the terms and subject to the conditions therein, in connection with the closing of the transaction, (i) SG Gaming will contribute to the Company all shares of common stock of Queen that it owns (the “Queen Share Contribution”) in exchange for 26,909,895 shares of common stock of the Company (“Company Common Stock”) based on a 2.45368905950 share exchange ratio, (ii) the Company will issue approximately 3,542,205 shares of Company Common Stock to the other stockholders of Queen, (iii) immediately thereafter, Merger Sub I will merge into the Company (the “Company Merger”), with the Company surviving the Company Merger and (iv) immediately thereafter, Merger Sub II will merge into Queen (the “Queen Merger,” and together with the Company Merger, the “Mergers”), with Queen surviving the Queen Merger as a direct, wholly owned subsidiary of the Company.

The transaction is expected to close in the first calendar quarter of 2025, subject to the satisfaction of closing conditions contained in the Merger Agreement, including approval of the Company Merger by (a) the affirmative vote of the holders of a majority of all of the outstanding shares of Company Common Stock entitled to vote; (b) the affirmative vote of the holders of a majority of the outstanding shares of Company Common Stock held by the unaffiliated stockholders of the Company entitled to vote; (c) the expiration of any waiting period applicable to the consummation of the Queen Share Contribution or Mergers under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which has occurred) and (d) receipt of specified gaming approvals by the Company and Queen (as defined in the Merger Agreement). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s Common Stock issued and outstanding immediately prior to the Effective Time (other than shares of common stock owned by (i) the Company or any of its wholly owned subsidiaries, (ii) Parent or any of Parent’s affiliates, (iii) by holders exercising statutory appraisal rights; (iv) by SG Gaming following the Queen Share Contribution; or (v) by holders who have elected to have such shares remain issued and outstanding following the Company Merger (a “Rolling Share Election”)) will be converted into the right to receive cash consideration equal to $18.25 per share of common stock (the “Per Share Price”). Each holder of shares of Company Common Stock (other than the Company or its subsidiaries) will have the option to make a Rolling Share Election.

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

The foregoing descriptions of the Merger, the Merger Agreement, and the transactions contemplated thereby are not complete and are subject to and qualified in their entirety by the full text of the Merger Agreement, which is attached as an exhibit to, and described in, the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2024, and amendments thereto were attached as an exhibit to, and described in, the Company’s Current Reports on Forms 8-K filed with the SEC on August 28, 2024 and October 1, 2024, respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Concurrently with the execution of the Merger Agreement, the Company and Parent entered into support agreements with Standard RI Ltd. (“SRL”) (the “SG Support Agreement”), SBG Gaming, LLC, a designated subsidiary of Sinclair (“SBG”) (the “SBG Support Agreement”), and Noel Hayden (the “Hayden Support Agreement”), each dated as of July 25, 2024 (collectively, the “Support Agreements”), pursuant to which each of them agreed, among other things, to vote their shares of Company Common Stock to adopt and approve the Merger Agreement and the other transactions contemplated by the Merger Agreement and to make a Rolling Share Election with respect to all shares of Company Common Stock owned or acquired by them, if any, including via the exercise of outstanding options or warrants. In addition, with respect to the SBG Support Agreement, the Company and SBG agreed that SBG would waive the right to receive the Per Share Price as the result of any exercise of performance warrants or options held by SBG. The SBG Support Agreement provides also that, simultaneously with the consummation of the transactions contemplated by the Merger Agreement, SBG will deliver to the Company the options it previously acquired from the Company to purchase 1,639,669 shares of Company Common Stock at prices between $30.00 and $45.00 per share for cancellation and retirement and in exchange therefor, the Company will issue to SBG warrants to purchase 384,536 shares of Company Common Stock containing terms substantially similar to the terms set forth in certain warrants currently held by SBG.

The foregoing descriptions of the Support Agreements are not complete and are subject to and qualified in their entirety by reference to each of the SG Support Agreement, SBG Support Agreement and Hayden Support Agreement, each of which is attached as an exhibit to, and described in, the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2024.

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

Equity Method Investments

On January 1, 2023, the Company and International Game Technology PLC (“IGT”) contributed certain tangible assets and leases to Rhode Island VLT Company, LLC (the “RI Joint Venture”) in exchange for equity interests of the RI Joint Venture. The Company contributed video lottery terminals (“VLTs”) and player tracking equipment to the joint venture for a 40% equity interest of the RI Joint Venture. The 40% ownership in the joint venture qualifies for equity method accounting. In addition to this joint venture, the Company also has other investments in unconsolidated subsidiaries, which are accounted for using equity method accounting. The Company records its share of net income or loss within “Other non-operating (expense) income, net” in the condensed consolidated statements of operations. For the three months ended September 30, 2024 and 2023, the Company recorded (loss) income from equity method investments of $(1.1) million and $2.3 million, respectively, and for the nine months ended September 30, 2024 and 2023, the Company recorded (loss) income from equity method investments of $(0.3) million and $5.3 million, respectively.

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

Management has analyzed and concluded that Breckenridge Curacao B.V. (“Breckenridge”) is a VIE because it does not have sufficient equity investment at risk. The Company has determined that it is the primary beneficiary and consolidates the VIE because (a) although the Company does not control all decisions of Breckenridge, the Company has the power to direct the activities of Breckenridge that most significantly impact its economic performance through various contracts with the entity and (b) the nature of these agreements between Breckenridge and the Company provides the Company with the obligation to absorb losses and the right to receive benefits based on fees that are based upon off-market rates and commensurate to the level of services provided. The Company receives significant benefits in the form of fees that are not at market and commensurate to the level of services provided. As a result, the Company consolidates all of the assets, liabilities and results of operations of Breckenridge and its subsidiaries in the accompanying condensed consolidated financial statements. As of September 30, 2024 and December 31, 2023, Breckenridge had total assets of $166.6 million and $161.3 million, respectively, and total liabilities of $96.8 million and $87.7 million, respectively. Breckenridge had revenues of $40.9 million and $71.5 million for the three months ended September 30, 2024 and 2023, respectively, and $149.4 million and $232.0 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash includes player deposits, payment service provider deposits, cash collateral in connection with amounts previously due to the Chicago Tribune (refer to Note 8 “Property and Equipment”), and VLT and table games related cash payables to certain states where we operate, which are unavailable for the Company’s use.

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Amounts due from Rhode Island and Delaware(1)	$14,177	$13,028
Gaming receivables	20,810	26,127
Non-gaming receivables	32,263	37,221
Accounts receivable	67,250	76,376
Less: Allowance for credit losses	(6,277)	(6,048)
Accounts receivable, net	$60,973	$70,328
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

During the three and nine months ended September 30, 2024, the Company borrowed $82.5 million and $184.8 million, respectively, under these deferred payable arrangements and during the three and nine months ended September 30, 2024 repaid $61.7 million and $103.1 million, respectively. Amounts outstanding under these deferred payable arrangements were $84.1 million as of September 30, 2024 and are included in “Accrued and other current liabilities” on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2024, the Company incurred $1.7 million and $3.9 million of interest expense, respectively, under these arrangements. These arrangements were not utilized by the Company during the three and nine months ended September 30, 2023.

Gaming Expenses

Gaming expenses include, among other things, payroll costs and expenses associated with the operation of VLTs, slots and table games, including gaming taxes payable to jurisdictions in which the Company operates outside of Rhode Island and Delaware, and marketing costs directly associated with the Company’s iGaming products and services. These marketing expenses are included within Gaming expenses in the condensed consolidated statements of operations and were $39.4 million and $43.6 million for the three months ended September 30, 2024 and 2023, respectively, and $132.6 million and $137.3 million for the nine months ended September 30, 2024 and 2023, respectively. Gaming expenses also include racing expenses comprised of payroll costs, off track betting (“OTB”) commissions and other expenses associated with the operation of live racing and simulcasting.

Advertising Expense

The Company expenses advertising costs as incurred. For the three months ended September 30, 2024 and 2023, advertising expense was $3.5 million and $5.6 million, respectively, and for the nine months ended September 30, 2024 and 2023, advertising expense was $13.2 million and $14.2 million, respectively. Advertising costs are included in “General and administrative” on the condensed consolidated statements of operations.

Share-Based Compensation

The Company recognized total share-based compensation expense of $4.1 million and $6.3 million for the three months ended September 30, 2024 and 2023, respectively, and $11.6 million and $18.6 million for the nine months ended September 30, 2024 and 2023, respectively. The total income tax benefit for share-based compensation arrangements was $1.1 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, and $3.0 million and $4.9 million for the nine months ended September 30, 2024 and 2023, respectively.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company accounted for this relationship as an asset acquisition in accordance with the “Acquisition of Assets Rather Than a Business” subsections of ASC 805-50, Business Combinations—Related Issues, using a cost accumulation model. The total intangible asset (“Commercial rights intangible asset”) represents the present value of the naming rights fees and other consideration, including the fair value of the warrants and options, and an estimate of the tax-sharing payments, each explained below. The Commercial rights intangible asset, net of accumulated amortization, was $202.6 million and $225.9 million as of September 30, 2024 and December 31, 2023, respectively. Amortization was $7.8 million and $7.7 million for the three months ended September 30, 2024 and 2023, respectively, and $23.4 million and $23.2 million for the nine months ended September 30, 2024 and 2023, respectively. Refer to Note 9 “Goodwill and Intangible Assets” for further information.

The present value of the naming rights fees was recorded as part of intangible assets, with a corresponding liability, which was accreted through interest expense. As of December 31, 2023, the total value of the liability was $57.7 million, with $8.0 million recorded within “Accrued and other current liabilities” related to the short-term portion of the liability, and $49.7 million related to the long-term portion of the liability reflected as “Commercial rights liability” in the condensed consolidated balance sheets. Accretion expense reported in “Interest expense, net” in our condensed consolidated statements of operations was $1.1 million and $3.3 million for the three and nine months ended September 30, 2023, respectively. In the first quarter of 2024, the Company’s obligation to pay Diamond for the naming rights terminated upon the bankruptcy court’s approval of certain settlement terms, which the court approved on March 1, 2024. Refer to Note 17 “Commitments and Contingencies” for further information.

Under the Framework Agreement, the Company issued to SBG (i) an immediately exercisable warrant to purchase up to 4,915,726 shares of the Company at an exercise price of $0.01 per share (“the Penny Warrants”), (ii) a warrant to purchase up to a maximum of 3,279,337 additional shares of the Company at a price of $0.01 per share subject to the achievement of various performance metrics (the “Performance Warrants”), and (iii) an option to purchase up to 1,639,669 additional shares in four tranches with purchase prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing (the “Options”). The exercise and purchase prices and the number of shares issuable upon exercise of the warrants and options are subject to customary anti-dilution adjustments. Refer to Note 1 “General Information” for further information.

The Penny Warrants and Options are equity classified instruments under ASC 815, Derivatives and Hedging (“ASC 815”). The fair value of the Penny Warrants approximates the fair value of the underlying shares and was $150.4 million on November 18, 2020 at issuance, and was recorded to “Additional paid-in-capital” in the condensed consolidated balance sheets, with an offset to the Commercial rights intangible asset.

The Performance Warrants are accounted for as a derivative liability because the underlying performance metrics represent an adjustment to the settlement amount that is not indexed to the Company’s own stock and thus equity classification is precluded under ASC 815. Refer to Note 11 “Fair Value Measurements” for further information.

Under the Framework Agreement, the Company agreed to share 60% of the tax benefits it realizes from the Penny Warrants, Options, Performance Warrants and other related payments. Changes in the estimate of the tax benefit to be realized and tax rates in effect at the time, among other changes, are treated as an adjustment to the intangible asset. The liability for these obligations was $18.8 million and $19.1 million as of September 30, 2024 and December 31, 2023, respectively, and is reflected in “Commercial rights liabilities” within our condensed consolidated balance sheets.

Provision for Income Taxes

During the nine months ended September 30, 2024 and 2023, the Company recorded a benefit for income tax of $3.7 million, at an effective year to date tax rate of 0.8% and a provision for income tax of $153.0 million, at an effective year to date tax rate of 62.7%, respectively. The 2024 year to date effective tax rate differed from the US federal statutory tax rate of 21%, creating a benefit for income tax on the Company’s Loss before income taxes, largely due to an increase in the valuation allowance, entirely offset by discrete tax asset related to the sale-leaseback transaction involving the real estate underlying the Bally’s Chicago project. The 2023 year to date effective tax rate was higher than the US federal statutory tax rate of 21%, largely due to an increase in the valuation allowance and a tax liability for a discrete item related to the deferred gain on sale-leaseback transactions in Mississippi and Rhode Island.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.    CONSOLIDATED FINANCIAL INFORMATION

General and Administrative Expense

Amounts included in General and administrative for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Advertising, general and administrative	$267,342	$210,576	$725,754	$655,341
Acquisition and integration	7,319	19,595	18,016	46,480
Restructuring charges, net	(1,068)	411	17,921	20,673
Impairment charges(1)	—	—	12,757	9,653
Total general and administrative	$273,593	$230,582	$774,448	$732,147
__________________________________
(1)    Includes impairment charges on long-lived assets within the International Interactive segment in the second quarter of 2024 and impairment charges related to assets held-for-sale within the North America Interactive segment in 2023.

Other Non-Operating (Expense) Income, Net

Amounts included in Other non-operating (expense) income, net for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Change in value of commercial rights liabilities	$(16,932)	$4,676	$(10,615)	$11,967
Net (loss) income from equity method investments	(1,073)	2,254	(284)	5,344
Gain on extinguishment of debt	—	—	—	4,044
Foreign exchange (loss) gain	(30,246)	8,459	(26,447)	2,512
Other, net	(1,603)	139	(1,024)	1,082
Total other non-operating (expense) income, net	$(49,854)	$15,528	$(38,370)	$24,949

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The estimated retail value related to goods and services provided to customers without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Hotel	$22,697	$26,367	$63,603	$72,925
Food and beverage	21,467	21,604	61,982	60,901
Retail, entertainment and other	2,517	3,185	7,387	8,196
	$46,681	$51,156	$132,972	$142,022
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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables provide a disaggregation of revenue by segment (in thousands):

Three Months Ended September 30, 2024	Casinos & Resorts	International Interactive	North America Interactive	Total
Gaming	$256,234	$228,693	$38,979	$523,906
Non-gaming:
Hotel	41,672	—	—	41,672
Food and beverage	35,403	—	—	35,403
Retail, entertainment and other	20,049	2,244	6,700	28,993
Total non-gaming revenue	97,124	2,244	6,700	106,068
Total revenue	$353,358	$230,937	$45,679	$629,974
Three Months Ended September 30, 2023
Gaming	$245,687	$240,577	$22,631	$508,895
Non-gaming:
Hotel	56,728	—	—	56,728
Food and beverage	39,438	—	—	39,438
Retail, entertainment and other	17,173	3,307	6,936	27,416
Total non-gaming revenue	113,339	3,307	6,936	123,582
Total revenue	$359,026	$243,884	$29,567	$632,477
Nine Months Ended September 30, 2024
Gaming	$762,197	$687,109	$115,408	$1,564,714
Non-gaming:
Hotel	118,026	—	—	118,026
Food and beverage	103,478	—	—	103,478
Retail, entertainment and other	55,037	7,907	20,951	83,895
Total non-gaming revenue	276,541	7,907	20,951	305,399
Total revenue	$1,038,738	$695,016	$136,359	$1,870,113
Nine Months Ended September 30, 2023
Gaming	$709,812	$720,925	$58,349	$1,489,086
Non-gaming:
Hotel	155,451	—	—	155,451
Food and beverage	108,270	—	—	108,270
Retail, entertainment and other	47,441	16,305	20,850	84,596
Total non-gaming revenue	311,162	16,305	20,850	348,317
Total revenue	$1,020,974	$737,230	$79,199	$1,837,403

Contract Assets and Contract Related Liabilities

The Company’s receivables related to contracts with customers are primarily comprised of marker balances, interactive platform business-to-business service receivables, other amounts due from gaming activities, amounts due for hotel stays and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers were $30.8 million and $38.5 million as of September 30, 2024 and December 31, 2023, respectively.

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

Unpaid wagers include the Company’s outstanding chip liability and unpaid slot, pari-mutuel and sports betting tickets.

Liabilities related to contracts with customers as of September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Unpaid wagers	$33,815	$20,481
Advanced deposits from customers	30,640	29,052
Loyalty programs	12,726	16,803
Total	$77,181	$66,336

The Company recognized $7.1 million and $10.0 million of revenue related to loyalty program redemptions for the three months ended September 30, 2024 and 2023, respectively, and $22.6 million and $27.7 million of revenue related to loyalty program redemptions for the nine months ended September 30, 2024 and 2023, respectively.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the Casinos & Resorts acquisition as of September 30, 2024:

Bally’s Golf Links
(in thousands)	Final(2)
Total current assets	$1,108
Property and equipment, net	505
Intangible assets, net(1)	6,500
Other assets	2,000
Goodwill	103,824
Total current liabilities	(345)
Total purchase price	$113,592
__________________________________
(1)    Bally’s Golf Links’ intangible assets include a concessionaire license of $6.5 million, which is being amortized over its estimated useful life of approximately 12 years.
(2)    The Company recorded adjustments to the preliminary purchase price allocation during the nine months ended September 30, 2024 which decreased Goodwill and the total purchase price by $0.2 million.

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

The Company incurred $0.2 million of acquisition costs related to the above Casinos & Resorts acquisition during the nine months ended September 30, 2024 and $0.5 million during the three and nine months ended September 30, 2023. These costs are included within “General and administrative” of the condensed consolidated statements of operations.

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
(2)    The Company did not record adjustments to the preliminary purchase price allocation during the nine months ended September 30, 2024.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company incurred $1.2 million of acquisition costs related to the above International Interactive acquisition during the nine months ended September 30, 2023. There were no acquisition costs related to the International Interactive acquisition during the three months ended September 30, 2023 or three and nine months ended September 30, 2024. These costs are included within “General and administrative” of the condensed consolidated statements of operations.

7.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2024 and December 31, 2023, prepaid expenses and other current assets was comprised of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Services and license agreements	$44,145	$32,466
Gaming taxes and licenses	14,216	9,309
Prepaid marketing	12,306	8,685
Purse funds	9,416	6,404
Sales tax	6,375	7,565
Due from payment service providers	6,069	12,662
Short term derivative assets	5,161	9,530
Prepaid insurance	2,009	12,181
Other	7,544	9,294
Total prepaid expenses and other current assets	$107,241	$108,096

8.    PROPERTY AND EQUIPMENT

As of September 30, 2024 and December 31, 2023, property and equipment was comprised of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Land and improvements	$53,937	$401,208
Building and improvements	689,151	673,071
Equipment	289,405	264,398
Furniture and fixtures	69,808	68,746
Construction in process	134,102	73,810
Total property, plant and equipment	1,236,403	1,481,233
Less: Accumulated depreciation	(440,912)	(306,345)
Property and equipment, net	$795,491	$1,174,888

Depreciation expense relating to property and equipment was $19.3 million and $20.2 million for the three months ended September 30, 2024 and 2023, respectively, and $138.6 million and $57.8 million for the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense during the nine months ended September 30, 2024 included $80.1 million of accelerated depreciation related to the closure of the Tropicana Las Vegas property on April 2, 2024. Refer to Note 13 “Restructuring Expense” for further information. The Company recorded capitalized interest of $1.9 million and $2.9 million during the three months ended September 30, 2024 and 2023, respectively, and $5.9 million and $7.9 million during the nine months ended September 30, 2024 and 2023, respectively.

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

In the third quarter of 2024, as the result of a lease modification event, the Company derecognized $350.0 million of land relating to the site of the future Bally’s Chicago permanent facility. Refer to Note 15 “Leases” for further information.

9.    GOODWILL AND INTANGIBLE ASSETS

The change in intangible assets, net for the nine months ended September 30, 2024 is as follows (in thousands):

Intangible assets, net as of December 31, 2023	$1,871,428
Effect of foreign exchange	28,200
Internally developed software	36,283
Other intangibles acquired	2,127
Less: Amortization of intangible assets	(177,777)
Intangible assets, net as of September 30, 2024	$1,760,261

The Company’s identifiable intangible assets consist of the following:

	September 30, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Commercial rights - Sinclair(1)	$315,847	$(113,275)	$202,572
Trade names	38,047	(20,938)	17,109
Hard Rock license	8,000	(2,485)	5,515
Customer relationships	1,005,459	(432,885)	572,574
Developed technology	277,147	(118,756)	158,391
Internally developed software	98,864	(22,884)	75,980
Gaming licenses	46,771	(17,983)	28,788
Other	11,591	(4,904)	6,687
Total amortizable intangible assets	1,801,726	(734,110)	1,067,616

Intangible assets not subject to amortization:
Gaming licenses	586,971	—	586,971
Trade names	104,341	—	104,341
Other	1,333	—	1,333
Total unamortizable intangible assets	692,645	—	692,645
Total intangible assets, net	$2,494,371	$(734,110)	$1,760,261
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
__________________________________
(2)    See note (1) above.

Amortization of intangible assets was approximately $58.5 million and $57.3 million for the three months ended September 30, 2024 and 2023, respectively, and $177.8 million and $173.4 million for the nine months ended September 30, 2024 and 2023, respectively.

The following table reflects the remaining amortization expense associated with the finite-lived intangible assets as of September 30, 2024:

(in thousands)
Remaining 2024	$61,246
2025	243,082
2026	241,276
2027	240,385
2028	186,318
Thereafter	95,309
Total	$1,067,616

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In the third quarter of 2024, the Company settled $500.0 million of notional interest rate collars and received $3.9 million in termination payments, reflecting the fair value on the settlement date. The fair value on the settlement date is recorded as a component of accumulated other comprehensive income (loss), which will be reclassified into “Interest expense, net” in the condensed consolidated statements of operations in the same period in which the hedged interest payments associated with the Company’s borrowings are recorded. Additionally, the Company simultaneously entered into a series of interest rate contracts in a notional aggregate amount of $1.00 billion, to further manage the Company’s exposure to interest rate movements associated with the Company’s variable rate Term Loan Facility through its synthetic conversion to fixed rate debt. The tenor of these contracts were matched with the maturity of the Term Loan Facility tranche maturing on October 1, 2028.

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

The following tables summarize the Company’s net investment hedges as of September 30, 2024 and December 31, 2023 (in thousands):

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

The following table summarizes the Company’s cash flow hedges as of September 30, 2024 and December 31, 2023 (in thousands):

		September 30, 2024			December 31, 2023
Cash Flow Hedges	Index	Notional Amount	Cap	Floor	Notional Amount	Cap	Floor(1)
Interest rate contracts - swaps	US - SOFR	$1,500,000	—	—	$500,000	—	—
Interest rate contracts - collars	US - SOFR	$—	—	—	$500,000	4.25%	3.22%
__________________________________
(1)    Weighted average rate.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.    FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		September 30, 2024
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$190,975	$—	$—
Restricted cash	Restricted cash	89,564	—	—
Convertible loans	Other assets	—	—	4,321
Investments in equity securities	Other assets	2,440	—	—
Investment in GLPI partnership	Other assets	—	14,748	—
Derivative assets designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other current assets	—	95	—
Interest rate contracts	Other assets	—	—	—
Cross currency swaps	Prepaid expenses and other current assets	—	5,066	—
Cross currency swaps	Other assets	—	3,906	—
Total derivative assets at fair value		—	9,067	—
Total assets		$282,979	$23,815	$4,321
Liabilities:
Contingent consideration	Other long-term liabilities	$—	$—	$58,844
Derivative liabilities not designated as hedging instruments:
Sinclair Performance Warrants	Commercial rights liabilities	—	—	55,318
Derivative liabilities designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	—	3,570	—
Interest rate contracts	Other long-term liabilities	—	52,452	—
Cross currency swaps	Accrued and other current liabilities	—	4,005	—
Cross currency swaps	Other long-term liabilities	—	44,429	—
Total derivative liabilities at fair value		—	104,456	55,318
Total liabilities		$—	$104,456	$114,162

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		December 31, 2023
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$163,194	$—	$—
Restricted cash	Restricted cash	152,068	—	—
Convertible loans	Other assets	—	—	4,115
Investments in equity securities	Other assets	3,409	—	—
Investment in GLPI partnership	Other assets	—	14,146	—
Derivative assets designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other current assets	—	5,356	—
Cross currency swaps	Prepaid expenses and other current assets	—	4,174	—
Cross currency swaps	Other assets	—	6,477	—
Total derivative assets at fair value		—	16,007	—
Total assets		$318,671	$30,153	$4,115
Liabilities:
Contingent consideration	Other long-term liabilities	$—	$—	$58,580
Derivatives not designated as hedging instruments
Sinclair Performance Warrants	Commercial rights liabilities	—	—	44,703
Derivative liabilities designated as hedging instruments:
Interest rate contracts	Other long-term liabilities	—	21,492	—
Cross currency swaps	Accrued and other current liabilities	—	1,225	—
Cross currency swaps	Other long-term liabilities	—	29,376	—
Total derivative liabilities at fair value		—	52,093	44,703
Total liabilities		$—	$52,093	$103,283

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities:

(in thousands)	Sinclair Performance Warrants	Contingent Consideration	Convertible Loans
Beginning as of December 31, 2023	$44,703	$58,580	$4,115
Change in fair value	—	(1,835)	(33)
Ending as of March 31, 2024	$44,703	$56,745	$4,082
Change in fair value	(6,317)	1,040	4
Ending as of June 30, 2024	$38,386	$57,785	$4,086
Change in fair value	16,932	1,059	235
Ending as of September 30, 2024	$55,318	$58,844	$4,321

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	Sinclair Performance Warrants	Contingent Consideration	Convertible Loans
Beginning as of December 31, 2022	$36,987	$8,220	$10,212
Additions in the period (acquisition fair value)	—	—	500
Change in fair value	267	1,241	126
Ending as of March 31, 2023	$37,254	$9,461	$10,838
Additions in the period (acquisition fair value)	—	—	500
Reductions in the period	—	(9,292)	—
Change in fair value	(7,558)	(169)	136
Ending as of June 30, 2023	$29,696	$—	$11,474
Additions in the period (acquisition fair value)	—	58,580	500
Change in fair value	(4,676)	—	(1,289)
Ending as of September 30, 2023	$25,020	$58,580	$10,685

The gains (losses) recognized in the condensed consolidated statements of operations for derivative instruments during the three and nine months ended September 30, 2024 and 2023 are as follows:

	Condensed Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2024	2023	2024	2023
Derivatives not designated as hedging instruments
Sinclair Performance Warrants	Other non-operating (expense) income, net	$(16,932)	$4,676	$(10,615)	$11,967
Derivatives designated as hedging instruments
Interest rate contracts	Interest expense, net	$(3,983)	$(443)	$(9,678)	$(443)
Cross currency swaps	Interest expense, net	(634)	(388)	(3,170)	(388)

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contingent Consideration

Contingent consideration related to acquisitions is recorded at fair value as a liability on the acquisition date and subsequently remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The remeasurements are based primarily on the expected probability of achievement of the contingency targets which are subject to management’s estimates. These changes in fair value are recognized within “Other non-operating (expense) income, net” of the condensed consolidated statements of operations.

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

In connection with the acquisition of Bally’s Golf Links on September 12, 2023, the Company recorded contingent consideration, which was valued at $58.8 million as of September 30, 2024. Refer to Note 6 “Business Combinations” for further information.

Convertible Loans

The Company has certain agreements with vendors to provide a portfolio of games to its customers. Pursuant to these agreements, the Company has issued loans to its vendors and has an option to convert the loans to shares of the vendors’ equity, exercisable within a specified time period. The Company recorded instruments within “Other assets” at their fair value. The fair value of the loans to vendors have share values based on unobservable inputs and are classified within Level 3 of the hierarchy, with changes to fair value included within “Other non-operating (expense) income, net” of the condensed consolidated statements of operations.

Investments in Equity Securities

The Company has a long-term investment in an unconsolidated entity which it accounts for under the equity method of accounting. The Company has elected the fair value option allowed by ASC 825, Financial Instruments, with respect to this investment. Under the fair value option, the investment is remeasured at fair value at each reporting period through earnings. The Company measures fair value using quoted prices in active markets that are classified within Level 1 of the hierarchy, with changes to fair value included within “Other non-operating (expense) income, net” of the condensed consolidated statements of operations.

Investment in GLPI Partnership

The Company holds a limited partnership interest in GLP Capital, L.P., the operating partnership of GLPI. The investment is reported at fair value based on Level 2 inputs, with changes to fair value included within “Other non-operating (expense) income, net” of the condensed consolidated statements of operations.

Long-Term Debt

The fair value of the Company’s Term Loan Facility and senior notes are estimated based on quoted prices in active markets and are classified as Level 1 measurements. The fair value of the Revolving Credit Facility approximates its carrying amount as it is revolving, variable rate debt, and is also classified as a Level 1 measurement. In the table below, the carrying amounts of the Company’s long-term debt are net of debt issuance costs and debt discounts. Refer to Note 14 “Long-Term Debt” for further information.

	September 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$1,861,903	$1,809,739	$1,871,330	$1,888,100
5.625% Senior Notes due 2029	737,988	559,687	736,447	596,250
5.875% Senior Notes due 2031	721,047	504,394	719,858	570,544

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.    ACCRUED AND OTHER CURRENT LIABILITIES
As of September 30, 2024 and December 31, 2023, accrued and other current liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Diamond Sports Group non-cash liability(1)	$202,572	$144,883
Gaming liabilities	198,592	177,557
Compensation	74,828	83,112
Interest payable	45,608	66,587
Bally’s Chicago - land development liability	—	47,739
Other	190,305	131,841
Total accrued and other current liabilities	$711,905	$651,719
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

On January 29, 2024, the Company announced that it will cease its operations at the Tropicana Las Vegas on April 2, 2024 in order to redevelop the site with a state-of-the-art integrated resort and ballpark. As a result of the closure, the Company incurred restructuring charges representing employee-related severance costs and accelerated depreciation of certain property and equipment.

The components of restructuring charges by segment for the three and nine months ended September 30, 2024 and 2023 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Severance and employee related benefits(1)
Casinos & Resorts	$34	$—	$20,037	—
International Interactive	(849)	325	(794)	11,252
North America Interactive	(253)	86	(1,732)	7,733
Other	—	—	410	1,688
Total severance and employee related benefits	(1,068)	411	17,921	20,673
Accelerated depreciation expense(2)	—	—	80,117	—
Total restructuring charges	$(1,068)	411	98,038	20,673
__________________________________
(1)    Included within “General and administrative” of the condensed consolidated statements of operations.
(2)    Included within “Depreciation and amortization” of the Casinos & Resorts reportable segment within the condensed consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The changes in the Company’s restructuring related liabilities for the nine months ended September 30, 2024 is as follows:

(in thousands)
Balance as of December 31, 2023	$5,291
Charges, net	17,921
Payments	(22,370)
Effect of foreign exchange	(842)
Balance as of September 30, 2024	$—

The restructuring liability as of September 30, 2024 and December 31, 2023 is included within “Accrued and other current liabilities” on the condensed consolidated balance sheets.

14.    LONG-TERM DEBT

As of September 30, 2024 and December 31, 2023, long-term debt consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Term Loan Facility(1)	$1,891,513	$1,906,100
Revolving Credit Facility	350,000	335,000
5.625% Senior Notes due 2029	750,000	750,000
5.875% Senior Notes due 2031	735,000	735,000
Less: Unamortized original issue discount	(20,778)	(23,756)
Less: Unamortized deferred financing fees	(34,797)	(39,709)
Long-term debt, including current portion	3,670,938	3,662,635
Less: Current portion of Term Loan and Revolving Credit Facility	(19,450)	(19,450)
Long-term debt, net of discount and deferred financing fees, excluding current portion	$3,651,488	$3,643,185
__________________________________
(1)    The Company has a series of interest rate derivatives to synthetically convert $1.0 billion notional of the Company’s variable rate Term Loan Facility into fixed rate debt, and a series of cross currency swap derivatives to synthetically convert $500.0 million and $200.0 million notional of the Company’s USD denominated Term Loan Facility into fixed rate EUR and GBP denominated debt, respectively, through its maturity in 2028. Refer to Note 10 “Derivative Instruments” for further information.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the nine months ended September 30, 2023, the Company repurchased and retired $15.0 million of the 2031 Notes at a weighted average price of 70.80% of the principal. In connection with the repurchase of these 2031 Notes, the Company recorded a gain on extinguishment of debt of $4.0 million recorded within “Other non-operating (expense) income, net” in the condensed consolidated statements of operations.

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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. As of September 30, 2024, the Company was in compliance with all such covenants.

In an effort to mitigate the interest rate risk associated with the Company’s variable rate credit facilities, the Company utilizes interest rate and cross currency swap derivative instruments. Refer to Note 10 “Derivative Instruments” for further information.

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

The Company had total operating lease liabilities of $1.37 billion and $1.20 billion as of September 30, 2024 and December 31, 2023, respectively, and right of use assets of $1.26 billion and $1.16 billion as of September 30, 2024 and December 31, 2023, respectively, which were included in the condensed consolidated balance sheets.

GLPI Leases

As of September 30, 2024, the Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties are leased under the terms of a master lease agreement (the “Master Lease”) with GLPI. All GLPI leases are accounted for as operating leases within the provisions of ASC 842, Leases (“ASC 842”), over the lease term or until a re-assessment event occurs. The Master Lease has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $100.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of September 30, 2024.

On January 3, 2023, the Company completed a transaction with GLP Capital, L.P (“GLP”)., an affiliate of GLPI, related to the land and real estate assets of Bally’s Tiverton and Hard Rock Biloxi for total consideration of $625.4 million. The transaction was structured as a tax-free capital contribution and a substantial portion of the proceeds was used to reduce the Company’s debt. These properties were added to the Master Lease, increasing minimum annual payments by $48.5 million. During the nine months ended September 30, 2023, the Company recorded a gain of $374.3 million representing the difference in the transaction price and the derecognition of assets. This gain is reflected as “Loss (gain) on sale-leaseback, net” in the condensed consolidated statements of operations.

In addition to the properties under the Master Lease explained above, the Company leases land associated with Tropicana Las Vegas under a ground lease established with GLPI in 2022. This lease has an initial term of 50 years, with the possibility of extending up to 99 years through renewal options. Annual rent under the lease is $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. As of September 30, 2024, the renewal options are not considered reasonably certain to be exercised. During the third quarter, the Company modified the lease and GLPI paid $48.6 million to the Company to fund the demolition of the building at the Tropicana Las Vegas site in exchange for an increase in annual rent of $4.1 million, also subject to a minimum 1% annual increase or greater based on CPI. This lease modification did not change the lease classification. The cash received is treated as a lessor incentive, leading to an adjustment in the Right of Use asset for the total funding amount. Upon modification, the Lease Liability and Right of Use asset were adjusted to reflect the present value of the increased future lease payment.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Components of lease expense, included within “General and administrative” in the condensed consolidated statements of operations, for operating leases during the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating leases:
Operating lease cost	$38,847	$37,695	$113,135	$111,470
Variable lease cost	3,216	2,668	8,825	7,503
Operating lease expense	42,063	40,363	121,960	118,973
Short-term lease expense	5,950	3,642	17,438	9,753
Total lease expense	$48,013	$44,005	$139,398	$128,726

Supplemental cash flow and other information related to operating leases for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$33,686	$32,552	$98,191	$97,544
Right of use assets obtained in exchange for operating lease liabilities	$192,085	$1,748	$192,716	$405,407
Derecognition of financing obligation	$(200,000)	$—	$(200,000)	$—

	September 30, 2024	December 31, 2023
Weighted average remaining lease term	28.7 years	17.6 years
Weighted average discount rate	8.3%	7.5%
As of September 30, 2024, future minimum lease payments under noncancelable operating leases are as follows:

(in thousands)	September 30, 2024
Remaining 2024	$45,280
2025	163,500
2026	163,310
2027	157,982
2028	160,063
Thereafter	3,476,622
Total lease payments	4,166,757
Less: present value discount	(2,798,523)
Lease obligations	$1,368,234

Future minimum lease payments disclosed in the table above include $87.7 million related to extension options that are reasonably certain of being exercised. The table above does not include $6.5 million of payments for leases signed but not yet commenced as of September 30, 2024.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Financing Obligation

Bally’s Chicago Operating Company, LLC., an indirect wholly-owned subsidiary of the Company, entered into a ground lease for the land on which Bally’s Chicago will be built, which was accounted for as a financing obligation in accordance with ASC 470, Debt, as the transaction did not qualify as a sale under ASC 842. The lease commenced November 18, 2022 and had a 99-year term followed by ten separate 20-year renewals at the Company’s option.

The Company recorded land within “Property and equipment, net” of $200.0 million with a corresponding liability within “Long-term portion of financing obligation” of $200.0 million on its condensed consolidated balance sheets as of December 31, 2023. All lease payments were recorded as interest expense and there was no reduction to the financing obligation. Bally’s Chicago made cash payments, and recorded corresponding interest expense of $3.1 million and $4.3 million during the three months ended September 30, 2024 and 2023, respectively, and $12.4 million and $13.0 million during the nine months ended September 30, 2024 and 2023, respectively.

In the third quarter of 2024, GLP acquired the real estate underlying the Bally’s Chicago project, for which the Company was subject to the financing obligation, and assumed the existing lease. The lease with GLP was amended in the third quarter, creating a lease modification event whereby the land components previously classified as a financing obligation were reassessed and now classified as an operating lease. This change was due to the transfer of control of the land asset from the Company to the lessor, which permitted sale recognition in accordance with ASC 842. As a result of this reassessment, the Company derecognized $350.0 million from “Property and equipment, net” related to the land asset and $200.0 million from the “Long-term portion of financing obligation” within our Condensed Consolidated Balance Sheets. As a result of the lease modification, a $150.0 million offset in “Loss (gain) on sale-leaseback, net” was recorded within the Condensed Consolidated Statements of Operations for the three and nine months ending September 30, 2024.

Pending Lease Transactions

On July 11, 2024, the Company entered into a Binding Term Sheet to form a strategic construction and financing arrangement with GLP, an affiliate of GLPI, which includes the funding to complete the construction of Bally’s Chicago’s permanent casino. GLP will amend the existing land lease through a new master lease agreement with Bally’s Chicago Operating Company, LLC (“Chicago MLA”). The Chicago MLA includes annual rent of $20 million, subject to customary escalation provisions. The Chicago MLA also provides up to $940 million in construction financing, subject to conditions and approvals. The Company will pay additional rent under the Chicago MLA based on a 8.5% capitalization rate on funded amounts. The initial lease term for the Chicago MLA is 15 years with renewal options to be agreed upon by the parties.

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

Lessor

The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in Non-gaming revenue within our condensed consolidated statements of operations. The Company had lessor revenues related to the rental of hotel rooms of $41.7 million and $56.7 million for the three months ended September 30, 2024 and 2023, respectively, and $118.0 million and $155.5 million for the nine months ended September 30, 2024 and 2023, respectively. Hotel leasing arrangements vary in duration, but are short-term in nature.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16.    STOCKHOLDERS’ EQUITY

Capital Return Program

The Company has a Board of Directors approved capital return program under which the Company may expend a total of up to $700 million for share repurchases and payment of dividends. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases. As of September 30, 2024 and December 31, 2023, $95.5 million was available for use under the capital return program.

There was no share repurchase activity during the three and nine months ended September 30, 2024 and the three months ended September 30, 2023. Total share repurchase activity during the nine months ended September 30, 2023 was as follows:

(in thousands, except share and per share data)	Nine Months Ended September 30, 2023
Number of common shares repurchased	1,774,845
Total cost	$30,458
Average cost per share, including commissions	$17.16

All shares repurchased during the nine months ended September 30, 2023 were transferred to treasury stock and 40,451 and 1,778,916 shares were retired during those same periods, respectively. The shares were returned to the status of authorized but unissued. As of September 30, 2024, there were no shares remaining in treasury.

There were no cash dividends paid during the three and nine months ended September 30, 2024 and 2023.

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

Preferred Stock

The Company has authorized the issuance of up to 10 million shares of $0.01 par value preferred stock. As of September 30, 2024 and December 31, 2023, no shares of preferred stock have been issued.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Shares Outstanding

As of September 30, 2024, the Company had 40,653,346 common shares issued and outstanding. The Company issued warrants, options and other contingent consideration in acquisitions and strategic partnerships that are expected to result in the issuance of common shares in future periods resulting from the exercise of warrants and options or the achievement of certain performance targets. These incremental shares are summarized below:

Sinclair Penny Warrants (Note 2)	7,911,724
Sinclair Performance Warrants (Note 2)	3,279,337
Sinclair Options(1) (Note 2)	1,639,669
MKF penny warrants (Note 11)	44,128
Telescope contingent shares (Note 11)	8,626
Outstanding awards under Equity Incentive Plans	1,594,249
14,477,733
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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2024 and 2023, respectively:

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Cash Flow Hedges(1)	Net Investment Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2023	$(177,203)	$886	$(11,246)	$(21,995)	$(209,558)
Other comprehensive income (loss) before reclassifications	103,342	—	(26,507)	(16,153)	60,682
Reclassifications from accumulated other comprehensive income (loss) to earnings	—	—	(9,678)	(3,170)	(12,848)
Tax effect	—	—	8,805	12,674	21,479
Accumulated other comprehensive (loss) income at September 30, 2024	$(73,861)	$886	$(38,626)	$(28,644)	$(140,245)
__________________________________
(1)    As of September 30, 2024, approximately $6.8 million of existing gains and losses are estimated to be reclassified into earnings within the next 12 months.

(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Cash Flow Hedges	Net Investment Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2022	$(295,984)	$344	$—	$—	$(295,640)
Other comprehensive income (loss) before reclassifications	1,532	—	3,970	675	6,177
Reclassifications from accumulated other comprehensive income (loss) to earnings	—	—	(443)	(388)	(831)
Tax effect	—	—	(934)	(76)	(1,010)
Accumulated other comprehensive (loss) income at September 30, 2023	$(294,452)	$344	$2,593	$211	$(291,304)

17.    COMMITMENTS AND CONTINGENCIES

Litigation

Diamond commenced reorganization proceedings under Chapter 11 of the Bankruptcy Code in March 2023. In July 2023, Diamond commenced litigation against Sinclair, Bally’s and others as part of its bankruptcy proceedings, challenging a series of transactions between Sinclair and Diamond. One of the 19 counts in the complaint includes Bally’s as a defendant, alleging that the Commercial Agreement with Sinclair involved fraudulent transfers and unlawful distributions. In the first quarter of 2024, Diamond agreed to settle these claims against all defendants, including Bally’s. Under the settlement terms, Diamond would receive payments from Sinclair and would reject the Commercial Agreement. Bally’s would continue to have naming rights on Diamond’s RSNs through the 2024 major league baseball season at no cost to either party (unless Diamond agrees with a new counterparty that will pay for such naming rights). Bally’s, in turn, would receive a release of all claims Diamond may have against it. Bally’s obligation to pay Diamond for the naming rights terminated upon the bankruptcy court’s approval of the settlement terms, which the court approved on March 1, 2024, and the Company derecognized the rights fees liability against the non-cash liability established at December 31, 2023. Bally’s has recorded a $202.6 million non-cash liability to reflect the effect of the termination of naming rights on its remaining commercial rights intangible asset originally recorded at the time that the arrangement was agreed, which will occur in the fourth quarter of 2024.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Although no assurance can be given, the Company does not believe that the final outcome of these matters, including costs to defend itself in such matters, will have a material adverse effect on the company’s condensed consolidated financial statements. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

Capital Expenditure Commitments

Bally’s Atlantic City - As part of the regulatory approval process with the State of New Jersey, the Company committed to spend $100 million in capital expenditures over a five year period to invest in and improve the property. The commitment calls for expenditures of no less than $85 million in aggregate by 2023. The remaining $15 million of committed capital must be spent over 2024 and 2025. From 2021 through 2025, no less than $35 million must be invested in the hotel and no less than $65 million must be invested in non-hotel projects. As of September 30, 2024, all investment requirements had been met and no commitment to invest in non-hotel projects remains.

Bally’s Twin River - Pursuant to the terms of the Regulatory Agreement in Rhode Island, the Company is committed to invest $100 million in its Rhode Island properties over the term of the master contract through June 30, 2043, including an expansion and the addition of new amenities at Bally’s Twin River. As of September 30, 2024, approximately $48.2 million of the commitment remains.

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

Sponsorship Commitments

As of September 30, 2024, the Company has entered into multiple sponsorship agreements with various professional sports leagues and teams. These agreements commit a total of $129.8 million through 2037 and grant the Company rights to use official league marks for branding and promotions, among other benefits.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Interactive Technology Commitments

The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of September 30, 2024, the cumulative minimum obligation committed in these agreements is approximately $54.7 million through 2029.

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

The Company’s three reportable segments as of September 30, 2024 are:

Casinos & Resorts - Includes the Company’s 15 casino and resort properties, one horse racetrack and one golf course.

International Interactive - Gamesys’ European and Asian operations.

North America Interactive - A portfolio of sports betting, iGaming, and free-to-play gaming brands, and the North American operations of Gamesys.

As of September 30, 2024, the Company’s operations were predominately in the US, Europe and Asia with a less substantive footprint in other countries world-wide. For geographical reporting purposes, revenue generated outside of the US has been aggregated into the International Interactive reporting segment, and consists primarily of revenue from the UK and Japan. Revenue generated from the UK and Japan represented approximately 28% and 6% of total revenue, respectively, for the three months ended September 30, 2024, approximately 25% and 11%, respectively, for the three months ended September 30, 2023, approximately 27% and 8%, respectively, for the nine months ended September 30, 2024, and approximately 25% and 11%, respectively, for the nine months ended September 30, 2023. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue
Casinos & Resorts	$353,358	$359,026	$1,038,738	$1,020,974
International Interactive	230,937	243,884	695,016	737,230
North America Interactive	45,679	29,567	136,359	79,199
Total	$629,974	$632,477	$1,870,113	$1,837,403

Adjusted EBITDAR(1)
Casinos & Resorts	$100,442	$118,184	$289,661	$334,312
International Interactive	90,030	85,477	254,854	250,352
North America Interactive	(10,976)	(17,561)	(27,891)	(45,809)
Other	(13,163)	(12,883)	(40,377)	(46,687)
Total	166,333	173,217	476,247	492,168

Operating (expense) income
Rent expense associated with triple net operating leases(2)	(28,602)	(31,594)	(88,575)	(94,152)
Depreciation and amortization	(77,800)	(77,487)	(316,328)	(231,235)
Transaction costs	(19,788)	(20,953)	(39,123)	(59,405)
Restructuring	1,068	(411)	(17,921)	(20,673)
Tropicana Las Vegas demolition costs	(19,643)	—	(31,904)	—
Share-based compensation	(4,099)	(6,257)	(11,629)	(18,587)
(Loss) gain on sale-leaseback, net	(150,000)	—	(150,000)	374,321
Impairment charges	—	—	(12,757)	(9,653)
Merger Agreement costs(3)	(9,802)	—	(11,791)	—
Payment Service Provider write-off (4)	(6,333)	—	(6,333)	—
Other	(8,989)	721	(15,923)	(12,834)
Income (loss) from operations	(157,655)	37,236	(226,037)	419,950
Other (expense) income
Interest expense, net of interest income	(73,975)	(70,630)	(221,306)	(200,987)
Other	(49,854)	15,528	(38,370)	24,949
Total other expense, net	(123,829)	(55,102)	(259,676)	(176,038)
(Loss) income before income taxes	(281,484)	(17,866)	(485,713)	243,912
(Benefit) provision for income taxes	33,629	(43,936)	3,748	(153,029)
Net (loss) income	$(247,855)	$(61,802)	$(481,965)	$90,883
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
(3)    Costs incurred in connection with the Merger Agreement discussed in Note 1 “General Information.”
(4)    In the third quarter, the Company recorded a $6.3 million charge to reduce amounts due from payment service providers (“PSP”) due to a circumstance whereby the payment processer for certain online sports wagering deposits failed to capture and settle funds with patrons of the Company. The Company was not able to recover the full amount due from the payment service provider, resulting in a write down to the recoverable amount. In addition to amounts recovered, the Company received $5.1 million from the PSP as a signing bonus for entering into an extension agreement.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Capital Expenditures
Casinos & Resorts	$20,768	$40,206	$44,973	$99,908
International Interactive	86	457	444	2,114
North America Interactive	886	79	1,575	1,637
Other(1)	70,576	105,943	108,765	162,572
Total	$92,316	$146,685	$155,757	$266,231
__________________________________
(1)    Includes $70.3 million and $108.3 million related to our future Bally’s Chicago permanent facility during the three and nine months ended September 30, 2024, respectively.

Total assets are not regularly reviewed for each operating segment when assessing segment performance or allocating resources and accordingly, are not presented.

As of September 30, 2024 and December 31, 2023, carrying values of goodwill by reportable segment are as follows:

(in thousands)	September 30, 2024	December 31, 2023
Goodwill
Casinos & Resorts(1)	$313,285	$313,493
International Interactive	1,644,774	1,586,590
North America Interactive(2)	35,750	35,720
Total(3)	$1,993,809	$1,935,803
__________________________________
(1)    Net of accumulated goodwill impairment charges of $5.4 million.
(2)    Net of accumulated goodwill impairment charges of $140.4 million
(3)    The effect of foreign exchange on the change in total goodwill from December 31, 2023 was $58.2 million.

19.    EARNINGS (LOSS) PER SHARE

Diluted earnings per share includes the determinants of basic earnings per share and, in addition, reflects the dilutive effect of the common stock deliverable for stock options, using the treasury stock method, and for RSUs, RSAs and PSUs for which future service is required as a condition to the delivery of the underlying common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net (loss) income applicable to common stockholders	$(247,855)	$(61,802)	$(481,965)	$90,883

Weighted average common shares outstanding, basic	48,596	53,580	48,405	53,961
Weighted average effect of dilutive securities	—	—	—	315
Weighted average common shares outstanding, diluted	48,596	53,580	48,405	54,276

Basic (loss) earnings per share	$(5.10)	$(1.15)	$(9.96)	$1.68
Diluted (loss) earnings per share	$(5.10)	$(1.15)	$(9.96)	$1.67
There were 4,927,900 and 5,152,994 share-based awards that were considered anti-dilutive for the three months ended September 30, 2024 and 2023, respectively, and 5,108,453 and 5,235,978 share-based awards that were considered anti-dilutive for the nine months ended September 30, 2024 and 2023, respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On November 18, 2020, the Company issued Penny Warrants, Performance Warrants and Options which participate in dividends with the Company’s common stock subject to certain contingencies. In the period in which the contingencies are met, those instruments are participating securities to which income will be allocated using the two-class method. The Performance Warrants and Options do not participate in net losses. The Penny Warrants were considered exercisable for little to no consideration and are therefore included in basic shares outstanding at their issuance date. For the three and nine months ended September 30, 2024 and 2023, the shares underlying the Performance Warrants were anti-dilutive as certain contingencies were not met. Refer to Note 2 “Summary of Significant Accounting Policies” for further information regarding the Framework Agreement.

20.    SUBSEQUENT EVENTS

On October 31, 2024, the Company entered into an agreement to carve-out components of its interactive business in Asia and certain other international markets in its International Interactive reportable segment (the “Carved-Out Business”) to a company (the “Buyer”) formed by members of the management of the Carved-Out Business. The Buyer is acquiring the net-assets, predominantly working capital, of the Carved-Out Business, in exchange for a seven-year term note in the principal amount of €30 million, subject to applicable interest. Certain intellectual property used in the Carved-Out Business has been placed in trust, with royalty licensing fees paid to the trust by the Buyer for a term of five years (subject to extension). All royalty licensing fees, net of trustee administrative expenses, are paid to the Company by the trust and are expected to be reported by the Company as licensing revenues. The Company will also provide the Carved-Out Business with certain transition services. In connection with the separation transaction, the Company will acquire penny warrants that represent a 19.9% fully-diluted interest in the Buyer, which is expected to result in the deconsolidation of the Carved-Out Business. Bally’s will have no role in the management or operational governance of the Carved-Out Business.

The gain or loss on sale of the Carved-Out Business has not yet been determined as it is subject to valuation procedures and associated Goodwill allocation, the release of accumulated currency translation adjustments for the disposed entities, and other post-closing adjustments.

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
•our asset impairment analyses and our intangible asset and goodwill impairment tests; and
•other risks identified in Part I. Item 1A. “Risk Factors” of Bally’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 15, 2024 and other filings with the SEC.

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

As of September 30, 2024, we own and manage 15 land-based casinos in 10 states across the United States (“US”), one golf course in New York, and one horse racetrack in Colorado operating under the Bally’s brand. Our land-based casino operations include approximately 14,900 slot machines, 550 table games and 3,800 hotel rooms, along with various restaurants, entertainment venues and other amenities. In 2021, we acquired London-based Gamesys Group Ltd. (“Gamesys”) to expand our geographical and product footprints to include an iGaming business with well-known brands providing iCasino and online bingo experiences to our global online customer base with concentrations in Europe and Asia and a growing presence in North America. Our revenues are primarily generated by these gaming and entertainment offerings. Our proprietary software and technology stack is designed to allow us to provide consumers with differentiated offerings and exclusive content.

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

Agreement and Plan of Merger

On July 25, 2024, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with SG Parent, LLC, The Queen Casino & Entertainment, Inc. (“Queen”), Epsilon Sub I, Inc. (“Merger Sub I”), Epsilon Sub II, Inc. (“Merger Sub II”)and, solely for purposes of specified sections thereof, SG CQ Gaming LLC (“SG Gaming”). Subject to the terms and conditions set forth in the Merger Agreement, in connection with the closing of the transaction, SG Gaming will contribute to the Company all shares of common stock of Queen that it owns in exchange for shares of common stock of the Company, immediately thereafter, Merger Sub I will merge into the Company with the Company surviving such merger and immediately thereafter, Merger Sub II will merge into Queen with Queen surviving such merger as a direct, wholly owned subsidiary of the Company. Refer to Note 1 “General Information” in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Merger Agreement and the mergers.

Carved-Out Business

On October 31, 2024, the Company entered into an agreement to carve-out components of its interactive business in Asia and certain other international markets in its International Interactive reportable segment (the “Carved-Out Business”) to a company (the “Buyer”) formed by members of the management of the Carved-Out Business. The Buyer is acquiring the net-assets, predominantly working capital, of the Carved-Out Business, in exchange for a seven-year term note in the principal amount of €30 million, subject to applicable interest. Certain intellectual property used in the Carved-Out Business has been placed in trust, with royalty licensing fees paid to the trust by the Buyer for a term of five years (subject to extension). All royalty licensing fees, net of trustee administrative expenses, are paid to the Company by the trust and are expected to be reported by the Company as licensing revenues. The Company will also provide the Carved-Out Business with certain transition services. In connection with the separation transaction, the Company will acquire penny warrants that represent a 19.9% fully-diluted interest in the Buyer, which is expected to result in the deconsolidation of the Carved-Out Business. Bally’s will have no role in the management or operational governance of the Carved-Out Business.

The separation transaction is intended to allow Bally’s to focus its capital and resource allocation on North American and European business, and the Carved-Out Business will benefit from focused management attention and aligned ownership.

Post transaction, the financial statements of the Company will only reflect licensing and royalty revenues received from a trust that it licenses to the Buyer, which are expected to be lower than revenues recorded under the current accounting treatment. However, the licensing and royalty revenues received from the Buyer are expected to be at higher profitability margins, leading to a modest decrease in Income from operations on an annualized basis after giving effect to the transaction. The gain or loss on sale of the net-assets of the Carved-Out Business has not yet been determined as it is subject to valuation procedures and associated goodwill allocation, the release of accumulated currency translation adjustments for the disposed entities, and other post-closing adjustments. The goodwill allocation, as well as the completion of a re-assessment of the Company’s goodwill reporting units and long-lived asset groups upon completion of the separation transaction, could result in material impairment charges. Long-lived assets, predominantly intellectual property (including those to be held in trust), subject to the cash flows of the Carved-Out Business are $332.0 million as of September 30, 2024.

Operating Structure

Our business is organized into three reportable segments: (i) Casinos & Resorts, (ii) International Interactive, and (iii) North America Interactive.

Casinos & Resorts - includes our 15 land-based casino properties, one horse racetrack and one golf course:

Property Name	Location
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey
Bally’s Black Hawk(1)(2)	Black Hawk, Colorado
Bally’s Chicago Casino (“Bally’s Chicago”)(2)(3)	Chicago, Illinois
Bally’s Dover Casino Resort (“Bally’s Dover”)(2)	Dover, Delaware
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)(2)	Evansville, Indiana
Bally’s Kansas City Casino (“Bally’s Kansas City”)	Kansas City, Missouri
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)(2)	Rock Island, Illinois
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)	Shreveport, Louisiana
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)(2)	Tiverton, Rhode Island
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)	Lincoln, Rhode Island
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)(2)	Biloxi, Mississippi
Bally’s Arapahoe Park	Aurora, Colorado
Bally’s Golf Links at Ferry Point (“Bally’s Golf Links”)	Bronx, New York
__________________________________
(1)    Consists of three casino properties: Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(2)    Properties leased from Gaming and Leisure Properties, Inc. (“GLPI”). Refer to Note 15 “Leases” for further information.
(3)    Temporary casino facility while permanent casino resort is constructed. Site of future permanent casino resort is leased from GLPI.

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

Third Quarter 2024 and First Nine Months 2024 Results

The following table presents, for the periods indicated, certain revenue and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Total revenue	$630.0	$632.5	$1,870.1	$1,837.4
(Loss) income from operations	(157.7)	37.2	(226.0)	420.0
Net (loss) income	(247.9)	(61.8)	(482.0)	90.9

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenue	100.0%	100.0%	100.0%	100.0%
Gaming and non-gaming expenses	45.4%	45.4%	45.7%	45.1%
General and administrative	43.4%	36.5%	41.4%	39.8%
Loss (gain) on sale-leaseback, net	23.8%	—%	8.0%	(20.4)%
Depreciation and amortization	12.3%	12.3%	16.9%	12.6%
Total operating costs and expenses	125.0%	94.1%	112.1%	77.1%
(Loss) income from operations	(25.0)%	5.9%	(12.1)%	22.9%
Other (expense) income:
Interest expense, net	(11.7)%	(11.2)%	(11.8)%	(10.9)%
Other non-operating (expense) income, net	(7.9)%	2.5%	(2.1)%	1.4%
Total other expense, net	(19.7)%	(8.7)%	(13.9)%	(9.6)%
(Loss) income before income taxes	(44.7)%	(2.8)%	(26.0)%	13.3%
(Benefit) provision for income taxes	(5.3)%	6.9%	(0.2)%	8.3%
Net (loss) income	(39.3)%	(9.8)%	(25.8)%	4.9%
__________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Performance

The following table sets forth certain financial information associated with results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	2024	2023	$ Change
Revenue:
Gaming
Casinos & Resorts	$256,234	$245,687	$10,547	$762,197	$709,812	$52,385
International Interactive	228,693	240,577	(11,884)	687,109	720,925	(33,816)
North America Interactive	38,979	22,631	16,348	115,408	58,349	57,059
Total Gaming revenue	523,906	508,895	15,011	1,564,714	1,489,086	75,628
Non-gaming
Casinos & Resorts	97,124	113,339	(16,215)	276,541	311,162	(34,621)
International Interactive	2,244	3,307	(1,063)	7,907	16,305	(8,398)
North America Interactive	6,700	6,936	(236)	20,951	20,850	101
Total Non-gaming revenue	106,068	123,582	(17,514)	305,399	348,317	(42,918)
Total revenue	$629,974	$632,477	$(2,503)	$1,870,113	$1,837,403	$32,710
Operating costs and expenses:
Gaming
Casinos & Resorts	$95,453	$84,715	$10,738	$284,695	$247,065	$37,630
International Interactive	100,700	115,751	(15,051)	312,039	352,229	(40,190)
North America Interactive	38,755	28,665	10,090	110,488	66,437	44,051
Total Gaming expenses	234,908	229,131	5,777	707,222	665,731	41,491
Non-gaming
Casinos & Resorts	46,088	52,011	(5,923)	134,674	144,556	(9,882)
International Interactive	1,393	2,483	(1,090)	5,095	9,393	(4,298)
North America Interactive	3,847	3,547	300	8,383	8,712	(329)
Total Non-gaming expenses	51,328	58,041	(6,713)	148,152	162,661	(14,509)
General and administrative
Casinos & Resorts	167,281	133,620	33,661	489,372	391,620	97,752
International Interactive	40,419	40,584	(165)	136,903	146,981	(10,078)
North America Interactive	20,786	16,470	4,316	51,795	76,867	(25,072)
Other	45,107	39,908	5,199	96,378	116,679	(20,301)
Total General and administrative	$273,593	$230,582	$43,011	$774,448	$732,147	$42,301
Margins:
Gaming expenses as a percentage of Gaming revenue	45%	45%		45%	45%
Non-gaming expenses as a percentage of Non-gaming revenue	48%	47%		49%	47%
General and administrative as a percentage of Total revenue	43%	36%		41%	40%

Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

Total Revenue

Total revenue for the three and nine months ended September 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Gaming	$523,906	$508,895	$15,011	2.9%	$1,564,714	$1,489,086	$75,628	5.1%
Hotel	41,672	56,728	(15,056)	(26.5)%	118,026	155,451	(37,425)	(24.1)%
Food and beverage	35,403	39,438	(4,035)	(10.2)%	103,478	108,270	(4,792)	(4.4)%
Retail, entertainment and other	28,993	27,416	1,577	5.8%	83,895	84,596	(701)	(0.8)%
Total revenue	$629,974	$632,477	$(2,503)	(0.4)%	$1,870,113	$1,837,403	$32,710	1.8%

Total revenue for the three months ended September 30, 2024 decreased 0.4% to $630.0 million, from $632.5 million in the same period last year and total revenue for the nine months ended September 30, 2024 increased 1.8% to $1.87 billion, from $1.84 billion in the same period last year. We saw total revenue increase in our Casinos & Resorts reportable segment, mainly due to the inclusion of our Bally’s Chicago temporary casino property, which contributed approximately $32.6 million and $64.2 million during the three and nine months ended September 30, 2024, respectively, partially offset by the incremental decrease in revenue associated with the closure of our Tropicana Las Vegas property during the second quarter of 2024 of approximately $25.0 million and $32.1 million, respectively. Additionally, the expanded operating jurisdictions within our North America Interactive reportable segment contributed incremental revenue of approximately $7.8 million and $33.9 million for the three and nine months ended September 30, 2024, respectively, compared to the prior year.

Gaming and Non-gaming Expenses

Gaming and non-gaming expenses for the three months ended September 30, 2024 decreased $0.9 million, from $287.2 million in 2023, and for the nine months ended September 30, 2024 increased $27.0 million, from $828.4 million in 2023. The overall increase in gaming and non-gaming expenses from the prior year was mainly attributable to the inclusion of expenses from our recently opened Bally’s Chicago temporary casino which contributed approximately $13.9 million and $46.9 million to the increase in both gaming and non-gaming expenses during the three and nine months ended September 30, 2024, respectively, partially offset by the incremental decrease in expense associated with the closure of our Tropicana Las Vegas property of $13.8 million and $28.9 million, respectively.

General and Administrative

General and administrative expense for the three months ended September 30, 2024 increased $43.0 million from $230.6 million in the same period last year, and for the nine months ended September 30, 2024 increased $42.3 million from $732.1 million in the same period last year. The year to date fluctuation in general and administrative expense is primarily attributable to higher operating expenses associated with the opening of our Bally’s Chicago property and increased Merger Agreement costs in the current year, offset by decreased acquisition and integration costs and severance and employee related restructuring costs compared to prior year.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2024 was $77.8 million, an increase of $0.3 million compared to the same period last year, and for the nine months ended September 30, 2024 was $316.3 million, an increase of $85.1 million compared to the same period last year. The year to date increase was primarily driven by our Tropicana Las Vegas property, where we recorded accelerated depreciation of $80.1 million on assets as a result of the recent closure of the property on April 2, 2024.

Income (Loss) From Operations

Loss from operations was $157.7 million for the three months ended September 30, 2024 compared to income from operations of $37.2 million in the same period last year. Loss from operations was $226.0 million for the nine months ended September 30, 2024 compared to income from operations of $420.0 million in the same period last year. The change year-over-year was driven by the loss on sale-leaseback of $150.0 million related to the lease modification event involving the real estate underlying the Bally’s Chicago project in the current year, compared to the gain on sale-leaseback of $374.3 million recorded during the first quarter of 2023 related to our Hard Rock Biloxi and Bally’s Tiverton properties, combined with the depreciation at our Tropicana Las Vegas property in the current year, as noted above.

Other Income (Expense)

Total other expense increased $68.7 million to $123.8 million for the three months ended September 30, 2024 from $55.1 million, and increased $83.6 million to $259.7 million for the nine months ended September 30, 2024 from $176.0 million, each compared to the same periods last year. The increase in other expense was primarily attributable to an increase in interest expense due to higher interest rates of our borrowings year-over-year and increased foreign currency losses, partially offset by increased interest income recognized on our derivative instruments.

Provision (Benefit) for Income Taxes

Benefit for income taxes for the three and nine months ended September 30, 2024 was $33.6 million and $3.7 million, respectively, compared to provision for income taxes of $43.9 million and $153.0 million for the three and nine months ended September 30, 2023, respectively. The effective year to date tax rate for 2024 was 0.8% compared to 62.7% in the prior year. The 2024 year to date effective tax rate differed from the US federal statutory tax rate of 21%, creating a benefit for income tax on the Company’s Loss before income taxes, largely due to an increase in the valuation allowance, entirely offset by discrete tax asset related to the sale-leaseback transaction involving the real estate underlying the Bally’s Chicago project. The 2023 year to date effective tax rate was higher than the US federal statutory tax rate of 21%, largely due to an increase in the valuation allowance and a tax liability for a discrete item related to the deferred gain on sale-leaseback transactions in Mississippi and Rhode Island.

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

Net Income (Loss) and Earnings (Loss) Per Share

Net loss for the three months ended September 30, 2024 was $247.9 million, or $(5.10) per diluted share, compared to $61.8 million, or $(1.15) per diluted share, for the three months ended September 30, 2023. Net loss for the nine months ended September 30, 2024 was $482.0 million, or $(9.96) per diluted share, compared to net income of $90.9 million, or $1.67 per diluted share, for the nine months ended September 30, 2023.

Adjusted EBITDA and Adjusted EBITDAR by Segment

Consolidated Adjusted EBITDA was $137.7 million for the three months ended September 30, 2024 compared to $141.6 million for the same period last year. Consolidated Adjusted EBITDA was $387.7 million for the nine months ended September 30, 2024, a decrease of $10.3 million, or 2.6%, from $398.0 million in the same period last year.

Adjusted EBITDAR for the Casinos & Resorts segment for the three months ended September 30, 2024 decreased $17.7 million to $100.4 million and for the nine months ended September 30, 2024 decreased $44.7 million to $289.7 million, each compared to the same prior year periods. These decreases were primarily attributable to weather impacts across multiple properties and the closure of the Tropicana Las Vegas in the current year, partially offset by the inclusion of Bally’s Chicago that opened at the end of the third quarter of 2023.

Adjusted EBITDAR for the International Interactive segment increased $4.6 million to $90.0 million and increased $4.5 million to $254.9 million for the three and nine months ended September 30, 2024, respectively, compared to the same prior year periods, driven by softness in our non-UK operations year-over-year, offset by stronger performance in the United Kingdom in the current year.

Adjusted EBITDAR loss for the North America Interactive segment for the three months ended September 30, 2024 was $(11.0) million compared to an adjusted EBITDAR loss of $(17.6) million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, adjusted EBITDAR loss was $(27.9) million compared to an adjusted EBITDAR loss of $(45.8) million for the nine months ended September 30, 2023. The decrease in adjusted EBITDAR losses is largely driven by expanded operating jurisdictions and stronger performance in iGaming and sportsbook in the current year.

The following table presents segment Adjusted EBITDAR, which is our reportable segment GAAP measure and our primary measure for profit or loss for our reportable segments, and consolidated Adjusted EBITDA. The following table reconciles consolidated Adjusted EBITDA, which is a non-GAAP measure, to net income (loss), as derived from our financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue
Casinos & Resorts	$353,358	$359,026	$1,038,738	$1,020,974
International Interactive	230,937	243,884	695,016	737,230
North America Interactive	45,679	29,567	136,359	79,199
Total	$629,974	$632,477	$1,870,113	$1,837,403

Adjusted EBITDAR
Casinos & Resorts	$100,442	$118,184	$289,661	$334,312
International Interactive	90,030	85,477	254,854	250,352
North America Interactive	(10,976)	(17,561)	(27,891)	(45,809)
Other	(13,163)	(12,883)	(40,377)	(46,687)
Total	166,333	173,217	476,247	492,168
Rent expense associated with triple net operating leases(1)	(28,602)	(31,594)	(88,575)	(94,152)
Adjusted EBITDA	137,731	141,623	387,672	398,016

Interest expense, net of interest income	(73,975)	(70,630)	(221,306)	(200,987)
Benefit (provision) for income taxes	33,629	(43,936)	3,748	(153,029)
Depreciation and amortization	(77,800)	(77,487)	(316,328)	(231,235)
Non-operating (income) expense(2)	(22,122)	4,276	(19,992)	13,528
Foreign exchange (loss) gain	(30,246)	8,459	(26,447)	2,512
Transaction costs(3)	(19,788)	(20,953)	(39,123)	(59,405)
Restructuring charges(4)	1,068	(411)	(17,921)	(20,673)
Tropicana Las Vegas demolition costs(5)	(19,643)	—	(31,904)	—
Decommissioning costs(6)	—	—	—	(2,343)
Share-based compensation	(4,099)	(6,257)	(11,629)	(18,587)
(Loss) gain on sale-leaseback, net(7)	(150,000)	—	(150,000)	374,321
Planned business divestiture(8)	—	(35)	—	(2,089)
Impairment charges(9)	—	—	(12,757)	(9,653)
Merger Agreement costs(10)	(9,802)	—	(11,791)	—
Payment Service Provider write-off (11)	(6,333)	—	(6,333)	—
Other(12)	(6,475)	3,549	(7,854)	507
Net (loss) income	$(247,855)	$(61,802)	$(481,965)	$90,883
__________________________________
(1)    Consists of the operating lease components contained within our triple net master lease with GLPI for the real estate assets used in the operation of Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Hard Rock Biloxi and Bally’s Tiverton, the individual triple net lease with GLPI for the land underlying Tropicana Las Vegas, through its closure in April 2024, and the triple net lease assumed in connection with the acquisition of Bally’s Lake Tahoe for real estate and land underlying the operations of the Bally’s Lake Tahoe facility.
(2)    Non-operating (income) expense includes: (i) change in value of commercial rights liabilities, (ii) gain on extinguishment of debt, (iii) non-operating items of equity method investments including our share of net income or loss on an investment and depreciation expense related to our Rhode Island joint venture, and (iv) other (income) expense, net.
(3)    Includes acquisition, integration and other transaction related costs, financing costs incurred in connection with the prior year sale lease-back transaction.
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

(7)    Loss on sale-leaseback of $150 million in the third quarter of 2024 related to the lease modification of the real estate underlying the Bally’s Chicago project and gain on sale-leaseback in the prior year related to our Hard Rock Biloxi and Bally’s Tiverton properties.
(8)    Losses related to a North America Interactive business that Bally’s was marketed as held-for-sale in 2023.
(9)    Includes impairment charges on long-lived assets in the second quarter of 2024 and impairment charges related to assets held-for-sale in 2023.
(10)    Costs incurred in connection with the merger agreement signed July 25, 2024 with Standard General.
(11)    In the third quarter, the Company recorded a $6.3 million charge to reduce amounts due from payment service providers (“PSP”) due to a circumstance whereby the payment processer for certain online sports wagering deposits failed to capture and settle funds with patrons of the Company. The Company was not able to recover the full amount due from the payment service provider, resulting in a write down to the recoverable amount. In addition to amounts recovered, the Company received $5.1 million from the PSP as a signing bonus for entering into an extension agreement.
(12)    Other includes the following items: (i) non-routine legal expenses and settlement charges for matters outside the normal course of business, (ii) insurance and business interruption recoveries, and (iii) other individually de minimis expenses.

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

Cash Flows Summary

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$76,178	$118,359
Net cash used in investing activities	(191,081)	(2,247)
Net cash provided by (used in) financing activities	75,708	(79,560)
Effect of foreign currency on cash and cash equivalents	4,472	(2,251)
Change in cash and cash equivalents and restricted cash held for sale	—	(1,648)
Net change in cash and cash equivalents and restricted cash	(34,723)	32,653
Cash and cash equivalents and restricted cash, beginning of period	315,262	265,184
Cash and cash equivalents and restricted cash, end of period	$280,539	$297,837

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2024 was $76.2 million, compared to $118.4 million for the nine months ended September 30, 2023. The decrease in cash provided by operating activities was primarily driven by the changes in working capital, offset by increased foreign currency losses in the current year.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $191.1 million, an increase of $188.8 million compared to net cash used in investing activities of $2.2 million for the nine months ended September 30, 2023. This change was primarily driven by the proceeds from sale-leaseback transactions in the prior year and a decrease in cash paid for acquisitions and capital expenditures year-over-year.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $75.7 million compared to net cash used in financing activities of $79.6 million for the nine months ended September 30, 2023. This increase was mainly attributable to an increase in long-term debt borrowings offset by higher payments made year-over-year and a decrease in stock repurchases.

Capital Return Program

As of September 30, 2024, there was $95.5 million available for use under the capital return program, subject to limitations in our regulatory and debt agreements. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases.

We did not pay cash dividends during the nine months ended September 30, 2024 or 2023, nor do we currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.

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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments, and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility also includes certain financial covenants the Company is required to maintain throughout the term of the credit facility. These financial covenants include a provision where, in the event borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment, the Company is required to maintain a first lien secured indebtedness to Adjusted EBITDA ratio of 5.00 to 1.00. As of September 30, 2024, the Company was in compliance with all applicable covenants.

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

In the third quarter of 2024, the Company settled $500.0 million of notional interest rate collars and received $3.9 million in termination payments, reflecting the fair value on the settlement date. Additionally, the Company simultaneously entered into a series of interest rate contracts in a notional aggregate amount of $1.00 billion, to further manage the Company’s exposure to interest rate movements associated with the Company’s variable rate Term Loan Facility through its synthetic conversion to fixed rate debt. The tenor of these contracts were matched with the maturity of the Term Loan Facility tranche maturing on October 1, 2028.

Refer to Note 10 “Derivative Instruments” and Note 14 “Long-Term Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Operating Leases

The Company is committed under various operating lease agreements for real estate and property used in operations. Minimum rent payable under operating leases was $4.17 billion as of September 30, 2024, of which $45.3 million is due within the current year. Refer to Note 15 “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

GLPI Leases

As of September 30, 2024, the Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties were leased under the terms of a master lease agreement (the “Master Lease”) with GLPI. The Master Lease has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $100.5 million, subject to a minimum 1% annual escalation or greater escalation dependent on CPI.

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

In addition to the properties under the Master Lease, the Company leases the land associated with Tropicana Las Vegas. This lease has an initial term of 50 years (with a maximum term of 99 years with renewal options) at annual rent of $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. During the third quarter, the Company entered into a lease modification, whereby GLPI funded $48.6 million to the Company for the demolition of the building at the Tropicana Las Vegas site in exchange for increasing annual rent by $4.1 million.

In the third quarter of 2024, GLP acquired the real estate underlying the Bally’s Chicago project, assuming the existing lease, for which the Company was subject to a $200.0 million financing obligation. Reclassifying the lease as an operating lease due to the transfer of control of the land asset from the Company to the lessor, permitted sale recognition, resulting in the Company derecognizing the $350.0 million land asset and the $200.0 million the long-term financing obligation, and recording a $150.0 million loss on sale-leaseback.

Additionally, in the third quarter of 2024, the Company entered into a Binding Term Sheet to form a strategic construction and financing arrangement with GLP, which includes the funding to complete the construction of Bally’s Chicago permanent casino. GLP will amend the existing land lease through a new master lease agreement with Bally’s Chicago Operating Company, LLC (“Chicago MLA”). The Chicago MLA includes annual rent of $20 million, subject to customary escalation provisions. The Chicago MLA will also provide up to $940 million in construction financing, subject to conditions and approvals. The Company will pay additional rent under the Chicago MLA based on a 8.5% capitalization rate on funded amounts. The initial lease term for the Chicago MLA is 15 years with renewal options to be agreed upon by the parties.

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

For the nine months ended September 30, 2024, capital expenditures were $155.8 million compared to $266.2 million in the same period last year. During the nine months ended September 30, 2024, we continued our spending on our planned projects and maintenance at our casino properties, the most significant being our future Bally’s Chicago permanent facility.

Bally’s Twin River - In connection with our partnership with IGT, we have committed to invest $100 million in Bally’s Twin River over the term of our master contract, ending in 2043, with Rhode Island to expand the property and add additional amenities along with other capital improvements. As a major component of this, we have constructed and opened a 14,000 square foot Korean-style spa, and a 40,000 square foot casino expansion, both of which opened in the first half of 2023. Approximately $48.2 million of the committed investment remains as of September 30, 2024.

Bally’s Atlantic City - Construction on our Bally’s Atlantic City property commenced in 2021. We are committed to invest approximately $100 million over five years to refurbish and upgrade Bally’s Atlantic City’s facilities and expand its amenities, including renovated hotel rooms and suites, outdoor beer hall and lobby bar. As of September 30, 2024, all investment requirements had been met and no commitment to invest in non-hotel projects remains.

Centre County, PA - In September 2024, we issued a termination notice to cancel the framework agreement entered into on December 31, 2020 to design, develop, construct and manage a Category 4 licensed casino in Centre County, Pennsylvania. We concluded that market circumstances have changed and that such development at this point no longer fits with our strategic objectives. In accordance with the provisions of the framework agreement, we paid a termination fee of $5 million and the charge is reflected the quarter ending September 30, 2024.

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

Other Contractual Obligations

Sponsorship Commitments - The Company has entered into several sponsorship agreements with various professional sports leagues and teams, allowing the Company use of official league marks for branding and promotions, among other rights. As of September 30, 2024, obligations related to these agreements were $129.8 million, with contracts extending through 2037.

Interactive Technology Partnerships - The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of September 30, 2024, the cumulative minimum obligation committed in these agreements is approximately $54.7 million, extending through 2029.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements and foreign currency risk attributable to our operations outside of the US. Inflation generally affects us by increasing our cost of labor. Bally’s does not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended September 30, 2024 and 2023.

Interest Rate Risk

As of September 30, 2024, interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On September 30, 2024, we had $2.24 billion of variable rate debt outstanding under our Term Loan and Revolving Credit Facilities and $1.49 billion of unsecured senior notes. Based upon a sensitivity analysis of our debt levels on September 30, 2024, a hypothetical increase of 1% in the effective interest rate would cause an increase in interest expense of approximately $22.4 million over the next twelve months while a decrease of 1% in the effective interest rate, not to exceed the interest rate floor, would cause a decrease in interest expense of approximately $22.4 million over the same period.

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

We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the three months ended September 30, 2024 and 2023.

Foreign Currency Risk

We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the US. A vast majority of our revenues are from the UK market and are conducted in British Pound Sterling (“GBP”) and are therefore susceptible to any movements in exchange rates between the GBP and US Dollar. Foreign currency transaction losses for the three and nine months ended September 30, 2024 were $30.2 million and $26.4 million, respectively, while foreign currency transaction gains for the three and nine months ended September 30, 2023 were $8.5 million and $2.5 million, respectively. Movements in currency exchange rates could impact the translation of assets and liabilities of these foreign operations which are translated at the exchange rate in effect on the balance sheet date. We have utilized operational hedges or forward currency exchange rate contracts, as well as derivative financial instruments, such as cross currency swaps, to manage the impact of currency exchange rate fluctuations on earnings and cash flows.

ITEM 4.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures for the reporting period ended September 30, 2024 as such terms is defined in Rule 13a-15(f) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.1
Binding Term Sheet, dated as of July 11, 2024, by and among Bally’s Corporation and Gaming and Leisure Properties, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on July 12, 2024)

10.2
Agreement and Plan of Merger, dated as of July 25, 2024, by and among Parent, Queen, Merger Sub I, Merger Sub II, the Company and, solely for purposes of specified provisions of the Merger Agreement, SG Gaming (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on July 25, 2024)

10.3
Support Agreement, dated as of July 25, 2024, by and among the Company, Parent and SRL (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on July 25, 2024)

10.4
Support Agreement, dated as of July 25, 2024, by and among the Company, Parent and SBG (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on July 25, 2024)

10.5
Support Agreement, dated as of July 25, 2024, by and among the Company, Parent and Noel Hayden (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on July 25, 2024)

10.6
Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 27, 2024, by and among the Company, Parent, Queen, Merger Sub I, Merger Sub II, and, solely for purposes of specified provisions of the Merger Agreement, SG Gaming (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on August 28, 2024)

10.7
Amendment No. 2 to the Agreement and Plan of Merger, dated as of September 30, 2024, by and among Parent, Queen, Merger Sub I, Merger Sub II, the Company and, solely for purposes of specified provisions of the Merger Agreement, SG Gaming (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on October 1, 2024)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Quarterly report on Form 10-Q for the quarter ended September 30, 2024, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 7, 2024.

BALLY’S CORPORATION

By:	/s/ MARCUS GLOVER
Marcus Glover
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ ROBESON M. REEVES
Robeson M. Reeves
Chief Executive Officer
(Principal Executive Officer)