Form 10-K
period 2024-12-31
Bally's Corp
filed 2025-03-17
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2024 based on the closing price on the New York Stock Exchange for such date, was approximately $285.4 million.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2025
Common stock, $0.01 par value	48,509,873
For additional information regarding the Company’s shares outstanding, refer to Note 20 “Stockholders’ Equity.”
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•global economic challenges, including the impact of public health crises, global and regional conflicts, rising inflation, rising interest rates and supply-chain disruptions, could cause economic uncertainty and volatility and impact discretionary consumer spending;
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

Our Company

We are a global gaming, hospitality and entertainment company with a portfolio of casinos and resorts and a growing omni-channel presence. We provide our customers with physical and interactive entertainment and gaming experiences, including traditional casino offerings, iGaming, online bingo, sportsbook and free-to-play (“F2P”) games.

As of February 28, 2025, we own and operate 19 casinos in 11 states across the United States (“US”), one golf course in New York, one horse racetrack in Colorado, and Aspers Casino in the United Kingdom (“UK”) (“Bally's Newcastle”), which was added to our portfolio in the fourth quarter of 2024. In February 2025, we merged with The Queen Casino & Entertainment Inc. (“Queen”) adding four additional casinos to our portfolio. We also own Bally Bet Sportsbook & Casino, a first-in-class sports betting and iCasino platform, Bally’s Interactive International division, a leading global interactive gaming operator concentrated in Europe, and a significant stake in Intralot S.A. (“Intralot”), a global lottery management and services business. Our revenues are primarily generated by these gaming and entertainment offerings. Our proprietary software and technology stack is designed to allow us to provide consumers with differentiated offerings and exclusive content.

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

We continue to make progress on the integration of our acquired assets and deploying capital on our strategic growth projects. Notable efforts in the current year include:
•We secured a critical $940 million construction and financing arrangement with Gaming & Leisure Properties (“GLPI”), which positions us to move forward with the construction of our flagship permanent casino in the heart of downtown Chicago. With the demolition of the former Tribune buildings and the City’s final approval of our re-imagined permanent Bally’s Chicago Casino master plan, we look to begin construction in early 2025. Our existing Chicago Temporary Casino is allowing us to build relationships with players in Chicago and establish our long-term presence in a market with favorable adult population and demographics.
•Early in the fourth quarter of 2024, we completed the controlled demolition of the Tropicana hotel towers in Las Vegas, moving the A’s one step closer to the start of stadium construction and allowing Bally’s to plan for the broader redevelopment of the site.
•In December 2024, we completed the sale lease-back of certain real property interests underlying our Bally’s Kansas City and Bally’s Shreveport casino properties to GLPI in a transaction valued at $395 million.
•We launched our Bally Bet Casino iGaming app in Rhode Island, joining New Jersey, Pennsylvania, and Ontario, Canada, offering popular live casino games such as blackjack, roulette and baccarat. Additionally, we continued to expand our North America Interactive presence with our Bally Bet sportsbook app, with our partners, Kambi and White Hat Gaming, further increasing our customer engagement with the Bally brand with a combined presence in 13 US states and Ontario, Canada.
•During the fourth quarter of 2024, we disposed of portions of our international interactive business in Asian and certain other international markets, transferring components of this business to an independent company led by the existing management team for those operations (the “Carved-Out Business”). In addition, we transferred ownership of certain intellectual property used in the business into an independent trust, which began receiving license fees under a new commercial license arrangement. We also purchased a warrant representing a 19.99% fully diluted equity interest in the Carved-Out Business.

•On February 7, 2025, the Company completed its transactions with Standard General L.P. (“Standard General”) and its affiliates, including Queen adding four new properties to our portfolio. For further information, refer to Note 1 “General Information” to our consolidated financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K.

These steps have continued to position us as a prominent, full-service, vertically integrated iGaming company, with physical casinos and online gaming solutions united under a single, leading brand.

For further information on our recent acquisitions, refer to Note 7 “Business Combinations” to our consolidated financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K.

Our Operating Structure

Our business is organized into three reportable segments: (i) Casinos & Resorts, (ii) International Interactive, and (iii) North America Interactive.

Casinos & Resorts - includes 19 land-based casino properties, one horse racetrack and one golf course as of February 28, 2025:

Property Name	Location
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey
Bally’s Black Hawk (“Bally's Black Hawk”)(1)(2)	Black Hawk, Colorado
Bally’s Chicago Casino (“Bally’s Chicago”)(3)	Chicago, Illinois
Bally’s Dover Casino Resort (“Bally’s Dover”)(2)	Dover, Delaware
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)(2)	Evansville, Indiana
Bally’s Kansas City Casino (“Bally’s Kansas City”)(2)	Kansas City, Missouri
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)(2)	Rock Island, Illinois
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)(2)	Shreveport, Louisiana
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)(2)	Tiverton, Rhode Island
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)	Lincoln, Rhode Island
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)(2)	Biloxi, Mississippi
Bally’s Arapahoe Park	Aurora, Colorado
Bally’s Golf Links at Ferry Point (“Bally’s Golf Links”)	Bronx, New York
Casino Queen Marquette(4)	Marquette, Iowa
DraftKings at Casino Queen(4)	East St. Louis, Illinois
The Belle of Baton Rouge(4)	Baton Rouge, Louisiana
The Queen Baton Rouge(4)	Baton Rouge, Louisiana
__________________________________
(1)    Consists of three casino properties: Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(2)    Properties leased from GLPI. Refer to Note 18 “Leases” for further information.
(3)    Temporary casino facility, as a permanent casino resort is being constructed.
(4)    Properties acquired on February 7, 2025, in connection with the transaction with Standard General and certain of its affiliates.

International Interactive - includes Gamesys’ European operations and global licensing business, as well as one casino property, Bally's Newcastle, in the UK.

North America Interactive - includes the North American operations of Gamesys, Bally’s Interactive, primarily a B2C online iGaming and online sportsbook operator; and consumer facing service and marketing engines, including SportCaller, a business-to-business (“B2B”) and F2P game provider for sports betting companies.

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

Interactive Brands

We operate a suite of award-winning brands and are focused on building a diverse portfolio of distinctive and recognizable brands that deliver platforms, player experiences and gaming content globally. Our brands are generally as follows, which include certain licensed brands:

•iGaming brands: Bally Casino, Rainbow Riches Casino, Virgin Casino, Virgin Games, Monopoly Casino;
•Online bingo: Jackpotjoy, Double Bubble Bingo and Botemania;
•Sportsbook: Bally Bet and Sportsbook;
•F2P: Bally Play, Bally Live and SportCaller;
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

We have implemented a cutting-edge marketing platform that leverages real-time data, artificial intelligence, and machine learning. This platform facilitates real-time data analytics, predictive modeling, and responsible gaming capabilities. It also enables the creation of highly customizable and personalized marketing campaigns, supported by algorithms that enhance player acquisition, retention, engagement, and content personalization. Together with our established gaming platforms, we are optimally positioned to drive growth by optimizing existing markets and preparing to launch in new markets in 2025 and beyond.

In 2024, we significantly expanded and deepened our market presence in North America. In March, we launched an iGaming product in Rhode Island, becoming the exclusive provider for the state for the next 20 years. This offering features live table games streamed from a state-of-the-art live dealer studio at our Bally’s Twin River property, in partnership with the live casino software provider Stakelogic B.V. Later that year, we broadened our Sports and iGaming product footprint across North America and unified our platforms, creating a seamless traveling wallet for online players throughout the US. By the end of 2024, we were operational in 13 US states and Ontario, Canada.

Our International Interactive reporting segment has successfully maintained our thriving B2C business in the UK and Spain, while recently expanding into the Republic of Ireland. In 2024, we enhanced JackpotJoy and Bally Casino by adding a Sports product through our partnership with Kambi and updated our Native iOS and Android platforms. We continue to experience robust business growth, driven by ongoing product development innovations and the introduction of new iGaming content from a diverse range of third-party game providers and partners.

Our technology platforms integrate varying levels of proprietary and third-party software. We strategically invest in internally developed technology where we believe it offers a competitive advantage in the market. Our platforms deliver core player account management functionality, including responsible gaming measures, critical compliance components, and high-performance electronic wallets. Our data and analytics platform supports core marketing processes and provides the basis for a global, customer-focused gaming platform across our portfolio of casinos and resorts and online gaming businesses.

We are committed to investing in technology that drives business performance and provides a competitive edge. Our goal is to continuing to integrate our products across our entire portfolio into a unified and seamless customer experience. We plan to continually expand and optimize our data analytics platform to improve the identification of and manage signs of problem gambling, while also delivering entertaining gaming experiences worldwide.

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

Bally Rewards

Bally Rewards is our core loyalty program and was devised to establish consistency throughout Bally’s brand. Players earn tier points to achieve a tier status of Pro, Star, Superstar and ultimately Legend. We are developing the connectivity of this program by our “one card” linking systems, which universally link to all Bally’s Casinos & Resorts properties and our interactive business units. We are also planning to provide benefits outside of what is offered in our casinos and resorts to add value to the membership.

Interactive Cross Marketing

Our strategic approach involves crafting collaborative, cross-marketing campaigns that seamlessly integrate direct mail, on-property marketing, and VIP initiatives. These efforts aim to boost interactive sign-ups and attract interactive players to our Casinos & Resorts properties. This innovative cross-marketing strategy is currently being implemented across several of our properties.

Competition

The gaming industry is highly competitive, with numerous operators, including land-based, riverboat, and dockside casinos, video lotteries, traditional lotteries, video gaming terminals, sweepstakes, poker machines, Native American gaming, and emerging varieties of iGaming, daily fantasy sports and sports betting. In a broader sense, our gaming operations compete with various leisure and entertainment activities such as shopping, sports events, television, movies, concerts, and travel. Legalized gaming is available in various forms across the US, several Canadian provinces, and lands held in trust for Native American Tribes and First Nations. In the UK and other international markets, we face similar competitive pressures from both traditional and online gaming operators.We face significant competition in each of the jurisdictions in which we operate, which may intensify with new market entrants or expansions by existing competitors. Our properties compete directly with other gaming properties in each state in which we operate, except for Rhode Island, as well as in adjacent states. Some competitors, especially Native American casinos, benefit from lower or no taxes, further intensifying competition. We believe that increased legalized gaming in other jurisdictions, particularly in areas close to our existing gaming properties and the development or expansion of Native American gaming in or near the states in which we operate, could create additional competition for us and could adversely affect our operations or future development projects. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K for more information on competition.

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

Human Capital Resources

Engaging and Investing in the Community

The Company believes that in order to flourish in a competitive environment and global economy, all ideas must be on the table, and an environment that welcomes and encourages diverse perspectives leads to success in business. A driving factor of our success is ensuring that our team members are player-centric and proactive in finding ways to entertain and deliver custom experiences for our broad and diverse global players and guests.

We believe that by providing our employees with competitive pay and benefits, as well as opportunities for professional development, we can achieve our goals of attracting and retaining a creative and engaged workforce reflective of our players, guests and customers. Our professional development efforts include robust training programs, at no cost to the employee, scholarships, and tuition reimbursement opportunities. In addition, we recently implemented a Management Development Program, which is designed to allow us to identify and promote high performing talent within our workforce. We also engage with our employees through a number of health and wellness programs which include, an annual wellness fair, annual flu shots, weight loss programs, quarterly fitness challenges, employee assistance program, student loan assistance, and weekly wellness communications providing helpful information on health initiatives.

We also believe in the importance of giving back to our communities and have several community impact initiatives, including fundraising events to support local organizations and community service events. We encourage our employees to participate in these events and recognize their efforts and contributions in their respective communities.

Labor Relations

As of December 31, 2024, we had approximately 10,000 employees. A large number of our employees at our Casinos & Resorts properties within several US states are represented by a labor union and are subject to collective bargaining agreements with us. As of December 31, 2024, we had 32 collective bargaining agreements covering 3,442 employees. Our collective bargaining agreements generally have three-or-five-year terms.

Environmental, Social and Corporate Governance

Bally’s is committed to engaging and investing in the communities in which we operate and promoting a diverse and inclusive workplace for our valued team members. We strive to make a positive impact and embrace our commitment to responsible gaming and business practices.

Across all jurisdictions where we are located, we are dedicated to building stronger communities by becoming an integral part of the local community by hosting fundraisers, building relationships, growing tourism, and supporting local non-profits. The Company made a landmark $5 million commitment over five years to the Community College of Rhode Island Foundation as part of a strategic workforce and economic development partnership in the State of Rhode Island. This investment has led to the development and launch of a comprehensive Table Games Dealer Training Academy at the college campus near one of our largest casinos. The program's inaugural class achieved a 100% graduation rate, with all graduates receiving job offers from Bally’s; 90% of those graduates remain active team members today.

Building on this success, the Company has initiated two additional workforce development programs in Hospitality & Tourism, Networking Technology, IT, and Cybersecurity. The first new course, "Orientation to Hospitality Management," commenced on October 31, 2024, with additional courses planned for Spring 2025. Certificate programs in Food & Beverage, Casino Marketing, Casino Accounting, Gaming Management, and Sustainable Tourism are scheduled to follow.

In addition, we are committed to ensuring responsible play and guest safety. All our employees participate in training to better equip them to identify and mitigate problem play. The Company is a member of the U.S. Responsible Online Gaming Association and the corporate Leadership Circle for the National Council on Problem Gambling, adopted American Gaming Association’s Responsible Marketing Code of Conduct and supported its annual "Have a Game Plan" Campaign, and received RG Check responsible gaming accreditation for online operations BallyCasino.com and VirginCasino.com (since rebranded to MONOPOLYCasinoUS.com). We are also committed to supporting responsible gaming research and donated over $1 million to the International Center of Responsible Gaming for expanded research for underage play prevention and the usage of responsible gaming tools since 2022.

Governmental Gaming Regulation

General

The casino and iGaming industries are highly regulated, and we must maintain licenses and pay gaming taxes in each jurisdiction in which we operate. Our casino and iGaming businesses are subject to extensive regulation under the laws, rules and regulations of the jurisdiction in which we operate. These laws, rules and regulations generally concern the responsibility, financial stability, integrity and character of the owners, managers, officers and certain employees of our gaming operations. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions.

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

The Regulatory Agreement also provides affirmative obligations, including setting a minimum number of employees that we must employ in Rhode Island and providing the DBR and DoL with periodic information updates about us. Among other things, the Regulatory Agreement prohibits us and our subsidiaries from owning, operating, managing or providing gaming specific goods and services to any properties in Rhode Island (other than Bally’s Twin River and Bally’s Tiverton), Massachusetts, Connecticut or New Hampshire. A failure to comply with the Regulatory Agreement could subject us to injunctive and monetary relief, and ultimately the revocation or suspension of our licenses to operate in Rhode Island.

The DoL also has regulatory authority over Bally’s under our VLT master contracts with the DoL. Our master contracts with Rhode Island extended through June 30, 2043, and allow for consolidation of promotional points between Bally’s Twin River and Bally’s Tiverton, obligate Bally’s Twin River to build a 50,000 square foot expansion, obligate Bally’s to lease at least 20,000 square feet of commercial space in Providence, and commit us to invest $100 million in Rhode Island over the term, including an expansion and the addition of new amenities at Bally’s Twin River. As a licensed Technology Provider since July 1, 2021, Bally’s Twin River is entitled to an additional share of net terminal income on Video Lottery Terminals (“VLTs”) which they owned or leased. June 2021 legislation in Rhode Island also authorized a joint venture between Bally’s and IGT Global Solutions Corporation (“IGT”) to become a licensed technology provider and supply the State of Rhode Island with all VLTs at both Bally’s Twin River and Bally’s Tiverton for a 20.5-year period starting January 1, 2023. The joint venture was organized as the Rhode Island VLT Company, LLC, with IGT owning 60% of the membership interests and Bally’s or its affiliates owning 40% of the membership interests (“RI Joint Venture”). On December 30, 2022, Bally’s Twin River and Bally’s Tiverton purchased additional machines directly from IGT to effectively own 40% of the machines. On January 1, 2023, Bally’s Twin River and Bally’s Tiverton contributed all of their machines to the RI Joint Venture in return for an aggregate 40% membership interest, and IGT contributed all of their machines at Bally’s Twin River and Bally’s Tiverton to the RI Joint Venture in return for a 60% membership interest.

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

Our core brand in the United States is Bally’s and Bally. We use “Bally’s” in connection with a majority of our land-based properties. We use variations of “Bally” in connection with our interactive products, including Bally Bet, Bally Live and Bally Play. The Bally’s and Bally brand is protected by approximately 170 trademark registrations and applications in the U.S. and foreign jurisdictions. In line with our multi-brand strategy, we register trademarks for brands either directly exploited by us in the provision of gaming services or for the purpose of licensing to third parties. Following the sale of the Carved-Out Business in the fourth quarter of 2024, our in-house brands in foreign jurisdictions include Jackpotjoy, Botemania, Vera & John (in Sweden only) and Bally Casino. We also operate interactive sites under brand license agreements with third parties, including the Virgin, Rainbow Riches, Double Bubble Bingo and Monopoly brands. In addition, we hold an exclusive trademark license for Hard Rock in relation to our Hard Rock Biloxi casino. The Hard Rock license expires in 2027 with an option to renew for two successive ten-year terms.

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

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available on the SEC’s website at www.sec.gov. We also make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all amendments to these reports available free of charge through our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our Code of Business Conduct, Corporate Governance Guidelines and charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee are available on our website, www.Ballys.com. The information that is contained in, or that is accessed through, our website is not part of this filing.

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
•Our management identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements.
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

Online and land-based gambling operators licensed in the UK and other jurisdictions are obliged to establish and maintain compliant AML, anti-terrorism, safer gambling, fraud detection, risk management and other regulatory policies, procedures and controls to mitigate and effectively manage these risks. In the event that they fail to do so, they may be subject to enforcement action by gambling regulators or other governmental agencies or private action by affected third parties. In the event of a breach, a range of sanctions may be imposed, including financial penalties or regulatory settlements, public warnings, the imposition of special operating conditions or license conditions and the suspension or revocation of gambling licenses.

In addition, there is a risk that increased AML regulatory and safer gambling measures in the UK will prove to be challenging for us. If we are required to conduct t new financial risk checks on our highest value customers, some may be unwilling to provide the additional information and/or documentation required by us in the UK to ascertain their sources of wealth, the affordability of their leisure spending with us or their risk of gambling related harm or vulnerability, and to continue to verify such information.

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

We are required to comply with the GDPR to the extent that we either: (1) have customers located in the UK and the EU or (2) conduct the processing of personal data in the UK and the EU. The impact of the GDPR is of particular relevance to our marketing activities and information technology security systems and procedures. The GDPR and associated e-privacy laws impose constraints on the ability of a data controller to profile and market to customers. Data subjects have the right to object to a controller processing their data in certain circumstances, including the right to object to their data being processed for the purposes of direct marketing. Controllers of personal data are required to maintain written records as to how they comply with the GDPR and provide more detailed information to data subjects in relation to how their data is being processed. In addition, updated e-privacy laws are under consideration in the UK and the EU to update the legislative rules applicable to digital and online data processing and to align e-privacy laws to the GDPR. The GBGC has separately introduced limitations on the use of personal data by holders of operating licenses, particularly in relation to direct marketing.

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

If our or any third-party service providers’ data processing activities breach the GDPR (or associated e-privacy laws), then we could, whether as a result of a failure to implement adequate policies and procedures or otherwise, face significant fines and/or the revocation of existing licenses and/or the refusal of new applications for licenses, as well as claims by customers and reputational damage. The resultant losses suffered could materially adversely affect our business, financial condition and results of operations. There can be no assurances that we would be able to recoup such losses, whether in whole or in part, from our third-party service providers or insurers.

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

Following the merger with Queen, there can be no assurance that Bally’s will be able to successfully integrate Queen or otherwise realize any expected benefits of the merger transactions.

The integration of the two companies may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining or attracting business and operational relationships; faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications and other systems; as well as potential unknown liabilities, unforeseen expenses relating to integration, or delays associated with the merger transactions. Accordingly, the future operating results, cash flows and financial condition of the surviving corporation will be affected by its ability to manage changing business conditions and to implement and adapt its financial controls and reporting systems in response to the merger transactions.

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

We currently lease certain real property interests underlying several of our Casino properties. Our leases provide that they may be terminated for a number of reasons, including failure to pay rent, taxes or other payment obligations or the breach of other covenants contained in the leases. Our leases with GLPI require annual rent payments of $173.8 million in 2025, which is subject to escalation annually, and in some instances, obligate us to make specified minimum capital expenditures with respect to the leased properties. If our business and properties fail to generate sufficient earnings, the payments required to service the rent obligations under our leases with GLPI could materially and adversely limit our ability to react to changes in our business and make acquisitions and investments in our properties. Regarding our ground leases, we have the right to use the leased land; however, we do not hold fee ownership of the underlying land. Accordingly, we have no interest in the leased land or improvements thereon at the expiration of the ground leases. If our use of the land underlying our casino properties is disrupted permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. Further, in the event that any lessor of our leased properties, including GLPI, encounters financial, operational, regulatory or other challenges, there can be no assurance that such lessor will be able to comply with its obligations under the applicable lease.

We entered into a lease with GLPI and could experience risks associated with the leased property, including risks relating to lease termination, inability to obtain a satisfactory lease extension, consents and approvals, charges and our relationship with the landlord, which could have a material adverse effect on our business, financial position or results of operations.

On July 11, 2024, we entered into the a term sheet with GLPI (the “GLPI Term Sheet”) for a strategic construction and financing arrangement, including up to $940.0 million of funding for the construction of our permanent resort and casino in Chicago, Illinois. In connection therewith, GLPI entered into an agreement with our landlord, an affiliate of Oak Street Real Estate Capital (“Oak Street”), to acquire the fee interest in the property on which we plan to develop our permanent Chicago resort and casino. Upon the closing of such acquisition, our ground lease with Oak Street was terminated, and we entered into a First Amendment to Ground Lease with GLPI to reflect certain provisions of the GLPI Term Sheet. The GLPI Term Sheet further provides that we will enter into (a) a new ground lease with GLPI (the “Chicago MLA”) to lease such property and (b) a development agreement with GLPI (the “GLPI Development Agreement”) pursuant to which GLPI will commit to advance up to $940 million (the “GLPI Development Advances”) for the payment of hard costs used to construct our permanent Chicago resort and casino in exchange for increasing the amount of rent that we pay to GLPI under the Chicago MLA. The Chicago MLA will have a 15-year term followed by multiple renewal terms to be agreed between us and GLPI, and rent payable under the Chicago MLA will be (a) $20.0 million annually, subject to annual escalations to be set forth therein, plus (b) an annual amount equal to 8.5% of the GLPI Development Advances that GLPI advances to us. In addition, we agreed in the GLPI Term Sheet to sell and lease back its real property interests underlying Bally’s Kansas City and Bally’s Shreveport pursuant to a new Master Lease Agreement (“Master Lease No.2”) and a new contribution agreement, which transactions closed on December 16, 2024. The GLPI Term Sheet further provides that we will amend our existing contribution agreement with GLP with respect to Bally’s Twin River pursuant to which the Company (or its applicable subsidiary) will sell the underlying real property to GLP and add the Bally’s Twin River property to Master Lease No.2.

The terms and conditions of Master Lease No.2 are substantially the same as that certain Master Lease, dated June 3, 2021 (“Master Lease No.1” and, together with Master Lease No.2, the “Bally’s Master Lease Agreements”), by and between Bally’s Management Group, LLC, an affiliate of the Company, and GLPI, except as modified by the terms set forth in the GLPI Term Sheet. GLPI will have the right to terminate the Chicago MLA upon any event of default under the Chicago MLA. Such events of default are expected to include, without limitation, a failure to pay amounts due after applicable notice and cure periods, certain bankruptcy or insolvency events, a cross-default with the GLPI Development Agreement and the failure to comply with a variety of covenants after applicable notice and cure periods, including those related to the development of our permanent resort and casino, repair and maintenance, alterations and insurance. In addition, the Chicago MLA will be amended to add a cross-default to the Bally’s Master Lease Agreements upon any refinancing, extension or majority amendment of Bally’s existing credit facilities.

There will also be certain restrictions on our ability to assign our interest in the Chicago MLA without having to obtain GLPI’s prior consent, including requirements for the transferee (or its parent company) to satisfy certain financial metrics and have a certain level of experience in operating or managing casinos.

GLPI’s obligation to make GLPI Development Advances under the GLPI Development Agreement will be subject to certain conditions, including the following: (a) we will have invested at least $560 million of equity into the development and construction of our permanent resort and casino since inception, (b) we will have unrestricted access to funds in an amount sufficient at the time of each GLPI Development Advance to complete the construction of our permanent resort and casino, (c) we will have assigned to GLPI and subleased back our interest in the Medinah lease agreement, and (d) all of the definitive documents required by the GLPI Term Sheet will have been signed, or, if such definitive documents cannot be signed without regulatory approval required under applicable law and such regulatory approval is the sole condition precedent to the signing of such definitive documents, such definitive documents are in final form and have been submitted for regulatory approval. We will be obligated to construct and complete our permanent resort and casino in compliance with terms and conditions to be set forth in the GLPI Development Agreement, which are expected to be customary and reasonable for large scale multi-phase developments and are expected to include the satisfaction of to-be-specified development and construction milestones.

The GLPI Development Agreement will contain customary representations and covenants by us and will contain funding conditions in each case which are customary and reasonable for large scale multi-phase developments, including, without limitation, (a) GLPI’s reasonable approval of plans and specifications, the project budget (including amendments thereto and reallocations therein except those to be permitted under the GLP Development Agreement), the project schedule, the underlying construction and architect contracts, and all change orders (subject to exceptions to be set forth in the GLPI Development Agreement), (b) GLPI’s receipt of appropriate lien waivers, (c) budget balancing requirements, (d) retainage requirements, (e) the identification of a GLPI representative as “owners representative” under the construction contract, and (f) other customary conditions, all to be set forth in the GLPI Development Agreement. The GLPI Development Agreement will also contain defaults and remedies which are customary and reasonable for large scale multi-phase developments, including, without limitation, a cross-default with the Chicago MLA. We will not be permitted to assign, finance, transfer, pledge or encumber our interest in the GLP Development Agreement without GLPI’s prior written consent, whether or not any such assignment, financing, transfer, pledge or encumbrance is permitted with respect to the GLPI Lease Agreement, other than to a permitted leasehold mortgagee under the Chicago MLA.

Termination of any or all of the casino lease agreements (including as a result of a default under the GLPI Development Agreement) would result in us losing some or all of our rights with respect to the applicable properties, could result in a default under the Host Community Agreement, and could have a material adverse effect on our business, financial position or results of operations. In the event of a termination of any of the casino lease agreements (including as a result of a default under the GLPI Development Agreement), we may be required to transfer all personal property located at the applicable property to a designated successor, and we may not be adequately compensated for that personal property. Moreover, since as a lessee we do not completely control the land and improvements underlying our operations, the lessors could take certain actions to disrupt our rights in the properties leased under the casino lease agreements, which are beyond our control. If the lessors chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. There can also be no assurance that we will be able to comply with our obligations under the casino lease agreements (including our obligations under the GLPI Development Agreement) in the future. In addition, if the lessors have financial, operational, regulatory or other challenges, there can be no assurance that the lessors will be able to comply with their obligations under the casino lease Agreements, including their obligations to provide us financing for the construction of our permanent resort and casino in Chicago.

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

Our management identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements.

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As disclosed in this report, we evaluated the effectiveness of our internal control over financial reporting and identified a material weakness as of December 31, 2024 relating to the lack of segregation of duties over the preparation, review, and recording of journal entries within our International Interactive reportable segment.

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

The US Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions where Bally’s and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” including the OECD’s “Pillar Two” framework, which, among other changes, would generally provide for an effective global minimum corporate tax rate of 15% on profits generated by certain multinational companies. This minimum tax would be applied to profits in any jurisdiction where the effective tax rate, determined on a country-by-country basis and applying certain agreed-upon conventions, is below 15%. The OECD and its members are undertaking the coordinated implementation of the minimum tax. Although this initiative is subject to further developments in the countries where Bally’s and its affiliates do business, it is already in force or is expected to be in force in various jurisdictions, including the UK and the EU. We are continuing to evaluate the Pillar Two framework and related legislation and the potential impact on our business. The adoption of the Pillar Two framework by countries in which Bally’s and its affiliates do business could adversely affect Bally’s and its affiliates’ effective tax rate and increase tax complexity and uncertainty. Furthermore, as a result of the Pillar Two framework or other tax initiatives, the tax laws in the US, the UK and other countries in which Bally’s and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect Bally’s and its affiliates.

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

A large number of our employees at our Casinos & Resorts properties within several US states are represented by a labor union and are subject to collective bargaining agreements with us. As of December 31, 2024, we had 32 collective bargaining agreements covering 3,442 employees. Our collective bargaining agreements generally have three-or-five-year terms. There can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements. We may also face organizing activities that could result in additional employees becoming unionized. Furthermore, labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses and legal costs thereby affecting our profitability or interfering with the ability of our management to focus on executing our business strategies, and could impose limitations on our ability to reduce the size of our workforce during an economic downturn, which could put us at a competitive disadvantage.

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

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance and sustainability considerations relating to businesses, including climate change and greenhouse gas emissions, data privacy, artificial intelligence, human capital and diversity, equity and inclusion. We make statements about goals and initiatives through information provided on our website, press statements and other communications. Responding to these considerations and implementation of these goals and initiatives involves risks and uncertainties and requires ongoing investments. The success of our goals and initiatives may be impacted by factors that are outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus and views of stakeholders may change and evolve over time and vary depending on the jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and views could materially adversely affect our business, financial condition and results of operations.

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

Our results of operations and financial condition could be adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war, terrorism and public health crises such as the COVID-19 pandemic. In addition, results could be adversely impacted by other events beyond our control, including travel disruptions.

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

In addition, other events beyond our control, such as travel disruptions impacting the ability of people to travel to our casino properties, could impact our business. For example, the closure of Washington Bridge in Rhode Island has impacted foot traffic at our Rhode Island properties, particularly Bally’s Twin River.

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

As of December 31, 2024, we had approximately $3.37 billion of total indebtedness outstanding consisting of $1.89 billion outstanding under our term loan facility (the “Term Loan”) pursuant to the terms of a credit agreement we entered into on October 1, 2021 (the “Credit Agreement”) with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders party thereto, and $1.5 billion in aggregate principal amount of outstanding 5.625% senior notes due 2029 and 5.875% senior notes due 2031. As of December 31, 2024, we have a $620.0 million revolving credit facility (the “Revolving Credit Facility” or “Revolver” and, together with the Term Loan, the “Credit Facility”), of which there were no outstanding borrowings as of that date. In addition, on February 7, 2025, we issued $500 million in aggregate principal amount of first lien senior secured notes due October 2, 2028. This indebtedness may have important negative consequences for us, including:

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

Though we have significant amounts of indebtedness outstanding, as of December 31, 2024, we have the ability to borrow the remaining $608.4 million available under our Revolving Credit Facility and may issue or incur additional indebtedness to fund our operations, including as necessary to execute on our growth strategy. Further, we may incur other liabilities that do not constitute indebtedness under the Credit Facility. The risks that we face based on our outstanding indebtedness may intensify if we incur additional indebtedness or financing obligations in the future.

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

Our largest shareholder owns a controlling percentage of our outstanding common stock, which could limit the ability of other shareholders to influence corporate matters.

Standard General, our largest shareholder, beneficially owned 73.7% of our outstanding common stock as of February 28, 2025 and, therefore, is able to control the outcome of matters submitted to our stockholders for approval. Standard General’s Managing Partner and Chief Investment Officer serves as the Chairman of our Board. This concentrated control may limit or preclude your ability to influence corporate matters.

In the future we could elect to become a "controlled company" under the corporate governance rules for NYSE-listed companies and elect not to have a majority of our board of directors be independent and/or not to have a compensation committee and/or an independent nominating function. If such election is made in the future, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NYSE-listed companies.

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

Our data breach management policy classifies potential incidents by risk levels, and we typically prioritize our incident mitigation and impact evaluation efforts based on those risk classifications, while focusing on maintaining the resiliency of our systems. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls, and other safeguards in place to manage such risks.

Following these risk assessments, we design, implement, and maintain reasonable safeguards to minimize the identified risks; reasonably address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards. Some of the other steps we have taken to detect, identify, assess, classify, and attempt to mitigate cyber security and risks include:

•Adopting and periodically reviewing and updating information security and privacy policies;
•Conducting targeted audits and penetration tests throughout the year, using both internal and external resources;
•Complying with the Payment Card Industry Data Security Standard (PCI-DSS);
•Implementing an Information Security Management System (ISMS) that is certified as meeting the requirements of the ISO 27001 standard;
•Implementing a Privacy Information Management System (PIMS) that complies with the requirements of the ISO 27701 standard;
•Engaging an industry-leading, suitably qualified and experienced third party to independently evaluate our information security systems on a regular basis;
•Adopting a vendor risk management program, which includes receiving the results of cybersecurity evaluations conducted on certain vendors engaged in high-risk data processing;
•Providing security and data protection training and awareness to our employees, contractors and key partners with access to sensitive information and systems; and
•Maintaining cyber liability insurance.

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

Management’s Responsibilities

In the event we identify a potential cybersecurity issue, we have defined procedures for responding to such issues, including procedures that address when and how to engage with Company management, our Board of Directors, other stakeholders, and law enforcement when responding to such issues. We have a dedicated management team overseeing our cybersecurity initiatives, led by our Chief Information Officer, our Vice President and Global Data Privacy Officer, and our Vice President of Cybersecurity. Our Chief Information Officer has over 25 years’ experience overseeing and managing information technology teams and complex IT systems, and our Vice President of Cybersecurity has over 15 years’ experience developing and managing cybersecurity functions and strategies. Our Vice President of Global Data Privacy is a recognized leader in the industry with over 7 years of experience in managing global data privacy programs. Our cybersecurity management team regularly meets with senior executives and other team members to provide oversight with respect to our cybersecurity risk detection, identification, assessment, classification, and mitigation efforts.

ITEM 2.    PROPERTIES
The properties managed/owned by Bally’s as of December 31, 2024, as shown in the table below:

Property	Location	Property Type	Built/Acquired	Gaming Square Footage	Reportable Segment
Bally’s Twin River Lincoln Casino Resort(1)	Lincoln, RI	Casino and Resort	2004	188,070	Casinos & Resorts
Bally’s Arapahoe Park	Aurora, CO	Racetrack/OTB Site	2004	—	Casinos & Resorts
Hard Rock Hotel & Casino Biloxi(1)(3)	Biloxi, MS	Casino and Resort	2014	50,984	Casinos & Resorts
Bally’s Tiverton Casino & Hotel(1)(3)	Tiverton, RI	Casino and Hotel	2018	33,840	Casinos & Resorts
Bally’s Dover Casino Resort(1)(3)	Dover, DE	Casino, Resort and Raceway	2019	92,067	Casinos & Resorts
Bally’s Black Hawk(1)(2)(3)	Black Hawk, CO	Three Casinos	2020	34,632	Casinos & Resorts
Bally’s Kansas City Casino(1)(3)	Kansas City, MO	Casino	2020	50,000	Casinos & Resorts
Bally’s Vicksburg Casino(1)	Vicksburg, MS	Casino and Hotel	2020	32,608	Casinos & Resorts
Bally’s Atlantic City Casino Resort(1)	Atlantic City, NJ	Casino and Resort	2020	81,614	Casinos & Resorts
Bally’s Shreveport Casino & Hotel(1)(3)	Shreveport, LA	Casino and Hotel	2020	30,000	Casinos & Resorts
Bally’s Lake Tahoe Casino Resort	Lake Tahoe, NV	Casino and Resort	2021	46,665	Casinos & Resorts
Bally’s Evansville Casino & Hotel(1)(3)	Evansville, IN	Casino and Hotel	2021	46,265	Casinos & Resorts
Bally’s Quad Cities Casino & Hotel(1)(3)	Rock Island, IL	Casino and Hotel	2021	42,300	Casinos & Resorts
Bally’s Chicago Casino(4)	Chicago, IL	Casino	2023	34,894	Casinos & Resorts
Bally’s Golf Links at Ferry Point	Bronx, NY	Golf Course	2023	—	Casinos & Resorts
Bally's Newcastle	Newcastle, United Kingdom	Casino	2024	43,000	International Interactive
__________________________________
(1)    The properties noted above are required to be mortgaged under and are encumbered under our Credit Agreement.
(2)    These properties include Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(3)    Properties leased from GLPI. Refer to Note 18 “Leases” for further information.
(4)    Temporary casino facility while permanent casino resort is constructed. Site of future permanent casino resort is leased from GLPI.

As of December 31, 2024, Bally’s had approximately 200,000 square feet of office space, including the corporate headquarters located in Providence, Rhode Island. Our interactive businesses operate primarily in leased office space located in the UK, US, Canada, Estonia, Gibraltar and Isle of Man.

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

Stock Performance Graph

Our shares of common stock began trading on the NYSE on March 29, 2019. The performance graph below compares the cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones US Gambling Index. The performance graph assumes that $100 was invested on December 31, 2019 in each of our common stock, the S&P 500 and the Dow Jones US Gambling Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Bally's Corporation, the S&P 500 Index and the Dow Jones US Gambling Index
$300
$200
$100
$—
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
Bally's Corporation
S&P 500
Dow Jones US Gambling

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2024 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2024 S&P Down Jones Indices LLC, a division of S&P Global. All rights reserved.

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

Holders

At February 28, 2025, there were 8 holders of record of our common stock, although we believe there are a larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of shareholders. Standard General, our largest shareholder, beneficially owned 73.7% of our outstanding common stock as of February 28, 2025.

Issuer Purchases of Equity Securities

On June 14, 2019, we announced that the Board approved a capital return program (the “Capital Return Program”) under which we may expend a total of up to $250 million for a share repurchase program and payment of dividends. On February 10, 2020, and October 4, 2021, the Board approved an additional $100 million and $350 million for stock repurchases and payment of dividends, respectively. As of December 31, 2024, $95.5 million was available for use under the capital return program.

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

There were no share repurchases made by the Company of its common stock during the year ended December 31, 2024.

On February 7, 2025, approximately 22.9 million shares of our common stock were converted into the right to receive cash consideration equal to $18.25 per share in connection with our transactions with Standard General and its affiliates, including Queen.

Recent Sales of Unregistered Securities

On February 7, 2025, we issued 30,452,096 shares of our common stock in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), in connection with the closing of our transactions with Standard General and its affiliates, including Queen. In addition, SBG Gaming, LLC (“SBG”) delivered to us options it previously acquired from us to purchase 1,639,669 shares of our common stock in exchange for warrants to purchase 384,536 shares of our common stock containing terms substantially similar to other warrants held by SBG. The warrant issuance was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act. See our Current Report on Form 8-K filed with the SEC on February 13, 2025 for additional information.

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

Executive Overview

During 2024, we continued to expand our business by actively pursuing new gaming opportunities and strategically allocating capital to our growth initiatives and existing operations.
•In connection with our development plans for Bally’s Chicago, we secured a $940 million financing arrangement with GLPI for constructing our flagship casino in downtown Chicago, with construction slated for early 2025.
•The controlled demolition of the Tropicana Las Vegas hotel towers advanced our stadium construction plans and site redevelopment.
•We expanded our iGaming presence by launching the Bally Bet Casino app in Rhode Island and enhancing the Bally Bet sportsbook app’s reach in 13 US states and Ontario.
•During the fourth quarter of 2024, we successfully disposed of portions of our international interactive business in Asian and certain other international markets. In addition, we transferred ownership of certain intellectual property used in the business into a purpose trust, which began receiving license fees under a new commercial license arrangement. We also purchased a warrant representing a 19.99% fully diluted equity interest in the Carved-Out Business.

These steps continue to position us as a prominent, full-service, vertically integrated iGaming company, with physical casinos and online gaming solutions united under a single, leading brand.

Business Development Projects

Our business development projects are summarized above in “Our Strategy and Business Developments” section above and in Note 7 “Business Combinations” to our consolidated financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K.

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

Results of Operations

The following table presents, for the periods indicated, certain revenue and income items:

	Years Ended December 31,
(In millions)	2024	2023	2022
Total revenue	$2,450.5	$2,449.1	$2,255.7
(Loss) income from operations	(258.3)	104.0	(293.0)
Net loss	(567.8)	(187.5)	(425.5)
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Years Ended December 31,
	2024	2023	2022
Total revenue	100.0%	100.0%	100.0%
Gaming and non-gaming expenses	45.8%	45.1%	44.7%
General and administrative	42.6%	45.5%	36.6%
Gain on sale-leaseback, net	(3.5)%	(15.3)%	(2.3)%
Impairment charges	10.2%	6.1%	20.6%
Depreciation and amortization	15.5%	14.3%	13.3%
Total operating costs and expenses	110.5%	95.8%	113.0%
(Loss) income from operations	(10.5)%	4.2%	(13.0)%
Other (expense) income:
Interest expense, net	(11.8)%	(11.3)%	(9.2)%
Other non-operating income (expense), net	(0.2)%	(0.5)%	2.1%
Total other expense, net	(12.0)%	(11.8)%	(7.2)%
Loss before income taxes	(22.5)%	(7.6)%	(20.1)%
Provision (benefit) for income taxes	0.6%	0.1%	(1.3)%
Net loss	(23.2)%	(7.7)%	(18.9)%
__________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Information

The Company has three reportable segments: Casinos & Resorts, International Interactive and North America Interactive. Refer to “Our Operating Structure” in Part I, Item 1 “Business” of this Annual Report on Form 10-K and Note 23 “Segment Reporting” to our consolidated financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our segment reporting structure. The following table sets forth certain financial information associated with results of operations for the years ended December 31, 2024, 2023 and 2022. Non-gaming revenue includes hotel, food and beverage, licensing and retail, entertainment and other revenue. Non-gaming expenses include hotel, food and beverage, licensing and retail, entertainment and other expenses.

	Years Ended December 31,			2024 over 2023	2023 over 2022
(In thousands, except percentages)	2024	2023	2022	$ Change	$ Change
Revenue:
Gaming
Casinos & Resorts	$1,008,361	$954,725	$907,431	$53,636	$47,294
International Interactive	893,756	952,921	899,934	(59,165)	52,987
North America Interactive	149,551	84,395	38,759	65,156	45,636
Total Gaming revenue	2,051,668	1,992,041	1,846,124	59,627	145,917

Non-gaming
Casinos & Resorts	354,752	408,566	320,132	(53,814)	88,434
International Interactive	15,737	20,289	46,508	(4,552)	(26,219)
North America Interactive	28,321	28,177	42,941	144	(14,764)
Total Non-gaming revenue	398,810	457,032	409,581	(58,222)	47,451
Total revenue	$2,450,478	$2,449,073	$2,255,705	$1,405	$193,368

Operating costs and expenses:
Gaming
Casinos & Resorts	$380,019	$337,193	$313,569	$42,826	$23,624
International Interactive	403,949	457,206	451,331	(53,257)	5,875
North America Interactive	150,095	94,538	48,018	55,557	46,520
Total Gaming expenses	934,063	888,937	812,918	45,126	76,019

Non-gaming
Casinos & Resorts	174,228	194,612	147,575	(20,384)	47,037
International Interactive	5,608	11,985	34,205	(6,377)	(22,220)
North America Interactive	9,252	9,642	14,538	(390)	(4,896)
Total Non-gaming expenses	189,088	216,239	196,318	(27,151)	19,921

General and administrative
Casinos & Resorts	791,316	658,021	510,929	133,295	147,092
International Interactive	198,560	191,358	149,168	7,202	42,190
North America Interactive	66,670	85,203	113,913	(18,533)	(28,710)
Corporate & Other	(13,060)	179,394	51,696	(192,454)	127,698
Total General and administrative	$1,043,486	$1,113,976	$825,706	$(70,490)	$288,270

Margins:
Gaming expenses as a percentage of Gaming revenue	46%	45%	44%
Non-gaming expenses as a percentage of Non-gaming revenue	47%	47%	48%
General and administrative as a percentage of Total revenue	43%	45%	37%

Year ended December 31, 2024 compared to year ended December 31, 2023

Total revenue

Our total revenue for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	2024	2023	$ Change	% Change
Gaming	$2,051,668	$1,992,041	$59,627	3.0%
Hotel	148,693	200,650	(51,957)	(25.9)%
Food and beverage	135,213	143,521	(8,308)	(5.8)%
Licensing	6,861	—	6,861	100.0%
Retail, entertainment and other	108,043	112,861	(4,818)	(4.3)%
Total revenue	$2,450,478	$2,449,073	$1,405	0.1%

Total revenue for the year ended December 31, 2024 remained consistent when compared to the year ended December 31, 2023. Revenue from our Casinos & Resorts reportable segment increased 6% to $1.01 billion, mainly due to the inclusion of our Bally’s Chicago temporary casino property, which contributed an incremental increase of approximately $96.5 million during the year ended December 31, 2024, partially offset by the incremental decrease in revenue associated with the closure of our Tropicana Las Vegas property during the second quarter of 2024 of approximately $77.8 million. The expanded operating jurisdictions within our North America Interactive reportable segment also contributed additional incremental revenue of approximately $37.8 million for the year ended December 31, 2024, compared to the prior year. Additionally, within our International Interactive reportable segment, we experienced decreased revenue within our previous markets associated with the sale of the Carved-Out Business, which was partially offset by the incremental increase of $6.9 million from our licensing revenue stream and additional growth within our UK market of approximately $67.5 million.

Gaming and non-gaming expenses

Gaming and non-gaming expenses for the year ended December 31, 2024 increased $18.0 million when compared to the year ended December 31, 2023. The overall increase in gaming and non-gaming expenses from the prior year was mainly attributable to the inclusion of expenses from our recently opened Bally’s Chicago temporary casino which contributed approximately $52.8 million to the increase in both gaming and non-gaming expenses during the year ended December 31, 2024, partially offset by the incremental decrease in expense associated with the closure of our Tropicana Las Vegas property of $42.1 million.

General and administrative

General and administrative expenses for the year ended December 31, 2024 decreased $70.5 million from $1.11 billion, in 2023. The year to date fluctuation in general and administrative expense is primarily attributable to the $144.9 million Diamond Sports Group non-cash settlement in 2023 and decreased acquisition and integration costs and severance and employee related restructuring costs compared to prior year, partially offset by the Loss on disposal of business of $27.8 million recorded in the current year related to the sale of the Carved-Out Business in the fourth quarter of 2024, and increased Merger Agreement costs in 2024.

Impairment charges

In 2024, we recorded total impairment charges of $248.9 million which included $125.9 million, $71.6 million and $12.8 million impairment charges in the International Interactive segment related to its intangible assets, goodwill and certain other long-lived assets, respectively. In addition, we also recorded $38.6 million of impairment charges on gaming licenses in connection with our Casinos & Resorts reporting segment.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2024 was $379.5 million, compared to $350.4 million in 2023. The year to date increase was primarily driven by our Tropicana Las Vegas property, where we recorded accelerated depreciation of $80.1 million on assets as a result of the recent closure of the property on April 2, 2024, partially offset by the decreased expense related to the assets sold in the fourth quarter of 2024 as part of the Carved-Out Business.

(Loss) income from operations

Loss from operations was $258.3 million for the year ended December 31, 2024 compared to income from operations of $104.0 million in 2023. The change year-over-year was driven by the net gain on sale-leaseback of $86.3 million in the current year, made up of the $150.0 million loss related to the lease modification event involving the real estate underlying the Bally’s Chicago project and the $236.3 million gains recorded related to the sale of the Bally’s Kansas City and Bally’s Shreveport assets, compared to the gain on sale-leaseback of $374.3 million recorded in 2023 related to our Hard Rock Biloxi and Bally’s Tiverton properties, combined with the increased impairment charges in the current year, as noted above.

Other (income) expense

Total other expense, net remained consistent, when compared to the year ended December 31, 2023. During the year, we experienced an increase in interest expense due to higher interest rates of our borrowings year-over-year, which were offset by increased foreign currency gains and increased interest income recognized on our derivative instruments.

Provision for income taxes

Provision for income taxes for the year ended December 31, 2024 was $15.3 million, compared to $1.8 million in 2023. The effective tax rate for the year ended December 31, 2024 was (2.8)% compared to (0.9)% in 2023. The 2024 year to date effective tax rate differed from the US federal statutory rate of 21%, creating a provision for income tax on the Company’s Loss before income taxes, largely due to an increase in the valuation allowance and the negative rate differential driven by the increased impairment charges within our foreign entities.

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

Net loss and loss per share

Net loss for the year ended December 31, 2024 was $567.8 million compared to $187.5 million in 2023. As a percentage of revenue, net loss increased from 7.7% for the year ended December 31, 2023 to a net loss of 23.2% for the year ended December 31, 2024. Diluted loss per share for the year ended December 31, 2024 and 2023 was $11.71 and $3.51, respectively, and was impacted by the factors noted above.

Adjusted EBITDA and Adjusted EBITDAR by Segment

Consolidated Adjusted EBITDA was $495.6 million for the year ended December 31, 2024, a decrease of $31.7 million, or 6.0%, from $527.3 million in 2023.

Adjusted EBITDAR for the Casinos & Resorts segment for the year ended December 31, 2024 was $370.5 million, a decrease of $58.5 million, or 13.6%, for the year ended December 31, 2024 compared to $429.0 million in 2023. These decreases were primarily attributable to weather impacts across multiple properties and the closure of the Tropicana Las Vegas in the current year, partially offset by the inclusion of Bally’s Chicago that opened at the end of the third quarter of 2023.

Adjusted EBITDAR for the International Interactive segment for the year ended December 31, 2024 was $336.5 million, a decrease of $7.1 million, or 2.1%, compared to $343.6 million, mainly due to softness in our non-UK operations year-over-year.

Adjusted EBITDAR loss for the North America Interactive segment for the year ended December 31, 2024 was $40.2 million compared to $55.7 million in 2023. The decrease in adjusted EBITDAR losses is largely driven by expanded operating jurisdictions and stronger performance in iGaming and sportsbook in the current year.

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

	Year Ended December 31,
(in thousands)	2024	2023	2022
Adjusted EBITDAR
Casinos & Resorts	$370,518	$428,968	$398,930
International Interactive	336,460	343,559	321,651
North America Interactive	(40,236)	(55,653)	(65,729)
Corporate & Other	(52,212)	(63,770)	(53,024)
Total	614,530	653,104	601,828
Rent expense associated with triple net operating leases(1)	(118,919)	(125,775)	(53,313)
Adjusted EBITDA	495,611	527,329	548,515

Interest expense, net of interest income	(289,629)	(277,561)	(208,153)
(Benefit) provision for income taxes	(15,252)	(1,762)	28,923
Depreciation and amortization	(379,544)	(350,408)	(300,559)
Non-operating expense, net(2)	(25,608)	(12,688)	46,176
Foreign exchange (gain) loss	10,271	(11,019)	516
Transaction costs(3)	(41,060)	(80,376)	(85,604)
Restructuring charges(4)	(17,921)	(31,014)	—
Tropicana Las Vegas demolition and closure costs(5)	(59,838)	—	—
Share-based compensation	(14,752)	(24,074)	(27,912)
Gain on sale-leaseback, net(6)	86,254	374,321	50,766
Loss on disposal of business(7)	(27,796)	—	—
Impairment charges(8)	(248,879)	(149,825)	(463,978)
Merger Agreement costs(9)	(14,808)	—	—
Payment Service Provider write-off(10)	(6,333)	—	—
Diamond Sports Group non-cash settlement(11)	(1,114)	(144,883)	—
Other(12)	(17,356)	(5,540)	(14,236)
Net loss	$(567,754)	$(187,500)	$(425,546)
__________________________________
(1)    Consists of the operating lease components contained within our triple net leases with GLPI for the real estate assets used in the operations of certain Casinos & Resorts properties, and the triple net lease associated with the real estate and land underlying the operations of the Bally’s Lake Tahoe facility.
(2)    Non-operating expense, net includes: (i) change in value of performance warrants, (ii) gain on extinguishment of debt, (iii) non-operating items of equity method investments including our share of net income or loss on an investment and depreciation expense related to our Rhode Island joint venture, and (iv) other (income) expense, net.
(3)    Includes acquisition, integration and other transaction related costs, and financing costs incurred in connection with the Company's sale lease-back transactions.
(4)    Restructuring charges representing the severance and employee related benefits related to the announced Interactive business restructuring initiatives and the closure of the Company’s Tropicana Las Vegas property on April 2, 2024.
(5)    Demolition and closure costs associated with the Tropicana Las Vegas property which is part of the plan to redevelop the site with a state-of-the-art integrated resort and ballpark. As part of the binding term sheet, GLPI has reimbursed the Company for its demolition expenses and had increased rent to reflect the additional funding.
(6)    Gain on sale-leaseback, net is related to Bally’s Kansas City, Bally’s Shreveport and the Company’s Bally’s Chicago project during the year ended December 31, 2024, the Hard Rock Biloxi and Bally’s Tiverton properties during the year ended December 31, 2023, and Bally’s Quad Cities and Bally’s Black Hawk (“Bally's Black Hawk”) during the year ended December 31, 2022.
(7)    Loss on disposal of business of $27.8 million recorded in 2024 related to the sale of its interactive business in Asia and certain other international markets in its International Interactive reportable segment in the fourth quarter of 2024.
(8)    Impairment charges for 2024 includes $125.9 million, $71.6 million and $12.8 million impairment charges in the International Interactive segment related to its intangible assets, goodwill and certain other long-lived assets, respectively, as well as $38.6 million of impairment charges on gaming licenses in connection with our Casinos & Resorts reporting segment. Impairment charges in 2023 included $54.0 million in the International Interactive segment related to a long-standing indefinite lived trademark acquired as part of the Gamesys acquisition, $58.6 million impairment on indefinite-lived gaming licenses in the Casinos & Resorts segment, $5.7 million of impairment charges related to the interactive restructuring program representing the impairment of certain technology which will no longer be utilized, and $3.8 million of impairment on related to assets held-for-sale in 2023. Impairment charges in 2022 include $390.7 million related to our North America Interactive segment as part of our annual goodwill and asset impairment analysis and $73.3 million in the International Interactive segment related to a long-standing indefinite lived trademark acquired as part of the Gamesys acquisition.

(9)    Costs incurred in connection with the Company’s merger with Standard General.
(10)    In the third quarter of 2024, the Company recorded a $6.3 million charge to reduce amounts due from payment service providers (“PSP”) due to a circumstance whereby the payment processer for certain online sports wagering deposits failed to capture and settle funds with patrons of the Company. The Company was not able to recover the full amount due from the payment service provider, resulting in a write down to the recoverable amount. In addition to amounts recovered, the Company received $5.1 million from the PSP as a signing bonus for entering into an extension agreement.
(11)    Non-cash reserve to reflect the remaining Diamond commercial rights intangible asset offset by forgiveness of the liability.
(12)    Other includes the following items: (i) non-routine legal expenses, contract termination charges, and settlement costs for matters outside the normal course of business, (ii) storm related insurance and business interruption recoveries, and (iii) other individually de minimis expenses.

Year ended December 31, 2023 compared to year ended December 31, 2022

This information can be found under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Year ended December 31, 2023 compared to year ended December 31, 2022” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Cash Flows Summary

	Years Ended December 31,
(In thousands)	2024	2023	2022
Net cash provided by operating activities	$113,999	$188,614	$270,971
Net cash provided by (used in) investing activities	97,835	(207,791)	(302,922)
Net cash (used in) provided by financing activities	(287,840)	65,755	43,237
Effect of foreign currency on cash and cash equivalents	(8,002)	5,153	(20,722)
Change in cash and cash equivalents and restricted cash classified as assets held for sale	—	(1,653)	(220)
Net change in cash and cash equivalents and restricted cash	(84,008)	50,078	(9,656)
Cash and cash equivalents and restricted cash, beginning of period	315,262	265,184	274,840
Cash and cash equivalents and restricted cash, end of period	$231,254	$315,262	$265,184

A description of changes in cash flows comparing the years ended December 31, 2023 and 2022 can be found in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Operating Activities

Net cash provided by operating activities was $114.0 million for the year ended December 31, 2024, compared to $188.6 million in 2023. The decrease in cash provided by operating activities was primarily driven by the changes in working capital, offset by increased foreign currency losses in the current year.

Investing Activities

Net cash provided by investing activities was $97.8 million for the year ended December 31, 2024, compared to net cash used in investing activities of $207.8 million in 2023. This change was primarily driven a $111.7 million decrease in cash paid for capital expenditures year-over-year, combined with the $135.3 million of gaming license fees paid in 2023 in connection with the opening of our Bally’s Chicago temporary casino.

Financing Activities

Net cash used in financing activities was $287.8 million for the year ended December 31, 2024, compared to net cash provided by financing activities of $65.8 million in the prior year. This increase was mainly attributable to an increase in long-term debt repayments made in 2024, partially offset by decreased stock repurchases when compared to the prior year.

Capital Return Program

As of December 31, 2024, there was $95.5 million available for use under the Capital Return Program, subject to limitations in our regulatory and debt agreements. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases.

We did not pay cash dividends during the year ended December 31, 2024, nor do we currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.

Unsecured Notes

On August 20, 2021, we issued $750.0 million aggregate principal amount of 5.625% senior notes due 2029 and $750.0 million aggregate principal amount of 5.875% senior notes due 2031. On October 1, 2021, upon the closing of the Gamesys acquisition, we assumed the issuer obligation under the unsecured notes.

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

Secured Notes

In connection with the closing of the merger on February 7, 2025, we entered into a note purchase agreement and issued $500 million in aggregate principal amount of first lien senior secured notes due October 2, 2028, at an annual interest rate of 11%, payable quarterly. These notes are guaranteed by our restricted subsidiaries and secured by the same collateral securing the Credit Facility. The agreement mandates redemption offers in certain situations, such as asset sales and unpermitted debt issuances, with specific redemption premiums applicable within the first two years. After two years, notes can be redeemed at par. The agreement also includes covenants limiting additional indebtedness, dividend payments, asset sales, investments, and liens, subject to certain exceptions and qualifications.

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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments, and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility also includes certain financial covenants the Company is required to maintain throughout the term of the credit facility. These financial covenants include a provision where, in the event borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment, the Company is required to maintain a first lien secured indebtedness to Adjusted EBITDA ratio of 5.00 to 1.00. As of December 31, 2024, the Company was in compliance with all applicable covenants.

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

During 2024, the Company settled $500.0 million of notional interest rate collars and received $3.9 million in termination payments, reflecting the fair value on the settlement date. Additionally, the Company simultaneously entered into a series of interest rate contracts in a notional aggregate amount of $1.00 billion, to further manage the Company’s exposure to interest rate movements associated with the Company’s variable rate Term Loan Facility through its synthetic conversion to fixed rate debt. The tenor of these contracts were matched with the maturity of the Term Loan Facility tranche maturing on October 1, 2028.

Refer to Note 17 “Long-Term Debt” in Item 8 of this Annual Report on Form 10-K for further information.

Operating leases

The Company is committed under various operating lease agreements for real estate and property used in operations. Minimum rent payable under operating leases was $4.86 billion as of December 31, 2024, of which $199.7 million is due within the next twelve months. Refer to Note 18 “Leases” in Item 8 of this Annual Report on Form 10-K for further information.

GLPI leases

As of December 31, 2024, the Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties were leased under the terms of a master lease agreement (the “Master Lease No.1”) with GLPI. The Master Lease No.1 has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $100.5 million, subject to a minimum 1% annual escalation or greater escalation dependent on CPI.

In addition to the properties under the Master Lease No.1 explained above, the Company also entered into a lease with GLPI for the land associated with Tropicana Las Vegas. This lease has an initial term of 50 years (with a maximum term of 99 years with renewal options) at annual rent of $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. In 2024, the Company modified the lease and GLPI paid $48.6 million to the Company to fund the demolition of the building at the Tropicana Las Vegas site in exchange for increasing annual rent by $4.1 million, subject to a minimum 1% annual increase or greater based on CPI, for a total modified annual rent of $14.6 million.

In 2024, the Company completed the sale lease-back transaction of certain real property interests underlying Bally’s Kansas City and Bally’s Shreveport to GLPI for $394.8 million under the terms of a new master lease agreement (the “Master Lease No.2”), with an initial term of 15 years, including four, five-year options to renew and minimum annual payments of $32.2 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. The transaction was structured as a tax-free capital contribution and a substantial portion of the proceeds was used to reduce the Company’s debt. Under the terms of the Master Lease No.2, the Company assigned its rights and obligations related to existing ground leases underlying the Bally’s Kansas City and Bally’s Shreveport properties to GLPI, while remaining responsible to GLPI for rent under these leases as additional charges. This resulted in the termination of the previous right of use assets and lease liabilities related to the land leases and a gain of $26.4 million. In connection with the sale of the Bally’s Kansas City and Bally’s Shreveport assets, the Company recorded a gain of $209.8 million representing the difference in the transaction price and the derecognition of assets.

In 2024, GLP acquired the real estate underlying the Bally’s Chicago project, assuming the existing lease, for which the Company was subject to a $200.0 million financing obligation. Reclassifying the lease as an operating lease due to the transfer of control of the land asset from the Company to the lessor, permitted sale recognition, resulting in the Company derecognizing the $350.0 million land asset and the $200.0 million the long-term financing obligation, and recording a $150.0 million loss on sale-leaseback.

Additionally, the Company entered into a Binding Term Sheet to form a strategic construction and financing arrangement with GLP, which includes the funding to complete the construction of Bally’s Chicago permanent casino. GLP will amend the existing land lease through a new master lease agreement with Bally’s Chicago Operating Company, LLC (“Chicago MLA”). The Chicago MLA includes annual rent of $20 million, subject to customary escalation provisions. The Chicago MLA will also provide up to $940 million in construction financing, subject to conditions and approvals. The Company will pay additional rent under the Chicago MLA based on a 8.5% capitalization rate on funded amounts. The initial lease term for the Chicago MLA is 15 years with renewal options to be agreed upon by the parties.

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

For the year ended December 31, 2024, capital expenditures were $199.8 million compared to $311.5 million in 2023. In 2024, we continued our spending on our planned projects and maintenance at our casino properties, the most significant being our future Bally’s Chicago permanent facility. We expect that capital expenditures, outside of our planned development of the Bally’s Chicago permanent facility, will be relatively flat in 2025 compared to 2024 as we continue our focus on generating cash flows to invest in long-term growth opportunities for the entire Bally’s portfolio.

Bally’s Twin River - In connection with our partnership with IGT, we have committed to invest $100 million in Bally’s Twin River over the term of our master contract, ending in 2043, with Rhode Island to expand the property and add additional amenities along with other capital improvements. As a major component of this, we have constructed and opened a 14,000 square foot Korean-style spa, and a 40,000 square foot casino expansion, both of which opened in the first half of 2023. Approximately $45.1 million of the committed investment remains as of December 31, 2024.

Bally’s Chicago - On June 9, 2022, a wholly-owned indirect subsidiary of the Company, Bally’s Chicago Operating Company, LLC (the “Developer”), signed a host community agreement with the City of Chicago to develop a destination casino resort, to be named Bally’s Chicago, in downtown Chicago, Illinois that will include approximately 3,400 slot machines, 170 table games, 10 food and beverage venues, 500 hotel rooms, a 65,000 square foot entertainment and event center, 20,000 square feet of exhibition space, 3,300 parking spaces and an outdoor green space. The project also provides the Company with the exclusive right to operate a temporary casino for up to three years while the permanent casino resort is constructed. The temporary casino commenced operations on September 9, 2023 at the Medinah Temple and includes approximately 800 gaming positions and 3 food and beverage venues. In 2024, we spent approximately $133.6 million related to the construction and development of our permanent casino and resort, which is expected to open to the public in 2026. We expect future funding of the permanent casino construction to be financed through the GPLI agreement noted above.

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

Other Contractual Obligations

Sponsorship Commitments - The Company has entered into several sponsorship agreements with various professional sports leagues and teams, allowing the Company use of official league marks for branding and promotions, among other rights. As of December 31, 2024, obligations related to these agreements were $125.4 million, with contracts extending through 2036.

Interactive Technology Partnerships - The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of December 31, 2024, the cumulative minimum obligation committed in these agreements is approximately $52.4 million, extending through 2029.

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

Goodwill and Intangible Assets

Assessing goodwill and indefinite-lived intangible assets for impairment is a process that involves significant judgment and requires a qualitative and quantitative analysis with many assumptions which fluctuate based on our business. We review goodwill and indefinite-lived intangible assets at least annually and between annual test dates if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. We have elected to perform our annual tests for indications of impairment as of the first day of the fourth quarter of each year. The evaluation of goodwill and indefinite-lived intangible assets requires the use of estimates about future operating results of each reporting unit and asset to determine the estimated fair value of the reporting unit and the indefinite lived intangible assets. The Company must make various assumptions and estimates in performing its impairment testing, including assumptions and estimates about future cash flows. Changes in estimates and assumptions used in estimating future cash flows could produce significantly different results. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future periods.

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

The Company completed its annual assessment for goodwill impairment as of October 1, 2024, which resulted in no impairment charges to goodwill. Reporting units with goodwill which were identified as having less than a substantial cushion were subject to a sensitivity analysis to determine the potential impairment losses. The carrying value of the International Interactive reporting unit was $2.3 billion as of October 1, 2024 and the estimated fair value exceeded this amount by 12%. The most sensitive inputs to the estimated fair value of the International Interactive reporting unit were the discount rate and terminal growth rate. A hypothetical 50 basis point increase in the WACC or a 50 basis point decline in the terminal growth rate would not have resulted in any impairment charge. Material changes in these estimates could occur and result in additional impairment in future periods.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted. A valuation allowance is required when it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. The consolidated financial statements reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. We assessed our deferred tax liabilities arising from taxable temporary differences and concluded such liabilities are not a sufficient source of income for the realization of deferred tax assets, including indefinite life taxable temporary differences which offset, subject to limitation, deferred tax assets with unlimited carryovers, such as the Section 163(j) interest limitation. Accordingly, the Company’s valuation allowance of $234.6 million reflects an increase of $79.7 million recorded during the year ended December 31, 2024.

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

Recently Issued Accounting Pronouncements

For a discussion of recently issued financial accounting standards, refer to Note 5 “Recently Issued Accounting Pronouncements,” of Part II. Item 8 of this Annual Report on Form 10-K for further detail.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements and foreign currency risk attributable to our operations outside of the US. Inflation generally affects us by increasing our cost of labor. Bally’s does not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2024, 2023 or 2022.

Interest Rate Risk

As of December 31, 2024, interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On December 31, 2024, we had $1.89 billion of variable rate debt outstanding under our Term Loan and Revolving Credit Facilities and $1.49 billion of unsecured senior notes. Based upon a sensitivity analysis of our debt levels on December 31, 2024, a hypothetical increase of 1% in the effective interest rate would cause an increase in interest expense of approximately $18.9 million over the next twelve months while a decrease of 1% in the effective interest rate, not to exceed the interest rate floor, would cause a decrease in interest expense of approximately $18.9 million over the same period.

We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have utilized derivative financial instruments to help manage this risk. As part of the Company’s risk management and hedging program, the Company utilizes interest rate swaps and collars used to hedge and offset, respectively, the variable interest rates on the credit facility as described in Note 12, “Derivative Instruments” to our consolidated financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K.

We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the years ended December 31, 2024, 2023 or 2022.

Foreign Currency Risk

We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the US. A vast majority of our revenues are from the UK market and are conducted in GBP and are therefore susceptible to any movements in exchange rates between the GBP and USD. Foreign currency transaction gains for the year ended December 31, 2024 were $10.3 million, compared to foreign currency transaction losses for the year ended December 31, 2023 of $11.0 million. Movements in currency exchange rates could impact the translation of assets and liabilities of these foreign operations which are translated at the exchange rate in effect on the balance sheet date. We have utilized derivative financial instruments, such as cross currency swaps, as well as economic hedges or forward currency exchange rate contracts, to manage the impact of currency exchange rate fluctuations on earnings and cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bally’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bally's Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2025, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

Goodwill – International Interactive Reporting Unit – Refer to Notes 2 and 11 to the financial statements.
Critical Audit Matter Description

The Company’s goodwill is tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the respective reporting units to their carrying value. The Company determines the fair value of its reporting units in consideration of the income-based and market-based approaches. The key inputs in determining the fair value of the International Interactive reporting unit include expected cash flows and projected financial results, including forecasted revenues (collectively the “International Interactive forecasts”), the selection of the discount rate, and market multiples. As of December 31, 2024, the value of the International Interactive reporting unit goodwill is $1,451.3 million.

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
March 17, 2025

We have served as the Company’s auditor since 2015.

BALLY’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$171,233	$163,194
Restricted cash	60,021	152,068
Accounts receivable, net	55,486	70,328
Inventory	19,317	14,629
Tax receivable	26,345	62,215
Prepaid expenses and other current assets	115,471	108,096
Assets held for sale	—	1,815
Total current assets	447,873	572,345
Property and equipment, net	630,702	1,174,888
Right of use assets, net	1,544,936	1,160,288
Goodwill	1,799,944	1,935,803
Intangible assets, net	1,307,343	1,871,428
Deferred tax asset	2,309	36,034
Other assets	127,030	110,317
Total assets	$5,860,137	$6,861,103
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$19,450	$19,450
Current portion of lease liabilities	65,827	54,842
Accounts payable	85,771	69,161
Accrued income taxes	25,468	78,301
Accrued and other current liabilities	481,292	651,719
Liabilities related to assets held for sale	—	1,307
Total current liabilities	677,808	874,780
Long-term debt, net	3,299,323	3,643,185
Long-term portion of financing obligation	—	200,000
Long-term portion of lease liabilities	1,554,479	1,148,407
Deferred tax liability	118,214	125,590
Other long-term liabilities	179,411	233,287
Total liabilities	5,829,235	6,225,249
Commitments and contingencies (Note 22)
Stockholders’ equity:
Common stock ($0.01 par value; 200,000,000 shares authorized; 40,787,007 and 39,973,202 shares issued; 40,787,007 and 39,973,202 shares outstanding	408	400
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,414,410	1,400,479
Treasury stock, at cost, no shares outstanding as of December 31, 2024 and 2023	—	—
Accumulated deficit	(1,123,649)	(555,895)
Accumulated other comprehensive loss	(260,267)	(209,558)
Total Bally’s Corporation stockholders’ equity	30,902	635,426
Non-controlling interest	—	428
Total stockholders’ equity	30,902	635,854
Total liabilities and stockholders’ equity	$5,860,137	$6,861,103
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenue:
Gaming	$2,051,668	$1,992,041	$1,846,124
Non-gaming	398,810	457,032	409,581
Total revenue	2,450,478	2,449,073	2,255,705

Operating (income) costs and expenses:
Gaming	934,063	888,937	812,918
Non-gaming	189,088	216,239	196,318
General and administrative	1,043,486	1,113,976	825,706
Gain on sale-leaseback, net	(86,254)	(374,321)	(50,766)
Impairment charges	248,879	149,825	463,978
Depreciation and amortization	379,544	350,408	300,559
Total operating costs and expenses	2,708,806	2,345,064	2,548,713
(Loss) income from operations	(258,328)	104,009	(293,008)

Other (expense) income:
Interest expense, net	(289,629)	(277,561)	(208,153)
Other non-operating income (expense), net	(4,545)	(12,186)	46,692
Total other expense, net	(294,174)	(289,747)	(161,461)

Loss before income taxes	(552,502)	(185,738)	(454,469)
Provision (benefit) for income taxes	15,252	1,762	(28,923)
Net loss	$(567,754)	$(187,500)	$(425,546)

Basic loss per share	$(11.71)	$(3.51)	$(7.32)
Weighted average common shares outstanding, basic	48,468,887	53,350,817	58,111,699

Diluted loss per share	$(11.71)	$(3.51)	$(7.32)
Weighted average common shares outstanding, diluted	48,468,887	53,350,817	58,111,699
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Net loss	$(567,754)	$(187,500)	$(425,546)
Other comprehensive income (loss):
Foreign currency translation adjustments	(84,542)	118,781	(270,151)
Defined benefit pension plan adjustments, net of tax	860	542	1,320
Net unrealized derivative gain (loss) on cash flow hedges, net of tax	3,057	(11,246)	—
Net unrealized derivative gain (loss) on net investment hedges, net of tax	29,916	(21,995)	—
Other comprehensive (loss) income	(50,709)	86,082	(268,831)
Total comprehensive loss	$(618,463)	$(101,418)	$(694,377)
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2021	52,254,477	$530	$1,849,068	$(29,166)	$(181,581)	$(26,809)	$3,760	$1,615,802
Issuance of restricted stock and other stock awards	458,603	4	(5,957)	429	—	—	—	(5,524)
Share-based compensation	—	—	27,912	—	—	—	—	27,912
Retirement of treasury shares	—	(74)	(253,783)	182,103	71,754	—	—	—
Share repurchases (including tender offer)	(6,621,841)	—	—	(153,366)	—	—	—	(153,366)
Stock options exercised	20,000	—	86	—	—	—	—	86
Penny warrants exercised	383,934	4	—	—	—	—	—	4
Issuance of MKF penny warrants	—	—	12,010	—	—	—	—	12,010
Shares issued for purchase of SportCaller	107,832	1	3,699	—	—	—	—	3,700
Acquired non-controlling interest	67,052	1	3,331	—	—	—	(3,332)	—
Other comprehensive loss	—	—	—	—	—	(268,831)	—	(268,831)
Net loss	—	—	—	—	(425,546)	—	—	(425,546)
Balance as of December 31, 2022	46,670,057	466	1,636,366	—	(535,373)	(295,640)	428	806,247
Issuance of restricted stock and other stock awards	444,115	4	(2,762)	529	—	—	—	(2,229)
Share-based compensation	—	—	24,074	—	—	—	—	24,074
Retirement of treasury shares	—	(75)	(267,054)	99,153	166,978	—	—	(998)
Share repurchases	(7,581,428)	—	—	(99,081)	—	—	—	(99,081)
Penny warrants exercised	377,253	4	—	—	—	—	—	4
Issuance of MKF penny warrants	—	—	7,371	—	—	—	—	7,371
Settlement of consideration to SportCaller	103,656	1	1,883	—	—	—	—	1,884
Settlement of consideration - Bally’s Interactive	(40,451)	—	601	(601)	—	—	—	—
Other comprehensive income	—	—	—	—	—	86,082	—	86,082
Net loss	—	—	—	—	(187,500)	—	—	(187,500)
Balance as of December 31, 2023	39,973,202	400	1,400,479	—	(555,895)	(209,558)	428	635,854
Issuance of restricted stock and other stock awards	723,990	7	(2,821)	—	—	—	—	(2,814)
Share-based compensation	—	—	14,752	—	—	—	—	14,752
Settlement of consideration	81,190	1	(178)	—	—	—	—	(177)
Acquired non-controlling interest	8,625	—	428	—	—	—	(428)	—
Other	—	—	1,750	—	—	—	—	1,750
Other comprehensive loss	—	—	—	—	—	(50,709)	—	(50,709)
Net loss	—	—	—	—	(567,754)	—	—	(567,754)
Balance as of December 31, 2024	40,787,007	$408	$1,414,410	$—	$(1,123,649)	$(260,267)	$—	$30,902
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(567,754)	$(187,500)	$(425,546)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	379,544	350,408	300,559
Non-cash lease expense	58,727	56,945	32,438
Share-based compensation	14,752	24,074	27,912
Impairment charges	248,879	149,825	463,978
Amortization of debt discount and debt issuance costs	11,707	11,312	10,896
(Gain) loss on extinguishment of debt	—	(4,044)	—
Gain on sale-leaseback, net	(86,254)	(374,321)	(50,766)
Diamond Sports Group non-cash settlement	1,114	144,883	—
Loss on disposal of business	27,796	—	—
Deferred income taxes	23,947	(23,923)	(88,129)
Loss (gain) on assets and liabilities measured at fair value	(18,086)	1,180	(3,251)
Net loss (gain) on equity method investments	1,850	(4,255)	—
Change in value of performance warrants	13,965	7,716	(32,577)
Change in contingent consideration payable	1,343	1,024	(10,747)
Proceeds from interest rate contracts	15,312	—	—
Foreign exchange loss (gain)	(10,271)	11,019	(516)
Other operating activities	17,031	11,166	9,606
Changes in current operating assets and liabilities	(19,603)	13,105	37,114
Net cash provided by operating activities	113,999	188,614	270,971
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(788)	(93,900)	(146,317)
Proceeds from sale-leaseback transactions	388,000	411,000	150,000
Purchase of Bally’s Chicago land	—	—	(200,000)
Advance deposit in connection with sale-leaseback transactions	—	—	200,000
Capital expenditures	(199,827)	(311,483)	(212,256)
Cash paid for capitalized software	(44,864)	(45,200)	(37,121)
Cash and cash equivalents transferred in sale of business	(4,178)	—	—
Restricted cash transferred in sale of business	(37,541)	—	—
Proceeds from net investment hedges	4,058	—	—
Acquisition of gaming licenses	(2,508)	(145,485)	(55,117)
Purchase of equity securities	—	—	(3,175)
Other intangible asset acquisitions	(929)	—	(665)
Other investing activities	(3,588)	(22,723)	1,729
Net cash provided by (used in) investing activities	97,835	(207,791)	(302,922)
Cash flows from financing activities:
Issuance of long-term debt	440,000	448,000	597,000
Repayments of long-term debt	(794,450)	(280,070)	(564,450)
Deferred payables	73,709	—	—
Proceeds from Bally’s Chicago land financing obligation	—	—	200,000
Payment of deferred consideration	(3,102)	—	(30,025)
Share repurchases	—	(99,081)	(153,366)
Other financing activities	(3,997)	(3,094)	(5,922)
Net cash (used in) provided by financing activities	(287,840)	65,755	43,237
Effect of foreign currency on cash and cash equivalents	(8,002)	5,153	(20,722)
Change in cash and cash equivalents and restricted cash classified as assets held for sale	—	(1,653)	(220)
Net change in cash and cash equivalents and restricted cash	(84,008)	50,078	(9,656)
Cash and cash equivalents and restricted cash, beginning of period	315,262	265,184	274,840
Cash and cash equivalents and restricted cash, end of period	$231,254	$315,262	$265,184

	Years Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$314,245	$249,510	$200,901
Cash received from income tax refunds, net of cash paid	2,230	14,444	(38,199)

Non-cash investing and financing activities:
Unpaid property and equipment	$20,256	$22,397	$24,080
Unpaid internally developed software	5,419	1,891	—
Sale of business in exchange for note receivable	32,868	—	—
Bally’s Chicago - land development liability	—	47,739	—
Investment in GLP Capital, L.P.	6,837	14,412	—
Investment in Rhode Island VLT Company, LLC	—	17,832	—
Non-controlling interest acquired	(428)	—	(3,332)
Net purchase consideration for acquisitions	—	58,580	—

	Years Ended December 31,
	2024	2023	2022
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$171,233	$163,194	$212,515
Restricted cash	60,021	152,068	52,669
Total cash and cash equivalents and restricted cash	$231,254	$315,262	$265,184

The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL INFORMATION

Bally’s Corporation (the “Company,” or “Bally’s”) is a global gaming, hospitality and entertainment company with casinos and resorts and online gaming (“iGaming”) businesses. As of December 31, 2024, the Company owns and manages the following properties within its Casinos & Resorts reportable segment:

Casinos and Resorts	Location	Type	Built/Acquired
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)	Lincoln, Rhode Island	Casino and Resort	2004
Bally’s Arapahoe Park	Aurora, Colorado	Racetrack/OTB Site	2004
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)(2)	Biloxi, Mississippi	Casino and Resort	2014
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)(2)	Tiverton, Rhode Island	Casino and Hotel	2018
Bally’s Dover Casino Resort (“Bally’s Dover”)(2)	Dover, Delaware	Casino, Resort and Raceway	2019
Bally’s Black Hawk (“Bally's Black Hawk”)(1)(2)	Black Hawk, Colorado	Three Casinos	2020
Bally’s Kansas City Casino (“Bally’s Kansas City”)(2)	Kansas City, Missouri	Casino	2020
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi	Casino and Hotel	2020
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey	Casino and Resort	2020
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)(2)	Shreveport, Louisiana	Casino and Hotel	2020
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada	Casino and Resort	2021
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)(2)	Evansville, Indiana	Casino and Hotel	2021
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)(2)	Rock Island, Illinois	Casino and Hotel	2021
Bally’s Chicago Casino (“Bally’s Chicago”)(3)	Chicago, Illinois	Casino	2023
Bally’s Golf Links at Ferry Point (“Bally’s Golf Links”)	Bronx, New York	Golf Course	2023
__________________________________
(1)    Includes Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(2)    Properties leased from Gaming and Leisure Properties, Inc. (“GLPI”). Refer to Note 18 “Leases” for further information.
(3)    Temporary casino facility as a permanent casino resort is being constructed. Site of future permanent casino resort is leased from GLPI.

The Company’s International Interactive reportable segment includes the Company’s interactive European gaming operations, the Company’s global licensing revenue generating operations, as well as one casino property, Bally's Newcastle, in the UK.

The North America Interactive reportable segment portfolio of sports betting, iGaming, and free-to-play gaming brands.

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

At the effective time of the Merger, each share of the Company’s Common Stock issued and outstanding (other than shares of common stock owned by (i) the Company or any of its wholly owned subsidiaries, (ii) Parent or any of Parent’s affiliates, (iii) by holders exercising statutory appraisal rights; (iv) by SG Gaming following the Queen Share Contribution; or (v) by holders who have elected to have such shares remain issued and outstanding following the Company Merger (a “Rolling Share Election”)) will be converted into the right to receive cash consideration equal to $18.25 per share of common stock (the “Per Share Price”). Each holder of shares of Company Common Stock (other than the Company or its subsidiaries) will have the option to make a Rolling Share Election.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concurrently with the Merger Agreement, the Company and Parent entered into support agreements with Standard RI Ltd. (“SRL”) (the “SG Support Agreement”), SBG Gaming, LLC, a designated subsidiary of Sinclair (“SBG”) (the “SBG Support Agreement”), and Noel Hayden (the “Hayden Support Agreement”), collectively known as the “Support Agreements”. The Support Agreements obligate the parties to vote their respective shares in favor of the Merger Agreement and related transactions, and to make a Rolling Share Election for their shares, including those acquired through options or warrants. Additionally, under the SBG Support Agreement, SBG agreed to waive its right to the options it previously acquired under the Framework Agreement, as described in Note 15, “Strategic Partnership - Sinclair Broadcast Group”, upon completion of the Merger, and in exchange, the Company will issue SBG warrants to purchase 384,536 shares of the Company’s common stock under substantially similar terms to the Penny Warrants issued to SBG under the Framework Agreement.

On February 7, 2025, the Company completed the above transactions with the Buyer Parties. Refer to Note 25 “Subsequent Events” for further information.

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

Equity Method Investments

In 2024, in connection with the disposal of its Asia Interactive Business, the Company acquired penny warrants that represent a 19.99% fully-diluted interest in the Buyer, as defined in Note 8 “Dispositions”, for approximately $1.9 million. The Company accounts for this interest as an equity method investment given the Company’s ability to exercise significant influence over, but not control, the counterparty to the agreement. Refer to Note 8 “Dispositions” for further information.

In 2023, the Company and International Game Technology PLC (“IGT”) contributed certain tangible assets and leases to Rhode Island VLT Company, LLC (the “RI Joint Venture”) in exchange for equity interests of the RI Joint Venture. The Company contributed video lottery terminals (“VLTs”) and player tracking equipment to the joint venture for a 40% equity interest of the RI Joint Venture. The 40% ownership in the joint venture qualifies for equity method accounting. In addition to this joint venture, the Company also has other investments in unconsolidated subsidiaries, which are accounted for using equity method accounting.

The Company records its share of net income or loss from equity method investments within “Other non-operating income, net” in the consolidated statements of operations. During the years ended December 31, 2024 and 2023, the Company recorded (loss) income from equity method investments of $(1.9) million and $4.3 million, respectively. There was no income or loss from equity method investments recorded by the Company during the year ended December 31, 2022.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management has analyzed and concluded that a trust, that was established in connection with the disposal of the Asia Interactive Business, is a VIE that will be consolidated based on the applicable criterion. Refer to Note 8, “Dispositions” for further information.

As of December 31, 2024 and 2023, consolidated VIEs had total assets of $263.9 million and $161.3 million, respectively, and total liabilities of $27.9 million and $87.7 million, respectively. Consolidated VIEs had total revenues of $169.8 million, $293.3 million and $298.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments including those related to contingent value rights, the allowance for credit losses, valuation of goodwill and intangible assets, recoverability and useful lives of tangible and intangible long-lived assets, accruals for potential liabilities related to any lawsuits or claims brought against the Company, fair value of financial instruments, capitalized software development costs, stock compensation and valuation allowances for deferred tax assets. The Company bases its estimates and judgments on historical experience and other relevant factors impacting the carrying value of assets and liabilities. Actual results may differ from these estimates.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash includes player deposits, payment service provider deposits, cash collateral in connection with amounts previously due to the Chicago Tribune (refer to Note 10 “Property and Equipment”), and VLT and table games related cash payable to certain states where we operate, which are unavailable for the Company’s use.

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

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	December 31,
(in thousands)	2024	2023
Accounts due from Rhode Island and Delaware(1)	$14,135	$13,028
Gaming receivables	20,700	26,127
Non-gaming receivables	27,803	37,221
Accounts receivable	62,638	76,376
Less: Allowance for credit losses	(7,152)	(6,048)
Accounts receivable, net	$55,486	$70,328
__________________________________
(1)    Represents the Company’s share of revenue due from the State of Rhode Island and State of Delaware.

An allowance for credit losses is determined to reduce the Company’s receivables for amounts that may not be collected. The allowance is estimated based on historical collection experience, current economic and business conditions and forecasts that affect the collectability and review of individual customer accounts and any other known information. Activity for the allowance for credit losses is as follows:

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
(in thousands)	2024	2023	2022
Balance at beginning of year	$6,048	$5,789	$4,454
Charges to expense	1,990	1,250	1,649
Deductions	(886)	(991)	(602)
Other adjustments	—	—	288
Balance at end of year	$7,152	$6,048	$5,789

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

Development costs directly associated with the acquisition, development and construction of a project are capitalized as a cost of the project during the periods in which activities necessary to prepare the property for its intended use are in progress. Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the weighted average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. During the years ended December 31, 2024, 2023 and 2022, there was $8.0 million, $13.6 million and $1.9 million of capitalized interest, respectively.

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

Intangible Assets

The Company’s intangible assets primarily consist of customer relationships, developed technology, internally developed software, gaming licenses and trade names. The Company also has a commercial rights intangible asset obtained through the Framework Agreement (as defined herein). Refer to Note 15 “Strategic Partnership - Sinclair Broadcast Group” for further information regarding the Sinclair Broadcast Group (“Sinclair”) commercial rights.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Refer to Note 11 “Goodwill and Intangible Assets” for further information.

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

Deferred Payables

In order to execute on its strategy of improving working capital efficiency, the Company will, from time to time, participate in trade finance or deferred payable initiatives, including programs that may extend trade terms with certain suppliers or vendors. In certain cases, where the Company is not able to extend payment terms directly with suppliers or vendors, the Company will consider deferred payable solutions that simulate such trade term extensions. These solutions generally involve entering into exchange agreements with intermediary institutions who will make payment to the supplier or vendor within the original terms on behalf of the Company, in exchange for a new bill with terms that conforms to the Company’s payment policy of net 90 days. The Company will then pay the new bill to the intermediary institutions, inclusive of any embedded premium, which the Company records as “Interest expense, net,” within three months or less.

During the year ended December 31, 2024, the Company borrowed $239.1 million, under these deferred payable arrangements and repaid $165.4 million. Amounts outstanding under these deferred payable arrangements were $72.8 million as of December 31, 2024 and are included in “Accrued and other current liabilities” on the consolidated balance sheets. For the year ended December 31, 2024, the Company incurred $6.4 million of interest expense, under these arrangements. These arrangements were not utilized by the Company during the years ended December 31, 2023 and 2022.

Debt Issuance Costs and Debt Discounts

Debt issuance costs and debt discounts incurred by the Company in connection with obtaining and amending financing have been included as a component of the carrying amount of debt in the consolidated balance sheets. Debt issuance costs and debt discounts are amortized over the contractual term of the debt to interest expense. Debt issuance costs of the revolving credit facility are amortized on a straight-line basis, while all other debt issuance costs and debt discounts are amortized using the effective interest method. Amortization of debt issuance costs and debt discounts included in “Interest expense” in the consolidated statements of operations was $11.7 million, $11.3 million and $10.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Self-Insurance Reserves

The Company is self-insured for employee medical insurance coverage, general liability and workers’ compensation up to certain stop-loss amounts. Self-insurance liabilities are estimated based on the Company’s claims experience using actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled and that have been incurred but not yet reported. The self-insurance liabilities are included in “Accrued and other current liabilities” in the consolidated balance sheets and were $23.9 million and $21.0 million as of December 31, 2024 and 2023, respectively.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Defined Contribution Plans

The Company operates defined contribution plans covering its non-union employees and certain union employees. The plans allow for employee salary deferrals, which are matched at the Company’s discretion. Total employer contribution expense attributable to defined contribution plans was $10.3 million, $8.5 million and $7.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Dover Downs Defined Benefit Pension Plan

The Company sponsors a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011. As of December 31, 2024 and 2023, the benefit obligation was $16.1 million and $16.9 million, respectively, and the fair value of plan assets were $17.2 million and $16.5 million, respectively. The Company did not make any contributions to the plan during the year ended December 31, 2024 and does not expect to contribute in 2025. Net periodic benefit income and total income recognized in other comprehensive loss for the year ended December 31, 2024 were $0.4 million and $1.2 million, respectively. Amounts relating to the plan recognized in the consolidated balance sheets as of December 31, 2024 and 2023 consist of non-current assets of $1.1 million and non-current liabilities of $0.5 million, respectively.

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

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company has two share-based employee compensation plans, which are described more fully in Note 19 “Equity Plans.” Share-based compensation consists of stock options, time-based restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance-based restricted stock units (“PSUs”). The grant date closing price per share of the Company’s stock is used to estimate the fair value of RSUs and RSAs. Stock options are granted at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the individual grants. PSUs vest, when and if earned, in accordance with the terms of the related PSU award agreements. The Company recognizes share-based compensation expense based on the target number of shares of common stock that may be earned pursuant to the award and the Company’s stock price on the date of grant and subsequently adjusts expense based on actual and forecasted performance compared to planned targets. Forfeitures are recognized as reductions to share-based compensation when they occur.

Warrant/Option Liabilities

The Company accounts for Penny Warrants and Options in accordance with ASC 815-40, Contracts in an Entity’s Own Equity. The Penny Warrants and Options are classified in equity because they are indexed to the Company’s own stock and meet all conditions for equity classification. The Performance Warrants are accounted for as a derivative liability in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) because the underlying performance metrics represent an adjustment to the settlement amount that is not indexed to the Company’s own stock and thus equity classification is precluded under ASC 815. The Performance Warrants are marked to market each reporting period, with changes in fair value recorded in “Other non-operating income (expense), net” in the consolidated statements of operations. Refer to Note 15 “Strategic Partnership - Sinclair Broadcast Group” for further information.

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

Revenue

The Company accounts for revenue earned from contracts with customers under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company generates revenue from four principal sources: gaming (which includes retail gaming, online gaming, sports betting and racing), hotel, food and beverage, licensing and retail, entertainment and other. Refer to Note 6 “Revenue Recognition” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Gaming Expenses

Gaming expenses include, among other things, payroll costs and expenses associated with the operation of VLTs, slots and table games, including gaming taxes payable to jurisdictions in which the Company operates outside of Rhode Island and Delaware, and certain marketing costs directly associated with the Company’s iGaming products and services. Gaming expenses also include racing expenses comprised of payroll costs, off track betting (“OTB”) commissions and other expenses associated with the operation of live racing and simulcasting.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expenses, including production and agency fees of campaigns, for the years ended December 31, 2024, 2023 and 2022, advertising expense was $12.2 million, $19.0 million and $26.8 million, respectively, are included in “General and administrative” on the consolidated statements of operations. Additionally, the Company incurred certain advertising and marketing costs directly associated with the Company’s iGaming products and services of $170.1 million, $178.7 million and $174.7 million during the years ended December 31, 2024, 2023 and 2022, respectfully. These costs are included within Gaming expenses in the consolidated statements of operations.

Interest Expense, Net

Interest expense, net is comprised of interest costs for the Company’s debt, amortization of debt issuance costs and debt discounts, interest costs associated with the Company’s deferred payable arrangements, net of interest income earned on the note receivable (refer to Note 8, Dispositions), amounts capitalized for construction projects, realized changes in fair value relating to interest rate derivative contracts designated as cash flow hedges, and lease payments associated with the Company’s financing obligation during the years ended December 31, 2023 and 2022.

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

Loss Per Share

Basic loss per common share is calculated in accordance with ASC 260, Earnings Per Share, which requires entities that have issued securities other than common stock that participate in dividends with common stock (“participating securities”) to apply the two-class method to compute basic loss per common share. The two-class method is an earnings allocation method under which basic loss per common share is calculated for each class of common stock and participating security as if all such earnings had been distributed during the period. To calculate basic loss per share, the earnings allocated to common shares is divided by the weighted average number of common shares outstanding, contingently issuable warrants and RSUs, RSAs and PSUs for which no future service is required as a condition to the delivery of the underlying common stock (collectively, basic shares).

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

Derivative Instruments Designated as Hedging Instruments

Cross Currency Swaps - The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its foreign operations. The Company has elected the spot method for designating these contracts as net investment hedges. These derivative arrangements qualify as net investment hedges under ASC 815, Derivatives and Hedging (“ASC 815”), with the gain or loss resulting from changes in the spot value of the derivative reported in other comprehensive income (loss) with amounts reclassified out of other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. Refer to Note 12 “Derivative Instruments” for further information.

Interest Rate Contracts - The Company uses interest rate derivatives to hedge its exposure to variability in cash flows on its floating-rate debt to add stability to interest expense and manage its exposure to interest rate movements. The Company’s interest rate swaps and collars are designated as cash flow hedges under ASC 815, with changes in the fair value reported in other comprehensive income (loss) and reclassified into “Interest expense, net” in the consolidated statements of operations in the same period in which the hedged interest payments associated with the Company’s borrowings are recorded. Refer to Note 12 “Derivative Instruments” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    RELATED PARTY TRANSACTIONS

In the fourth quarter of 2024, the Company completed the sale of portions of its international interactive business in Asia and certain other international markets in its International Interactive reportable segment (the “Carved-Out Business”) to a company (the “Buyer”) formed by members of management of the Carved-Out Business (refer to Note 8, “Dispositions”). The Company purchased a warrant, representing a 19.99% fully diluted equity interest in the Carved-Out Business, which as a result is an unconsolidated entity accounted for under the equity method and is considered to be a related party under ASC 850. Revenues generated from this equity method investee are included in “Non-gaming revenue” and were $6.9 million for the year ended December 31, 2024. Receivables from this equity method investee are included in Accounts receivable, net and were $1.1 million as of December 31, 2024.

In connection with the disposal of the Carved-Out Business, the Company entered into a seven-year term loan with the Buyer for a principal amount of €30 million, subject to applicable interest. As of December 31, 2024, the Company has a loan receivable of approximately $31.2 million included in Other assets within the consolidated balance sheets, and has recorded interest income of $0.5 million included within Interest expense, net in the consolidated statements of operations during the year ended December 31, 2024.

4.    CONSOLIDATED FINANCIAL INFORMATION

General and Administrative Expense

Amounts included in General and administrative expense for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Advertising, general and administrative	$957,118	$888,787	$776,226
Acquisition and integration	24,729	49,292	49,480
Restructuring charges, net	17,921	31,014	—
Loss on disposal of business(1)	27,796	—	—
Merger costs(2)	14,808	—	—
Diamond Sports Group non-cash settlement(3)	1,114	144,883	—
Total general and administrative	$1,043,486	$1,113,976	$825,706
__________________________________
(1)    Refer to Note 8 “Dispositions” for further information.
(2)    Refer to Note 1 “General Information” and Note 25 “Subsequent Events” for further information.
(3)    Refer to Note 22 “Commitments and Contingencies” for further information.

Interest Expense, Net

Amounts included in Interest expense, net for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Interest income	$20,718	$6,099	$616
Interest expense	(310,347)	(283,660)	(208,769)
Total interest expense, net	$(289,629)	$(277,561)	$(208,153)

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Non-Operating Income (Expense)

Amounts included in Other non-operating income (expense), net for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Change in value of performance warrants	$(13,965)	$(7,716)	$32,577
Net (loss) gain on equity method investments	(1,850)	4,255	—
Foreign exchange gain (loss)	10,271	(11,019)	516
Other, net	999	2,294	13,599
Total other non-operating (expense) income, net	$(4,545)	$(12,186)	$46,692

5.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Standards Implemented

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The amendments in this update enhance the disclosures required for significant segment expenses on an annual and interim basis. The guidance will apply retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company adopted the ASU as of December 31, 2024. Refer to Note 23 “Segment Reporting” for further information.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. This update will be effective for fiscal years beginning after December 15, 2026, and interim reporting periods in fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its financial statement disclosures.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6 .     REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, (“ASC 606”) which requires the revenue to be recognized when a performance obligation is satisfied by transferring the control of promised goods or services and is measured at the transaction price or the amount of consideration that the Company expects to receive through satisfaction of the identified performance obligations.

The Company generates revenue from five principal sources: (1) gaming (which includes retail gaming, online gaming, sports betting and racing), (2) hotel, (3) food and beverage, (4) licensing and (5) retail, entertainment and other.
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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Certain operations within the Company’s Casinos & Resorts and North America Interactive reportable segment act as an agent in operating gaming services on behalf of the state in which they are licensed. At these respective casino properties, gaming revenue is recognized when the wager is settled, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company recorded revenue from its operations in these states on a net basis, which represents the percentage share entitled to the Company.

The estimated retail value related to goods and services provided to guests without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Hotel	$82,520	$94,650	$87,540
Food and beverage	82,025	80,899	70,476
Retail, entertainment and other	9,722	11,100	10,195
	$174,267	$186,649	$168,211
Non-gaming Revenue

Performance Obligations

Hotel, food and beverage, licensing and retail, entertainment and other services have been determined to be separate, stand-alone performance obligations and revenue is recognized as the good or service is transferred at the point in time of the transaction.

Transaction Price

The transaction price for hotel, food and beverage, licensing and retail, entertainment and other, is the net amount collected from the customer for such goods and services or under the license agreement. The estimated standalone selling price of hotel rooms is determined based on observable prices. The standalone selling price of these goods and services are determined based upon the actual retail prices charged to customers for those items.

Revenue Recognition

Hotel revenue is recognized when the customer obtains control through occupancy of the room over their stay at the hotel. Advance deposits for hotel rooms are recorded as liabilities until revenue recognition criteria are met. Food, beverage and retail revenues are recognized at the time the goods are sold from Company-operated outlets. Licensing revenue is recognized under the sales-and usage-based royalty exception available in ASC 606 for licenses of intellectual property whereby revenue is recognized in the period that the underlying sale or usage occurs as the fees due to the Company are contingent and based on the customer’s usage of the intellectual property. Other revenue includes cancellation fees for hotel and meeting space services, which are recognized upon cancellation by the customer, and golf revenues from the Company’s operations of Bally’s Golf Links, which are recognized at the time of sale. Additionally, other revenue includes market access and business-to-business service revenue generated by the International Interactive and North America Interactive reportable segments, which is recognized at the time the goods are sold or the service is provided, and are included in Non-gaming revenue within our consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a disaggregation of total revenue by segment (in thousands):

Years Ended December 31,	Casinos & Resorts	International Interactive	North America Interactive	Total
2024
Gaming	$1,008,361	$893,756	$149,551	$2,051,668
Non-gaming:
Hotel	148,693	—	—	148,693
Food and beverage	134,853	360	—	135,213
Licensing	—	6,861	—	6,861
Retail, entertainment and other	71,206	8,516	28,321	108,043
Total non-gaming revenue	354,752	15,737	28,321	398,810
Total revenue	$1,363,113	$909,493	$177,872	$2,450,478
2023
Gaming	$954,725	$952,921	$84,395	$1,992,041
Non-gaming:
Hotel	200,650	—	—	200,650
Food and beverage	143,521	—	—	143,521
Retail, entertainment and other	64,395	20,289	28,177	112,861
Total non-gaming revenue	408,566	20,289	28,177	457,032
Total revenue	$1,363,291	$973,210	$112,572	$2,449,073
2022
Gaming	$907,431	$899,934	$38,759	$1,846,124
Non-gaming:
Hotel	153,750	—	—	153,750
Food and beverage	115,322	—	—	115,322
Retail, entertainment and other	51,060	46,508	42,941	140,509
Total non-gaming revenue	320,132	46,508	42,941	409,581
Total revenue	$1,227,563	$946,442	$81,700	$2,255,705

Contract Assets and Contract Related Liabilities

The Company’s receivables related to contracts with customers are primarily comprised of marker balances, interactive platform business-to-business service receivables, other amounts due from gaming activities, amounts due for hotel stays and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers were $41.3 million and $38.5 million as of December 31, 2024 and 2023, respectively.

The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, advance deposits made for goods and services yet to be provided and unpaid wagers. All of the contract liabilities are short-term in nature and are included in “Accrued and other current liabilities” in the consolidated balance sheet.

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liabilities related to contracts with customers as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Loyalty programs	$12,167	$16,803
Advanced deposits from customers	26,141	29,052
Unpaid wagers	32,992	20,481
Total	$71,300	$66,336

The Company recognized $30.5 million, $35.7 million and $31.0 million of revenue related to loyalty program redemptions for the years ended December 31, 2024, 2023 and 2022, respectively.

7 .    BUSINESS COMBINATIONS

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

Tropicana Las Vegas - On September 26, 2022, the Company completed its acquisition of Tropicana Las Vegas for $148.2 million. Cash paid by the Company at closing net of $1.7 million cash acquired, was $146.5 million, excluding transaction costs. In connection with the acquisition of Tropicana Las Vegas, the Company’s indirect subsidiary, Tropicana Las Vegas, Inc., entered into a lease arrangement with GLPI to lease the land underlying the Tropicana Las Vegas property for an initial term of 50 years at annual rent of $10.5 million. On August 28, 2024, GLPI and Tropicana Las Vegas, Inc. entered into the First Amendment to Ground Lease to provide a funding mechanism for certain hard constructions costs with respect to the demolition, site preparation, and build out of certain portions of the leased property. Refer to Note 18 “Leases” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed in connection with the Casinos & Resorts acquisitions as of December 31, 2024:

Acquired during the year ended December 31,	2023	2022
(in thousands)	Bally’s Golf Links	Tropicana Las Vegas
	Final(3)	Final(3)
Total current assets	$1,108	$7,924
Property and equipment, net	505	136,116
Right of use assets, net	—	164,884
Goodwill	103,824	8,794
Intangible assets, net(1)(2)	6,500	5,140
Other assets	2,000	766
Total current liabilities	(345)	(10,129)
Lease liabilities	—	(164,884)
Other long-term liabilities	—	(395)
Total purchase price	$113,592	$148,216
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
(3)    The Company recorded adjustments to the preliminary purchase price allocation during the year ended December 31, 2024 which decreased Goodwill and the total purchase price by $0.2 million.

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

The Company incurred $0.2 million, $1.1 million and $3.9 million of acquisition costs related to the above Casinos & Resorts acquisitions during the years ended December 31, 2024, 2023 and 2022, respectively. These costs are included within “General and administrative” in the consolidated statements of operations.

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
(2)    The Company did not record adjustments to the preliminary purchase price allocation during year ended December 31, 2024.

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

The Company incurred $1.2 million of acquisition costs related to the above International Interactive acquisition during the year ended December 31, 2023. These costs are included within “General and administrative” in the consolidated statements of operations. There were no acquisition costs related to the above International Interactive acquisition during the years ended December 31, 2024 and 2022.

8 .    DISPOSITIONS

During the fourth quarter of 2024, the Company completed the sale of the Carved-Out Business, as defined above, for total consideration of $32.9 million, which consisted of a €30 million seven-year term note, subject to applicable interest (refer to Note 3 “Related Party Transactions” for further information). The disposition includes the Company’s interest in various contracts with Breckenridge Curacao B.V. (“Breckenridge”), which was previously determined to be a VIE was consolidated by the Company. The Company disposed of net assets of approximately $56.2 million, which include the previously consolidated net assets of Breckenridge, and released foreign currency translation adjustments of $4.7 million. Additionally, the Company held a net investment hedge on the net investment in the foreign operations sold, and thus released $9.1 million of accumulated other comprehensive income as a result of dedesignating the hedge as of the disposal date. The Company recorded a pre-tax loss of approximately $27.8 million upon the sale, which is included in “General and administrative” in the consolidated statements of operations for the year ended December 31, 2024. The net assets disposed of consisted primarily of goodwill of $20.7 million, and working capital including cash and cash equivalents of $4.2 million and restricted cash of $37.5 million, which consists of player related funds and funds held with payment service providers, net of liabilities.

Ownership of certain intellectual property previously owned by Bally’s and used by the Carved-Out Business has been transferred into an independent trust (“the Trust”). The Trust licenses the use of such intellectual property to the Carved-Out Business under a new commercial license arrangement, with licensing fees paid to the Trust by the Buyer for a term of five years (subject to annual automatic extension) based on net gaming revenues of the Carved-Out Business. Any proceeds generated from the Trust property are distributed to the Company by the Trust and are recognized as licensing revenue and included in “Non-gaming revenue” in the consolidated statements of operations, as development of iGaming capabilities remains a core part of Bally’s strategy. Licensing revenue recognized by the Company was $6.9 million during the year ended December 31, 2024. The Company and the Buyer also entered into agreements pursuant to which the Company agreed to provide the Carved-Out Business with certain transition and software services for a period of two years. Income earned under these transitional service agreements is recognized in Total operating costs and expenses, as a reduction to the related expenses being passed through, in the consolidated statements of operations and was immaterial for the year ended December 31, 2024.

The Company evaluated the Trust to determine whether the entity meets the definition of a VIE under ASC 810 and concluded that the Trust is a VIE because the entity is formed with non-substantive voting rights. The Company has determined that it is the primary economic beneficiary of the Trust because all of the residual returns of the Trust accrue to the Company under the purposes set out in the Trust deed. Accordingly, under the application of ASC 810, the Company consolidates all of the assets, liabilities and results of operations of the Trust and its subsidiaries in the accompanying consolidated financial statements. Refer to Note 2 “Summary of Significant Accounting Policies” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2024 and 2023, prepaid expenses and other assets was comprised of the following:

	December 31,
(in thousands)	2024	2023
Services and license agreements	$43,141	$33,182
Taxes and licenses	18,988	19,973
Short term notes receivable	17,342	—
Prepaid marketing	11,952	8,685
Purse funds	7,412	6,404
Short term derivative assets	5,359	9,530
Prepaid insurance	3,341	8,366
Due from payment service providers	—	12,662
Other	7,936	9,294
Total prepaid expenses and other current assets	$115,471	$108,096

10.    PROPERTY AND EQUIPMENT

As of December 31, 2024 and 2023, property and equipment, net was comprised of the following:

	December 31,
(in thousands)	2024	2023
Land and improvements	$49,553	$401,208
Building and improvements	370,086	673,071
Equipment	280,946	264,398
Furniture and fixtures	64,109	68,746
Construction in process	149,906	73,810
Total property, plant and equipment	914,600	1,481,233
Less: Accumulated depreciation(1)	(283,898)	(306,345)
Property and equipment, net	$630,702	$1,174,888
__________________________________
(1)    Depreciation expense on property and equipment for the years ended December 31, 2024, 2023 and 2022 was $158.0 million, $118.7 million and $71.7 million, respectively.

Bally’s Chicago

A wholly-owned indirect subsidiary of the Company, Bally’s Chicago Operating Company, LLC entered into a Lease Termination and Short Term License Agreement with Chicago Tribune Company, LLC (“Tribune”), effective March 31, 2023, which, among other things, provided that the Company would have possession of 777 West Chicago Avenue, Chicago, Illinois 60610 (the “Permanent Chicago Site”) on or before July 5, 2024, subject to $150 million in payments by the Company to Tribune payable in full upon Tribune vacating the site on or prior to July 5, 2024 (the “Payment”). $10 million of the Payment was paid upon execution of the Lease Termination and Short Term License Agreement and $90 million of the Payment was paid during the third quarter of 2023. The Company paid the remaining $50 million on July 9, 2024 and gained possession of the property per the agreement with Tribune.

In the third quarter of 2024, as the result of a lease modification event, the Company derecognized $350.0 million of land relating to the site of the future Bally’s Chicago permanent facility. Refer to Note 18 “Leases” for further information

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.    GOODWILL AND INTANGIBLE ASSETS

2024 Annual Impairment Assessment

As of October 1, 2024, the Company performed its annual impairment assessment of goodwill and long lived assets for all reporting units and asset groups. Each individual property within the Casinos and Resorts operating segment is determined to be its own reporting unit and asset group. The reporting units for the North America Interactive and International Interactive operating segments are the operating segments.

The Company performed a quantitative test of goodwill for its International Interactive reporting unit and one reporting unit within the Casinos and Resorts operating segment and determined that the fair value of the reporting units exceeded their respective carrying amounts and thus, there was no impairment. The estimated fair value of the reporting units were determined through a combination of a discounted cash flow model and market-based approach, which utilized Level 3 inputs including future cash flow projections for the reporting units, terminal growth rates of 3% and discount rates of 15% and 11%. If future results significantly vary from current estimates and related projections, the Company may be required to record impairment charges.

For the North America Interactive reporting unit and all other reporting units within the Casinos and Resorts segment with goodwill, the Company performed a qualitative analysis for the annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, relevant events and circumstances are taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance, and the most recent quantitative assessment performed for the reporting unit. After assessing these and other factors, the Company determined that it was more likely than not that the fair value of the reporting units subject to the qualitative assessment exceeded their carrying amounts as of October 1, 2024. If future results vary significantly from current estimates and related projections, the Company may be required to record impairment charges.

For four indefinite lived gaming licenses in the Casinos & Resorts segment, the Company determined it had an indicator of impairment based on declines in actual or projected results compared to those projected when the gaming licenses were originally valued at acquisition. The Company valued the gaming licenses using the Greenfield Method under the income approach which estimates the fair value of the gaming license using a discounted cash flow model assuming the Company built a new casino with similar utility to that of the existing casino. Level 3 inputs to the valuation include estimating projected revenues and operating cash flows, including terminal growth rates between 2% and 3%, estimated construction costs, and pre-opening expenses and is discounted at a market-based weighted average cost of capital (“WACC”), which was between 10% and 11% for three licenses. The fair values of three of the four gaming licenses were below their respective carrying values and the Company recorded a combined impairment loss of $38.6 million. The fair value of the fourth gaming license exceeded its carrying value.

For all other indefinite lived intangible assets, the Company performed a qualitative assessment of impairment and determined that it was more likely than not that the fair values of all assets exceed their carrying values as of October 1, 2024. If future results vary significantly from current estimates and related projections, the Company may be required to record impairment charges.

2024 Interim Impairment

During the fourth quarter of 2024, the Company divested a component within the International Interactive operating segment (refer to Note 8 “Dispositions” for further information). As a result of this divestiture, the Company allocated goodwill on a relative fair value basis to the divested component which also triggered the need for an interim impairment assessment. The Company estimated the fair value of the reporting units using both income and market-based approaches. Specifically, the Company applied the discounted cash flow (“DCF”) method under the income approach. The Company relied on the present value of expected future cash flows, including terminal value, utilizing a market-based WACC determined separately for the reporting unit as of the valuation date. The determination of fair value under the DCF method involved the use of significant Level 3 inputs and assumptions, including revenue growth rates driven by expected future activity, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates of 3%, and a discount rate of 16%. The fair value of the International Interactive reporting unit exceeded its carrying value and thus no impairment was recorded. The Company allocated $20.7 million to the component that was divested, which was subsequently de-recognized.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of this divestiture, the Company identified a triggering event related to a long lived asset group within its International Interactive operating segment. The triggering event was the result of the expected future cash flows of the asset group being below the carrying value of the long lived assets and therefore, a quantitative impairment analysis was performed. The fair value of the intangible assets were determined using a relief from royalty method, which utilized Level 3 inputs and was exceeded by the carrying value, indicating an impairment. Inputs to the valuation included revenue projections derived from the intangible assets, a discount rate of 16% and royalty rates between 3% and 12%. As a result of the analysis, the Company recorded an aggregate $197.5 million impairment charge in its International Interactive operating segment. The Company allocated the loss first to intangible assets, in the amount of $125.9 million, and then the residual of $71.6 million to goodwill. These charges are recorded within “Impairment charges” in the consolidated statements of operations.

2023 Annual Impairment Assessment

In 2023, the Company changed the useful life for one of its indefinite lived trademarks in the International Interactive segment which then required the Company to perform a quantitative test for impairment of the trademark. The fair value of the trademark was determined using a relief from royalty method, which utilized Level 3 inputs and was exceeded by the carrying value, indicating an impairment. Inputs to the valuation included revenue projections derived from the trademark, a discount rate of 15% and a royalty rate of 3%. As such, the Company recorded an impairment loss within the International Interactive segment of $54.0 million related to this trademark intangible asset. The decline in value of the trademark was primarily driven by the change in useful life and the de-emphasis of the trademark for other newer brands in Asia and Rest of World, resulting in a decline in actual and projected revenues attributable to the trademark as compared to when the fair value was determined during the purchase price allocation of the Gamesys acquisition. These charges are recorded within “Impairment charges” in the consolidated statements of operations.

For three indefinite lived gaming licenses in the Casinos & Resorts segment, the Company determined it had an indicator of impairment based on declines in results compared to those projected when the gaming licenses were originally valued at acquisition. The Company valued the gaming licenses using the Greenfield Method under the income approach which estimates the fair value of the gaming license using a discounted cash flow model with level 3 inputs assuming the Company built a new casino with similar utility to that of the existing casino. Level 3 inputs to the valuation include estimating projected revenues and operating cash flows, including terminal growth rates of 3%, estimated construction costs, and pre-opening expenses and is discounted at a rate that reflects the level of risk associated with receiving cash flows attributable to the license, which was 12.5% for these three licenses. The fair values of these gaming licenses were below their respective carrying values and the Company recorded an impairment loss of $76.7 million.

For all other indefinite lived intangible assets, the Company performed a qualitative assessment of impairment and determined that it was more likely than not that the fair values of all assets exceed their carrying values as of October 1, 2023. If future results vary significantly from current estimates and related projections, the Company may be required to record impairment charges.

In connection with the expansion of the Company’s restructuring plan announced on October 20, 2023 targeted at reshaping the technology utilized by its Interactive segments (refer to Note 16 “Restructuring Expense”), the Company recorded impairment charges of $5.7 million, related to certain technology intangible assets which will no longer be utilized.

2023 Interim Impairment

During the third quarter of 2023, the Company divested a component within the North America Interactive reporting unit. This divestiture required a relative fair value goodwill allocation to the divested component and a quantitative test for impairment of the remaining North America Interactive reporting unit. For the quantitative goodwill impairment test, the Company estimated the fair value of the reporting unit and asset group using both income and market-based approaches. Specifically, the Company applied the DCF method under the income approach and the guideline company under the market approach and weighted the results of the two valuation methodologies based on the facts and circumstances surrounding the reporting unit. For the DCF method, the Company relied on the present value of expected future cash flows, including terminal value, utilizing a market-based WACC determined separately for the reporting unit as of the valuation date. The determination of fair value under the DCF method involved the use of significant estimates and assumptions, including revenue growth rates driven by future gaming activity, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, and discount rates. For the market approach, the Company utilized a comparison of the reporting unit to comparable publicly-traded companies and transactions and, based on the observed earnings multiples, ultimately selected multiples to apply to the reporting unit. The fair value of the North America Interactive reporting unit exceeded its carrying value and thus no impairment was recorded. The Company allocated $4.2 million to the component that was divested, which was subsequently de-recognized.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company recorded an impairment loss within the International Interactive segment of $73.3 million related to a long-standing indefinite lived trademark acquired as part of the Gamesys acquisition. The fair value of the trademark was determined using a relief from royalty method, which utilized Level 3 inputs and included revenue projections derived from the trademark, a discount rate of 14.5%, royalty rate of 3%, and a terminal growth rate of 3%. These charges are recorded within “Impairment charges” in the consolidated statements of operations.

The change in carrying value of goodwill by reportable segment for the years ended December 31, 2024 and 2023 is as follows:

(in thousands)	Casinos & Resorts(3)	International Interactive	North America Interactive	Total
Goodwill as of December 31, 2022(1)	$209,257	$1,497,205	$39,740	$1,746,202
Goodwill from current year business combinations	104,032	18,422	—	122,454
Effect of foreign exchange	—	70,963	184	71,147
Purchase accounting adjustments on prior year business combinations	204	—	—	204
Current year divestiture	—	—	(4,204)	(4,204)
Goodwill as of December 31, 2023(1)(3)	$313,493	$1,586,590	$35,720	$1,935,803
Goodwill from current year business combinations	—	1,176	—	1,176
Impairment charges	—	(71,636)	—	(71,636)
Effect of foreign exchange	—	(44,200)	(334)	(44,534)
Purchase accounting adjustments on prior year business combinations	(208)	—	—	(208)
Current year divestiture	—	(20,657)	—	(20,657)
Goodwill as of December 31, 2024(2)(3)	$313,285	$1,451,273	$35,386	$1,799,944
__________________________________
(1)    Amounts are shown net of accumulated goodwill impairment charges of $5.4 million and $140.4 million for Casinos & Resorts and North America Interactive, respectively.
(2)    Amounts are shown net of accumulated goodwill impairment charges of $5.4 million, $71.6 million, and $140.4 million, for Casinos & Resorts, International Interactive and North America Interactive, respectively.
(3)    As of December 31, 2024 and 2023, amounts shown include $59.2 million and $50.4 million of goodwill associated with reporting units with negative carrying value, respectively.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in intangible assets, net for the years ended December 31, 2024 and 2023 is as follows (in thousands):

Intangible assets, net as of December 31, 2022	$1,961,938
Intangible assets from current year business combinations	35,971
Effect of foreign exchange	46,926
Impairment charges	(136,404)
Internally developed software	47,091
Other intangibles acquired(1)	147,619
Less: Accumulated amortization	(231,713)
Intangible assets, net as of December 31, 2023	$1,871,428
Impairment charges	(164,486)
Derecognition of Commercial rights - Sinclair	(202,572)
Internally developed software	48,392
Effect of foreign exchange	(24,871)
Other intangibles acquired	3,059
Intangible assets disposed	(2,074)
Less: Accumulated amortization	(221,533)
Intangible assets, net as of December 31, 2024	$1,307,343
__________________________________
(1)    Includes gaming license fees of $135.3 million paid to the Illinois Gaming Board upon commencement of operations at Bally’s Chicago temporary casino. Refer to Note 22 “Commitments and Contingencies” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s identifiable intangible assets consist of the following:

	Weighted average remaining life (in years)	December 31, 2024
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	4.1	$660,005	$(272,333)	$387,672
Developed technology	5.1	210,712	(70,073)	140,639
Internally developed software	3.7	105,284	(26,791)	78,493
Gaming licenses	5.6	47,797	(19,864)	27,933
Trade names	7.0	31,723	(18,032)	13,691
Hard Rock license	22.5	8,000	(2,545)	5,455
Other	9.6	11,473	(4,918)	6,555
Total amortizable intangible assets		1,074,994	(414,556)	660,438

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	546,908	—	546,908
Trade names	Indefinite	98,784	—	98,784
Other	Indefinite	1,213	—	1,213
Total unamortizable intangible assets		646,905	—	646,905
Total intangible assets, net		$1,721,899	$(414,556)	$1,307,343

	Weighted average remaining life (in years)	December 31, 2023
(in thousands, except years)		Gross amount	Accumulated amortization	Net Amount
Amortizable intangible assets:
Customer relationships	4.8	$974,286	$(314,053)	$660,233
Commercial rights - Sinclair(1)	7.2	315,847	(89,901)	225,946
Developed technology	4.8	267,927	(86,119)	181,808
Internally developed software	3.5	61,687	(13,091)	48,596
Gaming licenses	6.4	45,008	(11,964)	33,044
Trade names	5.8	37,042	(18,125)	18,917
Hard Rock license	23.5	8,000	(2,303)	5,697
Other	9.9	11,505	(3,621)	7,884
Total amortizable intangible assets		1,721,302	(539,177)	1,182,125

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	586,971	—	586,971
Trade Names	Indefinite	100,544	—	100,544
Other	Indefinite	1,788	—	1,788
Total unamortizable intangible assets		689,303	—	689,303
Total intangible assets, net		$2,410,605	$(539,177)	$1,871,428
__________________________________
(1)    Commercial rights intangible asset in connection with Framework Agreement15 “Strategic Partnership - Sinclair Broadcast Group” for further information.

Amortization of intangible assets was approximately $221.5 million, $231.7 million and $228.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Refer to Note 7 “Business Combinations” for further information about the goodwill and intangible balances added from business combinations. Refer to Note 15 “Strategic Partnership - Sinclair Broadcast Group” for intangible assets added through the Framework Agreement.

The following table shows the remaining amortization expense associated with finite lived intangible assets as of December 31, 2024:

(in thousands)
2025	$188,437
2026	186,679
2027	185,713
2028	39,476
2029	19,247
Thereafter	40,886
$660,438

12.    DERIVATIVE INSTRUMENTS

The Company utilizes derivative instruments in order to mitigate interest rate and currency exchange rate risk in accordance with its financial risk and liability management policy.

During the year ended December 31, 2024, the Company settled $500.0 million of notional interest rate collars and received $3.9 million in termination payments, reflecting the fair value on the settlement date. The fair value on the settlement date is recorded as a component of accumulated other comprehensive income (loss), which will be reclassified into “Interest expense, net” in the consolidated statements of operations in the same period in which the hedged interest payments associated with the Company’s borrowings are recorded. Additionally, the Company simultaneously entered into a series of interest rate contracts in a notional aggregate amount of $1.00 billion, to further manage the Company’s exposure to interest rate movements associated with the Company’s variable rate Term Loan Facility through its synthetic conversion to fixed rate debt. The tenor of these contracts were matched with the maturity of the Term Loan Facility tranche maturing on October 1, 2028.

During the year ended December 31, 2023, the Company entered into a series of interest rate contracts and cross currency swap derivative transactions with multiple bank counterparties in order to synthetically convert a notional aggregate amount of $500.0 million of the Company’s USD denominated variable rate Term Loan Facility, as disclosed in Note 17 “Long-Term Debt,” into fixed rate debt over five years and $200 million of the Term Loan Facility, to an equivalent GBP denominated floating rate instrument over three years. These contracts mature in October, 2028 and 2026, respectively.

Cross Currency Swaps

Net Investment Hedges - The Company is exposed to fluctuations in foreign exchange rates on investments it holds in its European foreign entities. The Company uses fixed and fixed-cross-currency swaps to hedge its exposure to changes in the foreign exchange rate on its foreign investment in Europe and their exposure to changes in the EUR-GBP exchange rate. Currency forward agreements involve fixing the USD-EUR exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. Cross-currency swaps involve the receipt of functional-currency-fixed-rate amounts from a counterparty in exchange for the Company making foreign-currency-fixed-rate payments over the life of the agreement. These derivative arrangements qualified as net investment hedges under ASC 815, with the gain or loss resulting from changes in the spot value of the derivative reported in other comprehensive income (loss). Amounts are reclassified out of other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. Additionally, the accrual of foreign currency and USD denominated coupons are recognized in “Interest expense, net” in the consolidated statements of operations.

Economic Hedges - During the fourth quarter of 2024, as a result of the sale of the Carved-Out Business, the Company dedesignated its EUR-GBP cross currency swaps as net investment hedges and began recording changes in fair value of the derivative and the accrual of foreign currency and USD denominated coupons through earnings reported in Other non-operating income (expense), net in the consolidated statements of operations. At the time of dedesignation, the total amount of accumulated other comprehensive loss was $9.1 million and was recorded as part of Loss on disposal of business in General and administrative expenses in the consolidated statements of operations. Refer to Note 8 “Dispositions,” Note 13 “Fair Value Measurements” and Note 20 “Stockholders’ Equity” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the Company’s cross currency swap arrangements as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024			December 31, 2023
	Hedge Designation	Notional Sold	Notional Purchased	Hedge Designation	Notional Sold	Notional Purchased
Cross currency swaps	Economic Hedge	€461,595	£387,531	Net Investment Hedge	€461,595	£387,531
Cross currency swaps	Net Investment Hedge	£546,759	$700,000	Net Investment Hedge	£546,759	$700,000

Cash Flow Hedges

Interest Rate Contracts - The Company’s objectives in using interest rate derivatives are to hedge its exposure to variability in cash flows on a portion of its floating-rate debt, to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its financial risk and liability management policy. The Company’s interest rate swaps and collars are designated as cash flow hedges under ASC 815. The changes in the fair value of these instruments are recorded as a component of accumulated other comprehensive income (loss) and reclassified into “Interest expense, net” in the consolidated statements of operations in the same period in which the hedged interest payments associated with the Company’s borrowings are recorded. Refer to Note 13 “Fair Value Measurements” and Note 20 “Stockholders’ Equity” for further information.

The following tables summarize the Company’s cash flow hedges as of December 31, 2024 and 2023 (in thousands):

		December 31, 2024			December 31, 2023
Cash Flow Hedges	Index	Notional Amount	Cap	Floor(1)	Notional Amount	Cap	Floor(1)
Interest rate contracts - swaps	US - SOFR	$1,500,000	—%	—%	$500,000	—%	—%
Interest rate contracts - collars	US - SOFR	$—	—%	—%	$500,000	4.25%	3.22%
__________________________________
(1)    Weighted average rate.

13.    FAIR VALUE MEASUREMENTS

Except for the assets and liabilities held for sale and the corresponding impairment described in Note 11, there were no assets and liabilities measured at fair value on a nonrecurring basis. The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2024
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$171,233	$—	$—
Restricted cash	Restricted cash	60,021	—	—
Investment in GLPI partnership	Other assets	—	20,418	—
Derivative assets not designated as hedging instruments:
Cross currency swaps	Prepaid expenses and other current assets	—	4,871	—
Cross currency swaps	Other assets	—	615	—
Derivative assets designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other current assets	—	340	—
Interest rate contracts	Other assets	—	336	—
Cross currency swaps	Prepaid expenses and other current assets	—	148	—
Cross currency swaps	Other assets	—	13,181	—
Total derivative assets at fair value		—	19,491	—
Total assets		$231,254	$39,909	$—
Liabilities:
Contingent consideration	Other long-term liabilities	$—	$—	$59,923
Derivative liabilities not designated as hedging instruments:
Sinclair Performance Warrants	Other long-term liabilities	—	—	58,668
Cross currency swaps	Other long-term liabilities	—	11,174	—
Derivative liabilities designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	—	1,855	—
Interest rate contracts	Other long-term liabilities	—	13,372	—
Cross currency swaps	Accrued and other current liabilities	—	1,189	—
Cross currency swaps	Other long-term liabilities	—	1,624	—
Total derivative liabilities at fair value		—	29,214	58,668
Total liabilities		$—	$29,214	$118,591

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2023
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$163,194	$—	$—
Restricted cash	Restricted cash	152,068	—	—
Investment in GLPI partnership	Other assets	—	14,146	—
Derivative assets designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other current assets	—	5,356	—
Cross currency swaps	Prepaid expenses and other current assets	—	4,174	—
Cross currency swaps	Other assets	—	6,477	—
Total derivative assets at fair value		—	16,007	—
Total assets		$315,262	$30,153	$—
Liabilities:
Contingent consideration	Other long-term liabilities	$—	$—	$58,580
Derivatives not designated as hedging instruments:
Sinclair Performance Warrants	Other long-term liabilities	—	—	44,703
Derivative liabilities designated as hedging instruments:
Interest rate contracts	Other long-term liabilities	—	21,492	—
Cross currency swaps	Accrued and other current liabilities	—	1,225	—
Cross currency swaps	Other long-term liabilities	—	29,376	—
Total derivative liabilities at fair value		—	52,093	44,703
Total liabilities		$—	$52,093	$103,283

There were no transfers made among the three levels in the fair value hierarchy for the years ended December 31, 2024 and 2023.

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities:

( in thousands)	Sinclair Performance Warrants	Contingent Consideration
Balance as of December 31, 2022	$36,987	$8,220
Additions in the period (acquisition fair value)	—	58,580
Reductions in the period	—	(9,292)
Change in fair value	7,716	1,072
Balance as of December 31, 2023	44,703	58,580
Change in fair value	13,965	1,343
Balance as of December 31, 2024	$58,668	$59,923

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The gains (losses) recognized in the consolidated statements of operations for derivative instruments during the years ended December 31, 2024, 2023 and 2022 are as follows:

	Consolidated Statements of Operations Location	Year Ended December 31,
(in thousands)		2024	2023	2022
Derivatives not designated as hedging instruments
Sinclair Performance Warrants	Other non-operating income (expense), net	$(13,965)	$(7,716)	$32,577
Cross currency swaps	General and administrative(1)	(9,078)	—	—
Derivatives designated as hedging instruments
Interest rate contracts	Interest expense, net	$11,031	$1,953	$—
Cross currency swaps	Interest expense, net	3,658	1,350	—
__________________________________
(1)    Amounts included in General and administrative during during the year ended December 31, 2024 as a result of the Company’s dedesignation of its EUR-GBP cross currency swaps as net investment hedges. Subsequent changes in fair value will be reported within Other non-operating income (expense), net.

Interest Rate Contracts and Cross Currency Swaps

The fair values of interest rate contracts and cross currency swap assets and liabilities are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on estimates using currency spot and forward rates and standard pricing models that consider the value of future cash flows as of the balance sheet date, discounted to a present value using discount factors that match both the time to maturity and currency of the underlying instruments. These standard pricing models utilize inputs that are derived from or corroborated by observable market data such as interest rate yield curves as well as currency spot and forward rates. When designated as hedging instruments, changes in the fair value of these contracts are reported as a component of other comprehensive income (loss). When not designated as hedging instruments, changes in fair value of these contracts are reported within Other non-operating income (expense), net in the consolidated statements of operations.

Sinclair Performance Warrants

Sinclair Performance Warrants are accounted for as a derivative instrument classified as a liability within Level 3 of the hierarchy as the warrants are not traded in active markets and are subject to certain assumptions and estimates made by management related to the probability of meeting performance milestones. These assumptions and the probability of meeting performance targets may have a significant impact on the value of the warrant. The Performance Warrants are valued using an option pricing model, considering the Company’s estimated probabilities of achieving the performance milestones for each tranche. Inputs to this valuation approach include volatility between 40% and 67%, risk free rates between 3.84% and 4.79%, the Company’s common stock price for each period and expected terms between 1.5 and 6.3 years. The fair value is recorded within “Other long-term liabilities” in the consolidated balance sheets.

Contingent consideration

Contingent consideration related to acquisitions is recorded at fair value as a liability on the acquisition date and subsequently remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The remeasurements are based primarily on the expected probability of achievement of the contingency targets which are subject to management’s estimates. These changes in fair value are recognized within “Other, non-operating expenses, net” in the consolidated statements of operations.

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

In connection with the acquisition of Bally’s Golf Links on September 12, 2023, the Company recorded contingent consideration, which was valued at $59.9 million as of December 31, 2024. Refer to Note 7 “Business Combinations” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment in GLPI Partnership

The Company holds a limited partnership interest in GLP Capital, L.P., the operating partnership of GLPI. The investment is reported at fair value based on Level 2 inputs, with changes to fair value included within “Other non-operating income (expense), net” in the consolidated statements of operations.

Long-term debt

The fair value of the Company’s Term Loan Facility and unsecured notes are estimated based on quoted prices in active markets and are classified as Level 1 measurements. The fair value of the Revolving Credit Facility approximates its carrying amount as it is revolving, variable rate debt, and is also classified as a Level 1 measurement. In the table below, the carrying amounts of the Company’s long-term debt is net of debt issuance costs and debt discounts. Refer to Note 17 “Long-Term Debt” for further information.

	December 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$1,858,800	$1,792,804	$1,871,330	$1,888,100
5.625% Senior Notes due 2029	738,517	587,813	736,447	596,250
5.875% Senior Notes due 2031	721,456	535,631	719,858	570,544

14.    ACCRUED AND OTHER CURRENT LIABILITIES
As of December 31, 2024 and 2023, accrued and other current liabilities consisted of the following:

	December 31,
(in thousands)	2024	2023
Gaming liabilities	$187,233	$177,557
Diamond Sports Group non-cash settlement(1)	—	144,883
Compensation	66,356	83,112
Interest payable	60,792	66,587
Bally’s Chicago - land development liability	—	47,739
Insurance reserve	23,898	20,990
Other	143,013	110,851
Total accrued and other current liabilities	$481,292	$651,719
__________________________________
(1)    Refer to Note 15 “Strategic Partnership - Sinclair Broadcast Group” for further information

15.    STRATEGIC PARTNERSHIP - SINCLAIR BROADCAST GROUP

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2023, Diamond commenced reorganization proceedings under Chapter 11 of the Bankruptcy Code, and commenced litigation against Sinclair, Bally’s and others as part of its bankruptcy proceedings, and in 2024, agreed to settle its claims against all defendants, including Bally’s (the “Settlement Agreement”). Pursuant to the settlement terms, Diamond would receive payments from Sinclair and would reject the Commercial Agreement. Bally’s would continue to have naming rights on Diamond’s RSNs through the 2024 major league baseball season at no cost to either party (unless Diamond agrees with a new counterparty that will pay for such naming rights). Bally’s, in turn, would receive a release of all claims Diamond may have against it. Separately, Bally’s and Sinclair agreed that their relative rights and obligations under the Framework Agreement and all agreements contemplated thereby would terminate, except for rights and obligations in respect of certain local broadcast television station integrations under the Commercial Agreement, and except for their respective rights and obligations under the Option Agreement (regarding the Options referenced below), the Warrant Agreement (regarding the Penny Warrants referenced below), the Performance Warrant Agreement (regarding the Performance Warrants referenced below), the Registration Rights Agreement, the Investor Rights Agreement and the Tax Receivable Agreement. Bally’s obligation to pay Diamond for the naming rights terminated upon the bankruptcy court’s approval of the settlement terms, which the court approved on March 1, 2024 and in turn, the Company derecognized the rights fees liability against the non-cash settlement liability established as of December 31, 2023. The Company’s non-cash settlement liability reflects the effect of the termination of naming rights on its remaining commercial rights intangible asset originally recorded at the time the Framework Agreement. As of December 31, 2023, the non-cash settlement liability was $144.9 million.

The Company accounted for its relationship with Sinclair under the Framework Agreement as an asset acquisition in accordance with the “Acquisition of Assets Rather Than a Business” subsections of ASC 805-50, Business Combinations—Related Issues, using a cost accumulation model. The total intangible asset (“Commercial rights intangible asset”), prior to its derecognition in 2024, represented the present value of the naming rights fees and other consideration, including the fair value of the warrants and options, and an estimate of the tax-sharing payments, each explained below.

The present value of the naming rights fees was recorded as part of intangible assets, with a corresponding liability, which accreted through interest expense through the termination date of the Commercial Agreement. As of December 31, 2023, Commercial rights intangible asset, net of accumulated amortization, was $225.9 million. As of December 31, 2023, the short-term portion of the liability, which was $8.0 million, was recorded within “Accrued and other current liabilities”, and the long-term portion of the liability, which was $49.7 million, was reflected within “Other long-term liabilities” in our consolidated balance sheets.

Pursuant to the Settlement Agreement, in the fourth quarter of 2024, after the completion of the 2024 major league baseball season, the Company derecognized the Commercial rights intangible asset, relieving the Company’s non-cash settlement liability, and as such, there are no associated remaining balances as of December 31, 2024.

Under the Framework Agreement, the Company issued to Sinclair warrants to purchase up to 4,915,726 shares of the Company at an exercise price of $0.01 per share (“the Penny Warrants”), a warrant to purchase up to 3,279,337 shares of the Company at a price of $0.01 per share, subject to the achievement of various performance metrics (the “Performance Warrants”), and an option to purchase up to 1,639,669 additional shares, in four tranches with purchase prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning in November 2024 (the “Options”). Additionally, the Company is required to share 60% of the tax benefit it realizes from the Penny Warrants, Options, Performance Warrants and other related payments. Changes in the estimate of the tax benefit to be realized and tax rates in effect at the time, among other changes, was treated as an adjustment to the intangible asset. Refer to Note 13 “Fair Value Measurements” and Note 25 “Subsequent Events” for further information on the Performance Warrants and Options.

16.    RESTRUCTURING EXPENSE

In, 2023, the Company announced a restructuring plan of the Interactive business intended to reduce operating costs and continue the Company’s commitment to achieving profitable operations in its North America Interactive segment, which included a reduction of the Company’s then current Interactive workforce, and reshaping the technology utilized by both of its Interactive segments.

During 2024, the Company announced that it would cease its operations at the Tropicana Las Vegas on April 2, 2024 in order to redevelop the site with a state-of-the-art integrated resort and ballpark. As a result of the closure, the Company incurred restructuring charges representing employee-related severance costs and accelerated depreciation of certain property and equipment.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of restructuring charges by segment, for the years ended December 31, 2024 and 2023, are summarized as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Severance and employee related benefits(1)
Casinos & Resorts	$20,037	$—
International Interactive	(794)	19,591
North America Interactive	(1,732)	9,735
Other	410	1,688
Total severance and employee related benefits	17,921	31,014
Accelerated depreciation expense(2)	80,117	—
Impairment(3)	—	5,745
Total restructuring charges	$98,038	$36,759
__________________________________
(1)    Included within “General and administrative” in the consolidated statements of operations.
(2)    Included within “Depreciation and amortization” of the Casinos & Resorts reportable segment in the consolidated statements of operations.
(3)    Included within “Impairment charges” of the North America Interactive reportable segment in the consolidated statements of operations.

The changes in the Company’s restructuring related liabilities for the years ended December 31, 2024 and 2023 were as follows:

(in thousands)
Balance as of December 31, 2022	$—
Charges	31,014
Payments	(26,649)
Effect of foreign exchange	926
Balance as of December 31, 2023	5,291
Charges	17,921
Payments	(22,370)
Effect of foreign exchange	(842)
Balance as of December 31, 2024	$—

The restructuring liability as of December 31, 2024 and 2023 is included within “Accrued and other current liabilities” on the consolidated balance sheets.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17.    LONG-TERM DEBT

As of December 31, 2024 and 2023, long-term debt consisted of the following:

	December 31,
(in thousands)	2024	2023
Term Loan Facility(1)	$1,886,650	$1,906,100
Revolving Credit Facility	—	335,000
5.625% Senior Notes due 2029	750,000	750,000
5.875% Senior Notes due 2031	735,000	735,000
Less: Unamortized original issue discount	(19,760)	(23,756)
Less: Unamortized deferred financing fees	(33,117)	(39,709)
Long-term debt, including current portion	3,318,773	3,662,635
Less: Current portion of Term Loan and Revolving Credit Facility	(19,450)	(19,450)
Long-term debt, net of discount and deferred financing fees; excluding current portion	$3,299,323	$3,643,185
__________________________________
(1)    The Company has a series of interest rate and cross currency swap derivatives to synthetically convert $500.0 million notional of the Company’s in USD denominated variable rate Term Loan Facility into fixed rate debt through its maturity in 2028. Refer to Note 12 “Derivative Instruments” for further information.

Unsecured Notes

On August 20, 2021, two unrestricted subsidiaries (together, the “Escrow Issuers”) of the Company issued $750.0 million aggregate principal amount of 5.625% senior notes due 2029 (the “2029 Notes”) and $750.0 million aggregate principal amount of 5.875% senior notes due 2031 (the “2031 Notes” and, together with the 2029 Notes, the “Unsecured Notes”). The Unsecured Notes were issued pursuant to an indenture, dated as of August 20, 2021, among the Escrow Issuers and U.S. Bank National Association, as trustee. Certain of the net proceeds from the Unsecured Notes offering were placed in escrow accounts for use in connection with the Gamesys acquisition. On October 1, 2021, upon the closing of the Gamesys acquisition, the Company assumed the issuer obligation under the Unsecured Notes. The Unsecured Notes are guaranteed, jointly and severally, by each of the Company’s restricted subsidiaries that guarantees the Company’s obligations under its Credit Agreement (as defined below).

The 2029 Notes mature on September 1, 2029 and the 2031 Notes mature on September 1, 2031. Interest is payable on the Unsecured Notes in cash semi-annually on March 1 and September 1 of each year, beginning on March 1, 2022.

The Company may redeem some or all of the 2031 Notes at any time prior to September 1, 2026 at a price equal to 100% of the principal amount of the 2031 Notes to be redeemed plus a “make-whole” premium, plus accrued and unpaid interest. The Company may redeem some or all of the Senior Notes at any time on or after September 1, 2024, in the case of the 2029 Notes, and September 1, 2026, in the case of the 2031 Notes, at certain redemption prices set forth in the indenture plus accrued and unpaid interest.

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

Secured Notes

On February 7, 2025, in connection with the Merger, the Company issued $500.0 million of new first lien senior secured notes, maturing on October 2, 2028, at a rate per annum equal to 11.00%, payable quarterly in arrears. Refer to Note 25 “Subsequent Events” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. As of December 31, 2024, the Company was in compliance with all such covenants.

In an effort to mitigate the interest rate risk associated with the Company’s variable rate credit facilities, the Company entered into a series of interest rate and cross currency swap derivative transactions during the second half of 2023. Refer to Note 12 “Derivative Instruments” for further information.

Debt Maturities

As of December 31, 2024, the contractual annual principal maturities of long-term debt, including the Revolving Credit Facility, are as follows:

(in thousands)
2025	$19,450
2026	19,450
2027	19,450
2028	1,828,300
2029	750,000
Thereafter	735,000
$3,371,650

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.    LEASES

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

The Company had total operating lease liabilities of $1.62 billion and $1.20 billion as of December 31, 2024 and 2023, respectively, and right of use assets of $1.54 billion and $1.16 billion as of December 31, 2024 and 2023, respectively, which were included in the consolidated balance sheets.

GLPI Leases

As of December 31, 2024, the Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties are leased under the terms of a master lease agreement (the “Master Lease No.1”) with GLPI. All GLPI leases are accounted for as operating leases within the provisions of ASC 842, over the lease term or until a re-assessment event occurs. The Master Lease No.1 has an initial term of 15 years and includes four, five-year options to renew and requires combined minimum annual payments of $100.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of December 31, 2024.

In addition to the properties under the Master Lease No.1 explained above, the Company also entered into a lease with GLPI for the land associated with Tropicana Las Vegas. This lease has an initial term of 50 years (with a maximum term of 99 years with renewal options) at annual rent of $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. In 2024, the Company modified the lease and GLPI paid $48.6 million to the Company to fund the demolition of the building at the Tropicana Las Vegas site in exchange for increasing annual rent by $4.1 million, subject to a minimum 1% annual increase or greater based on CPI, for a total modified annual rent of $14.6 million. This lease modification did not change the lease classification. The cash received is treated as a lessor incentive, leading to an adjustment in the Right of Use asset for the total funding amount. Upon modification, the Lease Liability and Right of Use asset were adjusted to reflect the present value of the increased future lease payment. The renewal options are not reasonably certain of exercise as of December 31, 2024.

In 2024, the Company completed the sale lease-back transaction of certain real property interests underlying Bally’s Kansas City and Bally’s Shreveport to GLPI for $394.8 million under the terms of a new master lease agreement (the “Master Lease No.2”), with an initial term of 15 years, including four, five-year options to renew and minimum annual payments of $32.2 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. The transaction was structured as a tax-free capital contribution and a substantial portion of the proceeds was used to reduce the Company’s debt. The renewal options are not reasonably certain of exercise as of December 31, 2024. Under the terms of the Master Lease No.2, the Company assigned its rights and obligations related to existing ground leases underlying the Bally’s Kansas City and Bally’s Shreveport properties to GLPI, while remaining responsible to GLPI for rent under these leases as additional charges. This resulted in the termination of the previous right of use assets and lease liabilities related to the land leases and a gain of $26.4 million. In connection with the sale of the Bally’s Kansas City and Bally’s Shreveport assets, the Company recorded a gain of $209.8 million representing the difference in the transaction price and the derecognition of assets. These gains are reflected as “Gain from sale-leaseback, net” in the consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of the Company’s lease costs during the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating lease expense(1)
Operating lease cost	$157,829	$148,375	$75,675
Variable lease cost	12,121	10,360	8,386
Operating lease expense	169,950	158,735	84,061
Short-term lease expense	22,871	13,249	17,536
Total operating lease expense	$192,821	$171,984	$101,597

Gain on sale lease-back, net(2)(3)	$86,254	$374,321	$50,766
__________________________________
(1)    Included within “General and administrative” in the Consolidated Statements of Operations
(2)    Included within “Gain on sale-leaseback, net” in the Consolidated Statements of Operations.
(3)    Gain on sale-leaseback, net is related to Bally’s Kansas City, Bally’s Shreveport and the Company’s Bally’s Chicago project during the year ended December 31, 2024, the Hard Rock Biloxi and Bally’s Tiverton properties during the year ended December 31, 2023, and Bally’s Quad Cities and Bally’s Black Hawk (“Bally's Black Hawk”) during the year ended December 31, 2022.

Supplemental cash flow and other information related to operating leases for the year ended December 31, 2024 and 2023, are as follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$145,891	$132,871	$68,689
Right of use assets obtained in exchange for operating lease liabilities	$495,747	$406,043	$341,747
Derecognition of financing obligation	$(200,000)	$—	$—

	December 31, 2024	December 31, 2023
Weighted average remaining lease term	26.2 years	17.6 years
Weighted average discount rate	8.5%	7.5%

As of December 31, 2024, future minimum lease payments under noncancelable operating leases are as follows:

(in thousands)
2025	$199,690
2026	200,068
2027	194,964
2028	197,307
2029	197,857
Thereafter	3,868,745
Total lease payments	4,858,631
Less: present value discount	(3,238,325)
Lease obligations	$1,620,306

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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded land within “Property and equipment, net” of $200.0 million with a corresponding liability within “Long-term portion of financing obligation” of $200.0 million on its consolidated balance sheets as of December 31, 2023. All lease payments were recorded as interest expense and there was no reduction to the financing obligation over the lease term. Bally’s Chicago made cash payments, and recorded corresponding interest expense, of $12.4 million, $17.4 million and $2.0 million during the years ended December 31, 2024, 2023 and 2022, respectively.

In the third quarter of 2024, GLP, an affiliate of GLPI, acquired the real estate underlying the Bally’s Chicago project, for which the Company was subject to the financing obligation, and assumed the existing lease. The lease with GLP was amended in the third quarter, creating a lease modification event whereby the land components previously classified as a financing obligation were reassessed and now classified as an operating lease. This change was due to the transfer of control of the land asset from the Company to the lessor, which permitted sale recognition in accordance with ASC 842. As a result of this reassessment, the Company derecognized $350.0 million from “Property and equipment, net related to the land asset and $200.0 million from the “Long-term portion of financing obligation” within our consolidated balance sheets. As a result of the lease modification, a $150.0 million offset in “Gain on sale-leaseback, net” was recorded in the consolidated statements of operations during the year ended December 31, 2024.

Pending Lease Transactions

On July 11, 2024, the Company entered into a Binding Term Sheet to form a strategic construction and financing arrangement with GLP which includes the funding to complete the construction of Bally’s Chicago’s permanent casino. On September 11, 2024, GLP completed its acquisition of the land on which we will build the permanent casino (as provided in the Binding Term Sheet), and we entered into an amendment to the existing land lease with GLP (as the new landlord) to reflect certain provision of the Binding Term Sheet. The Binding Term Sheet further provides that GLPI will enter into a new master lease agreement with Bally’s Chicago Operating Company, LLC (“Chicago MLA”). The amended ground lease with GLP includes, and the Chicago MLA will include, annual rent of $20 million, subject to customary escalation provisions. The Chicago MLA also provides up to $940 million in construction financing, subject to conditions and approvals. The Company will pay additional rent under the Chicago MLA based on a 8.5% capitalization rate on funded amounts. The initial lease term for the Chicago MLA will be for 15 years with renewal options to be agreed upon by the parties.

Lessor

The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in “Non-gaming revenue” within our consolidated statements of operations. For the years ended December 31, 2024, 2023, and 2022, the Company recognized $148.7 million, $200.7 million and $153.8 million of lessor revenues related to the rental of hotel rooms, respectively. Hotel leasing arrangements vary in duration, but are short-term in nature.

19.    EQUITY PLANS

Equity Incentive Plans

As of December 31, 2024, the Company has one equity incentive plan: the Bally’s Corporation 2021 Equity Incentive Plan (“2021 Incentive Plan”). The 2021 Incentive Plan was approved by shareholders at its 2021 Annual Meeting of Shareholders effective May 18, 2021. The 2021 Incentive Plan provides for the grant of stock options, RSAs, RSUs, PSUs and other awards (including those with performance-based vesting criteria) (collectively, “restricted awards” to employees, directors or consultants of the Company. As of December 31, 2024, 1.4 million shares were available for grant under the 2021 Incentive Plan.

Share-Based Compensation

The Company recognized total share-based compensation expense of $14.8 million, $24.1 million and $27.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total income tax benefit for share-based compensation arrangements was $3.9 million, $6.2 million, and $7.1 million, for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, there was $9.7 million of unrecognized compensation cost related to outstanding share-based compensation arrangements (including stock options, RSA, RSU and PSU arrangements) which is expected to be recognized over a weighted average period of 1.4 years.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units and Performance-Based Restricted Stock Units

Under the 2021 Incentive Plan, RSUs and PSUs have been awarded to eligible employees, members of the Company’s senior management and certain members of its Board of Directors. Each RSU and PSU represents the right to receive one share of the Company’s common stock. RSUs generally vest in one-third increments over a three year period and compensation cost is recognized over the respective service periods based on the grant date fair value. PSUs generally vest over a three year period depending on the individual award agreement and become eligible for vesting upon attainment of performance objectives for the performance period. The number of PSUs that may become eligible for vesting varies and is dependent upon whether the performance targets are met, partially met or exceeded each year. The fair value of RSUs and PSUs is based on the Company’s common stock price as of the grant date.

The following summary presents information of equity-classified RSU and PSU activity for the year ended December 31, 2024:

	Restricted Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1,176,611	347,817	$20.83
Granted	420,366	502,125	12.12
Vested	(526,907)	(370,713)	21.18
Forfeited	(88,730)	(153,074)	13.17
Outstanding at December 31, 2024	981,340	326,155	$15.85

The weighted average grant date fair value for RSUs and PSUs was $12.12, $18.58 and $30.13 in 2024, 2023, and 2022, respectively.

The total intrinsic value of RSUs vested was $6.9 million, $8.5 million and $15.3 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

For PSU awards, performance objectives for each year are established no later than 90 days following the start of the year. As the performance targets have not yet been established for the PSUs that are eligible to be earned in 2025 or later, a grant date has not yet been established for those awards in accordance with ASC 718. The grant date for the 2024, 2023, and 2022 performance periods have been established and, based upon achievement of the performance criteria for the years ended December 31, 2024, 2023, and 2022, 326,155, 348,835 and 62,133 PSUs, respectively, became eligible for vesting.

20.    STOCKHOLDERS’ EQUITY

Capital Return Program

The Company has a Board of Directors approved capital return program under which the Company may expend a total of up to $700 million for share repurchases and payment of dividends. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases. As of December 31, 2024, $95.5 million was available for use under the capital return program.

There was no repurchase activity during the year ended December 31, 2024. Total share repurchase activity during the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022(1)
Number of common shares repurchased	7,581,428	6,621,841
Total cost	$99,081	$153,366
Average cost per share, including commissions	$13.07	$23.16
__________________________________
(1)    Includes 4.7 million shares repurchased from the Company’s modified Dutch auction tender offer completed July 27, 2022 at a price of $22.00 per share for an aggregate purchase price of $103.3 million.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All shares repurchased during the years ended December 31, 2023 and 2022 were transferred to treasury stock. The Company retired 7,581,428 and 7,394,642 shares of its common stock held in treasury during the years ended December 31, 2023 and 2022, respectively. The shares were returned to the status of authorized but unissued shares. As of December 31, 2024, there were no shares remaining in treasury.

There were no cash dividends paid during the years ended December 31, 2024, 2023, and 2022.

Preferred Stock

The Company has authorized the issuance of up to 10 million shares of $0.01 par value preferred stock. As of December 31, 2024 and 2023, no shares of preferred stock have been issued.

Shares Outstanding

As of December 31, 2024, the Company had 40,787,007 common shares issued and outstanding. The Company issued warrants, options and other contingent consideration in acquisitions and strategic partnerships that are expected to result in the issuance of common shares in future periods resulting from the exercise of warrants and options or the achievement of certain performance targets. These incremental shares are summarized below:

Sinclair Penny Warrants(1) (Note 15)	7,911,724
Sinclair Performance Warrants(2) (Note 15)	3,279,337
Sinclair Options(1) (Note 15)	1,639,669
MKF Penny warrants (Note 13)	44,128
Outstanding awards under Equity Incentive Plans (Note 19)	1,307,495
14,182,353
__________________________________
(1)    As of December 31, 2024 and 2023, the Options consists of four equal tranches to purchase shares with exercise prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning on the fourth anniversary of the November 18, 2020 closing of the Framework Agreement. Pursuant to the Support Agreement, on February 7, 2025, all remaining Options were returned to Bally’s in exchange for an additional 384,536 Penny Warrants. Refer to Note 25 “Subsequent Events” for further information.
(2)    On February 7, 2025, the consummation of the Merger constituted a Change of Control under the Framework Agreement and as such, all performance warrants became immediately exercisable at a price of $0.01 per share. Refer to Note 25 “Subsequent Events” for further information

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Loss

The following table reflects the change in accumulated other comprehensive loss by component for the years ended December 31, 2024, 2023 and 2022:

(in thousands)	Foreign Currency Translation Adjustment(1)	Benefit Plans	Cash Flow Hedges(2)	Net Investment Hedges(3)	Total
Accumulated other comprehensive loss at December 31, 2021	$(25,833)	$(976)	$—	$—	$(26,809)
Other comprehensive income (loss) before reclassifications	(270,151)	1,911	—	—	(268,240)
Reclassifications from accumulated other comprehensive income (loss) to earnings	—	—	—	—	—
Tax effect	—	(591)	—	—	(591)
Accumulated other comprehensive loss at December 31, 2022	(295,984)	344	—	—	(295,640)
Other comprehensive income (loss) before reclassifications	118,781	977	(14,183)	(18,116)	87,459
Reclassifications from accumulated other comprehensive income (loss) to earnings	—	—	(1,953)	(1,350)	(3,303)
Effects of settlement (Note 2)	—	(244)	—	—	(244)
Tax effect	—	(191)	4,890	(2,529)	2,170
Accumulated other comprehensive income (loss) at December 31, 2023	(177,203)	886	(11,246)	(21,995)	(209,558)
Other comprehensive income (loss) before reclassifications	(79,853)	1,172	16,003	24,843	(37,835)
Reclassifications from accumulated other comprehensive income (loss) to earnings	(4,689)	—	(11,031)	5,420	(10,300)
Tax effect	—	(312)	(1,915)	(347)	(2,574)
Accumulated other comprehensive income (loss) at December 31, 2024	$(261,745)	$1,746	$(8,189)	$7,921	$(260,267)
__________________________________
(1)    Reclassifications from accumulated other comprehensive income (loss) to earnings includes the foreign currency translation adjustment of $(4.7) million released related to the Company’s sale of the Carved-Out Business (refer to Note 8 “Dispositions” for further information).
(2)    As of December 31, 2024, approximately $1.9 million of existing gains and losses are estimated to be reclassified into earnings within the next 12 months.
(3)    Reclassifications from accumulated other comprehensive income (loss) to earnings includes $9.1 million released as a result of dedesignating a EUR-GBP cross currency swap related to the Company’s sale of the Carved-Out Business (refer to Note 8 “Dispositions” for further information).

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21.    INCOME TAXES

The components of income (loss) before taxes are as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Domestic	$(456,728)	$(244,412)	$(444,549)
Foreign	(95,774)	58,674	(9,920)
Total	$(552,502)	$(185,738)	$(454,469)

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Current taxes
Federal	$(3,219)	$(4,419)	$9,318
State	1,390	3,673	8,289
Foreign	(6,866)	26,431	41,599
	(8,695)	25,685	59,206
Deferred taxes
Federal	(18,326)	11,302	(32,304)
State	(10,789)	720	(9,429)
Foreign	53,062	(35,945)	(46,396)
	23,947	(23,923)	(88,129)
Provision (benefit) for income taxes	$15,252	$1,762	$(28,923)

The effective rate varies from the statutory US federal tax rate as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Income tax (benefit) expense at statutory federal rate	$(116,025)	$(39,009)	$(95,439)
State income taxes, net of federal effect	(30,390)	(14,716)	(10,096)
Foreign tax rate adjustment	64,884	(50,082)	(17,455)
Nondeductible professional fees	3,117	430	1,370
Other permanent differences including lobbying expense	(8,906)	1,066	2,414
Share-based compensation	992	2,577	3,348
Gain on bargain purchases	—	—	22
CARES Act	(3,153)	—	—
Return to provision adjustments	6,455	(8,810)	(2,275)
Global intangible low-tax income (“GILTI”)	17,941	14,333	2,404
Goodwill	—	—	28,935
Change in uncertain tax positions	681	1,103	(2,224)
Change in valuation allowance	79,656	94,870	60,073
Total provision (benefit) for income taxes	$15,252	$1,762	$(28,923)
Effective income tax rate on continuing operations	(2.8)%	(0.9)%	6.4%

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes at December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Deferred tax assets:
Interest	283,757	195,628
Net operating loss carryforwards	44,510	28,468
Property and equipment	26,911	—
Accrued and other current liabilities	21,681	44,707
Framework Agreement liabilities	20,344	31,376
Share-based compensation	5,876	7,818
Goodwill	—	—
Valuation allowance	(234,599)	(154,943)
Total deferred tax assets, net	168,480	153,054

Deferred tax liabilities:
Land	(4,167)	(4,142)
Property and equipment	—	(46,472)
Change in accounting method	(281)	(280)
RI Joint Venture and GLPI Partnership	(175,614)	(108,598)
Amortizable assets	(104,323)	(83,118)
Total deferred tax liabilities	(284,385)	(242,610)
Net deferred tax liabilities	$(115,905)	$(89,556)
The Company will only recognize a deferred tax asset when, based on available evidence, realization is more likely than not. The Company has assessed its deferred tax liabilities arising from taxable temporary differences and has concluded such liabilities are not a sufficient source of income for the realization of deferred tax assets, including indefinite life taxable temporary differences which offset, subject to limitation, deferred tax assets with unlimited carryovers, such as the Section 163(j) interest limitation. Accordingly, a $234.6 million and $154.9 million valuation allowance has been established as of December 31, 2024 and 2023, respectively. The change in valuation allowance for the years ended December 31, 2024, 2023, and 2022 was $79.7 million, $94.9 million, and $60.1 million, respectively.

At December 31, 2024, the Company’s cash and cash equivalents totaled $171.2 million, of which approximately 7% was held in locations outside the US. The Company does not reinvest undistributed earnings, and accordingly, the Company has determined that no deferred tax liability is required for undistributed foreign earnings at December 31, 2024 and 2023 and will continue to monitor for future changes.

For the years ended December 31, 2024 and 2023 the net deferred tax liabilities increased by $26.3 million and decreased by $22.9 million, respectively. For the year ended December 31, 2024, an increase of $23.9 million was included in income from operations, offset by a decrease related to the foreign exchange remeasurement of $0.3 million, and an increase of $2.6 million was included in other comprehensive loss. For the year ended December 31, 2023, a decrease of $23.9 million was included in income from operations, a decrease related to the foreign exchange remeasurement of $1.2 million, and offset by an increase of $2.2 million included in other comprehensive loss.

As of December 31, 2024, the Company has $71.8 million of federal net operating carryforwards subject to a section 382 limitation with an unlimited carryforward period. There was $25.4 million of federal net operating carryforwards subject to a section 382 limitation with an unlimited carryforward period as of December 31, 2023. As of December 31, 2024 and 2023, the Company had $405.2 million and $310.3 million of state net operating loss carryforwards, respectively, which expire at various dates through 2041.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Internal Revenue Code (IRC) Section 382 provides for a limitation of the annual use of net operating loss and tax credit carryforwards following certain ownership changes (as defined by the IRC Section 382) that limits the Company’s ability to utilize these carryforwards prior to expiration. Section 382 can also apply when we acquire subsidiaries with net operating loss carryforwards, as there may be limitations on the use of acquired net operating losses against our taxable income. As of December 31, 2024, the Company expects to utilize all acquired tax attributes prior to expiration.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees, including those that operate in the gaming area. The benefits of the CARES Act that were available to us included:

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

During the year ended December 31, 2024, the Company realized a CARES Act tax benefit of $3.2 million. The Company realized no tax benefit during the years ended December 31, 2023 and 2022. The Company intends to continue to review and consider any available potential benefits under the CARES Act for which it qualifies, including those described above. The Company cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and the Company cannot provide assurances that it will be able to access such benefits in a timely manner or at all. If the US government or any other governmental authority agrees to provide such aid under the CARES Act or any other crisis relief assistance, it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full.

From time to time, the Company may be subject to audits covering a variety of tax matters by taxing authorities in any taxing jurisdiction where the Company conducts business. While the Company believes that the tax returns filed and tax positions taken are supportable and accurate, some tax authorities may not agree with the positions taken. This can give rise to tax uncertainties which, upon audit, may not be resolved in the Company’s favor. As of December 31, 2024, there was $24.8 million tax contingency accruals and deferred tax asset reductions for uncertain tax positions, of which $22.1 million would impact the effective tax rate, if recognized. A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows:

(in thousands)	2024	2023	2022
Uncertain tax position liability at the beginning of the year	$29,286	$11,277	$5,131
Increases related to tax positions taken during the year	(4,462)	18,009	—
Increases related to tax positions taken during prior period	—	—	11,277
Decreases related to tax positions taken during prior periods	—	—	(5,131)
Uncertain tax position liability at the end of the year	$24,824	$29,286	$11,277

It is reasonably possible that the Company’s unrecognized tax benefits could change in the next twelve months, however the Company is unable to estimate a range at this time.

The Company records interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). The Company has reserved interest and penalties on uncertain tax positions of $1.0 million and $0.7 million as of December 31, 2024 and 2023, respectively. The Company has recorded $0.3 million and $0.6 million of interest on uncertain tax positions on the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.

The Company and its subsidiaries file tax returns in several jurisdictions including the US and various US state and foreign jurisdictions. The Company remains subject to examination for US federal income tax purposes for the years ended December 31, 2015 through 2024, as a result of a 2020 net operating loss carryback claim. The Company remains subject to examination for state and foreign income tax purposes for the years ended December 31, 2013 through 2024. The Company is currently appealing an audit by the State of Colorado for tax years ended December 31, 2012 through 2015. Based on the current status of the Colorado appeal, the Company believes no additional reserves are necessary. In addition, the disallowance of a loss carryforward generated in a period outside of the normal statute of limitations is generally open until the statute of limitations expires in the year of the utilization of the loss.

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

Capital Expenditure Commitments

Bally’s Twin River - Pursuant to the terms of the Regulatory Agreement in Rhode Island, the Company is committed to invest $100 million in its Rhode Island properties over the term of the master contract through June 30, 2043, including an expansion and the addition of new amenities at Bally’s Twin River. As of December 31, 2024, approximately $45.1 million of the commitment remains.

Bally’s Chicago - Pursuant to the Host Community Agreement with the City of Chicago, the Company’s indirect subsidiary is required to spend at least $1.34 billion on the design, construction and outfitting of the temporary casino and the permanent resort and casino. The actual cost of the development may exceed this minimum capital investment requirement. In addition, land acquisition costs and financing costs, among other types of costs, are not counted toward meeting this requirement. As of December 31, 2024, approximately $1.02 billion of this commitment remains.

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

Sponsorship Commitments

As of December 31, 2024, the Company has entered into multiple sponsorship agreements with various professional sports leagues and teams. These agreements commit a total of $125.4 million through 2036 and grant the Company rights to use official league marks for branding and promotions, among other benefits.

Interactive Technology Commitments

The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of December 31, 2024, the cumulative minimum obligation committed in these agreements is $52.4 million through 2029.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Collective Bargaining Agreements

As of December 31, 2024, the Company had approximately 10,000 employees. A large number of our employees at our Casinos & Resorts properties within several US states are represented by a labor union and are subject to collective bargaining agreements with us. As of December 31, 2024, the Company had 32 collective bargaining agreements covering approximately 3,442 employees. All collective bargaining agreements are in good standing and most have been renegotiated with terms between three and five years. There can be no assurance that we will be able to extend or enter into replacement agreements. If the Company is able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements.

23.    SEGMENT REPORTING

The Company has three operating and reportable segments: Casinos & Resorts, International Interactive and North America Interactive. The “Corporate & Other” category includes interest expense, select immaterial operating segments, unallocated corporate operating expenses, and other adjustments, such as the elimination of inter-segment transactions, to reconcile with the Company's consolidated results. This category further accounts for other expenses such as share-based compensation, acquisition and transaction costs, and other non-recurring charges.

The Company’s three reportable segments as of December 31, 2024 include:

Casinos & Resorts - Includes the Company’s 15 casino and resort properties, one horse racetrack and one golf course.

International Interactive - Includes the Company’s interactive European gaming operations, the Company’s global licensing revenue generating operations, as well as one casino property, Bally's Newcastle, in the UK.

North America Interactive - A portfolio of sports betting, iGaming, and free-to-play gaming brands.

The Company’s chief operating decision maker is its Executive Committee, consisting of the Chief Executive Officer, President, and Chief Financial Officer. The Company uses consolidated Adjusted EBITDA and segment Adjusted EBITDAR to analyze the performance of its business and they are used as determining factors for performance-based compensation for members of the Company’s management team. The Company uses consolidated Adjusted EBITDA and segment Adjusted EBITDAR when evaluating the operating performance of the business because management believes that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a more fulsome understanding of the core operating results and as a means to evaluate period-to-period performance.

Management believes segment Adjusted EBITDAR is representative of its ongoing business operations including its ability to service debt and to fund capital expenditures, acquisitions and operations, in addition to it being a commonly used measure of performance in the gaming industry and used by industry analysts to evaluate operations and operating performance.

As of December 31, 2024, the Company’s operations were predominately in the US and Europe, with a less substantive footprint in other countries world-wide. For geographical reporting purposes, revenue generated outside of the US has been aggregated into the International Interactive reporting segment, and consists primarily of revenue from the UK and Japan. Revenue generated from the UK and Japan represented approximately 28% and 6%, 25% and 11%, and 25% and 12% of total revenue, respectively, during the year ended December 31, 2024, 2023 and 2022, respectively. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

The following table sets forth revenue and Adjusted EBITDAR for the Company’s three reportable segments and reconciles Adjusted EBITDAR on a consolidated basis to net loss. The Other category is included in the following tables in order to reconcile the segment information to the Company’s consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(in thousands)	2024	2023	2022
Revenue
Casinos & Resorts	$1,363,113	$1,363,291	$1,227,563
International Interactive	909,493	973,210	946,442
North America Interactive	177,872	112,572	81,700
Total	$2,450,478	$2,449,073	$2,255,705

Adjusted EBITDAR(1)
Casinos & Resorts	$370,518	$428,968	$398,930
International Interactive	336,460	343,559	321,651
North America Interactive	(40,236)	(55,653)	(65,729)
Corporate & Other	(52,212)	(63,770)	(53,024)
Total	614,530	653,104	601,828

Operating (expense) income:
Rent expense associated with triple net operating leases(2)	(118,919)	(125,775)	(53,313)
Depreciation and amortization	(379,544)	(350,408)	(300,559)
Transaction costs	(41,060)	(80,376)	(85,604)
Restructuring	(17,921)	(31,014)	—
Tropicana Las Vegas demolition and closure costs	(59,838)	—	—
Share-based compensation	(14,752)	(24,074)	(27,912)
Gain on sale-leaseback, net	86,254	374,321	50,766
Impairment charges	(248,879)	(149,825)	(463,978)
Loss on disposal of business	(27,796)	—	—
Merger Agreement costs(3)	(14,808)	—	—
Payment service provider write-off (4)	(6,333)	—	—
Diamond Sports Group non-cash settlement	(1,114)	(144,883)	—
Other	(28,148)	(17,061)	(14,236)
(Loss) income from operations	(258,328)	104,009	(293,008)
Other income (expense)
Interest expense, net	(289,629)	(277,561)	(208,153)
Other	(4,545)	(12,186)	46,692
Total other expense, net	(294,174)	(289,747)	(161,461)
Loss before income taxes	(552,502)	(185,738)	(454,469)
(Provision) benefit for income taxes	(15,252)	(1,762)	28,923
Net loss	$(567,754)	$(187,500)	$(425,546)
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
(2)    Consists primarily of the operating lease components contained within certain triple net leases with GLPI. Refer to Note 18 “Leases” for further information.
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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth significant segment expenses and other segment items by reportable segment (in thousands):

Years Ended December 31,	Casinos & Resorts	International Interactive	North America Interactive
2024
Revenue	$1,363,113	$909,493	$177,872
Less: segment expenses
Marketing costs	89,245	118,449	51,927
Gaming tax	190,505	158,691	48,015
Compensation	393,160	97,431	38,057
Other direct costs	—	134,192	57,065
Casino property costs	141,218	—	—
General and administrative	73,143	64,359	22,863
Other segment items(1)	105,324	(89)	181
Segment EBITDAR	$370,518	$336,460	$(40,236)

2023
Revenue	$1,363,291	$973,210	$112,572
Less: segment expenses
Marketing costs	71,356	144,296	42,039
Gaming tax	160,493	145,239	21,871
Compensation	379,835	104,538	40,620
Other direct costs	—	179,060	40,510
Casino property costs	144,663	—	—
General and administrative	63,759	56,360	22,759
Other segment items(1)	114,217	158	426
Segment EBITDAR	$428,968	$343,559	$(55,653)

2022
Revenue	$1,227,563	$946,442	$81,700
Less: segment expenses
Marketing costs	66,169	169,861	20,012
Gaming tax	148,945	134,338	6,268
Compensation	325,047	91,369	64,555
Other direct costs	—	181,168	31,268
Casino property costs	125,940	—	—
General and administrative	58,287	49,091	22,807
Other segment items(1)	104,245	(1,036)	2,519
Segment EBITDAR	$398,930	$321,651	$(65,729)
__________________________________
(1)    Other Segment Items primarily includes Gaming and non-gaming expenses within our Casinos & Resorts reportable segment, and certain other immaterial costs and allocations within each of the Company’s reportable segments.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(in thousands)	2024	2023	2022
Capital Expenditures
Casinos & Resorts	$60,373	$143,526	$183,693
International Interactive	706	2,462	12,392
North America Interactive	2,147	1,986	6,635
Corporate & Other(1)	136,601	163,509	9,536
Total	$199,827	$311,483	$212,256
__________________________________
(1)    Includes 133.6 million, 162.1 million and 8.5 million related to our future Bally’s Chicago project during the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.

Total assets are not regularly reviewed for each operating segment when assessing segment performance or allocating resources and accordingly, are not presented. As of December 31, 2024, over 97% of the Company’s long-lived assets, consisting primarily of property and equipment, are located within the United States.

24.    LOSS PER SHARE

Diluted earnings per share includes the determinants of basic earnings per share and, in addition, reflects the dilutive effect of the common stock deliverable for stock options, using the treasury stock method, and for RSUs, RSAs and PSUs for which future service is required as a condition to the delivery of the underlying common stock.

	Years Ended December 31,
	2024	2023	2022
Net loss applicable to common stockholders	$(567,754)	$(187,500)	$(425,546)

Weighted average common shares outstanding, basic	48,468,887	53,350,817	58,111,699
Weighted average effect of dilutive securities	—	—	—
Weighted average common shares outstanding, diluted	48,468,887	53,350,817	58,111,699

Per share data
Basic	$(11.71)	$(3.51)	$(7.32)
Diluted	$(11.71)	$(3.51)	$(7.32)

Anti-dilutive shares excluded from the calculation of diluted earnings per share	5,377,457	5,021,833	5,188,388

On November 18, 2020, the Company issued Penny Warrants, Performance Warrants and Options which participate in dividends with the Company’s common stock subject to certain contingencies. In the period in which the contingencies are met, those instruments are participating securities to which income will be allocated using the two-class method. The Performance Warrants and Options do not participate in net losses. The Penny Warrants were considered exercisable for little to no consideration and are therefore included in basic shares outstanding at their issuance date. For the years ended December 31, 2024, 2023 and 2022, the shares underlying the Performance Warrants were anti-dilutive as certain contingencies were not met. Refer to Note 15 “Strategic Partnership - Sinclair Broadcast Group” for further information.

25.    SUBSEQUENT EVENTS

Merger

On February 7, 2025, the Company completed its previously announced transactions with the Buyer Parties. Pursuant to the terms of the Merger Agreement, Bally’s and Queen combined, with Queen shareholders receiving consideration of 30.5 million shares. Thereafter, the Company paid cash consideration of $18.25 per share to holders of 22.9 million of the Company’s outstanding shares, funded through the issuance of $500.0 million in senior secured notes due in 2028.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bally’s stockholders owning 17.9 million outstanding shares elected to retain their Bally’s stock by means of a rollover election and continue as stockholders of Bally’s. As a result of the completion of the transactions contemplated by the Merger Agreement, there are 48.4 million shares outstanding as of February 7, 2025. The warrants issued under the Framework Agreement, the Support Agreements, and those in connection with the acquisition of MKF, representing the right to purchase up to 11.6 million shares of Bally’s common stock, remain outstanding. Refer to Note 1 “General Information,” Note 15 “Strategic Partnership - Sinclair Broadcast Group” and Note 20 “Stockholders' Equity” for further information.

Secured Notes

In connection with the closing of the Merger on February 7, 2025, the Company entered into a note purchase agreement and issued $500 million in aggregate principal amount of first lien senior secured notes due October 2, 2028, at an annual interest rate of 11%, payable quarterly. These notes are guaranteed by Bally's restricted subsidiaries and secured by the same collateral securing the Credit Facility. The agreement mandates redemption offers in certain situations, such as asset sales and unpermitted debt issuances, with specific redemption premiums applicable within the first two years. After two years, the notes can be redeemed at par. The agreement also includes covenants limiting additional indebtedness, dividend payments, asset sales, investments, and liens, subject to exceptions and qualifications.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting described below.

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weakness, our chief executive officer and chief financial officer have concluded that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Based on evaluation under the criteria established in the COSO framework, management determined, based upon the existence of the material weakness described below, we did not maintain effective internal control over financial reporting as of December 31, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the Consolidated Financial Statements for the year ended December 31, 2024, issued an attestation report on the Company’s internal control over financial reporting which immediately follows this report.

Material Weakness Identified
We lack segregation of duties over the preparation, review, and recording of journal entries within our International Interactive reportable segment. The failure to maintain appropriate segregation of duties has a pervasive impact and consequently, this deficiency impacts control activities over all financial statement account balances, classes of transactions, and disclosures within the International Interactive reportable segment. This material weakness was originally identified as of December 31, 2023 and was not remediated as of December 31, 2024.
During 2024, Management developed and implemented incremental or enhanced controls to remediate the material weakness, including educating control owners within our International Interactive reportable segment of the appropriate design elements of journal entry controls, enhancing our policy around documented approvals of journal entries, and implementing a monitoring control over journal entries. However, controls over certain journal entries were not designed effectively and others were determined not to be operating effectively as of December 31, 2024. Management remains focused on designing and implementing effective measures to improve our internal controls over financial reporting and remediate the material weakness. Management has developed a detailed plan for remediation, which includes:
•Continuing to educate control owners within the International Interactive reportable segment of the appropriate design elements of journal entry controls and enforcing policies requiring independent preparers and reviewers.
•Implementing a new enterprise resource planning (“ERP”) system, which we believe will enhance the flow of financial information, improve data management and control and will enable us to remediate segregation of duties over journal entries by systematically requiring an independent preparer and reviewer of each journal entry. As the implementation of the new ERP system progresses, we may change our processes and procedures which, in turn, could result in further changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

While we believe our remediation efforts above will improve the effectiveness of our internal control over financial reporting, we cannot assure that the measures will be sufficient to remediate the material weakness we have identified or will prevent potential future material weaknesses. The material weakness cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.

Remediation of Previously Identified Material Weaknesses

As disclosed in Part II, Item 9A., “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended December 31, 2023, we identified control deficiencies during 2023 that constituted material weaknesses relating to: (1) an insufficient number of personnel with the appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose significant and complex accounting and tax matters timely and accurately, and (2) ineffective review of account reconciliations and account analysis controls, including the controls to validate the completeness and accuracy of information used in the performance of those controls, within the International Interactive reportable segment. We reinforced remediation efforts throughout 2024 and monitored operating effectiveness on a quarterly basis. As of December 31, 2024, Management concluded these material weaknesses were remediated. Specifically, the following plans were implemented and determined to be operating effectively:
•Realigned resources and, where applicable, hired qualified staff or used third-party subject matter experts with the appropriate level of experience and training to segregate key functions within our financial processes in order to support the review of significant and complex accounting matters, including appropriately analyzing, recording and disclosing accounting matters timely and accurately, specifically around assumptions used in certain estimates.
•Strengthened controls over account reconciliations and account analyses within our International Interactive reportable segment to support financial reporting requirements. Specifically, implemented or enhanced controls over report logic, data input, spreadsheet calculation and extract procedures over information used in the performance of controls to ensure completeness and accuracy.

Changes in Internal Control over Financial Reporting

Other than the material weakness noted above and the remediation of the previously disclosed material weaknesses, there has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Bally’s Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bally's Corporation and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 17, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

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

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
New York, New York
March 17, 2025

ITEM 9B.    OTHER INFORMATION

During the quarter ended December 31, 2024, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our Definitive Proxy Statement on Schedule 14A for our Annual Meeting of Stockholders to be held on May 15, 2025 (the “2025 Proxy Statement”) and is incorporated herein by this reference.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other disposition of its securities by the Company, its directors, officers, employees and certain other individuals that the Company believes are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable New York Stock Exchange listing standards. The Company’s Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the 2025 Proxy Statement and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the 2025 Proxy Statement and is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the 2025 Proxy Statement and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the 2025 Proxy Statement and is incorporated herein by this reference.

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

3.    Exhibits.

Exhibit Number	Description of Exhibit
2.1#
Agreement and Plan of Merger, dated as of July 25, 2024, by and among Parent, Queen, Merger Sub I, Merger Sub II, the Company and, solely for purposes of specified provisions of the Merger Agreement, SG Gaming (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed July 25, 2024)

2.2#
Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 27, 2024, by and among the Company, Parent, Queen, Merger Sub I, Merger Sub II, and, solely for purposes of specified provisions of the Merger Agreement, SG Gaming. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed August 28, 2024)

2.3#
Amendment No. 2 to the Agreement and Plan of Merger, dated as of September 30, 2024, by and among Parent, Queen, Merger Sub I, Merger Sub II, the Company and, solely for purposes of specified provisions of the Merger Agreement, SG Gaming (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed October 1, 2024))

3.1
Sixth Amended and Restated Certificate of Incorporation of Bally’s Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on February 13, 2025)

3.2	Second Amended and Restated Bylaws of Bally’s Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed February 13, 2025)

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

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 15, 2024)

Exhibit Number	Description of Exhibit
4.7	Form of Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 10, 2021)

4.8	Form of Option Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 10, 2021)

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

10.5**	Bally’s Corporation 2021 Equity Incentive Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-38850) filed April 8, 2021)

10.6**	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.7**
Form of Restricted Stock Unit Award Agreement (Performance-Based) (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.8**
Form Restricted Stock Unit Award Agreement (Performance-Based) (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38850) filed on March 13, 2020)

10.9**
Form Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38850) filed on March 13, 2020)

10.10**
Employment Agreement, effective as of March 29, 2016, by and between Twin River Management Group, Inc. and George Papanier (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-4/A (File No. 333-228973) filed on January 25, 2019)

10.11**
Amendment No 1. to Employment Agreement, dated as of January 13, 2020, by and among Twin River Worldwide Holdings, Inc. and George Papanier (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38850) filed on January 16, 2020)

10.12**
Amendment No. 2 Employment Agreement, January 20, 2021, by and between Bally’s Corporation and George Papanier (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-38850) filed on March 10, 2021)

10.13**
Amendment No. 3 to Employment Agreement, dated February 13, 2023, by and between Bally’s Corporation and George Papanier (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-38850) filed on February 13, 2023)

10.14**
Employment Agreement, effective July 10, 2013, by and between Twin River Management Group, Inc. and Craig L. Eaton (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38850) filed on March 13, 2020)

Exhibit Number	Description of Exhibit
10.15**
Employment Agreement, dated May 8, 2023, by and between Bally’s Corporation and Marcus Glover (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-38850) filed May 9, 2023)

10.16**	Form of Robeson Reeves Service Agreement, effective October 1, 2021 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2022)

10.17**
Amendment No. 1 to Service Agreement, dated June 1, 2022, by and between Bally’s Corporation and Robeson Reeves (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2023)

10.18**
Amendment No. 2 to Service Agreement, dated February 13, 2023, by and between Bally’s Corporation and Robeson Reeves (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-38850) filed on February 13, 2023)

10.19**
Form of Kim Barker Lee Employment Agreement, effective December 7, 2022 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2023)

10.20
Credit Agreement, dated October 1, 2021, among Bally’s Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File 001-38850) filed on October 7, 2021)

10.21
First Amendment to Credit Agreement, dated June 23, 2023, among Bally’s Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q (File 001-38850) filed on November 3, 2023)

10.22
Amended and Restated Regulatory Agreement, dated March 1, 2024, by and among the Rhode Island Department of Business Regulation, the State Lottery Division of the Rhode Island Department of Revenue, Bally’s Corporation, Bally’s Management Group, LLC, UTGR, LLC, Twin River-Tiverton, LLC, and Bally’s RI iCasino, LLC (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 15, 2024)

10.23**
Bally’s Corporation 2021 Equity Incentive Plan - Performance Unit Award Agreement (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2022)

10.24**
Bally’s Corporation 2021 Equity Incentive Plan - Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 1, 2022)

10.25
Note Purchase Agreement, dated February 7, 2025, by and among the Company, the subsidiaries of the Company party thereto as guarantors, Alter Domus (US) LLC as note agent and collateral agent, and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on February 13, 2025)

10.26
Binding Term Sheet, dated as of July 11, 2024, by and among Bally’s Corporation and Gaming and Leisure Properties, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on July 12, 2024)

10.27**
Employment Agreement, dated March 10, 2025, by and between Bally's Corporation and Mira Mircheva (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on March 11, 2025)

19.1*	Insider Trading Policy
21.1*	Schedule of Subsidiaries
23.1*	Consent of Independent Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Bally’s Corporation Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 15, 2024)
99.1*	Description of Government Regulations

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL contained in Exhibit 101
#	As permitted under Item 601(a)(5) of Regulation S-K, the exhibits and schedules to this exhibit are omitted from this filing. The Company agrees to furnish a supplemental copy of any omitted exhibit or schedule to the SEC upon its request.
*	Filed herewith.
**	Management contracts or compensatory plans or arrangements.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2025.

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

Signature	Title	Date

/s/ ROBESON M. REEVES	President, Chief Executive Officer and Director	March 17, 2025
Robeson M. Reeves	(Principal Executive Officer)

/s/ MARCUS GLOVER	Chief Financial Officer	March 17, 2025
Marcus Glover	(Principal Financial and Accounting Officer)

/s/ SOOHYUNG KIM	Chairman	March 17, 2025
Soohyung Kim

/s/ TERRENCE DOWNEY	Director	March 17, 2025
Terrence Downey

/s/ TRACY HARRIS	Director	March 17, 2025
Tracy Harris

/s/ GEORGE T. PAPANIER	Director	March 17, 2025
George T. Papanier

/s/ JAYMIN B. PATEL	Director	March 17, 2025
Jaymin B. Patel

/s/ JEFFREY W. ROLLINS	Director	March 17, 2025
Jeffrey W. Rollins

/s/ WANDA Y. WILSON	Director	March 17, 2025
Wanda Y. Wilson