Form 10-Q
period 2025-03-31
Bally's Corp
filed 2025-05-12
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of April 30, 2025, the number of shares of the registrant’s $0.01 par value common stock outstanding was 49,013,195.
For additional information regarding the Company’s shares outstanding, refer to Note 17 “Stockholders’ Equity.”

BALLY’S CORPORATION

PART I.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements

BALLY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	Successor	Predecessor
	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$209,727	$171,233
Restricted cash	54,955	60,021
Accounts receivable, net	85,396	55,486
Inventory	20,851	19,317
Tax receivable	36,923	26,345
Prepaid expenses and other current assets	162,231	115,471
Total current assets	570,083	447,873
Property and equipment, net	1,136,623	630,702
Right of use assets, net	1,912,395	1,544,936
Goodwill	1,621,711	1,799,944
Intangible assets, net	1,947,993	1,307,343
Deferred tax asset	2,345	2,309
Other assets	300,580	127,030
Total assets	$7,491,730	$5,860,137
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$19,450	$19,450
Current portion of lease liabilities	81,426	65,827
Accounts payable	106,602	85,771
Accrued income taxes	13,411	25,468
Accrued and other current liabilities	542,977	481,292
Total current liabilities	763,866	677,808
Long-term debt, net	3,430,709	3,299,323
Long-term portion of lease liabilities	2,016,877	1,554,479
Deferred tax liability	338,120	118,214
Other long-term liabilities	133,311	179,411
Total liabilities	6,682,883	5,829,235
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 shares authorized; 49,011,796 (Successor) and 40,787,007 (Predecessor) shares issued; 49,011,796 (Successor) and 40,787,007 (Predecessor) shares outstanding)	489	408
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	749,318	1,414,410
Retained earnings (deficit)	34,516	(1,123,649)
Accumulated other comprehensive income (loss)	12,163	(260,267)
Total Bally’s Corporation stockholders’ equity	796,486	30,902
Non-controlling interest	12,361	—
Total stockholders’ equity	808,847	30,902
Total liabilities and stockholders’ equity	$7,491,730	$5,860,137

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Successor	Predecessor
	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Revenue:
Gaming	$313,779	$185,767	$516,057
Non-gaming	54,915	34,731	102,425
Total revenue	368,694	220,498	618,482

Operating (income) costs and expenses:
Gaming	133,523	87,994	236,144
Non-gaming	29,109	16,526	48,111
General and administrative	160,391	114,401	248,436
Depreciation and amortization	47,481	22,343	159,746
Total operating costs and expenses	370,504	241,264	692,437
Loss from operations	(1,810)	(20,766)	(73,955)

Other (expense) income:
Interest expense, net	(51,737)	(27,229)	(73,131)
Other non-operating income (expense), net	(9,030)	(2,365)	4,554
Total other expense, net	(60,767)	(29,594)	(68,577)

Loss before income taxes	(62,577)	(50,360)	(142,532)
(Benefit) provision for income taxes	(97,093)	664	31,382
Net income (loss)	$34,516	$(51,024)	$(173,914)

Basic earnings (loss) per share	$0.57	$(1.05)	$(3.61)
Weighted average common shares outstanding - basic	60,322	48,743	48,119
Diluted earnings (loss) per share	$0.57	$(1.05)	$(3.61)
Weighted average common shares outstanding - diluted	60,729	48,743	48,119

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(In thousands)

	Successor	Predecessor
	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Net income (loss)	$34,516	$(51,024)	$(173,914)
Other comprehensive income (loss):
Foreign currency translation adjustments	43,040	(13,097)	(37,794)
Net unrealized derivative (loss) gain on cash flow hedges, net of tax	(13,428)	968	12,283
Net unrealized derivative (loss) gain on net investment hedges, net of tax	(17,449)	2,686	11,466
Other comprehensive income (loss)	12,163	(9,443)	(14,045)
Total comprehensive income (loss)	$46,679	$(60,467)	$(187,959)

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
(In thousands, except share data)

Predecessor
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares Outstanding	Amount
Balance as of December 31, 2024	40,787,007	$408	$1,414,410	$—	$(1,123,649)	$(260,267)	$—	$30,902
Issuance of restricted stock and other stock awards	19,660	—	(76)	—	—	—	—	(76)
Share-based compensation	—	—	1,954	—	—	—	—	1,954
Other comprehensive loss	—	—	—	—	—	(9,443)	—	(9,443)
Net loss	—	—	—	—	(51,024)	—	—	(51,024)
Balance as of February 7, 2025 (Predecessor)	40,806,667	408	1,416,288	—	(1,174,673)	(269,710)	—	(27,687)

Successor
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of February 8, 2025 (Successor)	71,258,763	712	1,171,824	—	—	—	—	1,172,536
Share repurchases	(22,804,384)	(228)	(420,114)	—	—	—	—	(420,342)
Issuance of restricted stock and other stock awards	557,417	5	(5,132)	—	—	—	—	(5,127)
Bally’s Chicago Inc. Issuance	—	—	—	—	—	—	12,361	12,361
Share-based compensation	—	—	2,740	—	—	—	—	2,740
Other comprehensive income	—	—	—	—	—	12,163	—	12,163
Net income	—	—	—	—	34,516	—	—	34,516
Balance as of March 31, 2025 (Successor)	49,011,796	$489	$749,318	$—	$34,516	$12,163	$12,361	$808,847

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
(In thousands, except share data)

Predecessor
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2023 (Predecessor)	39,973,202	$400	$1,400,479	$—	$(555,895)	$(209,558)	$428	$635,854
Issuance of restricted stock and other stock awards	423,805	4	(2,778)	—	—	—	—	(2,774)
Share-based compensation	—	—	3,058	—	—	—	—	3,058
Settlement of consideration	86,368	1	(125)	—	—	—	—	(124)
Other	—	—	1,750	—	—	—	—	1,750
Other comprehensive loss	—	—	—	—	—	(14,045)	—	(14,045)
Net loss	—	—	—	—	(173,914)	—	—	(173,914)
Balance as of March 31, 2024 (Predecessor)	40,483,375	$405	$1,402,384	$—	$(729,809)	$(223,603)	$428	$449,805

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Cash flows from operating activities:
Net income (loss)	$34,516	$(51,024)	$(173,914)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47,481	22,343	159,746
Non-cash lease expense	12,744	7,228	14,222
Share-based compensation	2,740	1,954	3,058
Amortization of debt discount and debt issuance costs	14,648	1,004	2,877
Loss on extinguishment of debt	17,372	—	—
Deferred income taxes	(71,798)	(3,010)	26,890
Change in fair value of equity method investments	(5,544)	—	—
(Income) loss from equity method investments	(863)	594	(555)
Change in value of performance warrants	—	1,180	—
Change in contingent consideration payable	(867)	786	(1,835)
Foreign exchange gain	(1,591)	(194)	(2,816)
Other operating activities	854	1,545	(1,584)
Changes in operating assets and liabilities	(7,691)	(62,592)	(33,943)
Net cash provided by (used in) operating activities	42,001	(80,186)	(7,854)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	21,233	—	208
Capital expenditures	(30,457)	(16,424)	(28,053)
Cash paid for capitalized software	(10,611)	(2,315)	(13,583)
Acquisition of gaming licenses	—	—	(1,211)
Other investing activities	(962)	1,042	(762)
Net cash used in investing activities	(20,797)	(17,697)	(43,401)
Cash flows from financing activities:
Issuance of long-term debt	695,000	97,000	135,000
Repayments of long-term debt	(259,623)	(10,000)	(119,863)
Deferred payables	8,973	11,064	42,195
Cash paid for repurchased shares	(416,180)	—	—
Payment of financing fees	(21,326)	—	—
Bally’s Chicago Inc. issuance under private placement	12,361	—	—
Other financing activities	(5,132)	(76)	(6,005)
Net cash provided by financing activities	14,073	97,988	51,327
Effect of foreign currency on cash and cash equivalents and restricted cash	(1,497)	(457)	(4,445)
Net change in cash and cash equivalents and restricted cash	33,780	(352)	(4,373)
Cash and cash equivalents and restricted cash, beginning of period	230,902	231,254	315,262
Cash and cash equivalents and restricted cash, end of period	$264,682	$230,902	$310,889

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$42,339	$39,069	$100,128
Income taxes paid, net of refunds	7,550	(73)	(10,410)
Non-cash investing and financing activities:
Unpaid property and equipment	$21,603	$15,772	$18,854
Unpaid internally developed software	1,529	6,158	633
Consideration issued for the Company Merger	955,647	—	—
Consideration issued for the Queen Merger	555,751	—	—
Bally’s Chicago - land development liability	—	—	956

	Successor	Predecessor
	March 31,	February 7,	December 31,
Reconciliation of cash and cash equivalents and restricted cash:	2025	2025	2024
Cash and cash equivalents	$209,727	$173,549	$171,233
Restricted cash	54,955	57,353	60,021
Total cash and cash equivalents and restricted cash	$264,682	$230,902	$231,254

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    GENERAL INFORMATION

Description of Business

Bally’s Corporation (the “Company,” or “Bally’s”) is a global gaming, hospitality and entertainment company with casinos and resorts and online gaming (“iGaming”) businesses. The Company owns and manages the following properties within its Casinos & Resorts reportable segment:

Casinos & Resorts	Location	Type	Built/Acquired
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)	Lincoln, Rhode Island	Casino and Resort	2004
Bally’s Arapahoe Park	Aurora, Colorado	Racetrack/OTB Site	2004
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)(2)	Biloxi, Mississippi	Casino and Resort	2014
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)(2)	Tiverton, Rhode Island	Casino and Hotel	2018
Bally’s Dover Casino Resort (“Bally’s Dover”)(2)	Dover, Delaware	Casino, Resort and Raceway	2019
Bally’s Black Hawk(1)(2)	Black Hawk, Colorado	Three Casinos	2020
Bally’s Kansas City Casino (“Bally’s Kansas City”)	Kansas City, Missouri	Casino	2020
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi	Casino and Hotel	2020
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey	Casino and Resort	2020
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)	Shreveport, Louisiana	Casino and Hotel	2020
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada	Casino and Resort	2021
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)(2)	Evansville, Indiana	Casino and Hotel	2021
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)(2)	Rock Island, Illinois	Casino and Hotel	2021
Bally’s Chicago Casino (“Bally’s Chicago”)(3)	Chicago, Illinois	Casino	2023
Bally’s Golf Links at Ferry Point (“Bally’s Golf Links”)	Bronx, New York	Golf Course	2023
The Queen Baton Rouge(2)	Baton Rouge, Louisiana	Casino	2025
The Belle of Baton Rouge(2)	Baton Rouge, Louisiana	Casino and Hotel	2025
Casino Queen Marquette(2)	Marquette, Iowa	Casino	2025
DraftKings at Casino Queen(2)	East St. Louis, Illinois	Casino and Hotel	2025
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

The Company’s International Interactive reportable segment includes the Company’s interactive European gaming operations, the Company’s global licensing revenue generating operations, as well as one casino property, Bally’s Newcastle, in the UK.

The North America Interactive reportable segment includes a portfolio of sports betting, iGaming, and free-to-play gaming brands, and the North American operations of Gamesys.

Refer to Note 19 “Segment Reporting” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Agreement and Plan of Merger

On February 7, 2025, the Company completed the previously announced transactions under the Agreement and Plan of Merger (as amended, the “Merger Agreement”) with SG Parent LLC, a Delaware limited liability company (“Parent”), The Queen Casino & Entertainment, Inc., a Delaware corporation and affiliate of Parent (“Queen”), Epsilon Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub I”), Epsilon Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub II”, and together with the Company and Merger Sub I, the “Company Parties”), and, solely for purposes of specified provisions thereof, SG CQ Gaming LLC, a Delaware limited liability company (“SG Gaming” and together with Parent and Queen, the “Buyer Parties”). As a result of the transactions, Parent and its affiliates beneficially own 73.8% of the issued and outstanding Company common stock

Pursuant to the Merger Agreement, (i) SG Gaming contributed to the Company all shares of common stock of Queen that it owns (the “Queen Share Contribution”) in exchange for 26,909,895 shares of common stock of the Company (“Company Common Stock”) based on a 2.4536890595 share exchange ratio, (ii) the Company issued approximately 3,542,201 shares of Company Common Stock to the other stockholders of Queen, (iii) immediately thereafter, Merger Sub I merged into the Company (the “Company Merger”), with the Company surviving the Company Merger and (iv) immediately thereafter, Merger Sub II merged into Queen (the “Queen Merger,” and together with the Company Merger, the “Merger”), with Queen surviving the Queen Merger as a direct, wholly owned subsidiary of the Company.

At the effective time of the Merger, each share of the Company’s Common Stock issued and outstanding (other than shares of common stock owned by (i) the Company or any of its wholly owned subsidiaries, (ii) Parent or any of Parent’s affiliates, (iii) by holders exercising statutory appraisal rights; (iv) by SG Gaming following the Queen Share Contribution; or (v) by holders who have elected to have such shares remain issued and outstanding following the Company Merger (a “Rolling Share Election”)) were converted into the right to receive cash consideration equal to $18.25 per share of common stock (the “Per Share Price”). Each holder of shares of Company Common Stock (other than the Company or its subsidiaries) had the option to make a Rolling Share Election.

Concurrently with the Merger Agreement, the Company and Parent entered into support agreements with Standard RI Ltd. (“SRL”) (the “SG Support Agreement”), SBG Gaming, LLC, a designated subsidiary of Sinclair (“SBG”) (the “SBG Support Agreement”), and Noel Hayden (the “Hayden Support Agreement”), collectively known as the “Support Agreements”. The Support Agreements obligated the parties to vote their respective shares in favor of the Merger Agreement and related transactions, and to make a Rolling Share Election for their shares, including those acquired through options or warrants. Additionally, under the SBG Support Agreement, SBG agreed to waive its right to the options it previously acquired under a Framework Agreement originally entered into in 2020 (the “Framework Agreement”), upon completion of the Merger, and in exchange, the Company issued SBG warrants to purchase 384,536 shares of the Company’s common stock under substantially similar terms to the Penny Warrants issued to SBG under the Framework Agreement. In connection with the Merger, as of February 7, 2025, all outstanding Performance Warrants became immediately exercisable at a price of $0.01 per share

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as variable interest entities (“VIEs”), of which the Company is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The financial statements of our foreign subsidiaries are translated into US Dollars (“USD”) using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in net income (loss).

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates.

As described in Note 1, “General Information”, the Company completed the Merger with Queen on February 7, 2025 (the “Closing”), with Queen surviving the Merger as a wholly-owned subsidiary of the Company. The Merger with Queen was accounted for as a transaction between entities under common control due to the control of the Company and Queen by the Parent and its affiliates before and after the Merger. The Company has elected to push down its Parent’s basis in its net assets into its unaudited condensed consolidated financial statements, and as a result, unless the context otherwise requires, the “Company,” for periods prior to the Closing refers to Bally’s (“Predecessor”), and for the periods after the Closing refers to the combined Company of Bally’s and Queen (“Successor” or the “Company”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and the Successor are not directly comparable. As Bally’s was deemed to be the predecessor entity, the historical financial statements of Bally’s became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of Bally’s prior to the Merger and (ii) the combined results of the Company following the Closing. The accompanying unaudited condensed consolidated financial statements include a Predecessor period, which includes the period through February 7, 2025 concurrent with the Merger, and a Successor period from February 8, 2025 through March 31, 2025. A black line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods.

Queen is a regional gaming, hospitality and entertainment company that owns and operates four casinos across three states. The Merger expands the Company’s Casinos & Resorts geographic footprint and enhances the Company’s development pipeline, which aligns with the Company’s broader strategic initiatives.

Certain adjustments have been made to Queen’s historical carrying values to conform accounting policies with the Company, with any such adjustments being recorded to equity. The preliminary purchase price of Queen is estimated based on the fair value of all existing and outstanding shares of Queen that were exchanged for shares of Company common stock, with the net effect of the transaction being charged to equity.

The preliminary purchase price of Queen and adjustment to equity resulting from the merger consists of the following:

(in thousands, except share and per share data)	Amount
Queen common stock outstanding on February 7, 2025	10,967,117
Per share ratio	2.45
Equivalent Bally’s common stock to be issued	26,909,895
Bally’s common stock issued to settle Queen’s outstanding warrant and restricted stock awards	3,542,201
Total Bally’s shares issued for Queen shares outstanding	30,452,096
Share price per Merger Agreement	$18.25
Total purchase price	$555,751
Less: Queen net assets assumed	218,342
Equity adjustment associated with the Queen merger	$337,409

For the period from February 8, 2025 to March 31, 2025 (Successor), revenue and net income for Queen were $34.7 million were $13.0 million, respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Equity Method Investments

In 2025, following the Queen merger, the Company has an investment in Intralot S.A. Integrated Lottery Systems and Services (“Intralot”), a Greek publicly listed company on the Athens Stock Exchange, that supplies integrated gaming and transaction processing systems, game content, sports betting management and interactive gaming services to the state-licensed gaming and lottery organizations worldwide. The total initial investment represented approximately 26.9% of the outstanding shares of Intralot. The investment is accounted for as an equity method investment. The investment is accounted for under the fair value option as the Company believes this best depicts the economics of the investment.

In 2024, the Company completed the sale of portions of its international interactive business in Asia and certain other international markets in its International Interactive reportable segment (the “Carved-Out Business”) to a company (the “Buyer”) formed by members of management of the Carved-Out Business. In connection with the disposition, the Company acquired penny warrants that represent a 19.99% fully diluted interest in the Buyer, for approximately $1.9 million. The Company accounts for this interest as an equity method investment.

The Company also has other investments in unconsolidated subsidiaries, which are accounted for using equity method accounting. The Company records its share of net income or loss and changes in fair value for equity method investments accounted for under the fair value option within “Other non-operating income (expense), net” in the condensed consolidated statements of operations. Refer to Note 4 “Consolidated Financial Information” for further information.

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

Management has analyzed and concluded that a trust, that was established in connection with the disposal of the Asia Interactive Business, is a VIE that will be consolidated based on the applicable criteria.

As of March 31, 2025 (Successor) and December 31, 2024 (Predecessor), consolidated VIEs had total assets of $276.8 million and $263.9 million, respectively, and total liabilities of $36.3 million and $27.9 million, respectively. Consolidated VIEs had total revenue of $4.9 million, $3.7 million, and $61.9 million for the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three months ended March 31, 2024 (Predecessor), respectively.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Non-controlling interest

In the first quarter of 2025, Bally’s Chicago, Inc., a consolidated subsidiary of the Company, successfully completed a private placement (the “Private Placement”), whereby shares of Class A-1, A-2, A-3 and A-4 were issued to third parties for total consideration of $12.4 million, net of $0.8 million of issuance costs. Based on the shares issued in the private placement the Company has a de minimus non-controlling interest in Bally’s Chicago, Inc. as of March 31, 2025 (Successor). Net income attributable to non-controlling interest was de minimus for the period from February 8, 2025 to March 31, 2025 (Successor).

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash includes player deposits, payment service provider deposits, and VLT and table games related cash payables to certain states where we operate, which are unavailable for the Company’s use.

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	Successor	Predecessor
	March 31,	December 31,
(in thousands)	2025	2024
Amounts due from Rhode Island and Delaware(1)	$14,177	$14,135
Gaming receivables	34,287	20,700
Non-gaming receivables	42,061	27,803
Accounts receivable	90,525	62,638
Less: Allowance for credit losses	(5,129)	(7,152)
Accounts receivable, net	$85,396	$55,486
__________________________________
(1)    Represents the Company’s share of VLT and table games revenue for Bally’s Twin River and Bally’s Tiverton due from the State of Rhode Island and for Bally’s Dover from the State of Delaware.

Deferred Payables

In order to execute on its strategy of improving working capital efficiency, the Company will, from time to time, participate in trade finance or deferred payable initiatives, including programs that may securitize or accelerate liquidity realized from receivables, or alternatively extend trade terms with certain suppliers or vendors. In certain cases, where the Company is not able to extend payment terms directly with suppliers or vendors, the Company will consider deferred payable solutions that simulate such trade term extensions. These solutions generally involve entering into exchange agreements with intermediary institutions who will make payments to the supplier or vendor within the original terms on behalf of the Company, in exchange for a new bill with terms that conforms to the Company’s payment policy of net 90 days. The Company will then pay the new bill to the intermediary institutions, inclusive of any embedded premium, which the Company records as “Interest expense, net,” within three months or less. Amounts outstanding under these deferred payable arrangements were $97.2 million and $72.8 million as of March 31, 2025 (Successor) and December 31, 2024 (Predecessor), respectively, and are included in “Accrued and other current liabilities” on the condensed consolidated balance sheets.

For the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor), and the three months ended March 31, 2024 (Predecessor) the Company borrowed $13.9 million, $79.6 million, and $41.9 million, respectively, under these deferred payable arrangements. For the period from February 8, 2025 to March 31, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor) the Company repaid $5.0 million and $68.5 million, respectively, under these arrangements. There were no repayments during the three months ended March 31, 2024 (Predecessor).

For the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor), and the three months ended March 31, 2024 (Predecessor) the Company incurred $1.6 million, $0.5 million and $0.8 million, respectively, of interest expense under these arrangements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses, including production and agency fees of campaigns, for the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor), and the three months ended March 31, 2024 (Predecessor) was $1.4 million, $0.9 million and $5.6 million, respectively, and are included in “General and administrative” on the condensed consolidated statements of operations. Additionally, the Company incurred certain advertising and marketing costs directly associated with the Company’s iGaming products and services of $18.1 million, $12.6 million and $46.2 million during the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor), and the three months ended March 31, 2024 (Predecessor), respectively. These costs are included within Gaming expenses in the condensed consolidated statements of operations.

Share-Based Compensation

The Company recognized total share-based compensation expense of $2.7 million, $2.0 million and $3.1 million for the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three months ended March 31, 2024 (Predecessor), respectively. The total income tax benefit for share-based compensation arrangements was $0.7 million, $0.5 million and $0.8 million for the period from February 8, 2025 to March 31, 2025 (Successor), period from January 1, 2025 to February 7, 2025 (Predecessor), and the three months ended March 31, 2024 (Predecessor), respectively.

Strategic Partnership - Sinclair Broadcast Group

In 2020, the Company and Sinclair Broadcast Group, Inc. (“Sinclair”) entered into the Framework Agreement, providing for a long-term strategic relationship between Sinclair and the Company. Under the Framework Agreement, the Company issued to Sinclair warrants to purchase up to 4,915,726 shares of the Company at an exercise price of $0.01 per share (“the Penny Warrants”), a warrant to purchase up to 3,279,337 shares of the Company at an exercise price of $0.01 per share, subject to the achievement of various performance metrics (the “Performance Warrants”), and an option to purchase up to 1,639,669 additional shares, in four tranches with purchase prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning in November 2024 (the “Options”). Additionally, the Company is required to share 60% of the tax benefits it realizes from the Penny Warrants, Options, Performance Warrants and other related payments. Changes in the estimate of the tax benefit to be realized and tax rates in effect at the time, among other changes, was treated as an adjustment to the intangible asset.

In connection with the Queen merger, as of February 7, 2025, all outstanding Performance Warrants became immediately exercisable at a price of $0.01 per share and the Options were returned to the Company in exchange for 384,536 penny warrants. The Performance Warrants were reclassified from liability to equity as of February 7, 2025. Refer to Note 12 “Fair Value Measurements” for more information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Provision for Income Taxes

During the period from February 8, 2025 to March 31, 2025 (Successor), the Company recorded a benefit for income tax of $97.1 million, and a provision for income tax of $0.7 million, and $31.4 million during the period from January 1, 2025 to February 7, 2025 (Predecessor), and the three months ended March 31, 2024 (Predecessor), respectively. The effective tax rate for period from February 8, 2025 to March 31, 2025 (Successor), period from January 1, 2025 to February 7, 2025 (Predecessor), and the three months ended March 31, 2024 (Predecessor) was 155.2%, (1.3)%, and 22.0%, respectively.

As of March 31, 2025 (Successor), the Company projects an annual tax provision relative to its pre-tax loss in the US due to the valuation allowance on interest, and a tax provision internationally relative to its pre-tax income, which results in a combined 204% annual effective tax rate, as the combined pre-tax income by jurisdiction is minimized.

3.    RELATED PARTY TRANSACTIONS

The Company holds a warrant, representing a 19.99% fully diluted equity interest in the Carved-Out Business, which as a result is an unconsolidated entity accounted for under the equity method and is considered to be a related party under ASC 850.

Revenues generated from this equity method investee are included in “Non-gaming revenue” and were $3.7 million and $4.9 million for the period from February 8, 2025 to March 31, 2025 (Successor) and period from January 1, 2025 to February 7, 2025 (Predecessor), respectively. There was no revenue generated from this equity method investee during the three months ended March 31, 2024 (Predecessor).

Receivables from this equity method investee are included in Accounts receivable, net and were $3.3 million and $1.1 million as of March 31, 2025 (Successor) and December 31, 2024 (Predecessor), respectively.

In connection with the disposal of the Carved-Out Business, the Company entered into a seven-year term loan with the Buyer for a principal amount of €30 million, subject to applicable interest. As of March 31, 2025 (Successor) and December 31, 2024 (Predecessor), the Company had a loan receivable of approximately $29.3 million and $31.2 million, respectively, included in Other assets within the condensed consolidated balance sheets, and recorded interest income of $0.5 million and $0.3 million, respectively, for the period from February 8, 2025 to March 31, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), included within Interest expense, net in the condensed consolidated statements of operations.

4.    CONSOLIDATED FINANCIAL INFORMATION

General and Administrative Expense

Amounts included in General and administrative for the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor), and the three months ended March 31, 2024 (Predecessor) were as follows:

	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Advertising, general and administrative	$140,416	$100,969	$224,201
Acquisition and integration	4,100	2,199	4,852
Merger costs	15,875	11,233	770
Restructuring charges, net	—	—	18,613
Total general and administrative	$160,391	$114,401	$248,436

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other Non-Operating (Expense) Income, Net

Amounts included in Other non-operating income (expense), net for the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor), and the three months ended March 31, 2024 (Predecessor) were as follows:

	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Loss on extinguishment of debt	$(17,372)	$—	$—
Change in value of performance warrants	—	(1,180)	—
Gain on fair value of equity method investment	5,544	—	—
Net income (loss) from equity method investments	863	(594)	555
Foreign exchange gain	1,591	194	2,816
Other, net	344	(785)	1,183
Total other non-operating income (expense), net	$(9,030)	$(2,365)	$4,554

Interest Expense, Net

Amounts included in interest expense, net, for the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three months ended March 31, 2024 (Predecessor) were as follows:

	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Interest income	$1,450	$(1)	$4,795
Interest expense	(53,187)	(27,228)	(77,926)
Total interest expense, net	$(51,737)	$(27,229)	$(73,131)

5.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Standards to Be Implemented

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update align the requirements in the ASC to the SEC’s regulations. The effective date for each amended topic in the ASC is the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently in the process of evaluating the impact of this amendment on its condensed consolidated financial statements and related disclosures.

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

6.    REVENUE RECOGNITION

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

The estimated retail value related to goods and services provided to customers without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows for the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three months ended March 31, 2024 (Predecessor):

	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Hotel	$10,796	$7,098	$20,479
Food and beverage	11,059	7,559	20,213
Retail, entertainment and other	3,899	713	2,428
	$25,754	$15,370	$43,120
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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables provide a disaggregation of revenue by segment (in thousands):

Period from February 8, 2025 to March 31, 2025 (Successor)	Casinos & Resorts	International Interactive	North America Interactive	Corporate & Other	Total
Gaming	$178,534	$107,736	$27,509	$—	$313,779
Non-gaming:
Hotel	18,713	—	—	—	18,713
Food and beverage	20,254	—	—	—	20,254
Licensing	—	4,883	—	—	4,883
Retail, entertainment and other	9,350	131	48	1,536	11,065
Total non-gaming revenue	48,317	5,014	48	1,536	54,915
Total revenue	$226,851	$112,750	$27,557	$1,536	$368,694
Period from January 1, 2025 to February 7, 2025 (Predecessor)
Gaming	$95,984	$74,849	$14,934	$—	$185,767
Non-gaming:
Hotel	11,006	—	—	—	11,006
Food and beverage	11,304	—	—	—	11,304
Licensing	—	3,720	—	—	3,720
Retail, entertainment and other	6,005	416	2,007	273	8,701
Total non-gaming revenue	28,315	4,136	2,007	273	34,731
Total revenue	$124,299	$78,985	$16,941	$273	$220,498
Three Months Ended March 31, 2024 (Predecessor)
Gaming	$250,418	$231,267	$34,372	$—	$516,057
Non-gaming:
Hotel	41,090	—	—	—	41,090
Food and beverage	34,952	—	—	—	34,952
Licensing	—	—	—	—	—
Retail, entertainment and other	15,869	3,416	5,195	1,903	26,383
Total non-gaming revenue	91,911	3,416	5,195	1,903	102,425
Total revenue	$342,329	$234,683	$39,567	$1,903	$618,482

Contract Assets and Contract Related Liabilities

The Company’s receivables related to contracts with customers are primarily comprised of marker balances, interactive platform business-to-business service receivables, other amounts due from gaming activities, amounts due for hotel stays and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers were $38.8 million and $41.3 million as of March 31, 2025 (Successor) and December 31, 2024 (Predecessor), respectively.

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

Unpaid wagers include the Company’s outstanding chip liability and unpaid slot, pari-mutuel and sports betting tickets.

Liabilities related to contracts with customers as of March 31, 2025 (Successor) and December 31, 2024 (Predecessor) were as follows:

	Successor	Predecessor
	March 31,	December 31,
(in thousands)	2025	2024
Unpaid wagers	$33,487	$32,992
Advanced deposits from customers	26,667	26,141
Loyalty programs	11,044	12,167
Total	$71,198	$71,300

The Company recognized $3.2 million, $2.2 million and $7.6 million of revenue related to loyalty program redemptions for the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three months ended March 31, 2024 (Predecessor), respectively.

7.    BUSINESS COMBINATIONS

Merger with Queen Casino & Entertainment, Inc.

The Merger between the Company and Queen was accounted for as a transaction between entities under common control in accordance with ASC Topic 805, Business Combinations (“ASC 805”), in which the accounting acquirer (Parent and its affiliates) obtained control of the Company. As described in Note 2, “Summary of Significant Accounting Policies”, the Company has elected to push down its Parent’s basis in its net assets into its financial statements, and as a result, the net assets of the Predecessor will be measured and recognized at their fair values as of the acquisition date and will be combined with those of Queen at Queen’s historical carrying amounts and will be presented on a combined basis. The following disclosures relate to the Company’s election to apply push down and show the effect of the change in control.

The fair value of the Merger consideration was $955.6 million, which represents the total number of shares outstanding prior to the Merger multiplied by the Merger value of $18.25 per share. Immediately following the transaction, the Company repurchased 22.8 million shares at a price of $18.25 for total a total repurchase price of $416.2 million.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The preliminary allocation of the purchase price is as follows:

(in thousands)	February 7, 2025
Cash and cash equivalents	$173,550
Restricted cash	57,352
Other current assets	210,447
Property and equipment	1,065,486
Right of use assets	1,692,346
Goodwill	1,555,354
Intangible assets	1,866,963
Other assets	131,457
Total current liabilities	(548,702)
Lease liabilities	(1,823,153)
Long-term debt	(2,914,688)
Other long-term liabilities	(510,765)
Net assets acquired	$955,647

The purchase consideration has been allocated to the tangible and identifiable intangible assets and liabilities based upon their estimated fair values as of the acquisition date, with the excess of the purchase consideration over the aggregate net fair values recorded as goodwill, which is not deductible for tax purposes. Accounts receivable, other assets, current liabilities and inventories were stated at their historical carrying value, which approximates fair value given the short-term nature of these assets and liabilities. The estimate of fair value for property and equipment and owned real property was based on an assessment of the assets' condition as well as an evaluation of the current market value of such assets. The fair value of leasehold interests were estimated based on evaluating contractual rent payments relative to market rent giving consideration to the Company’s capitalization rates and rent coverage ratios, under the income method or by estimating the fee simple value and estimated rate of return, depending on the nature of the underlying leasehold interest. The estimated fair values were based on assumptions that the Company believes are reasonable. As of March 31, 2025 (Successor), the Company is in the process of completing its valuation of tangible and intangible assets and the allocation of the purchase price to the assets acquired and liabilities assumed, including the goodwill allocation to reporting units, which will be completed once the valuation process has been finalized.
The Company recorded intangible assets based on estimates of fair value which consisted of the following:

	Valuation Approach	Estimated Useful Life (in years)	Estimated Fair Value
Gaming licenses	Greenfield Method	16	$759,383
Customer relationships	Multi-period Excess earnings method	4	357,180
Developed technology	Relief from royalty method	5	253,200
Trade names	Relief from royalty method	12	74,700
Intellectual property license	Relief from royalty method	7	141,000
Trade names and other	Relief from royalty method	Indefinite	281,500
Total fair value of intangible assets			$1,866,963

The valuation of intangible assets was determined using income approach methodologies including the greenfield method, multi-period excess earnings method and the relief from royalty method. Level 3 inputs used in estimating future cash flows included terminal growth rates of 3%, royalty rates between 2% and 19%, discount rates between 11% and 15%, operating cash flows, estimated construction costs, and pre-opening expenses, among others. The projected future cash flows are discounted to present value using an appropriate discount rate. As of March 31, 2025 (Successor), the Company is in the process of completing its valuation of intangible assets and the allocation of the purchase price to net assets, which will be completed once the valuation process has been finalized.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company incurred $15.9 million, $11.2 million and $0.8 million of transaction-related expenses for the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor), and the three months ended March 31, 2024 (Predecessor), respectively. Transaction-related expenses were incurred in connection with the Merger and are primarily related to legal and professional fees, which have been included in General and administrative in the condensed consolidated statements of operations.

8.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2025 (Successor) and December 31, 2024 (Predecessor), prepaid expenses and other current assets was comprised of the following:

	Successor	Predecessor
	March 31,	December 31,
(in thousands)	2025	2024
Short term notes receivable	$16,221	$17,342
Services and license agreements	51,012	43,141
Loan receivable	38,599	—
Sales tax	18,261	18,988
Prepaid marketing	12,328	11,952
Short term derivative assets	4,999	5,359
Prepaid insurance	4,588	3,341
Other	16,223	15,348
Total prepaid expenses and other current assets	$162,231	$115,471

9.    PROPERTY AND EQUIPMENT

As of March 31, 2025 (Successor) and December 31, 2024 (Predecessor), property and equipment was comprised of the following:

	Successor	Predecessor
	March 31,	December 31,
(in thousands)	2025	2024
Land and improvements	$96,237	$49,553
Building and improvements	639,064	370,086
Equipment	90,881	280,946
Furniture and fixtures	135,473	64,109
Construction in process	206,834	149,906
Total property, plant and equipment	1,168,489	914,600
Less: Accumulated depreciation	(31,866)	(283,898)
Property and equipment, net	$1,136,623	$630,702

Depreciation expense relating to property and equipment was $14.5 million, $7.6 million and $99.5 million for the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three months ended March 31, 2024 (Predecessor), respectively. Depreciation expense during the three months ended March 31, 2024 (Predecessor) included $80.1 million of accelerated depreciation related to the closure of the Tropicana Las Vegas property on April 2, 2024. Refer to Note 13 “Restructuring Expense” for further information. The Company recorded capitalized interest of $1.7 million, $0.8 million and $1.8 million during the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three months ended March 31, 2024 (Predecessor), respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.    GOODWILL AND INTANGIBLE ASSETS

The change in carrying value of goodwill by reportable segment for the three months ended March 31, 2025 (Successor) is as follows (in thousands):

	Casinos & Resorts	International Interactive	North America Interactive	Corporate & Other	Total
Goodwill as of December 31, 2024 (Predecessor)(1)	$313,285	$1,451,273	$35,386	$—	$1,799,944
Effect of foreign exchange	—	(11,268)	—	—	(11,268)
Goodwill as of February 7, 2025 (Predecessor)(1)	313,285	1,440,005	35,386	—	$1,788,676

Goodwill as of February 8, 2025 (Successor)	612,191	716,260	56,845	205,352	$1,590,648
Effect of foreign exchange	—	31,063		—	31,063
Goodwill as of March 31, 2025 (Successor)	$612,191	$747,323	$56,845	$205,352	$1,621,711
__________________________________
(1)    Amounts are shown net of accumulated goodwill impairment charges of $5.4 million and $140.4 million for Casinos & Resorts and North America Interactive, respectively.

The change in intangible assets, net for the three months ended March 31, 2025 (Successor) is as follows (in thousands):

Intangible assets, net as of December 31, 2024 (Predecessor)	$1,307,343
Effect of foreign exchange	(3,662)
Internally developed software	3,054
Less: Amortization of intangible assets	(14,765)
Intangible assets, net as of February 07, 2025 (Predecessor)	$1,291,970

Intangible assets, net as of February 08, 2025 (Successor)	$1,941,245
Additions in current period	962
Effect of foreign exchange	32,740
Internally developed software	5,982
Less: Amortization of intangible assets	(32,936)
Intangible assets, net as of March 31, 2025 (Successor)	$1,947,993

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s identifiable intangible assets consist of the following:

	Successor
	March 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Trade names	$79,464	$(2,250)	$77,214
Customer relationships	370,890	(15,261)	355,629
Developed technology	264,179	(7,528)	256,651
Internally developed software	5,982	(130)	5,852
Gaming licenses	752,296	(7,362)	744,934
Licensing asset	147,138	(2,995)	144,143
Other	25,006	(4,037)	20,969
Total amortizable intangible assets	1,644,955	(39,563)	1,605,392
Intangible assets not subject to amortization:
Gaming licenses	61,101	—	61,101
Trade names	281,500	—	281,500
Total unamortizable intangible assets	342,601	—	342,601
Total intangible assets, net	$1,987,556	$(39,563)	$1,947,993

	Predecessor
	December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Trade names	$31,723	$(18,032)	$13,691
Hard Rock license	8,000	(2,545)	5,455
Customer relationships	660,005	(272,333)	387,672
Developed technology	210,712	(70,073)	140,639
Internally developed software	105,284	(26,791)	78,493
Gaming licenses	47,797	(19,864)	27,933
Other	11,473	(4,918)	6,555
Total amortizable intangible assets	1,074,994	(414,556)	660,438

Intangible assets not subject to amortization:
Gaming licenses	546,908	—	546,908
Trade names	98,784	—	98,784
Other	1,213	—	1,213
Total unamortizable intangible assets	646,905	—	646,905
Total intangible assets, net	$1,721,899	$(414,556)	$1,307,343
__________________________________

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Amortization of intangible assets was approximately $32.9 million, $14.8 million and $60.3 million for the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three months ended March 31, 2024 (Predecessor), respectively.

The following table reflects the remaining amortization expense associated with the finite-lived intangible assets as of March 31, 2025 (Successor):

(in thousands)
Remaining 2025	$173,157
2026	231,342
2027	229,032
2028	209,397
2029	139,008
Thereafter	623,456
Total	$1,605,392

11.    DERIVATIVE INSTRUMENTS

The Company utilizes derivative instruments in order to mitigate interest rate and currency exchange rate risk in accordance with its financial risk and liability management policy.

The Company has entered into a series of interest rate contracts and cross currency swap derivative transactions with multiple bank counterparties in order to synthetically convert a notional aggregate amount of $500.0 million of the Company’s USD denominated variable rate Term Loan Facility, as disclosed in Note 15 “Long-Term Debt,” into fixed rate debt over five years and $200 million of the Term Loan Facility, to an equivalent GBP denominated floating rate instrument over three years. These contracts mature in October, 2028 and 2026, respectively.

Additionally, the Company has entered into a series of interest rate contracts in a notional aggregate amount of $1.00 billion, to further manage the Company’s exposure to interest rate movements associated with the Company’s variable rate Term Loan Facility through its synthetic conversion to fixed rate debt. The tenor of these contracts were matched with the maturity of the Term Loan Facility tranche maturing on October 1, 2028.

Cross Currency Swaps

Net Investment Hedges - The Company is exposed to fluctuations in foreign exchange rates on investments it holds in its European foreign entities. The Company uses fixed and fixed-cross-currency swaps to hedge its exposure to changes in the foreign exchange rate on its foreign investment in Europe and their exposure to changes in the EUR-GBP exchange rate. Currency forward agreements involve fixing the USD-EUR exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. Cross-currency swaps involve the receipt of functional-currency-fixed-rate amounts from a counterparty in exchange for the Company making foreign-currency-fixed-rate payments over the life of the agreement. These derivative arrangements qualify as net investment hedges under ASC 815, with the gain or loss resulting from changes in the spot value of the derivative reported in other comprehensive income (loss). Amounts are reclassified out of other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. Additionally, the accrual of foreign currency and USD denominated coupons will be recognized in “Interest expense, net” in the condensed consolidated statements of operations. Refer to Note 12 “Fair Value Measurements” and Note 17 “Stockholders’ Equity” for further information.

Economic Hedges - During the fourth quarter of 2024, the Company dedesignated its EUR-GBP cross currency swaps as net investment hedges and began recording changes in fair value of the derivative and the accrual of foreign currency and USD denominated coupons through earnings reported in Other non-operating income (expense), net in the consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the Company’s cross currency swap arrangements as of March 31, 2025 (Successor) and December 31, 2024 (Predecessor) (in thousands):

	Hedge Designation	Notional Sold	Notional Purchased
Cross currency swaps	Economic Hedges	€461,595	£387,531
Cross currency swaps	Net Investment Hedge	£546,759	$700,000

Cash Flow Hedges

Interest Rate Contracts - The Company’s objectives in using interest rate derivatives are to hedge its exposure to variability in cash flows on a portion of its floating-rate debt, to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its financial risk and liability management policy. The Company’s interest rate swaps and collars are designated as cash flow hedges under ASC 815. The changes in the fair value of these instruments are recorded as a component of accumulated other comprehensive income (loss) and reclassified into “Interest expense, net” in the condensed consolidated statements of operations in the same period in which the hedged interest payments associated with the Company’s borrowings are recorded. Refer to Note 12 “Fair Value Measurements” and Note 17 “Stockholders’ Equity” for further information.

The following table summarizes the Company’s cash flow hedges as of March 31, 2025 (Successor) and December 31, 2024 (Predecessor) (in thousands):

		Successor	Predecessor
		March 31, 2025	December 31, 2024
Cash Flow Hedges	Index	Notional Amount	Notional Amount
Interest rate contracts - swaps	US - SOFR	$1,500,000	$1,500,000

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.    FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		Successor
		March 31, 2025
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$209,727	$—	$—
Restricted cash	Restricted cash	54,955	—	—
Fair value option loan receivable	Prepaid and other current assets	—	38,599	—
Fair value option equity method investments	Other assets	182,581	—	—
Investment in GLPI partnership	Other assets	—	21,579	—
Derivative assets not designated as hedging instruments:
Cross currency swaps	Prepaid expenses and other current assets	—	4,859	—
Cross currency swaps	Other assets	—	108	—
Derivative assets designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other current assets	—	140	—
Interest rate contracts	Other assets	—	7,256	—
Total derivative assets at fair value		—	12,363	—
Total assets		$447,263	$72,541	$—
Liabilities:
Contingent consideration	Other long-term liabilities	$—	$—	$60,709
Derivative liabilities not designated as hedging instruments:
Cross Currency Swaps	Other long-term liabilities	—	12,169	—
Derivative liabilities designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	—	3,175	—
Interest rate contracts	Other long-term liabilities	—	28,942	—
Cross currency swaps	Accrued and other current liabilities	—	2,263	—
Cross currency swaps	Other long-term liabilities	—	14,294	—
Total derivative liabilities at fair value		—	60,843	—
Total liabilities		$—	$60,843	$60,709

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Predecessor
		December 31, 2024
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$171,233	$—	$—
Restricted cash	Restricted cash	60,021	—	—
Investment in GLPI partnership	Other assets	—	20,418	—
Derivative assets not designated as hedging instruments
Cross currency swaps	Prepaid expenses and other current assets	—	4,871	—
Cross currency swaps	Other assets	—	615	—
Derivative assets designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other current assets	—	340	—
Interest rate contracts	Other assets	—	336	—
Cross currency swaps	Prepaid expenses and other current assets	—	148	—
Cross currency swaps	Other assets	—	13,181	—
Total derivative assets at fair value		—	19,491	—
Total assets		$231,254	$39,909	$—
Liabilities:
Contingent consideration	Other long-term liabilities	$—	$—	$59,923
Derivatives not designated as hedging instruments
Sinclair Performance Warrants	Other long-term liabilities	—	—	58,668
Cross currency swaps	Other long-term liabilities	—	11,174	—
Derivative liabilities designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	—	1,855	—
Interest rate contracts	Other long-term liabilities	—	13,372	—
Cross currency swaps	Accrued and other current liabilities	—	1,189	—
Cross currency swaps	Other long-term liabilities	—	1,624	—
Total derivative liabilities at fair value		—	29,214	58,668
Total liabilities		$—	$29,214	$118,591

The following tables summarize the changes in fair value of the Company’s Level 3 liabilities:

(in thousands)	Sinclair Performance Warrants	Contingent Consideration
Beginning as of December 31, 2024 (Predecessor)	$58,668	$59,923
Change in fair value	1,180	786
Ending as of February 7, 2025 (Predecessor)	$59,848	$60,709

Beginning as of February 8, 2025 (Successor)	—	60,709
Change in fair value	—	—
Ending as of March 31, 2025 (Successor)	$—	$60,709

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	Sinclair Performance Warrants	Contingent Consideration	Convertible Loans
Beginning as of December 31, 2023 (Predecessor)	$44,703	$58,580	$4,115
Change in fair value	—	(1,835)	(33)
Ending as of March 31, 2024 (Predecessor)	$44,703	$56,745	$4,082

The gains (losses) recognized in the condensed consolidated statements of operations for derivative instruments during the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three months ended March 31, 2024 (Predecessor) are as follows:

	Condensed Consolidated Statements of Operations Location	Successor	Predecessor
(in thousands)		Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Derivatives not designated as hedging instruments
Sinclair Performance Warrants	Other non-operating income (expense), net	$—	$(1,180)	$—
Cross Currency Swaps	Other non-operating income (expense), net	221	50	—
Derivatives designated as hedging instruments
Interest rate contracts	Interest expense, net	$485	$(105)	$(2,886)
Cross currency swaps	Interest expense, net	369	7	(1,211)

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

Sinclair Performance Warrants

Sinclair Performance Warrants were accounted for as a derivative instrument classified as a liability within Level 3 of the hierarchy through February 7, 2024 (predecessor) as the warrants are not traded in active markets and are subject to certain assumptions and estimates made by management related to the probability of meeting performance milestones. These assumptions and the probability of meeting performance targets may have a significant impact on the value of the warrant. The Performance Warrants were valued using an option pricing model, considering the Company’s estimated probabilities of achieving the performance milestones for each tranche. Inputs to this valuation approach include volatility between 40% and 67%, risk free rates between 3.84% and 4.79%, the Company’s common stock price for each period and expected terms between 1.5 and 6.3 years. In connection with the Queen merger, as of February 7, 2025, all outstanding Performance Warrants became immediately exercisable at a price of $0.01 per share and were reclassified out of liabilities and into equity and are no longer measured at fair value. The fair value is recorded within Other long-term liabilities of the condensed consolidated balance sheets as of December 31, 2024 (predecessor).

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contingent Consideration

Contingent consideration related to acquisitions is recorded at fair value as a liability on the acquisition date and subsequently remeasured at each reporting date, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The remeasurements are based primarily on the expected probability of achievement of the contingency targets which are subject to management’s estimates. These changes in fair value are recognized within “Other non-operating income (expense), net” of the condensed consolidated statements of operations.

In connection with the acquisition of Bally’s Golf Links on September 12, 2023, the Company recorded contingent consideration, which was valued at $57.7 million as of March 31, 2025 (Successor). The amount included in purchase consideration is the fair value, under GAAP, of expected cash payments totaling up to $125 million to the seller, based upon future events, which are uncertain. The contingent consideration was recorded at fair value, using discounted cash flow analyses with level 3 inputs, and is remeasured quarterly, with fair value adjustments recognized in earnings, until the contingencies are resolved. Inputs to this valuation approach include the Company’s estimated probabilities of achieving the conditions for payment, expected terms between 1.3 and 1.8 Years, and discount rates of 6.6%. The settlement of the contingent consideration liabilities will be due to the seller in the event the license agreement is extended or if the Company is successful in its bid for a casino license.

Convertible Loans

The Company has certain agreements with vendors to provide a portfolio of games to its customers. Pursuant to these agreements, the Company has issued loans to its vendors and has an option to convert the loans to shares of the vendors’ equity, exercisable within a specified time period. The Company recorded instruments within “Other assets” at their fair value. The fair value of the loans to vendors have share values based on unobservable inputs and are classified within Level 3 of the hierarchy, with changes to fair value included within “Other non-operating income (expense), net” of the condensed consolidated statements of operations.

Loan Receivable

Following the Queen Merger, the Company has a receivable from a third-party investment holding company for a delayed draw term loan issued (“Delayed Draw Loan”). The Delayed Draw Loan has an unpaid principal balance of €25.0 million and is accounted for under the fair value option allowed by ASC 825, Financial Instruments, as the Company believes the fair value option more closely approximates the economics associated with the loan. The estimated fair value of the Delayed Draw Loan is based upon the fair value of the shares of Intralot the Company would expect to receive upon repayment of the Delayed Draw Loan. The Company measures fair value using quoted prices in active markets and its assessment of the share settlement feature, which are classified within Level 2 of the hierarchy, with changes to fair value of $1.2 million included within “Other non-operating income (expense), net” of the condensed consolidated statements of operations for the period from February 8, 2025 to March 31, 2025 (Successor).

Equity Method Investment

The Company has a long-term investment in an unconsolidated entity which it accounts for under the equity method of accounting. The Company has elected the fair value option allowed by ASC 825, Financial Instruments, with respect to this investment. Under the fair value option, the investment is remeasured at fair value at each reporting period through earnings. The Company measures fair value using quoted prices in active markets that are classified within Level 1 of the hierarchy, with changes to fair value included within “Other non-operating income (expense), net” of the condensed consolidated statements of operations.

Investment in GLPI Partnership

The Company holds a limited partnership interest in GLP Capital, L.P., the operating partnership of GLPI. The investment is reported at fair value based on Level 2 inputs, with changes to fair value included within “Other non-operating income (expense), net” of the condensed consolidated statements of operations.

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

	Successor		Predecessor
	March 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$1,781,402	$1,695,287	$1,858,800	$1,792,804
5.625% Senior Notes due 2029	555,170	552,187	738,517	587,813
5.875% Senior Notes due 2031	499,247	489,694	721,456	535,631
11.00% Senior Secured Notes due 2028	479,340	479,340	—	—

13.    ACCRUED AND OTHER CURRENT LIABILITIES
As of March 31, 2025 (Successor) and December 31, 2024 (Predecessor), accrued and other current liabilities consisted of the following:

	Successor	Predecessor
(in thousands)	March 31, 2025	December 31, 2024
Gaming liabilities	$186,703	$187,233
Compensation	65,941	66,356
Interest payable	45,307	60,792
Construction accruals	11,052	2,144
Insurance reserves	20,723	23,898
Property taxes	14,443	8,502
Other	198,808	132,367
Total accrued and other current liabilities	$542,977	$481,292

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The components of restructuring charges by segment for the three months ended March 31, 2024 (Predecessor) are summarized as follows (in thousands):

Predecessor
Three Months Ended March 31, 2024
Severance and employee related benefits(1)
Casinos & Resorts	$19,655
International Interactive	52
North America Interactive	(1,479)
Corporate & Other	385
Total severance and employee related benefits	18,613
Accelerated depreciation expense(2)	80,117
Total restructuring charges	98,730
__________________________________
(1)    Included within “General and administrative” of the condensed consolidated statements of operations.
(2)    Included within “Depreciation and amortization” of the Casinos & Resorts reportable segment within the condensed consolidated statements of operations.

The was no restructuring liability as of March 31, 2025 (Successor) and December 31, 2024 (Predecessor) on the condensed consolidated balance sheets.

15.    LONG-TERM DEBT

As of March 31, 2025 (Successor) and December 31, 2024 (Predecessor), long-term debt consisted of the following:

	Successor	Predecessor
(in thousands)	March 31, 2025	December 31, 2024
Term Loan Facility(1)	$1,881,788	$1,886,650
Revolving Credit Facility	135,000	—
5.625% Senior Notes due 2029	750,000	750,000
5.875% Senior Notes due 2031	735,000	735,000
11.00% Senior Secured Notes due 2028	500,000	—
Less: Unamortized original issue discount	(14,531)	(19,760)
Less: Unamortized deferred financing fees	(6,128)	(33,117)
Less: Unamortized fair value adjustment(2)	(530,970)	—
Long-term debt, including current portion	3,450,159	3,318,773
Less: Current portion of Term Loan and Revolving Credit Facility	(19,450)	(19,450)
Long-term debt, net of discount, deferred financing fees and fair value adjustment, excluding current portion	$3,430,709	$3,299,323
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
(2)    Represents adjustment to recognize the Company’s existing debt at fair value in the Company Merger, calculated as the difference between the fair value of the Company’s term loan facility and unsecured notes, estimated based on quoted prices in active markets as of the Closing Date, and the respective ending principal balances as of February 7, 2025. The adjustment is amortized through Interest Expense, Net using the effective interest method.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2028 Notes

In connection with the closing of the Merger on February 7, 2025, the Company entered into a note purchase agreement and issued $500.0 million in aggregate principal amount of first lien senior secured notes due 2028 (the “2028 Notes”) at an annual interest rate of 11%, payable in cash quarterly in arrears, beginning on April 1, 2025. The 2028 Notes were issued by the Company and certain of its restricted subsidiaries that guarantee the Company’s obligations under its Credit Agreement as guarantors, Alter Domus (US) LLC as the note agent and collateral agent, and the purchasers party thereto. The 2028 Notes mature on October 2, 2028. The 2028 Notes are guaranteed by the Company’s restricted subsidiaries, subject to certain exceptions, and secured by a first-priority lien on substantially all of the Company’s and each of the guarantors’ assets, subject to certain exceptions.

The note purchase agreement includes mandatory redemption offer provisions that require the Company to make an offer to redeem the 2028 Notes upon certain events, include with the proceeds of certain asset sales and casualty events, certain unpermitted debt issuances and a percentage of the Company’s and its restricted subsidiaries’ annual excess cash flow. The Company may also voluntarily redeem some or all of the 2028 Notes. Voluntary and mandatory redemptions of the 2028 Notes on or prior to the first anniversary of the issuance date are subject to a customary “make-whole” premium. Voluntary and mandatory repayments or redemptions of the 2028 Notes after the first anniversary of the issuance date but on or prior to the second anniversary are subject to a prepayment premium of 5.50% of the principal amount of notes so repaid or redeemed. Voluntary and mandatory repayments or redemptions of the 2028 Notes after the second anniversary are not subject to any prepayment or similar premium and may be made at par.

The note purchase agreement contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, (1) incur additional indebtedness, (2) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, (3) enter into certain transactions with affiliates, (4) sell or otherwise dispose of assets, (5) create or incur liens, and (6) merge, consolidate, or sell all or substantially all of the Company’s assets. These covenants are subject to exceptions and qualifications set forth in the note purchase agreement. As of March 31, 2025 (Successor), the Company was in compliance with all such covenants.

In connection with the Merger, the Company settled the pre-existing debt of Queen and recorded a loss on extinguishment of debt of $17.4 million, recorded within “Other non-operating income (expense), net” in the condensed consolidated statements of operations for the period from February 8, 2025, to March 31, 2025 (Successor).

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

The credit facilities allow the Company to increase the size of the Term Loan Facility or request one or more incremental term loan facilities or increase commitments under the Revolving Credit Facility or add one or more incremental revolving facilities in an aggregate amount not to exceed the greater of $650.0 million and 100% of the Company’s consolidated EBITDA for the most recent four-quarter period plus or minus certain amounts as specified in the Credit Agreement, including an unlimited amount subject to compliance with a consolidated total secured net leverage ratio as set out in the Credit Agreement.

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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. As of March 31, 2025 (Successor), the Company was in compliance with all such covenants.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company had total operating lease liabilities of $2.10 billion and $1.62 billion as of March 31, 2025 (Successor) and December 31, 2024 (Predecessor), respectively, and right of use assets of $1.91 billion and $1.54 billion as of March 31, 2025 (Successor) and December 31, 2024 (Predecessor), respectively, which were included in the condensed consolidated balance sheets. As of March 31, 2025 (Successor), unfavorable off-market components of $130.8 million were recognized as a decrease to right of use assets in connection with remeasuring the Company’s lease liabilities to the present value of the remaining lease payments due to the Company Merger (refer to Note 7, “Business Combinations” for further information). The off-market components will be amortized as a reduction of lease expense on a straight line basis over the remaining lease term.

GLPI Leases

As of March 31, 2025 (Successor), the Company leases certain properties from GLPI under two separate master lease agreements, the “Master Lease,” and the “Master Lease No. 2.” The Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties are leased under the terms of the “Master Lease” which requires combined minimum annual payments of $106.1 million. The Company’s Bally’s Kansas City and Bally’s Shreveport properties are leased under the terms of the “Master Lease No. 2” which requires combined minimum annual payments of $32.2 million. All GLPI leases are accounted for as operating leases within the provisions of ASC 842, Leases (“ASC 842”), over the lease term or until a re-assessment event occurs. Both leases have an initial term of 15 years and include four, five-year options to renew and are subject to a minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of March 31, 2025 (Successor).

Following the Merger, the Company also has a master lease agreement through Queen with GLPI, the “Queen Master Lease”, with The Queen Baton Rouge, The Belle of Baton Rouge, Casino Queen Marquette and DraftKings at Casino Queen properties being leased under the terms of the Queen Master Lease, which requires combined minimum annual payments of $31.9 million. All GLPI leases are accounted for as operating leases within the provisions of ASC 842, over the lease term or until a re-assessment event occurs. The Queen Master Lease has an initial term of 15 years and includes four, five-year options to renew and is subject to annual escalation. The renewal options are not reasonably certain of exercise as of March 31, 2025 (Successor).

In addition to the properties under the master leases explained above, the Company leases land associated with Tropicana Las Vegas under a ground lease established with GLPI in 2022. This lease has an initial term of 50 years, with the possibility of extending up to 99 years through renewal options. Annual rent under the lease is $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. As of March 31, 2025 (Successor), the renewal options are not considered reasonably certain to be exercised. During the third quarter of 2024, the Company modified the lease and GLPI paid $48.6 million to the Company to fund the demolition of the building at the Tropicana Las Vegas site in exchange for an increase in annual rent of $4.1 million, also subject to a minimum 1% annual increase or greater based on CPI. This lease modification did not change the lease classification.

Components of lease expense, included within “General and administrative” in the condensed consolidated statements of operations, for operating leases during the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three months ended March 31, 2024 (Predecessor) are as follows:

	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Operating leases:
Operating lease cost	$34,020	$21,714	$37,331
Variable lease cost	1,739	1,238	2,786
Operating lease expense	35,759	22,952	40,117
Short-term lease expense	3,383	2,393	5,345
Total lease expense	$39,142	$25,345	$45,462

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplemental cash flow and other information related to operating leases for the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three months ended March 31, 2024 (Predecessor) are as follows:

	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$18,484	$30,843	$31,549

	Successor	Predecessor
	March 31, 2025	December 31, 2024
Weighted average remaining lease term	26.2 years	26.2 years
Weighted average discount rate	7.3%	8.5%
As of March 31, 2025 (Successor), future minimum lease payments under noncancellable operating leases are as follows:

Successor
(in thousands)	March 31, 2025
Remaining 2025	$181,152
2026	236,710
2027	231,784
2028	234,180
2029	234,729
Thereafter	4,106,884
Total lease payments	5,225,439
Less: present value discount	(3,127,136)
Lease obligations	$2,098,303

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

Lessor

The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in Non-gaming revenue within our condensed consolidated statements of operations. The Company had lessor revenues related to the rental of hotel rooms of $18.7 million, $11.0 million and $41.1 million for the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three months ended March 31, 2024 (Predecessor), respectively. Hotel leasing arrangements vary in duration, but are short-term in nature.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.    STOCKHOLDERS’ EQUITY

Capital Return Program

The Company has a Board of Directors approved capital return program under which the Company may expend a total of up to $700 million for share repurchases and payment of dividends. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases. As of March 31, 2025 (Successor) and December 31, 2024 (Predecessor), $95.5 million was available for use under the capital return program. There was no share repurchase activity under the capital return program during the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three months ended March 31, 2024 (Predecessor).

There were no cash dividends paid during the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) or the three months ended March 31, 2024 (Predecessor).

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

Preferred Stock

The Company has authorized the issuance of up to 10 million shares of $0.01 par value preferred stock. As of March 31, 2025 (Successor) and December 31, 2024 (Predecessor), no shares of preferred stock have been issued.

Shares Outstanding

As of March 31, 2025 (Successor), the Company had 49,011,796 common shares issued and outstanding. The Company issued warrants and other contingent consideration in acquisitions and strategic partnerships that are expected to result in the issuance of common shares in future periods resulting from the exercise of warrants or the achievement of certain performance targets. These incremental shares are summarized below:

Sinclair Penny Warrants (Note 2)	11,575,597
MKF penny warrants (Note 12)	44,128
Outstanding awards under Equity Incentive Plans	701,108
12,320,833

Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive loss by component for the period from February 8, 2025 to March 31, 2025 (Successor), Period from January 1, 2025 to February 7, 2025 (Predecessor) and three months ended March 31, 2024 (Predecessor), respectively:

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Predecessor
(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Cash Flow Hedges(1)	Net Investment Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2024 (Predecessor)	$(261,745)	$1,746	$(8,189)	$7,921	$(260,267)
Other comprehensive income (loss) before reclassifications	(13,097)	—	1,425	3,655	(8,017)
Reclassifications from accumulated other comprehensive income (loss) to earnings	—	—	(105)	7	(98)
Tax effect	—	—	(352)	(976)	(1,328)
Accumulated other comprehensive (loss) income at February 07, 2025 (Predecessor)	$(274,842)	$1,746	$(7,221)	$10,607	$(269,710)

Successor
(in thousands)	Foreign Currency Translation Adjustment	Cash Flow Hedges(1)	Net Investment Hedges	Total
Accumulated other comprehensive (loss) income at February 8, 2025 (Successor)	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	58,675	(18,791)	(24,157)	15,727
Reclassifications from accumulated other comprehensive income (loss) to earnings	—	485	369	854
Tax effect	(15,635)	4,878	6,339	(4,418)
Accumulated other comprehensive (loss) income at March 31, 2025 (Successor)	$43,040	$(13,428)	$(17,449)	$12,163
__________________________________
(1)    As of March 31, 2025 (Successor), approximately $9.2 million of existing gains and losses are estimated to be reclassified into earnings within the next 12 months.

Predecessor
(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Cash Flow Hedges	Net Investment Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2023	$(177,203)	$886	$(11,246)	$(21,995)	$(209,558)
Other comprehensive income (loss) before reclassifications	(37,794)	—	20,426	6,526	(10,842)
Reclassifications from accumulated other comprehensive income (loss) to earnings	—	—	(2,886)	(1,211)	(4,097)
Tax effect	—	—	(5,257)	6,151	894
Accumulated other comprehensive (loss) income at March 31, 2024	$(214,997)	$886	$1,037	$(10,529)	$(223,603)

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

Capital Expenditure Commitments

Bally’s Twin River - Pursuant to the terms of the Regulatory Agreement in Rhode Island, the Company is committed to invest $100 million in its Rhode Island properties over the term of the master contract through June 30, 2043, including an expansion and the addition of new amenities at Bally’s Twin River. As of March 31, 2025 (Successor), approximately $45.0 million of the commitment remains.

Bally’s Chicago - Pursuant to the Host Community Agreement with the City of Chicago, the Company’s indirect subsidiary is required to spend at least $1.34 billion on the design, construction and outfitting of the temporary casino and the permanent resort and casino. The actual cost of the development may exceed this minimum capital investment requirement. In addition, land acquisition costs and financing costs, among other types of costs, are not counted toward meeting this requirement. As of
March 31, 2025 (Successor), approximately $1.00 billion of this commitment remains.

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

Sponsorship Commitments

As of March 31, 2025 (Successor), the Company has entered into multiple sponsorship agreements with various professional sports leagues and teams. These agreements commit a total of $122.7 million through 2036 and grant the Company rights to use official league marks for branding and promotions, among other benefits.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Interactive Technology Commitments

The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of March 31, 2025 (Successor), the cumulative minimum obligation committed in these agreements is approximately $37.6 million through 2029.

19.    SEGMENT REPORTING

The Company has three operating and reportable segments: Casinos & Resorts, International Interactive and North America Interactive. The “Corporate & Other” category includes interest expense, select immaterial operating segments, unallocated corporate operating expenses, and other adjustments, such as eliminations of inter-segment transactions, to reconcile with the Company’s consolidated results. This category further accounts for other expenses such as share-based compensation, acquisition and transaction costs, and other non-recurring charges.

During the first quarter of 2025, the Company moved a component of the North America Interactive operating segment to a separate operating segment, which is reported in the Corporate & Other category, to better align with the Company’s strategic growth initiatives and how its chief operating decision maker evaluates performance and allocates resources. Comparable prior period segment results have been re-cast to reflect this change. The prior year results presented below were reclassified to conform to the new segment presentation.

The Company’s three reportable segments as of March 31, 2025 (Successor) are:

Casinos & Resorts - Includes the Company’s 19 casino and resort properties, one horse racetrack and one golf course.

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

As of March 31, 2025 (Successor), the Company’s operations were predominately in the US and Europe with a less substantive footprint in other countries world-wide. For geographical reporting purposes, revenue generated outside of the US has been aggregated into the International Interactive reporting segment, and consists primarily of revenue from the UK. Revenue generated from the UK represented approximately 27% and 32% of total revenue for the period from February 8, 2025 to March 31, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively. For the the three months ended March 31, 2024 (Predecessor), the Company’s revenue generated outside of the US consisted primarily of revenue from the UK and Japan of approximately 26% and 10% of total revenue, respectively. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

The following table sets forth revenue and Adjusted EBITDAR for the Company’s three reportable segments and reconciles Adjusted EBITDAR on a consolidated basis to net (loss) income. The Other category is included in the following tables in order to reconcile the segment information to the Company’s condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Revenue
Casinos & Resorts	$226,851	$124,299	$342,329
International Interactive	112,750	78,985	234,683
North America Interactive	27,557	16,941	39,567
Corporate & Other	1,536	273	1,903
Total	$368,694	$220,498	$618,482

Adjusted EBITDAR(1)
Casinos & Resorts	$71,540	$23,554	$89,418
International Interactive	48,195	28,940	83,532
North America Interactive	(2,345)	(5,661)	(9,114)
Corporate & Other	(9,703)	(6,774)	(15,721)
Total	107,687	40,059	148,115

Operating (expense) income
Rent expense associated with triple net operating leases(2)	(24,416)	(15,669)	(31,647)
Depreciation and amortization	(47,481)	(22,343)	(159,746)
Transaction costs	(7,738)	(5,106)	(5,560)
Restructuring	—	—	(18,613)
Tropicana Las Vegas demolition and closure costs	(5,931)	(2,605)	(464)
Share-based compensation	(2,740)	(1,954)	(3,058)
Merger Agreement costs(3)	(15,875)	(11,233)	(770)
Payment Service Provider write-off (4)	—	—	—
Other	(5,316)	(1,915)	(2,212)
Loss from operations	(1,810)	(20,766)	(73,955)
Other (expense) income
Interest expense, net of interest income	(51,737)	(27,229)	(73,131)
Other	(9,030)	(2,365)	4,554
Total other expense, net	(60,767)	(29,594)	(68,577)
Loss before income taxes	(62,577)	(50,360)	(142,532)
Benefit (provision) for income taxes	97,093	(664)	(31,382)
Net income (loss)	$34,516	$(51,024)	$(173,914)
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
(3)    Costs incurred in connection with the Merger Agreement discussed in Note 1 “General Information.”

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth significant segment expenses and other segment items by reportable segment (in thousands):

	Casinos & Resorts	International Interactive	North America Interactive
Period from February 8, 2025 to March 31, 2025 (Successor)
Revenue	$226,851	$112,750	$27,557
Less: segment expenses
Marketing costs	11,612	11,662	7,051
Gaming tax	29,173	23,061	9,012
Compensation	57,716	11,843	4,481
Other direct costs	—	11,413	11,652
Casino property costs	37,174	—	—
General and administrative	14,941	8,732	3,096
Other segment items (1)	4,695	(2,156)	(5,390)
Segment EBITDAR	71,540	48,195	(2,345)

Period from January 1, 2025 to February 7, 2025 (Predecessor)
Revenue	$124,299	$78,985	$16,941
Less: segment expenses
Marketing costs	8,814	8,362	5,055
Gaming tax	20,917	16,535	6,461
Compensation	41,381	8,492	3,213
Other direct costs	—	8,183	8,355
Casino property costs	26,653	—	—
General and administrative	10,712	6,261	2,220
Other segment items (1)	(7,732)	2,212	(2,702)
Segment EBITDAR	23,554	28,940	(5,661)

Three Months Ended March 31, 2024 (Predecessor)
Revenue	$342,329	$234,683	$39,567
Less: segment expenses
Marketing costs	20,668	34,561	12,530
Gaming tax	47,081	36,344	10,135
Compensation	95,830	29,463	4,933
Other direct costs	—	37,121	14,485
Casino property costs	33,714	—	—
General and administrative	17,262	16,486	4,530
Other segment items (1)	38,356	(2,824)	2,068
Segment EBITDAR	$89,418	$83,532	$(9,114)
__________________________________
(1)    Other Segment Items primarily includes Gaming and non-gaming expenses within our Casinos & Resorts reportable segment, and certain other immaterial costs and allocations within each of the Company’s reportable segments.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Capital Expenditures
Casinos & Resorts	$10,706	$5,306	$9,879
International Interactive	—	148	246
North America Interactive	—	—	260
Corporate & Other(1)	19,751	10,970	17,668
Total	$30,457	$16,424	$28,053
__________________________________
(1)    Includes $26.3 million, $11.0 million and $17.5 million related to our future Bally’s Chicago permanent facility during the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor), and the three months ended March 31, 2024 (Predecessor), respectively.

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

	Successor	Predecessor
(in thousands, except per share data)	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Net income (loss) applicable to common stockholders	$34,516	$(51,024)	$(173,914)

Weighted average common shares outstanding, basic	60,322	48,743	48,119
Weighted average effect of dilutive securities	407	—	—
Weighted average common shares outstanding, diluted	60,729	48,743	48,119

Basic earnings (loss) per share	$0.57	$(1.05)	$(3.61)
Diluted earnings (loss) per share	$0.57	$(1.05)	$(3.61)
There were 19,943, 5,056,640 and 5,157,927 share-based awards that were considered anti-dilutive for the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and three months ended March 31, 2024 (Predecessor), respectively.

The Company has Penny Warrants which participate in dividends with the Company’s common stock subject to certain contingencies. In the period in which the contingencies are met, those instruments are participating securities to which income will be allocated using the two-class method. The Penny Warrants were considered exercisable for little to no consideration and are therefore included in basic shares outstanding at their issuance date. Refer to Note 2 “Summary of Significant Accounting Policies” for further information regarding the Framework Agreement.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

21.    SUBSEQUENT EVENTS

On April 7, 2025, the Company entered into a Binding Term Sheet with The Star Entertainment Group Limited (“The Star”), pursuant to which Bally’s will invest in a multi-tranche issuance of The Star’s convertible notes and subordinated debt with an aggregate principal amount of AUD $300 million (the “Investment”). The Binding Term Sheet permits The Star’s largest shareholder, Investment Holdings Pty (“Investment Holdings”), to subscribe for up to AUD $100 million of the Investment. On April 8, 2025, The Star announced that it entered into a commitment letter with Investment Holdings under which Investment Holdings will subscribe for AUD $100 million of the Investment. As a result, Bally’s portion of the Investment was reduced to AUD $200 million, of which the first tranche, approximately AUD $66.7 million (equivalent to USD $40.3 million at settlement), closed on April 9, 2025. Bally’s remaining investment subscription is subject to various approvals and conditions.

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
•restrictions and limitations in agreements to which we are subject, including our debt, could significantly affect our ability to operate our business and our liquidity; and
•other risks identified in Part I. Item 1A. “Risk Factors” of Bally’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 15, 2025 and other filings with the SEC.

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

As of March 31, 2025, we own and manage 19 casinos in 11 states across the United States (“US”), one golf course in New York, one horse racetrack in Colorado, and Aspers Casino in the United Kingdom (“UK”) (“Bally's Newcastle”). In February 2025, we merged with The Queen Casino & Entertainment Inc. (“Queen”) adding four additional casinos to our portfolio. We also own Bally Bet Sportsbook & Casino, a first-in-class sports betting and iCasino platform, Bally’s Interactive International division, a leading global interactive gaming operator concentrated in Europe, and a significant stake in Intralot S.A. (“Intralot”), a global lottery management and services business. Our revenues are primarily generated by these gaming and entertainment offerings. Our proprietary software and technology stack is designed to allow us to provide consumers with differentiated offerings and exclusive content.

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

Agreement and Plan of Merger

On February 7, 2025, the Company completed the previously announced transactions under the Agreement and Plan of Merger (as amended, the “Merger Agreement”) with SG Parent LLC, a Delaware limited liability company (“Parent”), The Queen Casino & Entertainment, Inc., a Delaware corporation and affiliate of Parent (“Queen”), Epsilon Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub I”), Epsilon Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub II”, and together with the Company and Merger Sub I, the “Company Parties”), and, solely for purposes of specified provisions thereof, SG CQ Gaming LLC, a Delaware limited liability company (“SG Gaming” and together with Parent and Queen, the “Buyer Parties”). Refer to Note 1 “General Information” in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Merger Agreement and the mergers.

Operating Structure

Our business is organized into three reportable segments: (i) Casinos & Resorts, (ii) International Interactive, and (iii) North America Interactive.

Casinos & Resorts - includes our 19 land-based casino properties, one horse racetrack and one golf course:

Property Name	Location
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey
Bally’s Black Hawk(1)(2)	Black Hawk, Colorado
Bally’s Chicago Casino (“Bally’s Chicago”)(2)(3)	Chicago, Illinois
Bally’s Dover Casino Resort (“Bally’s Dover”)(2)	Dover, Delaware
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)(2)	Evansville, Indiana
Bally’s Kansas City Casino (“Bally’s Kansas City”)	Kansas City, Missouri
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)(2)	Rock Island, Illinois
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)	Shreveport, Louisiana
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)(2)	Tiverton, Rhode Island
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)	Lincoln, Rhode Island
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)(2)	Biloxi, Mississippi
Bally’s Arapahoe Park	Aurora, Colorado
Bally’s Golf Links at Ferry Point (“Bally’s Golf Links”)	Bronx, New York
The Queen Baton Rouge	Baton Rouge, Louisiana
The Belle of Baton Rouge	Baton Rouge, Louisiana
Casino Queen Marquette	Marquette, Iowa
DraftKings at Casino Queen	East St. Louis, Illinois
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

International Interactive- includes Gamesys’ European operations and global licensing business, one casino property, Bally’s Newcastle, in the UK, as well as certain other international consumer facing platforms.

North America Interactive- includes Bally’s Interactive, primarily a B2C online iGaming and online sportsbook operator; and certain other consumer facing service and marketing engines.

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

First Quarter 2025 Results

The following table presents, for the periods indicated, certain revenue and income items:

	Successor	Predecessor
(in millions)	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Total revenue	$368.7	$220.5	$618.5
Loss from operations	(1.8)	(20.8)	(74.0)
Net income (loss)	34.5	(51.0)	(173.9)

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Successor	Predecessor
	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Total revenue	100.0%	100.0%	100.0%
Gaming and non-gaming expenses	44.1%	47.4%	46.0%
General and administrative	43.5%	51.9%	40.2%
Depreciation and amortization	12.9%	10.1%	25.8%
Total operating costs and expenses	100.5%	109.4%	112.0%
Loss from operations	(0.5)%	(9.4)%	(12.0)%
Other (expense) income:
Interest expense, net	(14.0)%	(12.3)%	(11.8)%
Other non-operating income (expense), net	(2.4)%	(1.1)%	0.7%
Total other expense, net	(16.5)%	(13.4)%	(11.1)%
Loss before income taxes	(17.0)%	(22.8)%	(23.0)%
(Benefit) provision for income taxes	(26.3)%	0.3%	5.1%
Net income (loss)	9.4%	(23.1)%	(28.1)%
__________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Performance

During the first quarter of 2025, the Company moved a component of the North America Interactive operating segment to a separate operating segment, which is reported in the Corporate & Other category, to better align with the Company’s strategic growth initiatives and how its chief operating decision maker evaluates performance and allocates resources. Comparable prior period segment results have been re-cast to reflect this change. The prior year results presented below were reclassified to conform to the new segment presentation.

The following table sets forth certain financial information associated with results of operations for the Successor period from February 8, 2025 to March 31, 2025, the Predecessor period from January 1, 2025 to February 7, 2025 and the three months ended March 31, 2024 (Predecessor):

	Successor	Predecessor
(in thousands, except percentages)	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Revenue:
Gaming
Casinos & Resorts	$178,534	$95,984	$250,418
International Interactive	107,736	74,849	231,267
North America Interactive	27,509	14,934	34,372
Total Gaming revenue	313,779	185,767	516,057
Non-gaming
Casinos & Resorts	48,317	28,315	91,911
International Interactive	5,014	4,136	3,416
North America Interactive	48	2,007	5,195
Corporate & Other	1,536	273	1,903
Total Non-gaming revenue	54,915	34,731	102,425
Total revenue	$368,694	$220,498	$618,482
Operating costs and expenses:
Gaming
Casinos & Resorts	$64,515	$37,637	$95,203
International Interactive	44,437	33,335	105,811
North America Interactive	24,571	17,022	35,130
Corporate & Other	—	—	—
Total Gaming expenses	133,523	87,994	236,144
Non-gaming
Casinos & Resorts	24,840	16,240	46,110
International Interactive	1,140	16	1,127
North America Interactive	2,565	68	540
Corporate & Other	564	202	334
Total Non-gaming expenses	29,109	16,526	48,111
General and administrative
Casinos & Resorts	92,005	63,503	206,403
International Interactive	20,123	16,818	43,067
North America Interactive	3,029	5,512	12,140
Corporate & Other	45,234	28,568	(13,174)
Total General and administrative	$160,391	$114,401	$248,436
Margins:
Gaming expenses as a percentage of Gaming revenue	43%	47%	46%
Non-gaming expenses as a percentage of Non-gaming revenue	53%	48%	47%
General and administrative as a percentage of Total revenue	44%	52%	40%

The Successor Period from February 8, 2025 to March 31, 2025 and the Predecessor Period from January 1, 2025 to February 7, 2025 Compared to the Three Months Ended March 31, 2024 (Predecessor)

Total Revenue

The following table sets forth certain financial information associated with revenue for the Successor period from February 8, 2025 to March 31, 2025, the Predecessor period from January 1, 2025 to February 7, 2025 and the three months ended March 31, 2024 (Predecessor) (in thousands):

	Successor	Predecessor
	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Gaming	$313,779	$185,767	$516,057
Hotel	18,713	11,006	41,090
Food and beverage	20,254	11,304	34,952
Licensing	4,883	3,720	—
Retail, entertainment and other	11,065	8,701	26,383
Total revenue	$368,694	$220,498	$618,482

Total revenue for the Successor period from February 8, 2025 to March 31, 2025 and the Predecessor period from January 1, 2025 to February 7, 2025 decreased 5% or $29.3 million, from $618.5 million in the three months ended March 31, 2024 (Predecessor). The Queen contributed $34.7 million to total revenues for the Successor period. Revenue for Casinos & Resorts was up approximately 3%, or $8.8 million, mainly due to the contribution of Queen offset by negative impacts of severe weather conditions across our portfolio in January and February. International interactive revenue was down 22%, or $42.9 million, primarily due to the sale of portions of our international interactive business in Asia in the fourth quarter of 2024. North America Interactive segment revenues were relatively flat year over year, increasing $1.8 million, or 3.9%.

Gaming and Non-gaming Expenses

Gaming and non-gaming expenses for the Successor period from February 8, 2025 to March 31, 2025 and the Predecessor period from January 1, 2025 to February 7, 2025 decreased 6% or $17.1 million, from $284.3 million in the three months ended March 31, 2024 (Predecessor). The overall decrease in gaming and non-gaming expenses from the prior year was attributable to the decrease in revenues year over year.

General and Administrative

General and Administrative expense for the Successor period from February 8, 2025 to March 31, 2025 and the Predecessor period from January 1, 2025 to February 7, 2025 increased 11% or $26.4 million, from $248.4 million in the three months ended March 31, 2024 (Predecessor). This increase was mainly due to $15.9 million and $11.2 million of costs incurred in connection with the Merger Agreement during the Successor period from February 8, 2025 to March 31, 2025 and the Predecessor period from January 1, 2025 to February 7, 2025, respectively.

Depreciation and Amortization

Depreciation and Amortization expense for the Successor period from February 8, 2025 to March 31, 2025 and the Predecessor period from January 1, 2025 to February 7, 2025 decreased 56% or $89.9 million, from $159.7 million in the three months ended March 31, 2024 (Predecessor). The decrease was primarily driven by $80.1 million of accelerated depreciation recorded in the first quarter of 2024 related to the closure of the Tropicana Las Vegas property.

Income (Loss) From Operations

The decrease in income (loss) from operations for the Successor period from February 8, 2025 to March 31, 2025 and the Predecessor period from January 1, 2025 to February 7, 2025 of $51.4 million compared to the three months ended March 31, 2024 (Predecessor).

Other Income (Expense)

The increase in other expense for the Successor period from February 8, 2025 to March 31, 2025 and the Predecessor period from January 1, 2025 to February 7, 2025 of $21.8 million compared to the three months ended March 31, 2024 (Predecessor) was primarily attributable to an increase in interest expense due to higher interest rates of our borrowings year-over-year and increased foreign currency losses, partially offset by increased interest income recognized on our derivative instruments.

Provision (Benefit) for Income Taxes

During the period from February 8, 2025 to March 31, 2025 (Successor), the Company recorded a benefit for income tax of $(97.1) million, and a provision for income tax of $0.7 million, and $31.4 million during the period from January 1, 2025 to February 7, 2025 (Predecessor), and the three months ended March 31, 2024 (Predecessor), respectively. The effective tax rate for period from February 8, 2025 to March 31, 2025 (Successor), period from January 1, 2025 to February 7, 2025 (Predecessor), and the three months ended March 31, 2024 (Predecessor) was 155.2%, (1.3)%, and 22.0%, respectively.

As of March 31, 2025 (Successor), the Company projects an annual tax provision relative to its pre-tax loss in the US due to the valuation allowance on interest, and a tax provision internationally relative to its pre-tax income, which results in a combined 204% annual effective tax rate, as the combined pre-tax income by jurisdiction is minimized.

Net Income (Loss) and Earnings (Loss) Per Share

Net income for the Successor period from February 8, 2025 to March 31, 2025 was $34.5 million and net loss for the Predecessor period from January 1, 2025 to February 7, 2025 was $51.0 million compared to net loss of $173.9 million for the three months ended March 31, 2024 (Predecessor) was primarily attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBITDAR by Segment

Adjusted EBITDA was $83.3 million for the Successor period from February 8, 2025 to March 31, 2025 and $24.4 million for the Predecessor period from January 1, 2025 to February 7, 2025, compared to $116.5 million for the three months ended March 31, 2024 (Predecessor).

Adjusted EBITDAR was $71.5 million for the Casinos & Resorts segment for the Successor period from February 8, 2025 to March 31, 2025 and $23.6 million for the Predecessor period from January 1, 2025 to February 7, 2025 compared to $89.4 million in the three months ended March 31, 2024 (Predecessor).

Adjusted EBITDAR for the International Interactive segment was $48.2 million for the Successor period from February 8, 2025 to March 31, 2025 and $28.9 million for the Predecessor period from January 1, 2025 to February 7, 2025 compared to 83,532 for the three months ended March 31, 2024 (Predecessor).

Adjusted EBITDAR loss for the North America Interactive segment was $2.3 million for the Successor period from February 8, 2025 to March 31, 2025 and Adjusted EBITDAR loss of $5.7 million for the Predecessor period from January 1, 2025 to February 7, 2025 compared to Adjusted EBITDAR loss of $9.1 million in the three months ended March 31, 2024 (Predecessor).

The following table presents segment Adjusted EBITDAR, which is our reportable segment GAAP measure and our primary measure for profit or loss for our reportable segments, and consolidated Adjusted EBITDA. The following table reconciles consolidated Adjusted EBITDA, which is a non-GAAP measure, to net income (loss), as derived from our financial statements (in thousands):

	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Revenue
Casinos & Resorts	$226,851	$124,299	$342,329
International Interactive	112,750	78,985	234,683
North America Interactive	27,557	16,941	39,567
Corporate & Other	1,536	273	1,903
Total	$368,694	$220,498	$618,482

Adjusted EBITDAR
Casinos & Resorts	$71,540	$23,554	$89,418
International Interactive	48,195	28,940	83,532
North America Interactive	(2,345)	(5,661)	(9,114)
Corporate & Other	(9,703)	(6,774)	(15,721)
Total	107,687	40,059	148,115
Rent expense associated with triple net operating leases(1)	(24,416)	(15,669)	(31,647)
Adjusted EBITDA	83,271	24,390	116,468

Interest expense, net of interest income	(51,737)	(27,229)	(73,131)
Benefit (provision) for income taxes	97,093	(664)	(31,382)
Depreciation and amortization	(47,481)	(22,343)	(159,746)
Non-operating (income) expense(2)	(12,254)	(3,525)	(997)
Foreign exchange (loss) gain	1,591	194	2,816
Transaction costs(3)	(7,738)	(5,106)	(5,560)
Restructuring charges(4)	—	—	(18,613)
Tropicana Las Vegas demolition and closure costs(5)	(5,931)	(2,605)	(464)
Share-based compensation	(2,740)	(1,954)	(3,058)
Merger Agreement costs(6)	(15,875)	(11,233)	(770)
Other(7)	(3,683)	(949)	523
Net income (loss)	$34,516	$(51,024)	$(173,914)
__________________________________
(1) Consists of the operating lease components contained within our triple net leases with GLPI for the real estate assets used in the operations of certain Casinos & Resorts properties, and the triple net lease associated with the real estate and land underlying the operations of the Bally’s Lake Tahoe facility.
(2) Non-operating expense, net includes: (i) change in value of performance warrants, (ii) gain (loss) on extinguishment of debt, (iii) non-operating items of equity method investments including our share of net income or loss on an investment and depreciation expense related to our Rhode Island joint venture, and (iv) other (income) expense, net.
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

(6) Costs incurred in connection with the Company’s merger with Standard General.
(7) Other includes the following items: (i) non-routine legal expenses, contract termination charges, and settlement costs for matters outside the normal course of business, (ii) storm related insurance and business interruption recoveries, and (iii) other individually de minimis expenses.

Critical Accounting Estimates

Valuation of Intangible Assets Acquired in Business Combinations

Intangible assets consist primarily of gaming licenses, trade names, developed technology and customer lists which have been obtained through business combinations and internally developed software attributable to our interactive businesses.

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

Certain trade names are considered to be indefinite lived based on future expectations of continuing to brand our corporate name and certain properties under the Bally’s trade name indefinitely. Intangible assets not subject to amortization are reviewed for impairment annually as of October 1 and between annual test dates whenever events or changes in circumstances may indicate that the carrying amount of the related asset may not be recoverable.

For our finite-lived intangible assets, we establish a useful life upon initial recognition based on the period over which the asset is expected to contribute to the future cash flows of the Company and periodically evaluates the remaining useful lives to determine whether events and circumstances warrant a revision to the remaining amortization period. Finite-lived intangible assets are amortized over their remaining useful lives in a pattern in which the economic benefits of the intangible asset are consumed, which is generally on a straight-line basis.

There were no material changes to other critical accounting estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a complete list of our Critical Accounting Estimates.

Recent Accounting Pronouncements

Refer to Note 5 “Recently Issued Accounting Pronouncements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements that affect us.

Liquidity and Capital Resources

Overview

We are a holding company. Our ability to fund our obligations depends on existing cash on hand, cash flow from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources have been cash on hand, cash flow from operations, borrowings under our Revolving Credit Facility (as defined herein) and proceeds from the issuance of debt and equity securities. We assess liquidity in terms of the ability to generate cash or obtain financing in order to fund operating, investing and debt service requirements. Our primary ongoing cash requirements include the funding of operations, capital expenditures, acquisitions and other investments in line with our business strategy and debt repayment obligations and interest payments. Our strategy has been to maintain moderate leverage and substantial capital resources in order to take advantage of opportunities, to invest in our businesses and acquire properties at what we believe to be attractive valuations. As such, we have continued to invest in our land-based casino business and build on our interactive/iGaming business. We believe that existing cash balances, operating cash flows and availability under our Revolving Credit Facility, as explained below, will be sufficient to meet funding needs for operating, capital expenditure and debt service purposes.

Cash Flows Summary

	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended March 31, 2024
Net cash provided by (used in) operating activities	$42,001	$(80,186)	$(7,854)
Net cash used in investing activities	(20,797)	(17,697)	(43,401)
Net cash provided by financing activities	14,073	97,988	51,327
Effect of foreign currency on cash and cash equivalents and restricted cash	(1,497)	(457)	(4,445)
Net change in cash and cash equivalents and restricted cash	33,780	(352)	(4,373)
Cash and cash equivalents and restricted cash, beginning of period	230,902	231,254	315,262
Cash and cash equivalents and restricted cash, end of period	$264,682	$230,902	$310,889

Operating Activities

Net cash provided by operating activities for the Successor period from February 8, 2025 to March 31, 2025 was $42.0 million and net cash used in operating activities for the Predecessor period from January 1, 2025 to February 7, 2025 was $80.2 million. Both the Successor and Predecessor periods were impacted by net income (loss) positions, depreciation and amortization and changes in working capital. The Successor period also incurred additional debt related costs, $17.4 million loss on extinguishment of debt and $14.6 million of amortization of debt discount and debt issuance costs, in connection with the Merger. Net cash used in operating activities for the three months ended March 31, 2024 (Predecessor) was $7.9 million and was driven by a $173.9 million net loss in the quarter coupled with $80.1 million of accelerated depreciation related to our Tropicana Las Vegas assets.

Investing Activities

Net cash used in investing activities for the Successor period from February 8, 2025 to March 31, 2025 of $20.8 million and the Predecessor period from January 1, 2025 to February 7, 2025 of $17.7 million, compared to $43.4 million of cash used in investing for the three months ended March 31, 2024 (Predecessor) was driven by an increase in capital expenditures offset by cash paid for acquisitions, net of cash acquired.

Financing Activities

Net cash provided by financing activities for the Successor period from February 8, 2025 to March 31, 2025 and the Predecessor period from January 1, 2025 to February 7, 2025 increased 118.3% or $60.7 million, from $51.3 million in the three months ended March 31, 2024 (Predecessor). This increase was mainly attributable to higher net issuance of long-term debt in the Successor period from February 8, 2025 to March 31, 2025 and Predecessor period from January 1, 2025 to February 7, 2025 offset by cash paid for the Merger.

Capital Return Program

As of March 31, 2025, there was $95.5 million available for use under the capital return program, subject to limitations in our regulatory and debt agreements. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases.

We did not pay cash dividends during the Successor period from February 8, 2025 to March 31, 2025, the Predecessor period from January 1, 2025 to February 7, 2025 nor the three months ended March 31, 2024 (Predecessor), nor do we currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.

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

2028 Notes

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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments, and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility also includes certain financial covenants the Company is required to maintain throughout the term of the credit facility. These financial covenants include a provision where, in the event borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment, the Company is required to maintain a first lien secured indebtedness to Adjusted EBITDA ratio of 5.00 to 1.00. As of March 31, 2025, the Company was in compliance with all applicable covenants.

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

Operating Leases

The Company is committed under various operating lease agreements for real estate and property used in operations. Minimum rent payable under operating leases was $5.23 billion as of March 31, 2025, of which $181.2 million is due within the current year. Refer to Note 16 “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

GLPI Leases

As of March 31, 2025 (Successor), the Company leases certain properties from GLPI under two separate master lease agreements, the “Master Lease,” and the “Master Lease No. 2.” The Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties are leased under the terms of the “Master Lease” which requires combined minimum annual payments of $106.1 million. The Company’s Bally’s Kansas City and Bally’s Shreveport properties are leased under the terms of the “Master Lease No. 2” which requires combined minimum annual payments of $32.2 million. Both leases have an initial term of 15 years and include four, five-year options to renew and are subject to a minimum 1% annual escalation or greater escalation dependent on CPI.

Following the Merger, the Company also has a master lease agreement through Queen with GLPI, the “Queen Master Lease”, with The Queen Baton Rouge, The Belle of Baton Rouge, Casino Queen Marquette and DraftKings at Casino Queen properties being leased under the terms of the Queen Master Lease, which requires combined minimum annual payments of $31.9 million. The Queen Master Lease has an initial term of 15 years and include four, five-year options to renew and is subject to annual escalation.

In addition to the properties under the master leases explained above, the Company also entered into a lease with GLPI for the land associated with Tropicana Las Vegas. This lease has an initial term of 50 years, with the possibility of extending up to 99 years through renewal options. Annual rent under the lease is $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. In 2024, the Company modified the lease and GLPI paid $48.6 million to the Company to fund the demolition of the building at the Tropicana Las Vegas site in exchange for increasing annual rent by $4.1 million, subject to a minimum 1% annual increase or greater based on CPI, for a total modified annual rent of $14.6 million.

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

Capital expenditures for the Successor period from February 8, 2025 to March 31, 2025 were $30.5 millionand the Predecessor Period from January 1, 2025 to February 7, 2025 were $16.4 million compared to $28.1 million for the three months ended March 31, 2025 (Predecessor). For the Successor period from February 8, 2025 to March 31, 2025 and the Predecessor Period from January 1, 2025 to February 7, 2025, we continued our spending on our planned projects and maintenance at our casino properties, the most significant being our future Bally’s Chicago permanent facility.

Bally’s Twin River - In connection with our partnership with IGT, we have committed to invest $100 million in Bally’s Twin River over the term of our master contract, ending in 2043, with Rhode Island to expand the property and add additional amenities along with other capital improvements. As a major component of this, we have constructed and opened a 14,000 square foot Korean-style spa, and a 40,000 square foot casino expansion, both of which opened in the first half of 2023. Approximately $45.0 million of the committed investment remains as of March 31, 2025.

Bally’s Chicago - On June 9, 2022, a wholly-owned indirect subsidiary of the Company, Bally’s Chicago Operating Company, LLC (the “Developer”), signed a host community agreement with the City of Chicago to develop a destination casino resort, to be named Bally’s Chicago, in downtown Chicago, Illinois that will include approximately 3,400 slot machines, 170 table games, 10 food and beverage venues, 500 hotel rooms, a 65,000 square foot entertainment and event center, 20,000 square feet of exhibition space, 3,300 parking spaces and an outdoor green space. The project also provides the Company with the exclusive right to operate a temporary casino for up to three years while the permanent casino resort is constructed. The temporary casino commenced operations on September 9, 2023 at the Medinah Temple and includes approximately 800 gaming positions and 3 food and beverage venues. In 2024, we spent approximately $133.6 million related to the construction and development of our permanent casino and resort, which is expected to open to the public in 2026. We expect future funding of the permanent casino construction to be primarily financed through the GPLI agreement noted above.

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

Other Contractual Obligations

Sponsorship Commitments - The Company has entered into several sponsorship agreements with various professional sports leagues and teams, allowing the Company use of official league marks for branding and promotions, among other rights. As of March 31, 2025, obligations related to these agreements were $122.7 million, with contracts extending through 2036.

Interactive Technology Partnerships - The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of March 31, 2025, the cumulative minimum obligation committed in these agreements is approximately $37.6 million, extending through 2029.

Other

As of March 31, 2025, the net aggregate available amount of capacity under the Shared Cap (as defined in the Note Purchase Agreement) was approximately $154 million.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements and foreign currency risk attributable to our operations outside of the US. Inflation generally affects us by increasing our cost of labor. Bally’s does not believe that inflation had a material effect on our business, financial condition or results of operations during the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three months ended March 31, 2024 (Predecessor).

Interest Rate Risk

As of March 31, 2025 (Successor), interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On March 31, 2025 (Successor), we had $2.02 billion of variable rate debt outstanding under our Term Loan and Revolving Credit Facilities and $1.99 billion of unsecured senior notes. Based upon a sensitivity analysis of our debt levels on March 31, 2025 (Successor), a hypothetical increase of 1% in the effective interest rate would cause an increase in interest expense of approximately $20.2 million over the next twelve months while a decrease of 1% in the effective interest rate, not to exceed the interest rate floor, would cause a decrease in interest expense of approximately $20.2 million over the same period.

We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have utilized derivative financial instruments to help manage this risk. As part of the Company’s risk management and hedging program, the Company utilizes interest rate swaps and collars used to hedge and offset, respectively, the variable interest rates on the credit facility as described in Note 11, “Derivative Instruments” to our condensed consolidated financial statements presented in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor), and the three months ended March 31, 2024 (Predecessor).

Foreign Currency Risk

We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the US. A vast majority of our revenues are from the UK market and are conducted in British Pound Sterling (“GBP”) and are therefore susceptible to any movements in exchange rates between the GBP and US Dollar. Foreign currency transaction losses for the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three months ended March 31, 2024 (Predecessor) were $1.6 million, $0.2 million and $2.8 million, respectively. Movements in currency exchange rates could impact the translation of assets and liabilities of these foreign operations which are translated at the exchange rate in effect on the balance sheet date. We have utilized operational hedges or forward currency exchange rate contracts, as well as derivative financial instruments, such as cross currency swaps, to manage the impact of currency exchange rate fluctuations on earnings and cash flows.

ITEM 4.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures for the reporting period ended March 31, 2025 as such terms is defined in Rule 13a-15(f) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Ongoing Remediation of Previously Identified Material Weakness

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

In order to remediate this material weakness, management has taken or plans to take the following actions:

•Continuing to educate control owners within the International Interactive reportable segment of the appropriate design elements of journal entry controls and enforcing policies requiring independent preparers and reviewers.
•In the first quarter, of 2025, implemented a new enterprise resource planning (“ERP”) system, which we believe will enhance the flow of financial information, improve data management and control and will enable us to remediate segregation of duties over journal entries by systematically requiring an independent preparer and reviewer of each journal entry. As a result of this implementation, the Company modified certain existing internal controls over financial reporting and implemented new controls and procedures related to the new ERP system.
•Hired an international consulting firm to assist in the design and implementation of controls in connection with the newly implemented ERP system.

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

Changes in Internal Control over Financial Reporting

The Company completed the Merger with Queen on February 7, 2025. See Note 1 “General Information” and Note 7 “Business Combinations” included in Part I. Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Merger and related financial data. The Company is currently in the process of integrating the Queen’s internal controls over financial reporting.

As noted above, during the quarter ended March 31, 2025, the Company completed implementation and began using a new ERP system, which replaced its pre-existing operational and financial system. As a result of this implementation, the Company modified certain existing internal controls over financial reporting and implemented new controls and procedures related to the new ERP system.

There have been no other changes in our internal control over financial reporting that occurred during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors contained in Part I. Item IA. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about share repurchases made by the Company of its common stock during the quarter ended March 31, 2025 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet be Purchased Under the Plans or Programs (b)
January 1, 2025 - January 31, 2025	—		$—	—	$95,477
February 1, 2025 - February 28, 2025	22,804	(a)	18.25	—	95,477
March 1, 2025 - March 31, 2025	—		—	—	95,477
	22,804		$18.25	—	$95,477
__________________________________
(a)    On February 7, 2025, the Company completed the Merger and paid cash consideration of $18.25 per share to holders of 22.9 million of the Company’s outstanding shares.
(b)    As of March 31, 2025, there was $95.5 million available for use under the Company’s capital return program, subject to limitations in its regulatory and debt agreements. See Note 17 “Stockholders’ Equity” included in Part I. Item 1 of this Quarterly Report on Form 10-Q for a description of the capital return program

ITEM 5.    OTHER INFORMATION

During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
3.1
Sixth Amended and Restated Certificate of Incorporation of Bally’s Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on February 13, 2025)

10.1
Note Purchase Agreement, dated February 7, 2025, by and among the Company, the subsidiaries of the Company party thereto as guarantors, Alter Domus (US) LLC as note agent and collateral agent, and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on February 13, 2025)

10.2
Employment Agreement, dated March 10, 2025, by and between Bally's Corporation and Mira Mircheva (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on March 11, 2025)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Quarterly report on Form 10-Q for the quarter ended March 31, 2025, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 12, 2025.

BALLY’S CORPORATION

By:	/s/ MARCUS GLOVER
Marcus Glover
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ ROBESON M. REEVES
Robeson M. Reeves
Chief Executive Officer
(Principal Executive Officer)