Form 10-Q
period 2025-06-30
Bally's Corp
filed 2025-08-11
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of July 31, 2025, the number of shares of the registrant’s $0.01 par value common stock outstanding was 49,122,902.
For additional information regarding the Company’s shares outstanding, refer to Note 17 “Stockholders’ Equity.”

BALLY’S CORPORATION

PART I.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements

BALLY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	Successor	Predecessor
	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$174,567	$171,233
Restricted cash	66,336	60,021
Accounts receivable, net	89,955	55,486
Inventory	24,118	19,317
Tax receivable	3,043	26,345
Prepaid expenses and other current assets	131,958	115,471
Total current assets	489,977	447,873
Property and equipment, net	1,216,170	630,702
Right of use assets, net	1,934,380	1,544,936
Goodwill	1,720,333	1,799,944
Intangible assets, net	1,940,811	1,307,343
Deferred tax asset	2,605	2,309
Other assets	489,981	127,030
Total assets	$7,794,257	$5,860,137
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$19,450	$19,450
Current portion of lease liabilities	94,497	65,827
Accounts payable	125,725	85,771
Accrued income taxes	84,989	25,468
Accrued and other current liabilities	669,250	481,292
Total current liabilities	993,911	677,808
Long-term debt, net	3,561,719	3,299,323
Long-term portion of lease liabilities	2,023,377	1,554,479
Deferred tax liability	442,738	118,214
Other long-term liabilities	130,073	179,411
Total liabilities	7,151,818	5,829,235
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 shares authorized; 49,120,097 (Successor) and 40,787,007 (Predecessor) shares issued; 49,120,097 (Successor) and 40,787,007 (Predecessor) shares outstanding)	490	408
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	750,129	1,414,410
Accumulated deficit	(193,920)	(1,123,649)
Accumulated other comprehensive income (loss)	73,379	(260,267)
Total Bally’s Corporation stockholders’ equity	630,078	30,902
Non-controlling interest	12,361	—
Total stockholders’ equity	642,439	30,902
Total liabilities and stockholders’ equity	$7,794,257	$5,860,137

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Successor		Predecessor
	Three Months Ended June 30, 2025	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenue:
Gaming	$557,631	$871,410	$185,767	$524,751	$1,040,808
Non-gaming	99,903	154,818	34,731	96,906	199,331
Total revenue	657,534	1,026,228	220,498	621,657	1,240,139

Operating costs and expenses:
Gaming	242,036	375,559	87,994	236,170	472,314
Non-gaming	48,005	77,114	16,526	48,713	96,824
General and administrative	298,198	458,589	114,401	252,419	500,855
Depreciation and amortization	71,732	119,213	22,343	78,782	238,528
Total operating costs and expenses	659,971	1,030,475	241,264	616,084	1,308,521
(Loss) income from operations	(2,437)	(4,247)	(20,766)	5,573	(68,382)

Other (expense) income:
Interest expense, net	(97,522)	(149,259)	(27,229)	(74,200)	(147,331)
Other non-operating income (expense), net	56,964	47,934	(2,365)	6,930	11,484
Total other expense, net	(40,558)	(101,325)	(29,594)	(67,270)	(135,847)

Loss before income taxes	(42,995)	(105,572)	(50,360)	(61,697)	(204,229)
(Benefit) provision for income taxes	185,441	88,348	664	(1,501)	29,881
Net loss	$(228,436)	$(193,920)	$(51,024)	$(60,196)	$(234,110)

Basic loss per share	$(3.76)	$(3.20)	$(1.05)	$(1.24)	$(4.85)
Weighted average common shares outstanding - basic	60,686	60,554	48,743	48,498	48,308
Diluted loss per share	$(3.76)	$(3.20)	$(1.05)	$(1.24)	$(4.85)
Weighted average common shares outstanding - diluted	60,686	60,554	48,743	48,498	48,308

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(In thousands)

	Successor		Predecessor
	Three Months Ended June 30, 2025	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net loss	$(228,436)	$(193,920)	$(51,024)	$(60,196)	$(234,110)
Other comprehensive income (loss):
Foreign currency translation adjustments	102,442	145,482	(13,097)	(8,885)	(46,679)
Net unrealized derivative (loss) gain on cash flow hedges, net of tax	(6,400)	(19,828)	968	2,304	14,587
Net unrealized derivative (loss) gain on net investment hedges, net of tax	(34,826)	(52,275)	2,686	5,788	17,254
Other comprehensive income (loss)	61,216	73,379	(9,443)	(793)	(14,838)
Total comprehensive loss	$(167,220)	$(120,541)	$(60,467)	$(60,989)	$(248,948)

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
(In thousands, except share data)

Predecessor
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares Outstanding	Amount
Balance as of December 31, 2024	40,787,007	$408	$1,414,410	$—	$(1,123,649)	$(260,267)	$—	$30,902
Issuance of restricted stock and other stock awards	19,660	—	(76)	—	—	—	—	(76)
Share-based compensation	—	—	1,954	—	—	—	—	1,954
Other comprehensive loss	—	—	—	—	—	(9,443)	—	(9,443)
Net loss	—	—	—	—	(51,024)	—	—	(51,024)
Balance as of February 7, 2025 (Predecessor)	40,806,667	408	1,416,288	—	(1,174,673)	(269,710)	—	(27,687)

Successor
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of February 8, 2025 (Successor)	71,258,763	712	1,171,824	—	—	—	—	1,172,536
Share repurchases	(22,804,384)	(228)	(420,114)	—	—	—	—	(420,342)
Issuance of restricted stock and other stock awards	557,417	5	(5,132)	—	—	—	—	(5,127)
Bally’s Chicago Inc. Issuance	—	—	—	—	—	—	12,361	12,361
Share-based compensation	—	—	2,740	—	—	—	—	2,740
Other comprehensive income	—	—	—	—	—	12,163	—	12,163
Net income	—	—	—	—	34,516	—	—	34,516
Balance as of March 31, 2025 (Successor)	49,011,796	$489	$749,318	$—	$34,516	$12,163	$12,361	$808,847
Issuance of restricted stock and other stock awards	108,301	1	(225)	—	—	—	—	(224)
Share-based compensation	—	—	2,350	—	—	—	—	2,350
Other	—	—	(1,314)	—	—	—	—	(1,314)
Other comprehensive income	—	—	—	—	—	61,216	—	61,216
Net income	—	—	—	—	(228,436)	—	—	(228,436)
Balance as of June 30, 2025 (Successor)	49,120,097	$490	$750,129	$—	$(193,920)	$73,379	$12,361	$642,439

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
(In thousands, except share data)

Predecessor
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2023 (Predecessor)	39,973,202	$400	$1,400,479	$—	$(555,895)	$(209,558)	$428	$635,854
Issuance of restricted stock and other stock awards	423,805	4	(2,778)	—	—	—	—	(2,774)
Share-based compensation	—	—	3,058	—	—	—	—	3,058
Settlement of consideration	86,368	1	(125)	—	—	—	—	(124)
Other	—	—	1,750	—	—	—	—	1,750
Other comprehensive loss	—	—	—	—	—	(14,045)	—	(14,045)
Net loss	—	—	—	—	(173,914)	—	—	(173,914)
Balance as of March 31, 2024 (Predecessor)	40,483,375	$405	$1,402,384	$—	$(729,809)	$(223,603)	$428	$449,805
Issuance of restricted stock and other stock awards	135,981	1	262	—	—	—	—	263
Share-based compensation	—	—	4,472	—	—	—	—	4,472
Other comprehensive income	—	—	—	—	—	(793)	—	(793)
Net loss	—	—	—	—	(60,196)	—	—	(60,196)
Balance as of June 30, 2024	40,619,356	$406	$1,407,118	$—	$(790,005)	$(224,396)	$428	$393,551

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Six Months Ended June 30, 2024
Cash flows from operating activities:
Net loss	$(193,920)	$(51,024)	$(234,110)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	119,213	22,343	238,528
Non-cash amortization of right of use assets	35,390	7,228	28,876
Share-based compensation	5,090	1,954	7,530
Impairment charges	—	—	12,757
Non-cash amortization of debt discount and debt issuance costs	35,521	1,004	5,781
Loss on extinguishment of debt	17,372	—	—
Deferred income taxes	31,902	(3,010)	31,654
Change in fair value of fair value option assets	(66,267)	—	—
(Income) loss from equity method investments	(1,464)	594	(789)
Foreign exchange gain	4,947	(194)	(3,799)
Other operating activities	(8,070)	3,511	(6,502)
Changes in operating assets and liabilities	79,085	(62,592)	(40,227)
Net cash provided by (used in) operating activities	58,799	(80,186)	39,699
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	21,233	—	208
Proceeds from net investment hedges	—	—	2,051
Cash paid for The Star Investment	(83,720)	—	—
Capital expenditures	(79,422)	(16,424)	(63,762)
Cash paid for capitalized software	(20,533)	(2,315)	(24,209)
Acquisition of gaming licenses	(2,000)	—	(1,211)
Other investing activities	890	1,042	(679)
Net cash used in investing activities	(163,552)	(17,697)	(87,602)
Cash flows from financing activities:
Issuance of long-term debt	893,000	97,000	230,000
Repayments of long-term debt	(347,486)	(10,000)	(224,725)
Deferred payables	4,682	11,064	60,796
Cash paid for repurchased shares	(416,180)	—	—
Payment of financing fees	(21,326)	—	—
Bally’s Chicago Inc. issuance under private placement	12,361	—	—
Other financing activities	(5,356)	(76)	(6,269)
Net cash provided by financing activities	119,695	97,988	59,802
Effect of foreign currency on cash and cash equivalents and restricted cash	(4,941)	(457)	(2,812)
Net change in cash and cash equivalents and restricted cash	10,001	(352)	9,087
Cash and cash equivalents and restricted cash, beginning of period	230,902	231,254	315,262
Cash and cash equivalents and restricted cash, end of period	$240,903	$230,902	$324,349

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Six Months Ended June 30, 2024

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$116,136	$39,069	$158,505
Income taxes paid, net of refunds	15,044	(73)	(13,630)
Non-cash investing and financing activities:
Unpaid property and equipment	$64,602	$15,772	$25,746
Unpaid capitalized software	1,149	6,158	781
Consideration issued for the Company Merger	955,647	—	—
Consideration issued for the Queen Merger	555,751	—	—
Intralot shares received as settlement of loan receivable	46,905	—	—
Unpaid equity method investment	6,001	—	—
Bally’s Chicago - land development liability	—	—	1,931

	Successor	Predecessor
	June 30,	February 7,	December 31,
Reconciliation of cash and cash equivalents and restricted cash:	2025	2025	2024
Cash and cash equivalents	$174,567	$173,549	$171,233
Restricted cash	66,336	57,353	60,021
Total cash and cash equivalents and restricted cash	$240,903	$230,902	$231,254

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

Refer to Note 19 “Segment Reporting” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Agreement and Plan of Merger

On February 7, 2025, the Company completed the previously announced transactions under the Agreement and Plan of Merger (as amended, the “Merger Agreement”) with SG Parent LLC, a Delaware limited liability company (“Parent”), The Queen Casino & Entertainment, Inc., a Delaware corporation and affiliate of Parent (“Queen”), Epsilon Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub I”), Epsilon Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub II”, and together with the Company and Merger Sub I, the “Company Parties”), and, solely for purposes of specified provisions thereof, SG CQ Gaming LLC, a Delaware limited liability company (“SG Gaming” and together with Parent and Queen, the “Buyer Parties”). As a result of the transactions, Parent and its affiliates beneficially own 73.8% of the issued and outstanding Company common stock.

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

Concurrently with the Merger Agreement, the Company and Parent entered into support agreements with Standard RI Ltd. (“SRL”) (the “SG Support Agreement”), SBG Gaming, LLC, a designated subsidiary of Sinclair (“SBG”) (the “SBG Support Agreement”), and Noel Hayden (the “Hayden Support Agreement”), collectively known as the “Support Agreements”. The Support Agreements obligated the parties to vote their respective shares in favor of the Merger Agreement and related transactions, and to make a Rolling Share Election for their shares, including those acquired through options or warrants. Additionally, under the SBG Support Agreement, SBG agreed to waive its right to the options it previously acquired under a Framework Agreement originally entered into in 2020 (the “Framework Agreement”), upon completion of the Merger, and in exchange, the Company issued SBG warrants to purchase 384,536 shares of the Company’s common stock under substantially similar terms to the Penny Warrants issued to SBG under the Framework Agreement. In connection with the Merger, as of February 7, 2025, all outstanding Performance Warrants became immediately exercisable at a price of $0.01 per share.

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

As described in Note 1, “General Information”, the Company completed the Merger with Queen on February 7, 2025 (the “Closing”), with Queen surviving the Merger as a wholly-owned subsidiary of the Company. The Parent and its affiliates maintained a controlling financial interest, as defined by ASC 810, in Queen before and after the Merger, and in the Company upon consummation of the Merger. The Merger with Queen was accounted for as a transaction between entities under common control because the Parent and its affiliates contributed a wholly owned subsidiary into the Company, which became a controlled subsidiary of the Parent and its affiliates upon consummation of the merger. The Company has elected to push down its Parent’s basis in its net assets into its unaudited condensed consolidated financial statements, and as a result, unless the context otherwise requires, the “Company,” for periods prior to the Closing refers to Bally’s (“Predecessor”), and for the periods after the Closing refers to the combined Company of Bally’s and Queen (“Successor” or the “Company”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and the Successor are not directly comparable. As Bally’s was deemed to be the predecessor entity, the historical financial statements of Bally’s became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of Bally’s prior to the Merger and (ii) the combined results of the Company following the Closing. The accompanying unaudited condensed consolidated financial statements include a Predecessor period, which includes the period through February 7, 2025 concurrent with the Merger, and a Successor period from February 8, 2025 through June 30, 2025. A black line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods.

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

The preliminary purchase price of Queen and adjustment to equity resulting from the merger consists of the following:

(in thousands, except share and per share data)	Amount
Queen common stock outstanding on February 7, 2025	10,967,117
Per share ratio	2.45
Equivalent Bally’s common stock to be issued	26,909,895
Bally’s common stock issued to settle Queen’s outstanding warrant and restricted stock awards	3,542,201
Total Bally’s shares issued for Queen shares outstanding	30,452,096
Share price per Merger Agreement	$18.25
Total purchase price	$555,751
Less: Queen net assets assumed	217,027
Equity adjustment associated with the Queen merger	$338,724

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For the three months ended June 30, 2025 (Successor) and period from February 8, 2025 to June 30, 2025 (Successor), revenue for Queen was $61.3 million and $96.0 million, respectively and net income was $41.8 million and $54.8 million, respectively.

Equity Method Investments

In 2025, following the Queen merger, the Company has an investment in Intralot S.A. Integrated Lottery Systems and Services (“Intralot”), a Greek publicly listed company on the Athens Stock Exchange, that supplies integrated gaming and transaction processing systems, game content, sports betting management and interactive gaming services to the state-licensed gaming and lottery organizations worldwide. The total initial investment represented approximately 26.86% of the outstanding shares of Intralot. During the three months ended June 30, 2025 (Successor), an existing loan receivable was settled by payment to the Company in 34.3 million shares of Intralot. On June 30, 2025, the Company also purchased 4.8 million additional shares of Intralot for €1.06 per share. Both of these transactions brought the Company’s total investment in Intralot up to 33.34% of the outstanding shares of Intralot. The investment is accounted for as an equity method investment under the fair value option as the Company believes this best depicts the economics of the investment.

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

The Company also has other investments in unconsolidated subsidiaries, which are accounted for using equity method accounting. The Company records its share of net income or loss and changes in fair value for equity method investments accounted for under the fair value option within Other non-operating income (expense), net in the condensed consolidated statements of operations. Refer to Note 4 “Consolidated Financial Information” for further information.

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

Management has analyzed and concluded that a trust that was established in connection with the disposal of the Asia Interactive Business, is a VIE that will be consolidated based on the applicable criteria.

As of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), consolidated VIEs had total assets of $286.9 million and $263.9 million, respectively, and total liabilities of $33.4 million and $27.9 million, respectively. Consolidated VIEs had total revenue of $7.0 million and $46.5 million for the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), respectively, and total revenue of $11.9 million, $3.7 million and $108.4 million for the period from February 8, 2025 to June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor), respectively.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Non-controlling interest

In the first quarter of 2025, Bally’s Chicago, Inc., a consolidated subsidiary of the Company, successfully completed a private placement (the “Private Placement”), whereby shares of Class A-1, A-2, A-3 and A-4 were issued to third parties for total consideration of $12.4 million, net of $0.8 million of issuance costs. Based on the shares issued in the private placement the Company has a de minimus non-controlling interest in Bally’s Chicago, Inc. as of June 30, 2025 (Successor). Net income attributable to non-controlling interest was de minimus for the three and six months ended June 30, 2025 (Successor).

The Star Entertainment Group Investment

On April 7, 2025, the Company entered into a Binding Term Sheet with The Star Entertainment Group Limited (“The Star”), an ASX-listed company, to invest up to A$300.0 million in a multi-tranche issuance of convertible notes and subordinated debt (the “Investment”). On April 8, 2025, The Star announced a commitment from its largest shareholder, Investment Holdings Pty, to subscribe for A$100.0 million of the Investment, reducing the Company’s commitment to A$200.0 million. On April 9, 2025, the Company funded A$66.7 million, consisting of Tranche 1A convertible notes of A$22.2 million (the “Convertible Notes”) and subordinated debt with a principal amount of A$44.4 million. Additionally, on May 23, 2025, the Company and The Star entered into a Subscription Agreement and a Subordination Deed Poll in favor of certain The Star’s senior lenders.

Following shareholder approval obtained on June 25, 2025, the Company funded an additional principal amount of A$66.7 million in subordinated debt on June 27, 2025 (together with the A$44.4 million, the “Subordinated Notes”). As of June 30, 2025, the outstanding principal balance on the Subordinated Notes and Convertible Notes were A$111.1 million and A$22.2 million, respectively.

The remainder of the Company’s A$66.7 million commitment is expected to be funded upon regulatory approval of the Investment (the “Forward Obligation”). Separately, upon such approval, the Subordinated Notes will settle into the Convertible Notes on a cashless basis. Both the Convertible Notes and Subordinated Notes mature on July 2, 2029, and bear interest at an annual rate of 9%, paid in-kind and compounded quarterly. The Star may elect to settle accrued interest in cash or by issuing its ordinary shares. The Company can convert the principal amount of the Convertible Notes into ordinary shares of The Star at any time once regulatory approval has been received at a conversion price of A$0.08 per share. The Company accounts for the instruments funded to date, along with the embedded derivatives associated with their conversion and redemption features, by utilizing the fair value option under ASC 825, Financial Instruments, as the Company believes this best depicts the economics of the investment. Refer to Note 12 “Fair Value Measurements” for further information.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash includes player deposits, payment service provider deposits, and VLT and table games related cash payables to certain states where we operate, which are unavailable for the Company’s use.

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	Successor	Predecessor
	June 30,	December 31,
(in thousands)	2025	2024
Amounts due from Rhode Island and Delaware(1)	$15,289	$14,135
Gaming receivables	20,754	20,700
Non-gaming receivables	60,425	27,803
Accounts receivable	96,468	62,638
Less: Allowance for credit losses	(6,513)	(7,152)
Accounts receivable, net	$89,955	$55,486
__________________________________
(1)    Represents the Company’s share of VLT and table games revenue for Bally’s Twin River and Bally’s Tiverton due from the State of Rhode Island and for Bally’s Dover from the State of Delaware.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Deferred Payables

In order to execute on its strategy of improving working capital efficiency, the Company will, from time to time, participate in trade finance or deferred payable initiatives, including programs that may securitize or accelerate liquidity realized from receivables, or alternatively extend trade terms with certain suppliers or vendors. In certain cases, where the Company is not able to extend payment terms directly with suppliers or vendors, the Company will consider deferred payable solutions that simulate such trade term extensions. These solutions generally involve entering into exchange agreements with intermediary institutions who will make payments to the supplier or vendor within the original terms on behalf of the Company, in exchange for a new bill with terms that conform to the Company’s payment policy of net 90 days. The Company will then pay the new bill to the intermediary institutions, inclusive of any embedded premium, which the Company records as Interest expense, net, within three months or less. Amounts outstanding under these deferred payable arrangements were $94.7 million and $72.8 million as of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), respectively, and are included in Accrued and other current liabilities on the condensed consolidated balance sheets.

For the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), the Company borrowed $92.2 million and $60.1 million, respectively under these deferred payable arrangements. For the period from February 8, 2025 to June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor), the Company borrowed $106.1 million, $79.6 million and $102.3 million, respectively, under these deferred payable arrangements. For the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), the Company repaid $96.5 million and $41.5 million, respectively. For the period from February 8, 2025 to June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor) the Company repaid $101.5 million and $68.5 million and $41.5 million, respectively.

For the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), the Company incurred $2.2 million and $1.4 million, respectively, of interest expense under these arrangements. For the period from February 8, 2025 to June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor), the Company incurred $3.8 million, $0.5 million and 2.2 million, respectively, of interest expense under these arrangements.

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

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses, including production and agency fees of campaigns, for the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor) was $2.7 million and $4.0 million, respectively. Advertising expenses, including production and agency fees of campaign, for the period from February 8, 2025 to June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor) was $4.1 million, $0.9 million, and $9.6 million respectively. The above advertising expenses are included in General and administrative on the condensed consolidated statements of operations. Additionally, the Company incurred certain advertising and marketing costs directly associated with the Company’s iGaming products and services of $31.5 million $47.0 million for the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), respectively and $49.6 million, $12.6 million and $93.2 million during the period from February 8, 2025 to June 30, 2025 (Successor), period from January 1, 2025 to February 7, 2025 (Predecessor), and the six months ended June 30, 2024 (Predecessor), respectively. These costs are included within Gaming expenses in the condensed consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Share-Based Compensation

The Company recognized total share-based compensation expense of $2.4 million and $4.5 million for the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), and $5.1 million, $2.0 million and $7.5 million for the period from February 8, 2025 to June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor), respectively. The total income tax benefit for share-based compensation arrangements was $0.6 million and $1.2 million for the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), and $1.3 million, $0.5 million and $2.0 million for the period from February 8, 2025 to June 30, 2025 (Successor) the period from January 1, 2025 to February 7, 2025 (Predecessor), and the six months ended June 30, 2024 (Predecessor), respectively.

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

Provision for Income Taxes

During the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), the Company recorded a provision for income tax of $185.4 million and a benefit of $1.5 million, respectively. For the period from February 8, 2025 to June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor), the Company recorded a provision of $88.3 million, $0.7 million and $29.9 million, respectively. The effective tax rate for three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor) was (431.3)% and 2.4%, respectively. The effective tax rate for the period from February 8, 2025 to June 30, 2025 (Successor), period from January 1, 2025 to February 7, 2025 (Predecessor), and the six months ended June 30, 2024 (Predecessor) was (83.7)%, (1.3)%, and (14.6)%, respectively.

As of June 30, 2025 (Successor), the Company projects an annual tax provision relative to its pre-tax loss in the US due to the valuation allowance on interest, and a tax provision internationally relative to its pre-tax income, which results in a combined (99.0)% annual effective tax rate, as the combined pre-tax income by jurisdiction is minimized.

3.    RELATED PARTY TRANSACTIONS

The Company holds a warrant, representing a 19.99% fully diluted equity interest in the Carved-Out Business, which as a result is an unconsolidated entity accounted for under the equity method and is considered to be a related party under ASC 850, Related Party Disclosures.

Revenues generated from this equity method investee are included in Non-gaming revenue and were $7.0 million, $11.9 million and $3.7 million for the three months ended June 30, 2025 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor), and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively. There was no revenue generated from this equity method investee during the three and six months ended June 30, 2024 (Predecessor).

Receivables from this equity method investee are included in Accounts receivable, net and were $3.7 million and $1.1 million as of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In connection with the disposal of the Carved-Out Business, the Company entered into a seven-year term loan with the Buyer for a principal amount of €30 million, subject to applicable interest. As of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), the Company had a loan receivable of approximately $33.2 million and $31.2 million, respectively, included in Other assets within the condensed consolidated balance sheets. The Company recorded interest income of $0.8 million, $1.3 million and $0.3 million, respectively, for the three months ended June 30, 2025 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), included within Interest expense, net in the condensed consolidated statements of operations.

4.    CONSOLIDATED FINANCIAL INFORMATION

General and Administrative Expense

Amounts included in General and administrative were as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended June 30, 2025	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Advertising, general and administrative	$274,413	$414,829	$100,969	$232,222	$456,423
Acquisition and integration	19,239	23,339	2,199	5,845	10,697
Merger costs	4,546	20,421	11,233	1,219	1,989
Restructuring charges, net	—	—	—	376	18,989
Impairment charges	—	—	—	12,757	12,757
Total general and administrative	$298,198	$458,589	$114,401	$252,419	$500,855

Other Non-Operating (Expense) Income, Net

Amounts included in Other non-operating income (expense), net were as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended June 30, 2025	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Loss on extinguishment of debt	$—	$(17,372)	$—	$—	$—
Change in value of performance warrants	—	—	(1,180)	6,317	6,317
Gain on fair value of fair value option assets	60,723	66,267	—	—	—
Net income (loss) from equity method investments	601	1,464	(594)	234	789
Foreign exchange gain (loss)	(6,538)	(4,947)	194	983	3,799
Other, net	2,178	2,522	(785)	(604)	579
Total other non-operating income (expense), net	$56,964	$47,934	$(2,365)	$6,930	$11,484

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Interest Expense, Net

Amounts included in interest expense, net were as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended June 30, 2025	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Interest income	$3,889	$5,339	$(1)	$6,226	$11,021
Interest expense	(101,411)	(154,598)	(27,228)	(80,426)	(158,352)
Total interest expense, net	$(97,522)	$(149,259)	$(27,229)	$(74,200)	$(147,331)

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments in this update revise the requirements for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The amendments in this update will be effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The estimated retail value related to goods and services provided to customers without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended June 30, 2025	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Hotel	$18,643	$29,439	$7,098	$20,435	$40,906
Food and beverage	18,258	29,317	7,559	20,302	40,515
Retail, entertainment and other	4,953	7,676	713	2,442	4,870
	$41,854	$66,432	$15,370	$43,179	$86,291
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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables provide a disaggregation of revenue by segment (in thousands):

Three Months Ended June 30, 2025 (Successor)	Casinos & Resorts	International Interactive	North America Interactive	Corporate & Other	Total
Gaming	$305,858	$195,860	$55,913	$—	$557,631
Non-gaming:
Hotel	33,714	—	—	—	33,714
Food and beverage	34,828	—	—	—	34,828
Licensing	—	7,046	—	—	7,046
Retail, entertainment and other	18,933	3,160	589	1,633	24,315
Total non-gaming revenue	87,475	10,206	589	1,633	99,903
Total revenue	$393,333	$206,066	$56,502	$1,633	$657,534
Period from February 8, 2025 to June 30, 2025 (Successor)
Gaming	$484,392	$303,596	$83,422	$—	$871,410
Non-gaming:
Hotel	52,427	—	—	—	52,427
Food and beverage	55,082	—	—	—	55,082
Licensing	—	11,929	—	—	11,929
Retail, entertainment and other	28,283	3,291	637	3,169	35,380
Total non-gaming revenue	135,792	15,220	637	3,169	154,818
Total revenue	$620,184	$318,816	$84,059	$3,169	$1,026,228
Period from January 1, 2025 to February 7, 2025 (Predecessor)
Gaming	$95,984	$74,849	$14,934	$—	$185,767
Non-gaming:
Hotel	11,006	—	—	—	11,006
Food and beverage	11,304	—	—	—	11,304
Licensing	—	3,720	—	—	3,720
Retail, entertainment and other	6,005	416	2,007	273	8,701
Total non-gaming revenue	28,315	4,136	2,007	273	34,731
Total revenue	$124,299	$78,985	$16,941	$273	$220,498
Three Months Ended June 30, 2024 (Predecessor)
Gaming	$255,545	$227,149	$42,057	$—	$524,751
Non-gaming:
Hotel	35,264	—	—	—	35,264
Food and beverage	33,123	—	—	—	33,123
Retail, entertainment and other	19,119	2,247	4,443	2,710	28,519
Total non-gaming revenue	87,506	2,247	4,443	2,710	96,906
Total revenue	$343,051	$229,396	$46,500	$2,710	$621,657
Six Months Ended June 30, 2024 (Predecessor)
Gaming	$505,963	$458,416	$76,429	$—	$1,040,808
Non-gaming:
Hotel	76,354	—	—	—	76,354
Food and beverage	68,075	—	—	—	68,075
Retail, entertainment and other	34,988	5,663	9,638	4,613	54,902
Total non-gaming revenue	179,417	5,663	9,638	4,613	199,331
Total revenue	$685,380	$464,079	$86,067	$4,613	$1,240,139

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contract Assets and Contract Related Liabilities

The Company’s receivables related to contracts with customers are primarily comprised of marker balances, interactive platform business-to-business service receivables, other amounts due from gaming activities, amounts due for hotel stays and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers were $41.2 million and $41.3 million as of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), respectively.

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

Unpaid wagers include the Company’s outstanding chip liability and unpaid slot, pari-mutuel and sports betting tickets.

Liabilities related to contracts with customers as of June 30, 2025 (Successor) and December 31, 2024 (Predecessor) were as follows:

	Successor	Predecessor
	June 30,	December 31,
(in thousands)	2025	2024
Unpaid wagers	$36,322	$32,992
Advanced deposits from customers	29,489	26,141
Loyalty programs	10,159	12,167
Total	$75,970	$71,300

The Company recognized $5.3 million and $7.8 million for three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), respectively, of revenue related to loyalty program redemptions. The Company recognized $8.5 million, $2.2 million and $15.5 million, respectively, of revenue related to loyalty program redemptions for the period from February 8, 2025 to June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor).

7.    BUSINESS COMBINATIONS

Merger with Queen Casino & Entertainment, Inc.

The Merger between the Company and Queen was accounted for as a transaction between entities under common control in accordance with ASC Topic 805, Business Combinations (“ASC 805”), in which the accounting acquirer (Parent and its affiliates) obtained control of the Company. As described in Note 2, “Summary of Significant Accounting Policies”, the Company has elected to push down its Parent’s basis in its net assets into its financial statements, and as a result, the net assets of the Predecessor were measured and recognized at their fair values as of the acquisition date and were combined with those of Queen at Queen’s historical carrying amounts and are presented on a combined basis. The following disclosures relate to the Company’s election to apply push down and show the effect of the change in control.

The fair value of the Merger consideration was $955.6 million, which represents 52,364,192 total shares outstanding prior to the Merger multiplied by the Merger value of $18.25 per share. Immediately following the transaction, the Company repurchased 22,804,384 shares at a price of $18.25 for total a total repurchase price of $416.2 million.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The preliminary allocation of the purchase price is as follows:

	As of February 7, 2025
(in thousands)	Preliminary as of February 7, 2025	Year to Date Adjustments	Preliminary as of June 30, 2025
Cash and cash equivalents	$173,550	$—	$173,550
Restricted cash	57,352	—	57,352
Other current assets	210,447	—	210,447
Property and equipment	1,065,486	(4,745)	1,060,741
Right of use assets	1,692,346	17,215	1,709,561
Goodwill	1,555,354	9,131	1,564,485
Intangible assets	1,866,963	(7,542)	1,859,421
Other assets	131,457	—	131,457
Total current liabilities	(548,702)	—	(548,702)
Lease liabilities	(1,823,153)	(17,215)	(1,840,368)
Long-term debt	(2,914,688)	—	(2,914,688)
Other long-term liabilities	(510,765)	3,156	(507,609)
Net assets acquired	$955,647	$—	$955,647

The purchase consideration has been allocated to the tangible and identifiable intangible assets and liabilities based upon their estimated fair values as of the acquisition date, with the excess of the purchase consideration over the aggregate net fair values recorded as goodwill, which is not deductible for tax purposes. Accounts receivable, other assets, current liabilities and inventories were stated at their historical carrying value, which approximates fair value given the short-term nature of these assets and liabilities. The estimate of fair value for property and equipment and owned real property was based on an assessment of the assets' condition as well as an evaluation of the current market value of such assets. The fair value of leasehold interests were estimated based on evaluating contractual rent payments relative to market rent giving consideration to the Company’s capitalization rates and rent coverage ratios, under the income method or by estimating the fee simple value and estimated rate of return, depending on the nature of the underlying leasehold interest. In connection with with remeasuring the Company’s lease liabilities, unfavorable off-market components of $130.8 million were recognized as a decrease to the Company’s right of use assets, and will be amortized as a reduction of lease expense on a straight line basis over the remaining lease term.
The Company recorded intangible assets based on estimates of fair value which consisted of the following:

	Valuation Approach	Estimated Useful Life (in years)	Estimated Fair Value
Gaming licenses	Greenfield Method	16	$759,041
Customer relationships	Multi-period Excess earnings method	4	349,980
Developed technology	Relief from royalty method	5	253,200
Trade names	Relief from royalty method	12	74,700
Intellectual property license	Relief from royalty method	7	141,000
Indefinite lived trade names	Relief from royalty method	Indefinite	281,500
Total fair value of intangible assets			$1,859,421

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The estimated fair values were based on assumptions that the Company believes are reasonable. As of June 30, 2025 (Successor), the Company is in the process of completing its valuation of tangible and intangible assets and the allocation of the purchase price to the assets acquired and liabilities assumed, including the allocation of goodwill to reporting units, which will be completed once the valuation process has been finalized.

The Company incurred $4.5 million and $1.2 million of transaction related expenses for the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), respectively. The Company incurred $20.4 million, $11.2 million and $2.0 million of transaction-related expenses for the period from February 8, 2025 to June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor), and the six months ended June 30, 2024 (Predecessor), respectively. Transaction-related expenses were incurred in connection with the Merger and are primarily related to legal and professional fees, which have been included in General and administrative in the condensed consolidated statements of operations.

8.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), prepaid expenses and other current assets was comprised of the following:

	Successor	Predecessor
	June 30,	December 31,
(in thousands)	2025	2024
Services and license agreements	$54,319	$43,141
Short term notes receivable	19,811	17,342
Sales tax	17,807	18,988
Prepaid marketing	12,164	11,952
Prepaid insurance	11,366	3,341
Short term derivative assets	11,561	5,359
Other	4,930	15,348
Total prepaid expenses and other current assets	$131,958	$115,471

9.    PROPERTY AND EQUIPMENT

As of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), property and equipment was comprised of the following:

	Successor	Predecessor
	June 30,	December 31,
(in thousands)	2025	2024
Land and improvements	$96,237	$49,553
Building and improvements	639,225	370,086
Equipment	94,024	280,946
Furniture and fixtures	140,171	64,109
Construction in process	296,188	149,906
Total property, plant and equipment	1,265,845	914,600
Less: Accumulated depreciation	(49,675)	(283,898)
Property and equipment, net	$1,216,170	$630,702

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Depreciation expense relating to property and equipment was $13.0 million and $19.8 million for the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), respectively. Depreciation expense related to property and equipment was $27.5 million, $7.6 million and $119.3 million for the period from February 8, 2025 to June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor), respectively. Depreciation expense during the six months ended June 30, 2024 (Predecessor) included $80.1 million of accelerated depreciation related to the closure of the Tropicana Las Vegas property on April 2, 2024. Refer to Note 14 “Restructuring Expense” for further information. The Company recorded capitalized interest of $3.1 million and $2.1 million for the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), respectively. The Company recorded capitalized interest of $4.8 million, $0.8 million and $3.9 million during the period from February 8, 2025 to June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor), respectively.

10.    GOODWILL AND INTANGIBLE ASSETS

The change in carrying value of goodwill by reportable segment for the six months ended June 30, 2025 (Successor) is as follows (in thousands):

	Casinos & Resorts	International Interactive	North America Interactive	Corporate & Other	Total
Goodwill as of December 31, 2024 (Predecessor)(1)	$313,285	$1,451,273	$35,386	$—	$1,799,944
Effect of foreign exchange	—	(11,268)	—	—	(11,268)
Goodwill as of February 7, 2025 (Predecessor)(1)	313,285	1,440,005	35,386	—	1,788,676

Goodwill as of February 8, 2025 (Successor)	612,191	716,260	56,845	205,352	1,590,648
Current year measurement period adjustments	(73)	5,400	324	3,480	9,131
Goodwill measurement period segment re-allocation	(253,874)	387,070	(47,567)	(85,629)	—
Effect of foreign exchange	—	120,554		—	120,554
Goodwill as of June 30, 2025 (Successor)	$358,244	$1,229,284	$9,602	$123,203	$1,720,333
__________________________________
(1)    Amounts are shown net of accumulated goodwill impairment charges of $5.4 million, $71.6 million and $140.4 million for Casinos & Resorts, International Interactive and North America Interactive,respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The change in intangible assets, net for the six months ended June 30, 2025 (Successor) is as follows (in thousands):

Intangible assets, net as of December 31, 2024 (Predecessor)	$1,307,343
Effect of foreign exchange	(3,662)
Capitalized software	3,054
Less: Amortization of intangible assets	(14,765)
Intangible assets, net as of February 07, 2025 (Predecessor)	$1,291,970

Intangible assets, net as of February 08, 2025 (Successor)	$1,941,245
Measurement period adjustments	(7,542)
Additions in current period	3,282
Effect of foreign exchange	80,003
Capitalized software	15,525
Less: Amortization of intangible assets	(91,702)
Intangible assets, net as of June 30, 2025 (Successor)	$1,940,811

The Company’s identifiable intangible assets consist of the following:

	Successor
	June 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Trade names	$84,282	$(4,103)	$80,179
Customer relationships	381,038	(40,664)	340,374
Developed technology	280,363	(21,968)	258,395
Internally developed software	15,524	(1,329)	14,195
Gaming licenses	753,854	(19,928)	733,926
Licensing asset	159,224	(8,912)	150,312
Other	25,385	(4,556)	20,829
Total amortizable intangible assets	1,699,670	(101,460)	1,598,210
Intangible assets not subject to amortization:
Gaming licenses	61,101	—	61,101
Trade names	281,500	—	281,500
Total unamortizable intangible assets	342,601	—	342,601
Total intangible assets, net	$2,042,271	$(101,460)	$1,940,811

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

Amortization of intangible assets was approximately $58.8 million and $59.0 million for the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), respectively. Amortization of intangible assets was approximately $91.7 million, $14.8 million and $119.2 million for the period from February 8, 2025 to June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor), respectively.

The following table reflects the remaining amortization expense associated with the finite-lived intangible assets as of June 30, 2025 (Successor):

(in thousands)
Remaining 2025	$120,693
2026	240,690
2027	240,034
2028	219,671
2029	146,781
Thereafter	630,341
Total	$1,598,210

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

Cross Currency Swaps

Net Investment Hedges - The Company is exposed to fluctuations in foreign exchange rates on investments it holds in its European foreign entities. The Company uses fixed and fixed-cross-currency swaps to hedge its exposure to changes in the foreign exchange rate on its foreign investment in Europe and their exposure to changes in the EUR-GBP exchange rate. Currency forward agreements involve fixing the USD-EUR exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. Cross-currency swaps involve the receipt of functional-currency-fixed-rate amounts from a counterparty in exchange for the Company making foreign-currency-fixed-rate payments over the life of the agreement. These derivative arrangements qualify as net investment hedges under ASC 815, Derivatives and Hedging, with the gain or loss resulting from changes in the spot value of the derivative reported in other comprehensive income (loss). Amounts are reclassified out of other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. Additionally, the accrual of foreign currency and USD denominated coupons will be recognized in Interest expense, net in the condensed consolidated statements of operations. Refer to Note 12 “Fair Value Measurements” and Note 17 “Stockholders’ Equity” for further information.

Economic Hedges - During the fourth quarter of 2024, the Company dedesignated its EUR-GBP cross currency swaps as net investment hedges and began recording changes in fair value of the derivative and the accrual of foreign currency and USD denominated coupons through earnings reported in Other non-operating income (expense), net in the consolidated statements of operations.

The following tables summarize the Company’s cross currency swap arrangements as of June 30, 2025 (Successor) and December 31, 2024 (Predecessor) (in thousands):

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

The following table summarizes the Company’s cash flow hedges as of June 30, 2025 (Successor) and December 31, 2024 (Predecessor) (in thousands):

		Successor	Predecessor
		June 30, 2025	December 31, 2024
Cash Flow Hedges	Index	Notional Amount	Notional Amount
Interest rate contracts - swaps	US - SOFR	$1,500,000	$1,500,000

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.    FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		Successor
		June 30, 2025
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$174,567	$—	$—
Restricted cash	Restricted cash	66,336	—	—
Fair value option equity method investments	Other assets	275,381	—	—
Investment in GLPI partnership	Other assets	—	19,790	—
The Star Investment - fair value option:
Subordinated Notes	Other assets	—	—	84,978
Convertible Notes	Other assets	—	—	17,153
Forward Obligation(1)	Prepaid expenses and other current assets	—	—	6,901
Derivative assets not designated as hedging instruments:
Cross currency swaps	Prepaid expenses and other current assets	—	4,577	—
Derivative assets designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other current assets	—	83	—
Total derivative assets at fair value		—	4,660	6,901
Total assets		$516,284	$24,450	$109,032
Liabilities:
Contingent consideration	Accrued and other current liabilities	$—	$—	$54,336
Contingent consideration	Other long-term liabilities	—	—	8,048
Derivative liabilities not designated as hedging instruments:
Cross Currency Swaps	Other long-term liabilities	—	20,736	—
Derivative liabilities designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	—	3,931	—
Interest rate contracts	Other long-term liabilities	—	37,753	—
Cross currency swaps	Accrued and other current liabilities	—	4,366	—
Cross currency swaps	Other long-term liabilities	—	51,868	—
Total derivative liabilities at fair value		—	118,654	—
Total liabilities		$—	$118,654	$62,384
__________________________________
(1)    The Forward Obligation is considered a derivative instrument not designated as hedging.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Predecessor
		December 31, 2024
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$171,233	$—	$—
Restricted cash	Restricted cash	60,021	—	—
Investment in GLPI partnership	Other assets	—	20,418	—
Derivative assets not designated as hedging instruments
Cross currency swaps	Prepaid expenses and other current assets	—	4,871	—
Cross currency swaps	Other assets	—	615	—
Derivative assets designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other current assets	—	340	—
Interest rate contracts	Other assets	—	336	—
Cross currency swaps	Prepaid expenses and other current assets	—	148	—
Cross currency swaps	Other assets	—	13,181	—
Total derivative assets at fair value		—	19,491	—
Total assets		$231,254	$39,909	$—
Liabilities:
Contingent consideration	Other long-term liabilities	$—	$—	$59,923
Derivatives not designated as hedging instruments
Sinclair Performance Warrants	Other long-term liabilities	—	—	58,668
Cross currency swaps	Other long-term liabilities	—	11,174	—
Derivative liabilities designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	—	1,855	—
Interest rate contracts	Other long-term liabilities	—	13,372	—
Cross currency swaps	Accrued and other current liabilities	—	1,189	—
Cross currency swaps	Other long-term liabilities	—	1,624	—
Total derivative liabilities at fair value		—	29,214	58,668
Total liabilities		$—	$29,214	$118,591

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities:

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Sinclair Performance Warrants	Contingent Consideration	Fair value option loans receivable
(in thousands)			Subordinated Notes	Convertible Notes	Forward Obligation
Beginning as of December 31, 2024 (Predecessor)	$58,668	$59,923	$—	$—	$—
Change in fair value	1,180	786	—	—	—
Ending as of February 7, 2025 (Predecessor)	$59,848	$60,709	$—	$—	$—

Beginning as of February 8, 2025 (Successor)	$—	$60,709	$—	$—	$—
Change in fair value	—	—	—	—	—
Ending as of March 31, 2025 (Successor)	—	60,709	—	—	—
Additions in the period (acquisition fair value)	—	—	70,291	13,429	—
Change in fair value	—	1,675	11,655	2,485	6,728
Effect of foreign exchange	—	—	3,032	1,239	173
Ending as of June 30, 2025 (Successor)	$—	$62,384	$84,978	$17,153	$6,901

(in thousands)	Sinclair Performance Warrants	Contingent Consideration
Beginning as of December 31, 2023 (Predecessor)	$44,703	$58,580
Change in fair value	—	(1,835)
Ending as of March 31, 2024 (Predecessor)	$44,703	$56,745
Change in fair value	(6,317)	1,040
Ending as of June 30, 2024 (Predecessor)	$38,386	$57,785

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The gains (losses) recognized in the condensed consolidated statements of operations for derivative instruments were as follows:

	Condensed Consolidated Statements of Operations Location	Successor		Predecessor
(in thousands)		Three Months Ended June 30, 2025	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Derivatives not designated as hedging instruments
Sinclair Performance Warrants	Other non-operating income (expense), net	$—	$—	$(1,180)	$6,317	$6,317
Cross Currency Swaps	Other non-operating income (expense), net	6,602	6,823	50	—	—
Derivatives designated as hedging instruments
Interest rate contracts	Interest expense, net	$898	$1,383	$(105)	(2,809)	(5,695)
Cross currency swaps	Interest expense, net	1,036	1,405	7	(1,325)	(2,536)

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

In connection with the acquisition of Bally’s Golf Links on September 12, 2023, the Company recorded contingent consideration, which had a total fair value of $62.4 million as of June 30, 2025 (Successor). The amount included in purchase consideration is the fair value, under GAAP, of expected cash payments totaling up to $125 million to the seller, based upon future events, which are uncertain. The contingent consideration was recorded at fair value, using discounted cash flow analyses with level 3 inputs, and is remeasured quarterly, with fair value adjustments recognized in earnings, until the contingencies are resolved. Inputs to this valuation approach include the Company’s estimated probabilities of achieving the conditions for payment, expected terms between 0.8 and 1.3 Years, and discount rates of 6.6%. The settlement of the contingent consideration liabilities will be due to the seller in the event the license agreement is extended or if the Company is successful in its bid for a casino license.

Fair Value Option Equity Method Investment

The Company has a long-term investment in an unconsolidated entity which it accounts for under the equity method of accounting. The Company has elected the fair value option allowed by ASC 825, with respect to this investment. Under the fair value option, the investment is remeasured at fair value at each reporting period through earnings. The Company measures fair value using quoted prices in active markets that are classified within Level 1 of the hierarchy, with changes to fair value included within Other non-operating income (expense), net of the condensed consolidated statements of operations.

Investment in GLPI Partnership

The Company holds a limited partnership interest in GLP Capital, L.P., the operating partnership of GLPI. The investment is reported at fair value based on Level 2 inputs, with changes to fair value included within Other non-operating income (expense), net of the condensed consolidated statements of operations.

The Star Investment - Fair Value Option

As described in Note 2 “Summary of Significant Accounting Policies”, during the three months ended June 30, 2025 (Successor), the Company invested A$22.2 million of Convertible Notes and A$111.1 million of Subordinated Notes in The Star. These investments are accounted for as debt securities under ASC 320, Investments - Debt Securities, for which the Company has elected the fair value option allowed by ASC 825. Under the fair value option, the investment is remeasured at fair value at each reporting period, with changes in fair value included within Other non-operating income (expense), net. For the period ended June 30, 2025 (Successor), the Company recognized $0.9 million of interest income from the Star Investment, which it has elected to present as part of the total change in fair value. The company measures fair value using binomial lattice model as well as discounted cash flow model, classified within Level 3 of the hierarchy. Inputs to the valuation approach include the stock price and credit rating of The Star, volatility of 40%, recovery rate of 10%, risk free rate of 3.3%, and the Company’s estimate of the probability of default.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Successor		Predecessor
	June 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$1,782,446	$1,671,855	$1,858,800	$1,792,804
11.00% Senior Secured Notes due 2028	480,544	500,390	—	—
5.625% Senior Notes due 2029	563,179	430,313	738,517	587,813
5.875% Senior Notes due 2031	505,000	403,331	721,456	535,631

13.    ACCRUED AND OTHER CURRENT LIABILITIES
As of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), accrued and other current liabilities consisted of the following:

	Successor	Predecessor
(in thousands)	June 30, 2025	December 31, 2024
Gaming liabilities	$186,908	$187,233
Interest payable	72,999	60,792
Compensation	68,772	66,356
Contingent consideration	54,336	—
Professional services	47,861	19,343
Construction accruals	22,196	2,144
Insurance reserves	22,603	23,898
Property taxes	16,660	8,502
Other	176,915	113,024
Total accrued and other current liabilities	$669,250	$481,292

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The components of restructuring charges by segment for the three and six month ended June 30, 2024 (Predecessor) are summarized as follows (in thousands):

	Predecessor
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Severance and employee related benefits(1)
Casinos & Resorts	$348	$20,003
International Interactive	3	55
North America Interactive	—	(1,479)
Corporate & Other	25	410
Total severance and employee related benefits	376	18,989
Accelerated depreciation expense(2)	—	80,117
Total restructuring charges	$376	99,106
__________________________________
(1)    Included within “General and administrative” of the condensed consolidated statements of operations.
(2)    Included within “Depreciation and amortization” of the Casinos & Resorts reportable segment within the condensed consolidated statements of operations.

The was no restructuring liability as of June 30, 2025 (Successor) and December 31, 2024 (Predecessor) on the condensed consolidated balance sheets.

15.    LONG-TERM DEBT

As of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), long-term debt consisted of the following:

	Successor	Predecessor
(in thousands)	June 30, 2025	December 31, 2024
Term Loan Facility(1)	$1,876,925	$1,886,650
Revolving Credit Facility	250,000	—
11.00% Senior Secured Notes due 2028	500,000	—
5.625% Senior Notes due 2029	750,000	750,000
5.875% Senior Notes due 2031	735,000	735,000
Less: Unamortized original issue discount	(13,685)	(19,760)
Less: Unamortized deferred financing fees	(5,771)	(33,117)
Less: Unamortized fair value adjustment(2)	(511,300)	—
Long-term debt, including current portion	3,581,169	3,318,773
Less: Current portion of Term Loan and Revolving Credit Facility	(19,450)	(19,450)
Long-term debt, net of discount, deferred financing fees and fair value adjustment, excluding current portion	$3,561,719	$3,299,323
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

The note purchase agreement contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, (1) incur additional indebtedness, (2) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, (3) enter into certain transactions with affiliates, (4) sell or otherwise dispose of assets, (5) create or incur liens, and (6) merge, consolidate, or sell all or substantially all of the Company’s assets. These covenants are subject to exceptions and qualifications set forth in the note purchase agreement. As of June 30, 2025 (Successor), the Company was in compliance with all such covenants.

In connection with the Merger, the Company settled the pre-existing debt of Queen and recorded a loss on extinguishment of debt of $17.4 million, recorded within Other non-operating income (expense), net in the condensed consolidated statements of operations for the period from February 8, 2025 to June 30, 2025 (Successor).

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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. As of June 30, 2025 (Successor), the Company was in compliance with all such covenants.

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

The Company had total operating lease liabilities of $2.12 billion and $1.62 billion as of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), respectively, and right of use assets of $1.93 billion and $1.54 billion as of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), respectively, which were included in the condensed consolidated balance sheets.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

GLPI Leases

As of June 30, 2025 (Successor), the Company leases certain properties from GLPI under two separate master lease agreements, the “Master Lease,” and the “Master Lease No. 2.” The Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties are leased under the terms of the “Master Lease” which requires combined initial minimum annual payments of $101.5 million. The Company’s Bally’s Kansas City and Bally’s Shreveport properties are leased under the terms of the “Master Lease No. 2” which requires combined initial minimum annual payments of $32.2 million. All components of the Master Lease and Master Lease No. 2 are accounted for as operating leases within the provisions of ASC 842, Leases (“ASC 842”), over the lease term or until a re-assessment event occurs. Both leases have an initial term of 15 years and include four, five-year options to renew and are subject to a minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of June 30, 2025 (Successor).

Following the Merger, as of June 20, 2025 (Successor), the Company also has a master lease agreement through Queen with GLPI, the “Queen Master Lease”, with The Queen Baton Rouge, The Belle of Baton Rouge, Casino Queen Marquette and DraftKings at Casino Queen properties being leased under the terms of the Queen Master Lease, which requires initial combined minimum annual payments of $31.7 million. All components of the Queen Master Lease are accounted for as operating leases within the provisions of ASC 842, over the lease term or until a re-assessment event occurs. The Queen Master Lease has an initial term of 15 years and includes four, five-year options to renew and is subject to annual escalation. The renewal options are not reasonably certain of exercise as of June 30, 2025 (Successor).

In addition to the properties under the master leases explained above, the Company leases land associated with Tropicana Las Vegas under a ground lease established with GLPI in 2022. This lease has an initial term of 50 years, with the possibility of extending up to 99 years through renewal options, and requires initial minimum annual payments of $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. As of June 30, 2025 (Successor), the renewal options are not considered reasonably certain to be exercised. During the third quarter of 2024, the Company modified the lease and GLPI paid $48.6 million to the Company to fund the demolition of the building at the Tropicana Las Vegas site in exchange for an increase in annual rent of $4.1 million, also subject to a minimum 1% annual increase or greater based on CPI. This lease modification did not change the lease classification.

Components of lease expense, included within General and administrative in the condensed consolidated statements of operations, for operating leases were as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended June 30, 2025	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Operating leases:
Operating lease cost	$59,454	$93,474	$21,714	$36,957	$74,288
Variable lease cost	2,389	4,128	1,238	2,823	5,609
Operating lease expense	61,843	97,602	22,952	39,780	79,897
Short-term lease expense	7,063	10,446	2,393	5,633	11,488
Total lease expense	$68,906	$108,048	$25,345	$45,413	$91,385

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplemental cash flow and other information related to operating leases for the three months ended June 30, 2025 (Successor), the three months ended June 30, 2024 (Predecessor), the period from February 8, 2025 to June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor) are as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended June 30, 2025	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$62,141	$80,625	$30,843	$32,956	$64,505
Right of use assets obtained in exchange for operating lease liabilities	$22,977	$22,977	$—	$631	$631

	Successor	Predecessor
	June 30, 2025	December 31, 2024
Weighted average remaining lease term	25.8 years	26.2 years
Weighted average discount rate	7.3%	8.5%
As of June 30, 2025 (Successor), future minimum lease payments under noncancellable operating leases are as follows:

Successor
(in thousands)	June 30, 2025
Remaining 2025	$121,496
2026	241,027
2027	236,324
2028	239,173
2029	240,173
Thereafter	4,150,215
Total lease payments	5,228,408
Less: present value discount	(3,110,534)
Lease obligations	$2,117,874

Pending Lease Transactions

On July 11, 2024, the Company entered into a Binding Term Sheet to form a strategic construction and financing arrangement with GLP, an affiliate of GLPI, which includes the funding to complete the construction of Bally’s Chicago’s permanent casino. GLP will amend the existing land lease through a new master lease agreement with Bally’s Chicago Operating Company, LLC (“Chicago MLA”). The Chicago MLA includes annual rent of $20 million, subject to customary escalation provisions. The Chicago MLA also provides up to $940 million in construction financing, subject to conditions and approvals. The Company will pay additional rent under the Chicago MLA based on a 8.5% capitalization rate on funded amounts. The initial lease term for the Chicago MLA is 15 years with renewal options to be agreed upon by the parties. On July 17, 2025, the Company signed the Chicago MLA with GLPI. Refer to Note 21 “Subsequent Events” for further information.

In addition, the Company plans to sell and lease back its Bally’s Twin River property to GLP by the end of 2026 for $735 million, with initial annual rent of $58.8 million. GLP has the right to call this transaction starting October 2026. All such transactions are subject to required regulatory approvals.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Lessor

The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in Non-gaming revenue within our condensed consolidated statements of operations. The Company had lessor revenues related to the rental of hotel rooms of $33.7 million and $35.3 million for the three months ended June 30, 2025 (Successor) and three months ended June 30, 2024 (Predecessor), respectively. The Company had lessor revenues related to the rental of hotel rooms of $52.4 million, $11.0 million and $76.4 million for the period from February 8, 2025 to June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor), respectively. Hotel leasing arrangements vary in duration, but are short-term in nature.

17.    STOCKHOLDERS’ EQUITY

Capital Return Program

The Company has a Board of Directors approved capital return program under which the Company may expend a total of up to $700 million for share repurchases and payment of dividends. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases. As of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), $95.5 million was available for use under the capital return program. There was no share repurchase activity under the capital return program during the three months ended June 30, 2025 (Successor), period from February 8, 2025 to June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three and six months ended June 30, 2024 (Predecessor).

There were no cash dividends paid during the three months ended June 30, 2025 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) or the three and six months ended June 30, 2024 (Predecessor).

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

Preferred Stock

The Company has authorized the issuance of up to 10 million shares of $0.01 par value preferred stock. As of June 30, 2025 (Successor) and December 31, 2024 (Predecessor), no shares of preferred stock have been issued.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Shares Outstanding

As of June 30, 2025 (Successor), the Company had 49,120,097 common shares issued and outstanding. The Company issued warrants and other contingent consideration in acquisitions and strategic partnerships that are expected to result in the issuance of common shares in future periods resulting from the exercise of warrants or the achievement of certain performance targets. These incremental shares are summarized below:

Sinclair Penny Warrants (Note 2)	11,575,597
MKF penny warrants (Note 12)	44,128
Outstanding awards under Equity Incentive Plans	699,222
12,318,947

Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive loss by component for the period from February 8, 2025 to June 30, 2025 (Successor), Period from January 1, 2025 to February 7, 2025 (Predecessor) and six months ended June 30, 2024 (Predecessor), respectively:

Predecessor
(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Cash Flow Hedges(1)	Net Investment Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2024 (Predecessor)	$(261,745)	$1,746	$(8,189)	$7,921	$(260,267)
Other comprehensive income (loss) before reclassifications	(13,097)	—	1,425	3,655	(8,017)
Reclassifications from accumulated other comprehensive income (loss) to earnings	—	—	(105)	7	(98)
Tax effect	—	—	(352)	(976)	(1,328)
Accumulated other comprehensive (loss) income at February 07, 2025 (Predecessor)	$(274,842)	$1,746	$(7,221)	$10,607	$(269,710)

Successor
(in thousands)	Foreign Currency Translation Adjustment	Cash Flow Hedges(1)	Net Investment Hedges	Total
Accumulated other comprehensive (loss) income at February 8, 2025 (Successor)	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	198,030	(28,414)	(72,670)	96,946
Reclassifications from accumulated other comprehensive income (loss) to earnings	—	1,383	1,405	2,788
Tax effect	(52,548)	7,203	18,990	(26,355)
Accumulated other comprehensive (loss) income at June 30, 2025 (Successor)	$145,482	$(19,828)	$(52,275)	$73,379
__________________________________
(1)    As of June 30, 2025 (Successor), approximately $10.9 million of existing gains and losses are estimated to be reclassified into earnings within the next 12 months.

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

Capital Expenditure Commitments

Bally’s Twin River - Pursuant to the terms of the Regulatory Agreement in Rhode Island, the Company is committed to invest $100 million in its Rhode Island properties over the term of the master contract through June 30, 2043, including an expansion and the addition of new amenities at Bally’s Twin River. As of June 30, 2025 (Successor), approximately $42.0 million of the commitment remains.

Bally’s Chicago - Pursuant to the Host Community Agreement with the City of Chicago, the Company’s indirect subsidiary is required to spend at least $1.34 billion on the design, construction and outfitting of the temporary casino and the permanent resort and casino. The actual cost of the development may exceed this minimum capital investment requirement. In addition, land acquisition costs and financing costs, among other types of costs, are not counted toward meeting this requirement. As of
June 30, 2025 (Successor), approximately $965.7 million of this commitment remains.

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

Sponsorship Commitments

As of June 30, 2025 (Successor), the Company has entered into multiple sponsorship agreements with various professional sports leagues and teams. These agreements commit a total of $114.3 million through 2036 and grant the Company rights to use official league marks for branding and promotions, among other benefits.

Interactive Technology Commitments

The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of June 30, 2025 (Successor), the cumulative minimum obligation committed in these agreements is approximately $37.6 million through 2029.

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

The Company’s three reportable segments as of June 30, 2025 (Successor) are:

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of June 30, 2025 (Successor), the Company’s operations were predominately in the US and Europe with a less substantive footprint in other countries world-wide. For geographical reporting purposes, revenue generated outside of the US has been aggregated into the International Interactive reporting segment, and consists primarily of revenue from the UK. Revenue generated from the UK represented approximately 28%, 28% and 32% of total revenue for the three months ended June 30, 2025 (Successor) the period from February 8, 2025 to June 30, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively. For the three and six months ended June 30, 2024 (Predecessor), the Company’s revenue generated outside of the US consisted primarily of revenue from the UK and Japan of approximately 28% and 27% of total revenue, respectively. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

The following table sets forth revenue and Adjusted EBITDAR for the Company’s three reportable segments and reconciles Adjusted EBITDAR on a consolidated basis to net (loss) income. The Other category is included in the following tables in order to reconcile the segment information to the Company’s condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Successor		Predecessor
(in thousands)	Three Months Ended June 30, 2025	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenue
Casinos & Resorts	$393,333	$620,184	$124,299	$343,051	$685,380
International Interactive	206,066	318,816	78,985	229,396	464,079
North America Interactive	56,502	84,059	16,941	46,500	86,067
Corporate & Other	1,633	3,169	273	2,710	4,613
Total	$657,534	$1,026,228	$220,498	$621,657	$1,240,139

Adjusted EBITDAR(1)
Casinos & Resorts	$105,967	$177,507	$23,554	$99,801	$189,219
International Interactive	82,205	130,400	28,940	81,292	164,824
North America Interactive	2,484	139	(5,661)	(2,196)	(11,310)
Corporate & Other	(17,506)	(27,209)	(6,774)	(17,098)	(32,819)
Total	173,150	280,837	40,059	161,799	309,914

Operating (expense) income
Rent expense associated with triple net operating leases(2)	(43,904)	(68,320)	(15,669)	(31,737)	(63,384)
Depreciation and amortization	(71,732)	(119,213)	(22,343)	(78,782)	(238,528)
Transaction costs	(36,046)	(43,784)	(5,106)	(6,604)	(12,164)
Restructuring	—	—	—	(376)	(18,989)
Tropicana Las Vegas demolition and closure costs	(9,698)	(15,629)	(2,605)	(15,557)	(16,021)
Share-based compensation	(2,350)	(5,090)	(1,954)	(4,472)	(7,530)
Impairment charges	—	—	—	(12,757)	(12,757)
Merger Agreement costs(3)	(4,546)	(20,421)	(11,233)	(1,219)	(1,989)
Other	(7,311)	268,210	38,144	(4,722)	(6,934)
(Loss) income from operations	(2,437)	(4,247)	(20,766)	5,573	(68,382)
Other (expense) income
Interest expense, net of interest income	(97,522)	(149,259)	(27,229)	(74,200)	(147,331)
Other	56,964	47,934	(2,365)	6,930	11,484
Total other expense, net	(40,558)	(101,325)	(29,594)	(135,847)	(67,270)
Loss before income taxes	(42,995)	(105,572)	(50,360)	(61,697)	(204,229)
Benefit (provision) for income taxes	(185,441)	(88,348)	(664)	1,501	(29,881)
Net loss	$(228,436)	$(193,920)	$(51,024)	$(60,196)	$(234,110)
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
(3)    Costs incurred in connection with the Merger Agreement discussed in Note 1 “General Information”.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth significant segment expenses and other segment items by reportable segment (in thousands):

	Casinos & Resorts	International Interactive	North America Interactive
Three Months Ended June 30, 2025 (Successor)
Revenue	$393,333	$206,066	$56,502
Less: segment expenses
Marketing costs	17,440	21,144	12,764
Gaming tax	47,659	43,912	11,530
Compensation	101,189	22,947	7,802
Other direct costs	—	22,729	17,937
Casino property costs	57,872	—	—
General and administrative	57,451	11,913	4,366
Other segment items (1)	5,755	1,216	(381)
Segment EBITDAR	105,967	82,205	2,484

Period from February 8, 2025 to June 30, 2025 (Successor)
Revenue	$620,184	$318,816	$84,059
Less: segment expenses
Marketing costs	29,052	32,806	19,815
Gaming tax	76,832	66,973	20,542
Compensation	158,905	34,790	12,283
Other direct costs	—	34,142	29,589
Casino property costs	95,046	—	—
General and administrative	72,392	20,645	7,462
Other segment items (1)	10,450	(940)	(5,771)
Segment EBITDAR	$177,507	$130,400	$139

Period from January 1, 2025 to February 7, 2025 (Predecessor)
Revenue	$124,299	$78,985	$16,941
Less: segment expenses
Marketing costs	8,814	8,362	5,055
Gaming tax	20,917	16,535	6,461
Compensation	41,381	8,492	3,213
Other direct costs	—	8,183	8,355
Casino property costs	26,653	—	—
General and administrative	10,712	6,261	2,220
Other segment items (1)	(7,732)	2,212	(2,702)
Segment EBITDAR	$23,554	$28,940	$(5,661)

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Casinos & Resorts	International Interactive	North America Interactive

Three Months Ended June 30, 2024 (Predecessor)
Revenue	$343,051	$229,396	$46,500
Less: segment expenses
Marketing costs	20,988	33,924	11,092
Gaming tax	48,754	37,911	14,843
Compensation	98,017	26,143	7,643
Other direct costs	—	36,368	17,235
Casino property costs	36,771	—	—
General and administrative	17,088	14,195	1,621
Other segment items (1)	21,632	(437)	(3,738)
Segment EBITDAR	99,801	81,292	(2,196)

Six months ended June 30, 2024 (Predecessor)
Revenue	$685,380	$464,079	$86,067
Less: segment expenses
Marketing costs	41,336	69,122	25,060
Gaming tax	94,162	72,688	20,270
Compensation	191,660	58,926	9,866
Other direct costs	—	—	—
Casino property costs	105,784	74,242	28,970
General and administrative	34,524	32,972	9,060
Other segment items (1)	28,695	(8,695)	4,151
Segment EBITDAR	$189,219	$164,824	$(11,310)
__________________________________
(1)    Other Segment Items primarily includes Gaming and non-gaming expenses within our Casinos & Resorts reportable segment, and certain other immaterial costs and allocations within each of the Company’s reportable segments.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Successor		Predecessor
(in thousands)	Three Months Ended June 30, 2025	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Capital Expenditures
Casinos & Resorts	$12,419	$23,125	$5,306	$13,278	$23,157
International Interactive	288	288	148	112	358
North America Interactive	—	—	—	429	689
Corporate & Other(1)	36,258	56,009	10,970	21,890	39,558
Total	$48,965	$79,422	$16,424	$35,709	$63,762
__________________________________
(1)    Includes $36.3 million, $56.0 million, $11.0 million, $21.6 million and $39.1 million related to our future Bally’s Chicago permanent facility during the three months ended June 30, 2025 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three and six months ended June 30, 2024 (Predecessor), respectively.

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

	Successor		Predecessor
(in thousands, except per share data)	Three Months Ended June 30, 2025	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net loss applicable to common stockholders	$(228,436)	$(193,920)	$(51,024)	$(60,196)	$(234,110)

Weighted average common shares outstanding, basic	60,686	60,554	48,743	48,498	48,308
Weighted average effect of dilutive securities	—	—	—	—	—
Weighted average common shares outstanding, diluted	60,686	60,554	48,743	48,498	48,308

Basic loss per share	$(3.76)	$(3.20)	$(1.05)	$(1.24)	$(4.85)
Diluted loss per share	$(3.76)	$(3.20)	$(1.05)	$(1.24)	$(4.85)
There were 296,374, 231,580, 5,056,640, 4,951,558 and 5,254,089 share-based awards that were considered anti-dilutive for the three months ended June 30, 2025 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and three and six months ended June 30, 2024 (Predecessor), respectively.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

21.    SUBSEQUENT EVENTS

Transaction Agreement - International Interactive Business

On July 1, 2025, the Company’s Board of Directors, authorized the Company to enter into a definitive transaction agreement (the “Transaction Agreement”) with Intralot S.A., a Greek publicly listed company (“Intralot”). Following the expiration of a 10-day statutory waiting period under Greek law, the Company and Intralot entered into the Transaction Agreement on July 18, 2025, pursuant to which, at the closing (the “Closing”) of the transactions contemplated therein (the “Transactions”), Intralot will directly and/or indirectly acquire all of the issued and outstanding capital stock of Bally’s Holdings Limited, a Jersey limited company and subsidiary of the Company holding the Company’s “International Interactive” business, in exchange for total consideration valued at approximately €2.7 billion, consisting of (i) €1.5 billion in cash, subject to adjustment, and (ii) 873,707,073 newly issued ordinary shares of Intralot (“Intralot Shares”) at an implied value of €1.30 per Intralot Share. As a result of the Transactions, the Company is expected to become the majority shareholder of Intralot.

The Closing, which is expected to occur in the fourth quarter of 2025, is subject to the satisfaction or waiver of certain mutual closing conditions, including (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of clearance under applicable non-U.S. antitrust law, (ii) the receipt of certain gaming regulatory clearances, (iii) the receipt of Intralot shareholder approval, (iv) the closing of an intended offering by Intralot of newly-issued Intralot Shares for cash, (v) the listing on the Athens Exchange of the Intralot Shares to be received by the Company in the Transactions, and (vi) Intralot’s receipt of debt financing. In that respect, a subsidiary of Intralot has obtained commitments from Citizens Bank, Deutsche Bank, Goldman Sachs, and Jefferies for debt financing up to €1.6 billion, which is expected to be refinanced through the debt capital markets and is subject to certain conditions.

As discussed in Note 2, “Summary of Significant Accounting Policies”, effective June 30, 2025, an existing loan receivable to the Company was settled through payment of shares of Intralot, and the Company also purchased additional shares in Intralot, which increased the Company’s ownership interest in Intralot from 26.86% to 33.34%, following which a mandatory tender offer obligation for the remaining outstanding shares of Intralot has been triggered subsequent to period-end.
One Big Beautiful Bill

On July 4, 2025, President Trump signed the One Big Beautiful Bill (“OBBB”), which resulted in many tax extensions and other rule changes, including the following which will have an effect on the Company’s tax provision in 2025 or 2026:

•Full expensing of U.S. research and development costs under Section 174A
•Retroactive expensing of unamortized U.S. research and development costs capitalized between 2022 and 2024; either all in 2025, or over two years in 2025 and 2026.
•Return of the Section 163(j) taxable income base excluding the deductions for depreciation and amortization in 2025 (change from “Tax EBIT” to “Tax EBITDA”).
•Decrease in the Section 250 deduction for Net CFC Tested Income (formerly GILTI) to 40% (from 50%) in 2026, instead of the scheduled decrease to 37.5% prior to the OBBB.
•Decrease in the Section 250 deduction for foreign-derived income to 33.34% (from 37.5%) in 2026, instead of the scheduled decrease to 21.875% prior to the OBBB.
•Increase in the foreign tax credit rate on Net CFC Tested Income (formerly GILTI) to 90% (from 80%), and a 10% disallowance on repatriation, in 2026.
•Removal of the allocation of interest expense and research and development expense to Net CFC Tested Income (formerly GILTI) in calculating the foreign tax credit limitation, effective in 2026.
The Company is currently evaluating the effect of the OBBB on its future interim and annual financial statements. The Company’s deferred tax asset for U.S. research and development costs may be reversed in subsequent financial statements, decreasing tax payable for a similar amount or increasing other tax attributes; and this research deduction may have an effect on the Section 163(j) limitation; as such, the full effect of the OBBB is not practical to estimate at this time.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Chicago MLA

On July 17, 2025, the Company entered into the Chicago MLA, as described in Note 11 “Leases,” with GLP, that amended the existing ground lease for the property on which the Company plans to develop its Permanent Facility and a development agreement with GLP (the “Chicago Development Agreement”) pursuant to which GLP has committed to advance up to $940 million (the “GLP Development Advances”) for the payment of hard costs used to construct the Permanent Facility in exchange for increasing the amount of rent payable to GLP under the Chicago MLA.

The Chicago MLA has an initial term of 15 years and includes four, five-year options to renew and is subject to annual escalation. Annual rent under the Chicago MLA is $20 million, with additional rent equal to 8.5% of the GLP Development Advances that are granted to the Company. The amended and restated ground lease will be accounted for as a lease modification event in the third quarter of 2025. The Company expects to begin drawing on the advance under the Chicago Development Agreement and thus incurring increased rent in the third quarter of 2025.

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
•risks associated with our pending Transaction with Intralot, including risks related to obtaining required regulatory, shareholder and other approvals and our ability to realize anticipated benefits of the Transaction;
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

As of June 30, 2025, we own and manage 19 casinos in 11 states across the United States (“US”), one golf course in New York, one horse racetrack in Colorado, and Aspers Casino in the United Kingdom (“UK”) (“Bally's Newcastle”). In February 2025, we merged with The Queen Casino & Entertainment Inc. (“Queen”) adding four additional casinos to our portfolio. We also own Bally Bet Sportsbook & Casino, a first-in-class sports betting and iCasino platform, Bally’s International Interactive division, a leading global interactive gaming operator concentrated in Europe, and a significant stake in Intralot S.A. (“Intralot”), a global lottery management and services business. Our revenues are primarily generated by these gaming and entertainment offerings. Our proprietary software and technology stack is designed to allow us to provide consumers with differentiated offerings and exclusive content.

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

Transaction Agreement - International Interactive Business

On July 1, 2025, the Company’s Board of Directors, authorized the Company to enter into a definitive transaction agreement (the “Transaction Agreement”) with Intralot S.A., a Greek publicly listed company (“Intralot”). Following the expiration of a 10-day statutory waiting period under Greek law, the Company and Intralot entered into the Transaction Agreement on July 18, 2025, pursuant to which, at the closing (the “Closing”) of the transactions contemplated therein (the “Transactions”), Intralot will directly and/or indirectly acquire all of the issued and outstanding capital stock of Bally’s Holdings Limited, a Jersey limited company and subsidiary of the Company holding the Company’s “International Interactive” business, in exchange for total consideration valued at approximately €2.7 billion, consisting of (i) €1.5 billion in cash, subject to adjustment, and (ii) 873,707,073 newly issued ordinary shares of Intralot (“Intralot Shares”) at an implied value of €1.30 per Intralot Share. As a result of the Transactions, the Company is expected to become the majority shareholder of Intralot. A substantial portion of the cash proceeds from the transaction are expected to be used to pay down any drawings under the revolver and other secured debt resulting in enhanced liquidity and significant reduction in Bally’s 2028 secured debt. Any remaining proceeds will be for general corporate purposes including investments in capital expenditures and ongoing development projects.

The Closing, which is expected to occur in the fourth quarter of 2025, is subject to the satisfaction or waiver of certain mutual closing conditions, including (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of clearance under applicable non-U.S. antitrust law, (ii) the receipt of certain gaming regulatory clearances, (iii) the receipt of Intralot shareholder approval, (iv) the closing of an intended offering by Intralot of newly-issued Intralot Shares for cash, (v) the listing on the Athens Exchange of the Intralot Shares to be received by the Company in the Transactions, and (vi) Intralot’s receipt of debt financing. In that respect, a subsidiary of Intralot has obtained commitments from Citizens Bank, Deutsche Bank, Goldman Sachs, and Jefferies for debt financing up to €1.6 billion (which is expected to be refinanced through the debt capital markets and is subject to certain conditions).

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

Second Quarter 2025 and First Six Months Results

The following table presents, for the periods indicated, certain revenue and income items:

	Successor		Predecessor
(in millions)	Three Months Ended June 30, 2025	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Total revenue	$657.5	$1,026.2	$220.5	$621.7	$1,240.1
(Loss) income from operations	(2.4)	(4.2)	(20.8)	5.6	(68.4)
Net loss	(228.4)	(193.9)	(51.0)	(60.2)	(234.1)

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Successor		Predecessor
	Three Months Ended June 30, 2025	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Gaming and non-gaming expenses	44.1%	44.1%	47.4%	45.8%	45.9%
General and administrative	45.4%	44.7%	51.9%	40.6%	40.4%
Depreciation and amortization	10.9%	11.6%	10.1%	12.7%	19.2%
Total operating costs and expenses	100.4%	100.4%	109.4%	99.1%	105.5%
(Loss) income from operations	(0.4)%	(0.4)%	(9.4)%	0.9%	(5.5)%
Other (expense) income:
Interest expense, net	(14.8)%	(14.5)%	(12.3)%	(11.9)%	(11.9)%
Other non-operating income (expense), net	8.7%	4.7%	(1.1)%	1.1%	0.9%
Total other expense, net	(6.2)%	(9.9)%	(13.4)%	(10.8)%	(11.0)%
Loss before income taxes	(6.5)%	(10.3)%	(22.8)%	(9.9)%	(16.5)%
(Benefit) provision for income taxes	28.2%	8.6%	0.3%	(0.2)%	2.4%
Net loss	(34.7)%	(18.9)%	(23.1)%	(9.7)%	(18.9)%
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

The following table sets forth certain financial information associated with results of operations for the Successor three months ended June 30, 2025, the Predecessor period from January 1, 2025 to February 7, 2025 and the three months ended June 30, 2024 (Predecessor):

	Successor		Predecessor
(in thousands, except percentages)	Three Months Ended June 30, 2025	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenue:
Gaming
Casinos & Resorts	$305,858	$484,392	$95,984	$255,545	$505,963
International Interactive	195,860	303,596	74,849	227,149	458,416
North America Interactive	55,913	83,422	14,934	42,057	76,429
Total Gaming revenue	557,631	871,410	185,767	524,751	1,040,808
Non-gaming
Casinos & Resorts	87,475	135,792	28,315	87,506	179,417
International Interactive	10,206	15,220	4,136	2,247	5,663
North America Interactive	589	637	2,007	4,443	9,638
Corporate & Other	1,633	3,169	273	2,710	4,613
Total Non-gaming revenue	99,903	154,818	34,731	96,906	199,331
Total revenue	$657,534	$1,026,228	$220,498	$621,657	$1,240,139
Operating costs and expenses:
Gaming
Casinos & Resorts	$116,689	$181,204	$37,637	$94,039	$189,242
International Interactive	87,920	132,357	33,335	105,528	211,339
North America Interactive	37,427	61,998	17,022	36,603	71,733
Corporate & Other	—	—	—	—	—
Total Gaming expenses	$242,036	$375,559	$87,994	$236,170	$472,314
Non-gaming
Casinos & Resorts	$45,240	$70,080	$16,240	$42,476	$88,586
International Interactive	—	1,140	16	2,575	3,702
North America Interactive	2,765	5,330	68	178	718
Corporate & Other	—	564	202	3,484	3,818
Total Non-gaming expenses	$48,005	$77,114	$16,526	$48,713	$96,824
General and administrative
Casinos & Resorts	$172,451	$264,456	$63,503	$157,272	$322,091
International Interactive	37,072	57,195	16,818	53,417	96,484
North America Interactive	14,439	17,468	5,512	12,833	24,609
Corporate & Other	74,236	119,470	28,568	28,897	57,671
Total General and administrative	$298,198	$458,589	$114,401	$252,419	$500,855
Margins:
Gaming expenses as a percentage of Gaming revenue	43%	43%	47%	45%	45%
Non-gaming expenses as a percentage of Non-gaming revenue	48%	50%	48%	50%	49%
General and administrative as a percentage of Total revenue	45%	45%	52%	41%	40%

The Successor Three Months Ended June 30, 2025 Compared to the Predecessor Three Months Ended June 30, 2024, and the Predecessor Period from January 1, 2025 to February 7, 2025 and Successor period from February 8, 2025 to June 30, 2025 Compared to the Predecessor Six Months Ended June 30, 2024.

Total Revenue

The following table sets forth certain financial information associated with revenue for the Successor three months ended June 30, 2025, the Successor period from February 8, 2025 to June 30, 2025, the Predecessor period from January 1, 2025 to February 7, 2025 and the three and six months ended June 30, 2024 (Predecessor) (in thousands):

	Successor		Predecessor
	Three Months Ended June 30, 2025	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Gaming	$557,631	$871,410	$185,767	$524,751	$1,040,808
Hotel	33,714	52,427	11,006	35,264	76,354
Food and beverage	34,828	55,082	11,304	33,123	68,075
Licensing	7,046	11,929	3,720	—	—
Retail, entertainment and other	24,315	35,380	8,701	28,519	54,902
Total revenue	$657,534	$1,026,228	$220,498	$621,657	$1,240,139

Total revenue for the Successor three months ended June 30, 2025 increased 6% or $35.9 million to $657.5 million from $621.7 million in the three months ended June 30, 2024 (Predecessor). Total revenue for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to June 30, 2025 increased 1%, or $6.6 million, from $1.24 billion for the six months ended June 30, 2024 (Predecessor). Revenue for Casinos & Resorts was up approximately 14.7%, or $50.3 million for the Successor three months ended June 30, 2025 compared to the same Predecessor period last year, and up 8.6%, or $59.1 million, for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to June 30, 2025 compared to the six months ended June 30, 2024, mainly due to the contribution of Queen, offset by negative impacts of severe weather conditions across our portfolio in January and February. The Queen contributed to total revenues in the amounts of $61.3 million for the Successor three months ended June 30, 2025 and $96.0 million for the Successor period from February 8, 2025 to June 30, 2025. International interactive revenue was down 10.2%, or $23.3 million, for the three months ended June 30, 2025 compared to the same Predecessor period last year and down 14.3% for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to June 30, 2025 compared to the six months ended June 30, 2024, primarily due to the sale of portions of our international interactive business in Asia in the fourth quarter of 2024. North America Interactive segment revenues increased $10.0 million, or 21.5% for the three months ended June 30, 2025 compared to the same Predecessor period last year and were up 17% or $14.9 million for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to June 30, 2025 compared to the six months ended June 30, 2024, mainly due to the expanding iGaming and BallyBet sports presence in addition to our focus on productive marketing and optimizing our cost structure.

Gaming and Non-gaming Expenses

Gaming and non-gaming expenses for the Successor three months ended June 30, 2025 increased 1.8%, or $5.2 million, from $284.9 million in the three months ended June 30, 2024 (Predecessor) due to the increase in revenues year over year. Gaming and non-gaming expenses for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to June 30, 2025 compared to the six months ended June 30, 2024 were relatively flat, decreasing 2.1%, or $11.9 million, compared to the six months ended June 30, 2024.

General and Administrative

General and Administrative expense for the Successor three months ended June 30, 2025 increased 18.1% or $45.8 million, from $252.4 million in the three months ended June 30, 2024 (Predecessor).

General and Administrative expense for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to June 30, 2025 compared to the Predecessor six months ended June 30, 2024, increased 14.4% or $72.1 million, from $500.9 million. These increases in the respective quarter to date and year to date comparable periods were mainly attributable to additional costs for the Queen properties or $49.5 million and $76.7 million, respectively and costs incurred in connection with the Merger Agreement, $4.5 million and $30.1 million, respectively.

Depreciation and Amortization

Depreciation and Amortization expense for the Successor three months ended June 30, 2025 compared to the Successor three months ended June 30, 2024 decreased $7.1 million, or 8.9%. Depreciation and Amortization expense for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to June 30, 2025 decreased $97.0 million or 40.7% from $238.5 million for the Predecessor six months ended June 30, 2024. Quarter and year to date changes year over year are primarily due to the closure of our Tropicana Las Vegas property in the first quarter of 2024. The Company recorded $80.1 million of accelerated depreciation related to the closure in the first quarter of 2024.

Income (Loss) From Operations

The decrease in income (loss) from operations for the Successor three months ended June 30, 2025 and the Predecessor period from January 1, 2025 to February 7, 2025 of $8.0 million compared to the three months ended June 30, 2024 (Predecessor).

Other Income (Expense)

The $26.7 million decrease in other expense for the Successor three months ended June 30, 2025 compared to the three months ended June 30, 2024 (Predecessor) was primarily attributable to an increase in interest expense due to higher borrowings and interest rates of our borrowings year-over-year, offset by a $60.7 million gain related to the fair value of our investment in Intralot. The increase in other expense for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to June 30, 2025 compared to the Predecessor six months ended June 30, 2024 resulted from increased interest expense, as previously noted, and a $17.4 million loss on extinguishment of debt, offset by a $66.3 million gain related to the fair value of our investment in Intralot.

Provision (Benefit) for Income Taxes

During the period from February 8, 2025 to June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the six months ended June 30, 2024 (Predecessor), the Company recorded a provision for income tax of $88.3 million, $0.7 million, and $29.9 million, respectively. The effective tax rate for period from February 8, 2025 to June 30, 2025 (Successor), period from January 1, 2025 to February 7, 2025 (Predecessor), and the six months ended June 30, 2024 (Predecessor) was (83.69)%, (1.32)% and (14.63)%, respectively.

As of June 30, 2025 (Successor), the Company projects an annual tax provision relative to its pre-tax loss in the US due to the valuation allowance on interest, and a tax provision internationally relative to its pre-tax income, which results in a combined -99.0% annual effective tax rate, as the combined pre-tax income by jurisdiction is minimized.

Net Income (Loss) and Earnings (Loss) Per Share

Net loss for the Successor three months ended June 30, 2025 was $228.4 million compared to $60.2 million net loss for the Predecessor three months ended June 30, 2024. Net loss for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to June 30, 2025 was $244.9 million compared to $234.1 million in the Predecessor six months ended June 30, 2024. These changes were all primarily attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBITDAR by Segment

Adjusted EBITDA was $129.2 million for the Successor three months ended June 30, 2025 compared to $130.1 million for the three months ended June 30, 2024 (Predecessor). Adjusted EBITDA was $24.4 million for the Predecessor period from January 1, 2025 to February 7, 2025 and $212.5 million for the Successor period from February 8, 2025 to June 30, 2025 compared to $130.1 million for the six months ended June 30, 2024 (Predecessor).

Adjusted EBITDAR for the Casinos & Resorts segment was $106.0 million for the Successor three months ended June 30, 2025 compared to $99.8 million in the three months ended June 30, 2024 (Predecessor). Adjusted EBITDAR was $23.6 million for the Predecessor period from January 1, 2025 to February 7, 2025 and $177.5 million for the Successor period from February 8, 2025 to June 30, 2025 compared to $189.2 million in the six months ended June 30, 2024 (Predecessor). For the second quarter of 2025 Casino & Resorts improved compared to the same period last year with inclusion of our new Queen properties being partially offset by competitive market conditions most notably in Shreveport, Evansville, and Dover. Overall the competitive headwind is partially mitigated by our continued focus on operational efficiencies.

Adjusted EBITDAR for the International Interactive segment was $82.2 million for the Successor three months ended June 30, 2025 compared to $81.3 million for the three months ended June 30, 2024 (Predecessor) and was $28.9 million for the Predecessor period from January 1, 2025 to February 7, 2025 and $130.4 million for the Successor period from February 8, 2025 to June 30, 2025 compared to $164.8 million for the six months ended June 30, 2024 (Predecessor). Improvement in the second quarter 2025 compared to same period last year reflects the new Asia royalty business. Overall, revenue improved with lower expenses that are the result of our continued focus on costs and efficiencies with an improving FX landscape for our European markets.

Adjusted EBITDAR for the North America Interactive segment was $2.5 million for the Successor three months ended June 30, 2025 compared to Adjusted EBITDAR loss of $2.2 million in the three months ended June 30, 2024 (Predecessor). Adjusted EBITDAR loss of $5.7 million for the Predecessor period from January 1, 2025 to February 7, 2025 and Adjusted EBITDAR of $0.1 million for the Successor period from February 8, 2025 to June 30, 2025 compared to Adjusted EBITDAR loss of $11.3 million for the six months ended June 30, 2024 (Predecessor). Second quarter 2025 results compared to 2024 improved for the segment with the inclusion of the Queen’s sports business coupled with strong top-line growth in our iGaming and on-line sports betting business.

The following table presents segment Adjusted EBITDAR, which is our reportable segment GAAP measure and our primary measure for profit or loss for our reportable segments, and consolidated Adjusted EBITDA. The following table reconciles consolidated Adjusted EBITDA, which is a non-GAAP measure, to net income (loss), as derived from our financial statements (in thousands):

	Successor		Predecessor
(in thousands)	Three Months Ended June 30, 2025	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Adjusted EBITDAR
Casinos & Resorts	$105,967	$177,507	$23,554	$99,801	$189,219
International Interactive	82,205	130,400	28,940	81,292	164,824
North America Interactive	2,484	139	(5,661)	(2,196)	(11,310)
Corporate & Other	(17,506)	(27,209)	(6,774)	(17,098)	(32,819)
Total	173,150	280,837	40,059	161,799	309,914
Rent expense associated with triple net operating leases(1)	(43,904)	(68,320)	(15,669)	(31,737)	(63,384)
Adjusted EBITDA	129,246	212,517	24,390	130,062	246,530

Interest expense, net of interest income	(97,522)	(149,259)	(27,229)	(74,200)	(147,331)
Benefit (provision) for income taxes	(185,441)	(88,348)	(664)	1,501	(29,881)
Depreciation and amortization	(71,732)	(119,213)	(22,343)	(78,782)	(238,528)
Non-operating (income) expense(2)	60,882	48,628	(3,525)	3,127	2,130
Foreign exchange (loss) gain	(6,538)	(4,947)	194	983	3,799
Transaction costs(3)	(36,046)	(43,784)	(5,106)	(6,604)	(12,164)
Restructuring charges(4)	—	—	—	(376)	(18,989)
Tropicana Las Vegas demolition and closure costs(5)	(9,698)	(15,629)	(2,605)	(15,557)	(16,021)
Share-based compensation	(2,350)	(5,090)	(1,954)	(4,472)	(7,530)
Impairment charges(6)	—	—	—	(12,757)	(12,757)
Merger Agreement costs(7)	(4,546)	(20,421)	(11,233)	(1,219)	(1,989)
Other(8)	(4,691)	(8,374)	(949)	(1,902)	(1,379)
Net loss	$(228,436)	$(193,920)	$(51,024)	$(60,196)	$(234,110)
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
(6) Includes impairment charges on long-lived assets in the second quarter of 2024.
(7) Costs incurred in connection with the Company’s merger with Standard General.
(8) Other includes the following items: (i) non-routine legal expenses, contract termination charges, and settlement costs for matters outside the normal course of business, (ii) storm related insurance and business interruption recoveries, and (iii) other individually de minimis expenses.

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

Cash Flows Summary

	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025	Six Months Ended June 30, 2024
Net cash provided by (used in) operating activities	$58,799	$(80,186)	$39,699
Net cash used in investing activities	(163,552)	(17,697)	(87,602)
Net cash provided by financing activities	119,695	97,988	59,802
Effect of foreign currency on cash and cash equivalents and restricted cash	(4,941)	(457)	(2,812)
Net change in cash and cash equivalents and restricted cash	10,001	(352)	9,087
Cash and cash equivalents and restricted cash, beginning of period	230,902	231,254	315,262
Cash and cash equivalents and restricted cash, end of period	$240,903	$230,902	$324,349

Operating Activities

Net cash used in operating activities for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to June 30, 2025 was $21.4 million compared to $39.7 million net cash used in operating activities for the six months ended June 30, 2024 (Predecessor). Both the Successor and Predecessor periods were impacted by net income (loss) positions, depreciation and amortization and changes in working capital. The Successor period also incurred additional debt related costs, $17.4 million loss on extinguishment of debt and $35.5 million of amortization of debt discount and debt issuance costs, in connection with the Merger. Net cash used in operating activities for the three months ended June 30, 2024 (Predecessor) was $39.7 million and was driven by a $234.1 million net loss in the quarter coupled with $80.1 million of accelerated depreciation related to our Tropicana Las Vegas assets.

Investing Activities

Net cash used in investing activities for the Successor period from February 8, 2025 to June 30, 2025 of $163.6 million and the Predecessor period from January 1, 2025 to February 7, 2025 of $17.7 million, compared to $87.6 million of cash used in investing for the six months ended June 30, 2025 (Predecessor) was driven by an $83.7 million loan issuance in connection with our investment in the Star, coupled with an increase in capital expenditures, offset by cash paid for acquisitions, net of cash acquired.

Financing Activities

Net cash provided by financing activities for the Successor period February 8, 2025 to June 30, 2025 and the Predecessor period from January 1, 2025 to February 7, 2025 increased 264.0% or $157.9 million, from $59.8 million in the six months ended June 30, 2024 (Predecessor). This increase was mainly attributable to higher net issuance of long-term debt in the Successor period February 8, 2025 to June 30, 2025 and Predecessor period from January 1, 2025 to February 7, 2025 offset by cash paid for the Merger.

Capital Return Program

As of June 30, 2025, there was $95.5 million available for use under the capital return program, subject to limitations in our regulatory and debt agreements. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases.

We did not pay cash dividends during the Successor three months ended June 30, 2025, the Predecessor period from January 1, 2025 to February 7, 2025 nor the three months ended June 30, 2024 (Predecessor), nor do we currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.

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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments, and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility also includes certain financial covenants the Company is required to maintain throughout the term of the credit facility. These financial covenants include a provision where, in the event borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment, the Company is required to maintain a first lien secured indebtedness to Adjusted EBITDA ratio of 5.00 to 1.00. As of June 30, 2025, the Company was in compliance with all applicable covenants.

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

Operating Leases

The Company is committed under various operating lease agreements for real estate and property used in operations. Minimum rent payable under operating leases was $5.23 billion as of June 30, 2025, of which $121.5 million is due within the current year. Refer to Note 16 “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

GLPI Leases

As of June 30, 2025 (Successor), the Company leases certain properties from GLPI under two separate master lease agreements, the “Master Lease,” and the “Master Lease No. 2.” The Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties are leased under the terms of the “Master Lease” which requires combined initial minimum annual payments of $101.5 million. The Company’s Bally’s Kansas City and Bally’s Shreveport properties are leased under the terms of the “Master Lease No. 2” which requires combined initial minimum annual payments of $32.2 million. Both leases have an initial term of 15 years and include four, five-year options to renew and are subject to a minimum 1% annual escalation or greater escalation dependent on CPI.

Following the Merger, the Company also has a master lease agreement through Queen with GLPI, the “Queen Master Lease”, with The Queen Baton Rouge, The Belle of Baton Rouge, Casino Queen Marquette and DraftKings at Casino Queen properties being leased under the terms of the Queen Master Lease, which requires combined initial minimum annual payments of $31.7 million. The Queen Master Lease has an initial term of 15 years and include four, five-year options to renew and is subject to annual escalation.

In addition to the properties under the master leases explained above, the Company also entered into a lease with GLPI for the land associated with Tropicana Las Vegas. This lease has an initial term of 50 years, with the possibility of extending up to 99 years through renewal options, and requires initial minimum annual payments of $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. In 2024, the Company modified the lease and GLPI paid $48.6 million to the Company to fund the demolition of the building at the Tropicana Las Vegas site in exchange for increasing initial annual payments by $4.1 million, subject to a minimum 1% annual increase or greater based on CPI, for a total modified initial minimum annual payment of $14.6 million.

On July 17, 2025, the Company entered into the Chicago MLA, as described in Note 16 “Leases”, with GLP, that amended the existing ground lease for the property on which the Company plans to develop its Permanent Facility and a development agreement with GLP pursuant to which GLP has committed to advance up to $940 million for the payment of hard costs used to construct the Permanent Facility in exchange for increasing the amount of rent payable to GLP under the Chicago MLA.

The Chicago MLA has an initial term of 15 years and includes four, five-year options to renew and is subject to annual escalation. Annual rent under the Chicago MLA is $20 million, with additional rent equal to 8.5% of the GLP Development Advances that granted to the Company. The amended and restated ground lease will be accounted for as a lease modification event in the third quarter of 2025. The Company expects to begin drawing on the advance under the Chicago Development Agreement and thus incurring increased rent in the third quarter of 2025.

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

Capital expenditures for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to June 30, 2025 were $95.8 million compared to $63.8 million for the Predecessor six months ended June 30, 2025. For the Successor period from February 8, 2025 to June 30, 2025 and the Predecessor Period from January 1, 2025 to February 7, 2025, we continued our spending on our planned projects and maintenance at our casino properties, the most significant being our future Bally’s Chicago permanent facility.

Bally’s Twin River - In connection with our partnership with IGT, we have committed to invest $100 million in Bally’s Twin River over the term of our master contract, ending in 2043, with Rhode Island to expand the property and add additional amenities along with other capital improvements. As a major component of this, we have constructed and opened a 14,000 square foot Korean-style spa, and a 40,000 square foot casino expansion, both of which opened in the first half of 2023. Approximately $42.0 million of the committed investment remains as of June 30, 2025.

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

Other Contractual Obligations

Sponsorship Commitments - The Company has entered into several sponsorship agreements with various professional sports leagues and teams, allowing the Company use of official league marks for branding and promotions, among other rights. As of June 30, 2025, obligations related to these agreements were $114.3 million, with contracts extending through 2036.

Interactive Technology Partnerships - The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of June 30, 2025, the cumulative minimum obligation committed in these agreements is approximately $37.6 million, extending through 2029.

Other

As of June 30, 2025, the net aggregate available amount of capacity under the Shared Cap (as defined in the Note Purchase Agreement) was approximately $43 million, including the impact of $83 million used to fund the investment in The Star Entertainment Group Limited. We reached a definitive agreement with GLPI on finalizing the Chicago Development Agreement in July 2025 and have invoiced GLPI for reimbursement for $53M funds advanced by Bally’s for hard costs for the Chicago development project that Bally’s expects to be repaid this amount in the third quarter of 2025 to increase the Shared Cap available. The Development Agreement contemplates that construction funding for the Chicago development project will be primarily funded by GLPI until the full $940 million commitment amount is utilized.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements and foreign currency risk attributable to our operations outside of the US. Inflation generally affects us by increasing our cost of labor. Bally’s does not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three months ended June 30, 2024 (Predecessor).

Interest Rate Risk

As of June 30, 2025 (Successor), interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On June 30, 2025 (Successor), we had $2.13 billion of variable rate debt outstanding under our Term Loan and Revolving Credit Facilities and $1.99 billion of unsecured senior notes. Based upon a sensitivity analysis of our debt levels on June 30, 2025 (Successor), a hypothetical increase of 1% in the effective interest rate would cause an increase in interest expense of approximately $21.3 million over the next twelve months while a decrease of 1% in the effective interest rate, not to exceed the interest rate floor, would cause a decrease in interest expense of approximately $21.3 million over the same period.

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

We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor), and the three months ended June 30, 2024 (Predecessor).

Foreign Currency Risk

We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the US. A vast majority of our revenues are from the UK market and are conducted in British Pound Sterling (“GBP”) and are therefore susceptible to any movements in exchange rates between the GBP and US Dollar. Foreign currency transaction losses for the three months ended June 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three months ended June 30, 2024 (Predecessor) were $6.5 million, $0.2 million and $1.0 million, respectively. Movements in currency exchange rates could impact the translation of assets and liabilities of these foreign operations which are translated at the exchange rate in effect on the balance sheet date. We have utilized operational hedges or forward currency exchange rate contracts, as well as derivative financial instruments, such as cross currency swaps, to manage the impact of currency exchange rate fluctuations on earnings and cash flows.

ITEM 4.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures for the reporting period ended June 30, 2025 as such terms is defined in Rule 13a-15(f) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

As noted above, during the quarter ended March 31, 2025, the Company completed implementation and began using a new ERP system, which replaced its pre-existing operational and financial system. As a result of this implementation, the Company continued to modified certain existing internal controls over financial reporting and implemented new controls and procedures related to the new ERP system in the second quarter of 2025.

There have been no other changes in our internal control over financial reporting that occurred during the second quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

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

ITEM 5.    OTHER INFORMATION

During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.1*	Subscription Agreement, dated as of May 23, 2025, by and among the Company and The Star Entertainment Group Limited
10.2*	Subordination Deed Poll, dated as of May 23, 2025, by and among the Company and The Star Entertainment Group Limited
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Quarterly report on Form 10-Q for the quarter ended June 30, 2025, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 11, 2025.

BALLY’S CORPORATION

By:	/s/ VLADIMIRA MIRCHEVA
Vladimira Mircheva
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ ROBESON M. REEVES
Robeson M. Reeves
Chief Executive Officer
(Principal Executive Officer)