Form 10-Q
period 2025-09-30
Bally's Corp
filed 2025-11-12
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 31, 2025, the number of shares of the registrant’s $0.01 par value common stock outstanding was 49,162,136.
For additional information regarding the Company’s shares outstanding, refer to Note 16 “Stockholders’ Equity.”

BALLY’S CORPORATION

PART I.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements
BALLY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	Successor	Predecessor
	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$160,689	$171,233
Restricted cash	79,224	60,021
Accounts receivable, net	214,448	55,486
Inventory	22,611	19,317
Tax receivable	11,878	26,345
Prepaid expenses and other current assets	148,241	115,471
Total current assets	637,091	447,873
Property and equipment, net	980,910	630,702
Right of use assets, net	1,703,162	1,544,936
Goodwill	1,699,952	1,799,944
Intangible assets, net	1,875,317	1,307,343
Deferred tax asset	2,606	2,309
Other assets	655,889	127,030
Total assets	$7,554,927	$5,860,137
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$19,450	$19,450
Current portion of lease liabilities	93,195	65,827
Accounts payable	145,110	85,771
Accrued income taxes	9,210	25,468
Accrued and other current liabilities	665,731	481,292
Total current liabilities	932,696	677,808
Long-term debt, net	3,722,621	3,299,323
Long-term portion of lease liabilities	1,793,549	1,554,479
Deferred tax liability	446,916	118,214
Other long-term liabilities	137,246	179,411
Total liabilities	7,033,028	5,829,235
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 shares authorized; 49,131,302 (Successor) and 40,787,007 (Predecessor) shares issued; 49,131,302 (Successor) and 40,787,007 (Predecessor) shares outstanding)	490	408
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	751,804	1,414,410
Accumulated deficit	(296,832)	(1,123,649)
Accumulated other comprehensive income (loss)	66,085	(260,267)
Total Bally’s Corporation stockholders’ equity	521,547	30,902
Non-controlling interest	352	—
Total stockholders’ equity	521,899	30,902
Total liabilities and stockholders’ equity	$7,554,927	$5,860,137

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Successor		Predecessor
	Three Months Ended September 30, 2025	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue:
Gaming	$544,507	$1,415,917	$185,767	$523,906	$1,564,714
Non-gaming	119,209	274,027	34,731	106,068	305,399
Total revenue	663,716	1,689,944	220,498	629,974	1,870,113

Operating costs and expenses:
Gaming	242,664	618,223	87,994	234,908	707,222
Non-gaming	49,237	126,351	16,526	51,328	148,152
General and administrative	292,455	751,044	114,401	273,593	774,448
Loss on sale-leaseback	—	—	—	150,000	150,000
Depreciation and amortization	78,371	197,584	22,343	77,800	316,328
Total operating costs and expenses	662,727	1,693,202	241,264	787,629	2,096,150
Income (loss) from operations	989	(3,258)	(20,766)	(157,655)	(226,037)

Other (expense) income:
Interest expense, net	(105,866)	(255,125)	(27,229)	(73,975)	(221,306)
Other non-operating (expense) income, net	(42,632)	5,302	(2,365)	(49,854)	(38,370)
Total other expense, net	(148,498)	(249,823)	(29,594)	(123,829)	(259,676)

Loss before income taxes	(147,509)	(253,081)	(50,360)	(281,484)	(485,713)
(Benefit) provision for income taxes	(41,310)	47,038	664	(33,629)	(3,748)
Net loss	$(106,199)	$(300,119)	$(51,024)	$(247,855)	$(481,965)
Less: Net loss attributable to non-controlling interest	(3,287)	(3,287)	—	—	—
Net loss attributable to Bally’s Corporation	$(102,912)	$(296,832)	$(51,024)	$(247,855)	$(481,965)

Basic loss per share	$(1.70)	$(4.90)	$(1.05)	$(5.10)	$(9.96)
Weighted average common shares outstanding - basic	60,636	60,628	48,743	48,596	48,405
Diluted loss per share	$(1.70)	$(4.90)	$(1.05)	$(5.10)	$(9.96)
Weighted average common shares outstanding - diluted	60,636	60,628	48,743	48,596	48,405

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(In thousands)

	Successor		Predecessor
	Three Months Ended September 30, 2025	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net loss	$(106,199)	$(300,119)	$(51,024)	$(247,855)	$(481,965)
Other comprehensive income (loss):
Foreign currency translation adjustments	(22,480)	123,002	(13,097)	150,021	103,342
Net unrealized derivative gain (loss) on cash flow hedges, net of tax	733	(19,095)	968	(41,967)	(27,380)
Net unrealized derivative gain (loss) on net investment hedges, net of tax	14,453	(37,822)	2,686	(23,903)	(6,649)
Other comprehensive income (loss)	(7,294)	66,085	(9,443)	84,151	69,313
Total comprehensive loss	$(113,493)	$(234,034)	$(60,467)	$(163,704)	$(412,652)

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
(In thousands, except share data)

Predecessor
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares Issued and Outstanding	Amount
Balance as of December 31, 2024	40,787,007	$408	$1,414,410	$—	$(1,123,649)	$(260,267)	$—	$30,902
Issuance of restricted stock and other stock awards	19,660	—	(76)	—	—	—	—	(76)
Share-based compensation	—	—	1,954	—	—	—	—	1,954
Other comprehensive loss	—	—	—	—	—	(9,443)	—	(9,443)
Net loss	—	—	—	—	(51,024)	—	—	(51,024)
Balance as of February 7, 2025 (Predecessor)	40,806,667	$408	$1,416,288	$—	$(1,174,673)	$(269,710)	$—	$(27,687)

Successor
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares Issued and Outstanding	Amount
Balance as of February 8, 2025 (Successor)	71,258,763	$712	$1,171,824	$—	$—	$—	$—	$1,172,536
Share repurchases	(22,804,384)	(228)	(420,114)	—	—	—	—	(420,342)
Issuance of restricted stock and other stock awards	557,417	5	(5,132)	—	—	—	—	(5,127)
Bally’s Chicago Inc. Issuance	—	—	—	—	—	—	12,361	12,361
Share-based compensation	—	—	2,740	—	—	—	—	2,740
Other comprehensive income	—	—	—	—	—	12,163	—	12,163
Net income	—	—	—	—	34,516	—	—	34,516
Balance as of March 31, 2025 (Successor)	49,011,796	$489	$749,318	$—	$34,516	$12,163	$12,361	$808,847
Issuance of restricted stock and other stock awards	108,301	1	(225)	—	—	—	—	(224)
Share-based compensation	—	—	2,350	—	—	—	—	2,350
Other	—	—	(1,314)	—	—	—	—	(1,314)
Other comprehensive income	—	—	—	—	—	61,216	—	61,216
Net loss	—	—	—	—	(228,436)	—	—	(228,436)
Balance as of June 30, 2025 (Successor)	49,120,097	$490	$750,129	$—	$(193,920)	$73,379	$12,361	$642,439
Issuance of restricted stock and other awards	11,205	—	(263)	—	—	—	—	(263)
Share-based compensation	—	—	1,938	—	—	—	—	1,938
Bally’s Chicago Inc. Issuance	—	—	—	—	—	—	(8,722)	(8,722)
Other comprehensive loss	—	—	—	—	—	(7,294)	—	(7,294)
Net loss	—	—	—	—	(102,912)	—	(3,287)	(106,199)
Balance as of September 30, 2025 (Successor)	49,131,302	$490	$751,804	$—	$(296,832)	$66,085	$352	$521,899

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
(In thousands, except share data)

Predecessor
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of December 31, 2023 (Predecessor)	39,973,202	$400	$1,400,479	$—	$(555,895)	$(209,558)	$428	$635,854
Issuance of restricted stock and other stock awards	423,805	4	(2,778)	—	—	—	—	(2,774)
Share-based compensation	—	—	3,058	—	—	—	—	3,058
Settlement of consideration	86,368	1	(125)	—	—	—	—	(124)
Other	—	—	1,750	—	—	—	—	1,750
Other comprehensive loss	—	—	—	—	—	(14,045)	—	(14,045)
Net loss	—	—	—	—	(173,914)	—	—	(173,914)
Balance as of March 31, 2024 (Predecessor)	40,483,375	$405	$1,402,384	$—	$(729,809)	$(223,603)	$428	$449,805
Issuance of restricted stock and other stock awards	135,981	1	262	—	—	—	—	263
Share-based compensation	—	—	4,472	—	—	—	—	4,472
Other comprehensive loss	—	—	—	—	—	(793)	—	(793)
Net loss	—	—	—	—	(60,196)	—	—	(60,196)
Balance as of June 30, 2024 (Predecessor)	40,619,356	$406	$1,407,118	$—	$(790,005)	$(224,396)	$428	$393,551
Issuance of restricted stock and other stock awards	33,990	—	(103)	—	—	—	—	(103)
Share-based compensation	—	—	4,099	—	—	—	—	4,099
Other comprehensive income	—	—	—	—	—	84,151	—	84,151
Net loss	—	—	—	—	(247,855)	—	—	(247,855)
Balance as of September 30, 2024 (Predecessor)	40,653,346	$406	$1,411,114	$—	$(1,037,860)	$(140,245)	$428	$233,843

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Nine Months Ended September 30, 2024
Cash flows from operating activities:
Net loss	$(300,119)	$(51,024)	$(481,965)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	197,584	22,343	316,328
Non-cash amortization of right of use assets	57,902	7,228	43,546
Share-based compensation	7,028	1,954	11,629
Impairment charges	—	—	12,757
Non-cash amortization of debt discount and debt issuance costs	58,286	1,004	8,730
Loss on sale-leaseback	—	—	150,000
Loss on extinguishment of debt	17,372	—	—
Deferred income taxes	17,174	(3,010)	(9,401)
Change in fair value of fair value option assets	(55,598)	—	—
(Income) loss from equity method investments	(7,877)	594	284
Foreign exchange (gain) loss	37,044	(194)	26,447
Other operating activities	23,838	3,511	23,507
Changes in operating assets and liabilities	(82,444)	(62,592)	(25,685)
Net cash provided by (used in) operating activities	(29,810)	(80,186)	76,177
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	21,233	—	208
Proceeds from net investment hedges	—	—	3,274
Cash paid for shares in Intralot	(13,799)	—	—
Cash paid for The Star Investment	(83,720)	—	—
Capital expenditures	(130,155)	(16,424)	(155,757)
Cash paid for capitalized software	(26,087)	(2,315)	(36,134)
Acquisition of gaming licenses	(2,000)	—	(1,657)
Other investing activities	(1,182)	1,042	(1,015)
Net cash used in investing activities	(235,710)	(17,697)	(191,081)
Cash flows from financing activities:
Issuance of long-term debt	1,275,000	97,000	310,000
Repayments of long-term debt	(591,349)	(10,000)	(309,588)
Deferred payables	42,249	11,064	81,666
Cash paid for repurchased shares	(416,180)	—	—
Payment of financing fees	(21,326)	—	—
Bally’s Chicago Inc. issuance	18,132	—	—
Other financing activities	(5,619)	(76)	(6,372)
Net cash provided by financing activities	300,907	97,988	75,706
Effect of foreign currency on cash and cash equivalents and restricted cash	(26,376)	(457)	4,472
Net change in cash and cash equivalents and restricted cash	9,011	(352)	(34,726)
Cash and cash equivalents and restricted cash, beginning of period	230,902	231,254	315,262
Cash and cash equivalents and restricted cash, end of period	$239,913	$230,902	$280,536

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Nine Months Ended September 30, 2024
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$243,341	$39,069	$256,161
Income taxes paid, net of refunds	44,084	(73)	9,342
Non-cash investing and financing activities:
Unpaid property and equipment	$7,587	$15,772	$23,083
Unpaid capitalized software	1,685	6,158	2,040
Consideration issued for the Company Merger	955,647	—	—
Consideration issued for the Queen Merger	555,751	—	—
Consideration receivable from sale of assets to GLP	134,790	—	—
Intralot shares received as settlement of loan receivable	46,905	—	—

	Successor	Predecessor
	September 30,	February 7,	December 31,
Reconciliation of cash and cash equivalents and restricted cash:	2025	2025	2024
Cash and cash equivalents	$160,689	$173,549	$171,233
Restricted cash	79,224	57,353	60,021
Total cash and cash equivalents and restricted cash	$239,913	$230,902	$231,254

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

Refer to Note 18 “Segment Reporting” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Agreement and Plan of Merger

On February 7, 2025, the Company completed the previously announced transactions under the Agreement and Plan of Merger (as amended, the “Merger Agreement”) with SG Parent LLC, a Delaware limited liability company (“Parent”), The Queen Casino & Entertainment, Inc., a Delaware corporation and affiliate of Parent (“Queen”), Epsilon Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub I”), Epsilon Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub II”, and together with the Company and Merger Sub I, the “Company Parties”), and, solely for purposes of specified provisions thereof, SG CQ Gaming LLC, a Delaware limited liability company (“SG Gaming” and together with Parent and Queen, the “Buyer Parties”). As a result of the transactions, at closing, Parent and its affiliates beneficially owned 73.8% of the issued and outstanding Company common stock.

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

As described in Note 1, “General Information”, the Company completed the Merger with Queen on February 7, 2025 (the “Closing”), with Queen surviving the Merger as a wholly-owned subsidiary of the Company. The Parent and its affiliates maintained a controlling financial interest, as defined by ASC 810, in Queen before and after the Merger, and in the Company upon consummation of the Merger. The Merger with Queen was accounted for as a transaction between entities under common control because the Parent and its affiliates contributed a wholly owned subsidiary into the Company, which became a controlled subsidiary of the Parent and its affiliates upon consummation of the merger. The Company has elected to push down its Parent’s basis in its net assets into its unaudited condensed consolidated financial statements, and as a result, unless the context otherwise requires, the “Company,” for periods prior to the Closing refers to Bally’s (“Predecessor”), and for the periods after the Closing refers to the combined Company of Bally’s and Queen (“Successor” or the “Company”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and the Successor are not directly comparable. As Bally’s was deemed to be the predecessor entity, the historical financial statements of Bally’s became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of Bally’s prior to the Merger and (ii) the combined results of the Company following the Closing. The accompanying unaudited condensed consolidated financial statements include a Predecessor period, which includes the period through February 7, 2025 concurrent with the Merger, and a Successor period from February 8, 2025 through September 30, 2025. A black line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For the three months ended September 30, 2025 (Successor) and period from February 8, 2025 to September 30, 2025 (Successor), revenue for Queen was $58.6 million and $154.6 million, respectively and net income was $17.1 million and $71.9 million, respectively.

Equity Method Investments

In 2025, following the Queen merger, the Company has an investment in Intralot S.A. Integrated Lottery Systems and Services (“Intralot”), a Greek publicly listed company on the Athens Stock Exchange, that supplies integrated gaming and transaction processing systems, game content, sports betting management and interactive gaming services to state-licensed gaming and lottery organizations worldwide. The total initial investment represented approximately 26.86% of the outstanding shares of Intralot. During the three months ended June 30, 2025 (Successor), an existing loan receivable was settled by payment to the Company of 34.3 million shares of Intralot. On June 30, 2025, the Company also purchased 4.8 million additional shares of Intralot for €1.06 per share. These transactions triggered a mandatory tender offer obligation for the remaining outstanding shares of Intralot. During the three months ended September 30, 2025, the mandatory tender offer was completed and the Company acquired an additional 6.1 million shares of Intralot, bringing the Company’s total ownership in Intralot to 34.35% of the outstanding shares. The investment is accounted for as an equity method investment under the fair value option as the Company believes this best depicts the economics of the investment. Subsequent to the end of the quarter, the Company acquired a controlling stake in Intralot. Refer to Note 20 “Subsequent Events” for further information.

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

The Company also has other investments in unconsolidated subsidiaries, which are accounted for using equity method accounting. The Company records its share of net income or loss and changes in fair value for equity method investments accounted for under the fair value option within Other non-operating (expense) income, net in the condensed consolidated statements of operations. Refer to Note 4 “Consolidated Financial Information” for further information.

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

As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), consolidated VIEs had total assets of $247.7 million and $263.9 million, respectively, and total liabilities of $38.6 million and $27.9 million, respectively. Consolidated VIEs had total revenue of $4.8 million and $40.9 million for the three months ended September 30, 2025 (Successor) and September 30, 2024 (Predecessor), respectively, and total revenue of $16.8 million, $3.7 million and $149.4 million for the period from February 8, 2025 to September 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor), respectively.

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

On August 14, 2025, Bally’s Chicago, Inc. completed its public offering and concurrent private placement, whereby additional shares of Class A-1, A-2, A-3 and A-4 were issued for total consideration of $5.8 million, net of $0.3 million of issuance costs. As of September 30, 2025 (Successor), the Company’s non-controlling interest in Bally’s Chicago, Inc. is 10.5%. Net loss attributable to non-controlling interest was $3.3 million for the three and nine months ended September 30, 2025 (Successor).

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

Following shareholder approval obtained on June 25, 2025, the Company funded an additional principal amount of A$66.7 million in subordinated debt on June 27, 2025 (together with the A$44.4 million, the “Subordinated Notes”). As of September 30, 2025, the outstanding principal balance on the Subordinated Notes and Convertible Notes were A$111.1 million and A$22.2 million, respectively.

The remainder of the Company’s A$66.7 million commitment (the “Forward Obligation”) was funded on October 9, 2025 in the form of subordinated debt. Upon regulatory approval of the Investment, the Subordinated Notes will settle into the Convertible Notes on a cashless basis. Both the Convertible Notes and Subordinated Notes mature on July 2, 2029, and bear interest at an annual rate of 9%, paid in-kind and compounded quarterly. The Star may elect to settle accrued interest in cash or by issuing its ordinary shares. The Company can convert the principal amount of the Convertible Notes into ordinary shares of The Star at any time once regulatory approval has been received at a conversion price of A$0.08 per share. The Company accounts for the instruments funded to date, along with the embedded derivatives associated with their conversion and redemption features, by utilizing the fair value option under ASC 825, Financial Instruments, as the Company believes this best depicts the economics of the investment. Refer to Note 12 “Fair Value Measurements” for further information.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash includes player deposits, payment service provider deposits, and VLT and table games related cash payables to certain states where we operate, which are unavailable for the Company’s use.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	Successor	Predecessor
	September 30,	December 31,
(in thousands)	2025	2024
Amounts due from GLPI(1)	$134,790	$—
Amounts due from Rhode Island and Delaware(2)	15,993	14,135
Gaming receivables	36,100	20,700
Non-gaming receivables	34,394	27,803
Accounts receivable	221,277	62,638
Less: Allowance for credit losses	(6,829)	(7,152)
Accounts receivable, net	$214,448	$55,486
__________________________________
(1)    Represents amounts due from GLPI related to the development of the Company’s future permanent casino resort in Chicago. Refer to Note 15 “Leases” for further information.
(2)    Represents the Company’s share of VLT and table games revenue for Bally’s Twin River and Bally’s Tiverton due from the State of Rhode Island and for Bally’s Dover from the State of Delaware.

Deferred Payables

In order to execute on its strategy of improving working capital efficiency, the Company will, from time to time, participate in trade finance or deferred payable initiatives, including programs that may securitize or accelerate liquidity realized from receivables, or alternatively extend trade terms with certain suppliers or vendors. In certain cases, where the Company is not able to extend payment terms directly with suppliers or vendors, the Company will consider deferred payable solutions that simulate such trade term extensions. These solutions generally involve entering into exchange agreements with intermediary institutions who will make payments to the supplier or vendor within the original terms on behalf of the Company, in exchange for a new bill with terms that conform to the Company’s payment policy of net 90 days. The Company will then pay the new bill to the intermediary institutions, inclusive of any embedded premium, which the Company records as Interest expense, net, within three months or less. Amounts outstanding under these deferred payable arrangements were $125.4 million and $72.8 million as of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), respectively, and are included in Accrued and other current liabilities on the condensed consolidated balance sheets.

For the three months ended September 30, 2025 (Successor) and September 30, 2024 (Predecessor), the Company borrowed $125.5 million and $82.5 million, respectively under these deferred payable arrangements. For the period from February 8, 2025 to September 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor), the Company borrowed $231.6 million, $79.6 million and $184.8 million, respectively, under these deferred payable arrangements. For the three months ended September 30, 2025 (Successor) and September 30, 2024 (Predecessor), the Company repaid $87.9 million and $61.7 million, respectively. For the period from February 8, 2025 to September 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor) the Company repaid $189.4 million and $68.5 million and $103.1 million, respectively.

For the three months ended September 30, 2025 (Successor) and September 30, 2024 (Predecessor), the Company incurred $2.1 million and $1.7 million, respectively, of interest expense under these arrangements. For the period from February 8, 2025 to September 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor), the Company incurred $5.8 million, $0.5 million and 3.9 million, respectively, of interest expense under these arrangements.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses, including production and agency fees of campaigns, for the three months ended September 30, 2025 (Successor) and September 30, 2024 (Predecessor) was $3.0 million and $3.5 million, respectively. Advertising expenses, including production and agency fees of campaign, for the period from February 8, 2025 to September 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor) was $7.1 million, $0.9 million, and $13.2 million respectively. The above advertising expenses are included in General and administrative on the condensed consolidated statements of operations. Additionally, the Company incurred certain advertising and marketing costs directly associated with the Company’s iGaming products and services of $39.4 million for both the three months ended September 30, 2025 (Successor) and September 30, 2024 (Predecessor), respectively and $89.0 million, $12.6 million and $132.6 million during the period from February 8, 2025 to September 30, 2025 (Successor), period from January 1, 2025 to February 7, 2025 (Predecessor), and the nine months ended September 30, 2024 (Predecessor), respectively. These costs are included within Gaming expenses in the condensed consolidated statements of operations.

Share-Based Compensation

The Company recognized total share-based compensation expense of $1.9 million and $4.1 million for the three months ended September 30, 2025 (Successor) and September 30, 2024 (Predecessor), and $7.0 million, $2.0 million and $11.6 million for the period from February 8, 2025 to September 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor), respectively. The total income tax benefit for share-based compensation arrangements was $0.5 million and $1.1 million for the three months ended September 30, 2025 (Successor) and September 30, 2024 (Predecessor), and $1.9 million, $0.5 million and $3.0 million for the period from February 8, 2025 to September 30, 2025 (Successor) the period from January 1, 2025 to February 7, 2025 (Predecessor), and the nine months ended September 30, 2024 (Predecessor), respectively.

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

Bally’s Chicago Service Agreements

The Company is party to various agreements relating to the operations of certain services at the Company’s Bally’s Chicago Casino facilities (the “Bally’s Chicago Services Agreements”), including a long-term management agreement with a provider to operate and manage certain hospitality services at its permanent casino and resort upon opening. The Company expects to receive $50.0 million towards the construction and build out of certain casino facilities related to such services, payable in installments over 2 years, subject to certain conditions precedent (the “Bally’s Chicago Construction Investments”). Under the aforementioned hospitality services agreement, the Company received $4.4 million of Bally’s Chicago Construction Investments in the third quarter of 2025. The Bally’s Chicago Construction Investments are recorded in “Other long-term liabilities” and will be amortized as a reduction of Non-gaming operating costs and expenses over the contract term upon commencement of operations at the permanent casino and resort. Upon commencement of the management services, the Company will pay a management fee and a share of net receipts to the providers, as applicable, which will be recognized as Non-gaming operating costs and expenses as incurred.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Provision for Income Taxes

During the three months ended September 30, 2025 (Successor) and the three and nine months ended September 30, 2024 (Predecessor), the Company recorded a benefit for income tax of $41.3 million, $33.6 million and $3.7 million, respectively. For the period from February 8, 2025 to September 30, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), the Company recorded a provision of $47.0 million and $0.7 million, respectively. The effective tax rate for three months ended September 30, 2025 (Successor) and September 30, 2024 (Predecessor) was 28.0% and 11.9%, respectively. The effective tax rate for the period from February 8, 2025 to September 30, 2025 (Successor), period from January 1, 2025 to February 7, 2025 (Predecessor), and the nine months ended September 30, 2024 (Predecessor) was (18.6)%, (1.3)%, and 0.8%, respectively.

As of September 30, 2025 (Successor), the Company projects an annual tax provision relative to its pre-tax loss in the US due to the valuation allowance on interest, the $10.5 million discrete benefit of the One Big Beautiful Bill in the third quarter of 2025, and a tax provision internationally relative to its pre-tax income, which results in a combined (19)% annual effective tax rate, as the combined pre-tax income by jurisdiction is minimized.

3.    RELATED PARTY TRANSACTIONS

The Company holds a warrant, representing a 19.99% fully diluted equity interest in the Carved-Out Business, which as a result is an unconsolidated entity accounted for under the equity method and is considered to be a related party under ASC 850, Related Party Disclosures.

Revenues generated from this equity method investee are included in Non-gaming revenue and were $4.8 million, $16.8 million and $3.7 million for the three months ended September 30, 2025 (Successor), the period from February 8, 2025 to September 30, 2025 (Successor), and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively. There was no revenue generated from this equity method investee during the three and nine months ended September 30, 2024 (Predecessor).

Receivables from this equity method investee are included in Accounts receivable, net and were $4.3 million and $1.1 million as of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), respectively.

In connection with the disposal of the Carved-Out Business, the Company entered into a seven-year term loan with the Buyer for a principal amount of €30 million, subject to applicable interest. As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), the Company had a loan receivable of approximately $32.4 million and $31.2 million, respectively, included in Other assets within the condensed consolidated balance sheets. The Company recorded interest income of $0.6 million, $1.8 million and $0.3 million, respectively, for the three months ended September 30, 2025 (Successor), the period from February 8, 2025 to September 30, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), included within Interest expense, net in the condensed consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.    CONSOLIDATED FINANCIAL INFORMATION

General and Administrative Expense

Amounts included in General and administrative were as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended September 30, 2025	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Advertising, general and administrative	$262,601	$677,430	$100,969	$257,540	$713,963
Acquisition and integration	28,606	51,945	2,199	7,319	18,016
Merger costs	1,248	21,669	11,233	9,802	11,791
Restructuring charges, net(1)	—	—	—	(1,068)	17,921
Impairment charges	—	—	—	—	12,757
Total general and administrative	$292,455	$751,044	$114,401	$273,593	$774,448
__________________________________
(1)    Includes $0.3 million and $20.0 million of employee-related severance costs within the Company’s Casinos & Resorts reportable segment related to the closure of its Tropicana Las Vegas casino on April 4, 2024 and immaterial adjustments within the International Interactive and North America Interactive reportable segments related to the 2023 interactive technology restructuring initiatives. There was no restructuring liability as of September 30, 2025 (Successor) and December 31, 2024 (Predecessor) on the condensed consolidated balance sheets.

Other Non-Operating (Expense) Income, Net

Amounts included in Other non-operating (expense) income, net were as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended September 30, 2025	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Loss on extinguishment of debt	$—	$(17,372)	$—	$—	$—
Change in value of performance warrants	—	—	(1,180)	(16,932)	(10,615)
(Loss) gain on fair value of fair value option assets	(10,669)	55,598	—	—	—
Net income (loss) from equity method investments	6,413	7,877	(594)	(1,073)	(284)
Foreign exchange gain (loss)	(32,097)	(37,044)	194	(30,246)	(26,447)
Other, net	(6,279)	(3,757)	(785)	(1,603)	(1,024)
Total other non-operating income (expense), net	$(42,632)	$5,302	$(2,365)	$(49,854)	$(38,370)

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Interest Expense, Net

Amounts included in interest expense, net were as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended September 30, 2025	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Interest income	$4,982	$10,321	$(1)	$6,296	$17,317
Interest expense	(110,848)	(265,446)	(27,228)	(80,271)	(238,623)
Total interest expense, net	$(105,866)	$(255,125)	$(27,229)	$(73,975)	$(221,306)

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) The amendments in this update are intended to simplify the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendments in this update are effective for annual reporting periods after December 15, 2027. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The estimated retail value related to goods and services provided to customers without charge or upon redemption under the Company’s player loyalty programs included in departmental revenues, and therefore reducing gaming revenues, are as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended September 30, 2025	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Hotel	$20,088	$49,527	$7,098	$22,697	$63,603
Food and beverage	21,924	51,241	7,559	21,467	61,982
Retail, entertainment and other	1,764	9,440	713	2,517	7,387
	$43,776	$110,208	$15,370	$46,681	$132,972
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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables provide a disaggregation of revenue by segment (in thousands):

Three Months Ended September 30, 2025 (Successor)	Casinos & Resorts	International Interactive	North America Interactive	Corporate & Other	Total
Gaming	$301,541	$209,605	$33,361	$—	$544,507
Non-gaming:
Hotel	38,406	—	—	—	38,406
Food and beverage	35,883	—	—	—	35,883
Licensing	—	5,480	—	—	5,480
Retail, entertainment and other	20,230	—	16,545	2,665	39,440
Total non-gaming revenue	94,519	5,480	16,545	2,665	119,209
Total revenue	$396,060	$215,085	$49,906	$2,665	$663,716
Period from February 8, 2025 to September 30, 2025 (Successor)
Gaming	$785,933	$513,201	$116,783	$—	$1,415,917
Non-gaming:
Hotel	90,833	—	—	—	90,833
Food and beverage	90,965	—	—	—	90,965
Licensing	—	17,409	—	—	17,409
Retail, entertainment and other	48,513	3,291	17,182	5,834	74,820
Total non-gaming revenue	230,311	20,700	17,182	5,834	274,027
Total revenue	$1,016,244	$533,901	$133,965	$5,834	$1,689,944
Period from January 1, 2025 to February 7, 2025 (Predecessor)
Gaming	$95,984	$74,849	$14,934	$—	$185,767
Non-gaming:
Hotel	11,006	—	—	—	11,006
Food and beverage	11,304	—	—	—	11,304
Licensing	—	3,720	—	—	3,720
Retail, entertainment and other	6,005	416	2,007	273	8,701
Total non-gaming revenue	28,315	4,136	2,007	273	34,731
Total revenue	$124,299	$78,985	$16,941	$273	$220,498
Three Months Ended September 30, 2024 (Predecessor)
Gaming	$256,234	$228,693	$38,979	$—	$523,906
Non-gaming:
Hotel	41,672	—	—	—	41,672
Food and beverage	35,403	—	—	—	35,403
Retail, entertainment and other	20,049	2,244	5,142	1,558	28,993
Total non-gaming revenue	97,124	2,244	5,142	1,558	106,068
Total revenue	$353,358	$230,937	$44,121	$1,558	$629,974
Nine Months Ended September 30, 2024 (Predecessor)
Gaming	$762,197	$687,109	$115,408	$—	$1,564,714
Non-gaming:
Hotel	118,026	—	—	—	118,026
Food and beverage	103,478	—	—	—	103,478
Retail, entertainment and other	55,037	7,907	14,780	6,171	83,895
Total non-gaming revenue	276,541	7,907	14,780	6,171	305,399
Total revenue	$1,038,738	$695,016	$130,188	$6,171	$1,870,113

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contract Assets and Contract Related Liabilities

The Company’s receivables related to contracts with customers are primarily comprised of marker balances, interactive platform business-to-business service receivables, other amounts due from gaming activities, amounts due for hotel stays and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers were $56.6 million and $41.3 million as of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), respectively.

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

Unpaid wagers include the Company’s outstanding chip liability and unpaid slot, pari-mutuel and sports betting tickets.

Liabilities related to contracts with customers as of September 30, 2025 (Successor) and December 31, 2024 (Predecessor) were as follows:

	Successor	Predecessor
	September 30,	December 31,
(in thousands)	2025	2024
Unpaid wagers	$37,322	$32,992
Advanced deposits from customers	27,712	26,141
Loyalty programs	10,074	12,167
Total	$75,108	$71,300

The Company recognized $5.8 million and $7.1 million for three months ended September 30, 2025 (Successor) and September 30, 2024 (Predecessor), respectively, of revenue related to loyalty program redemptions. The Company recognized $14.4 million, $2.2 million and $22.6 million, respectively, of revenue related to loyalty program redemptions for the period from February 8, 2025 to September 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor).

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The preliminary allocation of the purchase price is as follows:

	As of February 7, 2025
(in thousands)	Preliminary as of February 7, 2025	Year to Date Adjustments	Preliminary as of September 30, 2025
Cash and cash equivalents	$173,550	$—	$173,550
Restricted cash	57,352	—	57,352
Other current assets	210,447	—	210,447
Property and equipment	1,065,486	(4,745)	1,060,741
Right of use assets	1,692,346	17,215	1,709,561
Goodwill	1,555,354	10,995	1,566,349
Intangible assets	1,866,963	(7,542)	1,859,421
Other assets	131,457	(1,864)	129,593
Total current liabilities	(548,702)	—	(548,702)
Lease liabilities	(1,823,153)	(17,215)	(1,840,368)
Long-term debt	(2,914,688)	—	(2,914,688)
Other long-term liabilities	(510,765)	3,156	(507,609)
Net assets acquired	$955,647	$—	$955,647

The purchase consideration has been allocated to the tangible and identifiable intangible assets and liabilities based upon their estimated fair values as of the acquisition date, with the excess of the purchase consideration over the aggregate net fair values recorded as goodwill, which is not deductible for tax purposes. Accounts receivable, other assets, current liabilities and inventories were stated at their historical carrying value, which approximates fair value given the short-term nature of these assets and liabilities. The estimate of fair value for property and equipment and owned real property was based on an assessment of the assets' condition as well as an evaluation of the current market value of such assets. The fair value of leasehold interests were estimated based on evaluating contractual rent payments relative to market rent giving consideration to the Company’s capitalization rates and rent coverage ratios, under the income method or by estimating the fee simple value and estimated rate of return, depending on the nature of the underlying leasehold interest. In connection with remeasuring the Company’s lease liabilities, unfavorable off-market components of $130.8 million were recognized as a decrease to the Company’s right of use assets, and will be amortized as a reduction of lease expense on a straight line basis over the remaining lease term.
The Company recorded intangible assets based on estimates of fair value which consisted of the following:

	Valuation Approach	Estimated Useful Life (in years)	Estimated Fair Value
Gaming licenses	Greenfield/Replacement Cost method	2-18	$750,978
Customer relationships	Multi-Period Excess Earnings/ Replacement Cost method	1-7	349,834
Developed technology	Relief from royalty method	5	253,200
Trade names	Relief from royalty method	12	74,700
Intellectual property license	Relief from royalty method	7	141,000
Other amortizing intangibles	Various methods	1-22	8,209
Indefinite lived trade name	Relief from royalty method	Indefinite	281,500
Total fair value of intangible assets			$1,859,421

The valuation of intangible assets was determined using income approach methodologies including the Greenfield method, multi-period excess earnings method, relief from royalty method, and the replacement cost method. Level 3 inputs used in estimating future cash flows included terminal growth rates of 3%, royalty rates between 2% and 19%, discount rates between 11% and 15%, operating cash flows, estimated construction costs, and pre-opening expenses, among others. The projected future cash flows are discounted to present value using an appropriate discount rate.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The estimated fair values were based on assumptions that the Company believes are reasonable. As of September 30, 2025 (Successor), the Company is in the process of completing its valuation of tangible and intangible assets and the allocation of the purchase price to the assets acquired and liabilities assumed, including the allocation of goodwill to reporting units, which will be completed once the valuation process has been finalized.

The Company incurred $1.2 million and $9.8 million of transaction related expenses for the three months ended September 30, 2025 (Successor) and September 30, 2024 (Predecessor), respectively. The Company incurred $21.7 million, $11.2 million and $11.8 million of transaction-related expenses for the period from February 8, 2025 to September 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor), and the nine months ended September 30, 2024 (Predecessor), respectively. Transaction-related expenses were incurred in connection with the Merger and are primarily related to legal and professional fees, which have been included in General and administrative in the condensed consolidated statements of operations.

8.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), prepaid expenses and other current assets was comprised of the following:

	Successor	Predecessor
	September 30,	December 31,
(in thousands)	2025	2024
Services and license agreements	$44,419	$43,141
Short term notes receivable	19,956	17,342
Sales tax	28,600	18,988
Prepaid marketing	10,893	11,952
Prepaid insurance	15,370	3,341
Short term derivative assets	6,604	5,359
Other	22,399	15,348
Total prepaid expenses and other current assets	$148,241	$115,471

9.    PROPERTY AND EQUIPMENT

As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), property and equipment was comprised of the following:

	Successor	Predecessor
	September 30,	December 31,
(in thousands)	2025	2024
Land and improvements	$96,237	$49,553
Building and improvements	651,444	370,086
Equipment	102,782	280,946
Furniture and fixtures	150,526	64,109
Construction in process(1)	49,059	149,906
Total property, plant and equipment	1,050,048	914,600
Less: Accumulated depreciation	(69,138)	(283,898)
Property and equipment, net	$980,910	$630,702
__________________________________
(1)    In connection with the signing of the Chicago MLA, as defined and discussed in Note 15 “Leases”, during the third quarter of 2025, the Company reclassified $134.8 million from construction in process to Accounts receivable, net, $162.5 million from construction in process to Other assets and $3.7 million from construction in progress to Prepaid expenses and other current assets.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Depreciation expense relating to property and equipment was $19.8 million and $19.3 million for the three months ended September 30, 2025 (Successor) and September 30, 2024 (Predecessor), respectively. Depreciation expense related to property and equipment was $47.3 million, $7.6 million and $138.6 million for the period from February 8, 2025 to September 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor), respectively.

The Company recorded capitalized interest of $4.8 million, $0.8 million, $1.9 million and $5.9 million during the period from February 8, 2025 to September 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor), the three months ended September 30, 2024 (Predecessor) and the nine months ended September 30, 2024 (Predecessor), respectively. There was no capitalized interest recorded by the Company during the three months ended September 30, 2025 (Successor).

10.    GOODWILL AND INTANGIBLE ASSETS

The change in carrying value of goodwill by reportable segment for the nine months ended September 30, 2025 (Successor) is as follows (in thousands):

	Casinos & Resorts	International Interactive	North America Interactive	Corporate & Other	Total
Goodwill as of December 31, 2024 (Predecessor)(1)	$313,285	$1,451,273	$35,386	$—	$1,799,944
Effect of foreign exchange	—	(11,268)	—	—	(11,268)
Goodwill as of February 7, 2025 (Predecessor)(1)	313,285	1,440,005	35,386	—	1,788,676

Goodwill as of February 8, 2025 (Successor)	612,191	716,260	56,845	205,352	1,590,648
Current year measurement period adjustments	(73)	5,400	324	5,344	10,995
Goodwill measurement period segment re-allocation	(253,646)	388,665	(47,567)	(87,452)	—
Effect of foreign exchange	—	98,309		—	98,309
Goodwill as of September 30, 2025 (Successor)	$358,472	$1,208,634	$9,602	$123,244	$1,699,952
__________________________________
(1)    Amounts are shown net of accumulated goodwill impairment charges of $5.4 million, $71.6 million and $140.4 million for Casinos & Resorts, International Interactive and North America Interactive, respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The change in intangible assets, net for the nine months ended September 30, 2025 (Successor) is as follows (in thousands):

Intangible assets, net as of December 31, 2024 (Predecessor)	$1,307,343
Effect of foreign exchange	(3,662)
Capitalized software	3,054
Less: Amortization of intangible assets	(14,765)
Intangible assets, net as of February 07, 2025 (Predecessor)	$1,291,970

Intangible assets, net as of February 08, 2025 (Successor)	$1,941,245
Measurement period adjustments	(7,542)
Additions in current period	3,282
Effect of foreign exchange	66,986
Capitalized software	21,615
Less: Amortization of intangible assets	(150,269)
Intangible assets, net as of September 30, 2025 (Successor)	$1,875,317

The Company’s identifiable intangible assets consist of the following:

	Successor
	September 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Trade names	$82,702	$(5,811)	$76,891
Customer relationships	374,496	(65,303)	309,193
Developed technology	274,144	(35,301)	238,843
Internally developed software	21,615	(517)	21,098
Gaming licenses	753,854	(32,143)	721,711
Licensing asset	159,336	(14,655)	144,681
Other	25,385	(5,086)	20,299
Total amortizable intangible assets	1,691,532	(158,816)	1,532,716
Intangible assets not subject to amortization:
Gaming licenses	61,101	—	61,101
Trade names	281,500	—	281,500
Total indefinite lived intangible assets	342,601	—	342,601
Total intangible assets, net	$2,034,133	$(158,816)	$1,875,317

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Predecessor
	December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Trade names	$31,723	$(18,032)	$13,691
Hard Rock license	8,000	(2,545)	5,455
Customer relationships	660,005	(272,333)	387,672
Developed technology	210,712	(70,073)	140,639
Internally developed software	105,284	(26,791)	78,493
Gaming licenses	47,797	(19,864)	27,933
Other	11,473	(4,918)	6,555
Total amortizable intangible assets	1,074,994	(414,556)	660,438

Intangible assets not subject to amortization:
Gaming licenses	546,908	—	546,908
Trade names	98,784	—	98,784
Other	1,213	—	1,213
Total indefinite lived intangible assets	646,905	—	646,905
Total intangible assets, net	$1,721,899	$(414,556)	$1,307,343

Amortization of intangible assets was approximately $58.6 million and $58.5 million for the three months ended September 30, 2025 (Successor) and September 30, 2024 (Predecessor), respectively. Amortization of intangible assets was approximately $150.3 million, $14.8 million and $177.8 million for the period from February 8, 2025 to September 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor), respectively.

The following table reflects the remaining amortization expense associated with the finite-lived intangible assets as of September 30, 2025 (Successor):

(in thousands)
Remaining 2025	$59,898
2026	238,912
2027	238,256
2028	217,848
2029	146,909
Thereafter	630,893
Total	$1,532,716

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

Cross Currency Swaps

Net Investment Hedges - The Company is exposed to fluctuations in foreign exchange rates on investments it holds in its European foreign entities. The Company uses fixed and fixed-cross-currency swaps to hedge its exposure to changes in the foreign exchange rate on its foreign investment in Europe and their exposure to changes in the EUR-GBP exchange rate. Currency forward agreements involve fixing the USD-EUR exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. Cross-currency swaps involve the receipt of functional-currency-fixed-rate amounts from a counterparty in exchange for the Company making foreign-currency-fixed-rate payments over the life of the agreement. These derivative arrangements qualify as net investment hedges under ASC 815, Derivatives and Hedging, with the gain or loss resulting from changes in the spot value of the derivative reported in other comprehensive income (loss). Amounts are reclassified out of other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. Additionally, the accrual of foreign currency and USD denominated coupons will be recognized in Interest expense, net in the condensed consolidated statements of operations. Refer to Note 12 “Fair Value Measurements” and Note 16 “Stockholders’ Equity” for further information.

Economic Hedges - During the fourth quarter of 2024, the Company dedesignated its EUR-GBP cross currency swaps as net investment hedges and began recording changes in fair value of the derivative and the accrual of foreign currency and USD denominated coupons through earnings reported in Other non-operating income (expense), net in the consolidated statements of operations.

The following tables summarize the Company’s cross currency swap arrangements as of September 30, 2025 (Successor) and December 31, 2024 (Predecessor) (in thousands):

		September 30, 2025 (Successor)		December 31, 2024 (Predecessor)
	Hedge Designation	Notional Sold	Notional Purchased	Notional Sold	Notional Purchased
Cross currency swaps	Economic Hedges	€461,595	£387,531	£461,595	£387,531
Cross currency swaps	Net Investment Hedge	£546,759	$700,000	$546,759	$700,000

Cash Flow Hedges

Interest Rate Contracts - The Company’s objectives in using interest rate derivatives are to hedge its exposure to variability in cash flows on a portion of its floating-rate debt, to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its financial risk and liability management policy. The Company’s interest rate swaps and collars are designated as cash flow hedges under ASC 815. The changes in the fair value of these instruments are recorded as a component of accumulated other comprehensive income (loss) and reclassified into “Interest expense, net” in the condensed consolidated statements of operations in the same period in which the hedged interest payments associated with the Company’s borrowings are recorded. Refer to Note 12 “Fair Value Measurements” and Note 16 “Stockholders’ Equity” for further information.

As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), the Company’s cash flow hedges included interest rate swaps of $1.5 billion, respectively. Refer to Note 12 “Fair Value Measurements” for further information.

Foreign Exchange Forward Contracts

During the third quarter of 2025, the Company entered into a series of foreign exchange forward contracts (the “Deal Contingent FX Forwards”) to hedge the EUR cash proceeds to be received in connection with the sale of its International Interactive business to Intralot. The Company agreed to sell total notional amounts of €1.00 billion and buy USD at fixed exchange rates between 1.16489 and 1.1839. The Deal Contingent FX Forwards do not qualify for hedge accounting treatment and are therefore carried at fair value with gains or losses recorded to Other non-operating (expense) income, net. Refer to Note 12 “Fair Value Measurements” for further information. The Deal Contingent FX Forwards settled upon completion of the deal with Intralot in October 2025.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.    FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		Successor
		September 30, 2025
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$160,689	$—	$—
Restricted cash	Restricted cash	79,224	—	—
Fair value option equity method investments	Other assets	309,064	—	—
Investment in GLPI partnership	Other assets	—	19,760	—
The Star Investment - fair value option:
Subordinated Notes	Other assets	—	—	65,024
Convertible Notes	Other assets	—	—	13,145
Derivative assets not designated as hedging instruments:
Cross currency swaps	Prepaid expenses and other current assets	—	3,892	—
Deal Contingent FX Forwards	Prepaid expenses and other current assets	—	2,712	—
Derivative assets designated as hedging instruments:
Cross currency swaps	Other assets	—	2,282	—
Total derivative assets at fair value		—	8,886	—
Total assets		$548,977	$28,646	$78,169
Liabilities:
Contingent consideration	Accrued and other current liabilities	$—	$—	$56,681
Contingent consideration	Other long-term liabilities	—	—	8,885
The Star Investment - fair value option:
Forward Obligation(1)	Accrued and other current liabilities	—	—	5,848
Derivative liabilities not designated as hedging instruments:
Cross currency swaps	Accrued and other current liabilities	—	3,486	—
Cross currency Swaps	Other long-term liabilities	—	33,152	—
Deal Contingent FX Forwards	Accrued and other current liabilities	—	3,792	—
Derivative liabilities designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	—	6,646	—
Interest rate contracts	Other long-term liabilities	—	34,824	—
Cross currency swaps	Other long-term liabilities	—	34,393	—
Total derivative liabilities at fair value		—	116,293	5,848
Total liabilities		$—	$116,293	$71,414
__________________________________
(1)    The Forward Obligation is considered a derivative instrument not designated for hedge accounting.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Predecessor
		December 31, 2024
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$171,233	$—	$—
Restricted cash	Restricted cash	60,021	—	—
Investment in GLPI partnership	Other assets	—	20,418	—
Derivative assets not designated as hedging instruments
Cross currency swaps	Prepaid expenses and other current assets	—	4,871	—
Cross currency swaps	Other assets	—	615	—
Derivative assets designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other current assets	—	340	—
Interest rate contracts	Other assets	—	336	—
Cross currency swaps	Prepaid expenses and other current assets	—	148	—
Cross currency swaps	Other assets	—	13,181	—
Total derivative assets at fair value		—	19,491	—
Total assets		$231,254	$39,909	$—
Liabilities:
Contingent consideration	Other long-term liabilities	$—	$—	$59,923
Derivatives not designated as hedging instruments
Sinclair Performance Warrants	Other long-term liabilities	—	—	58,668
Cross currency swaps	Other long-term liabilities	—	11,174	—
Derivative liabilities designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	—	1,855	—
Interest rate contracts	Other long-term liabilities	—	13,372	—
Cross currency swaps	Accrued and other current liabilities	—	1,189	—
Cross currency swaps	Other long-term liabilities	—	1,624	—
Total derivative liabilities at fair value		—	29,214	58,668
Total liabilities		$—	$29,214	$118,591

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities:

	Sinclair Performance Warrant Liability	Contingent Consideration Liability	The Star Investment
(in thousands)			Subordinated Notes	Convertible Notes	Forward Obligation Asset (Liability)
Beginning as of December 31, 2024 (Predecessor)	$58,668	$59,923	$—	$—	$—
Change in fair value	1,180	786	—	—	—
Ending as of February 7, 2025 (Predecessor)	$59,848	$60,709	$—	$—	$—

Beginning as of February 8, 2025 (Successor)	$—	$60,709	$—	$—	$—
Change in fair value	—	—	—	—	—
Ending as of March 31, 2025 (Successor)	—	60,709	—	—	—
Additions in the period (acquisition fair value)	—	—	70,291	13,429	—
Change in fair value	—	1,675	11,655	2,485	6,728
Effect of foreign exchange	—	—	3,032	1,239	173
Ending as of June 30, 2025 (Successor)	—	62,384	84,978	17,153	6,901
Change in fair value	—	3,182	(16,922)	(2,769)	(12,576)
Effect of foreign exchange	—	—	(3,032)	(1,239)	(173)
Ending as of September 30, 2025 (Successor)	$—	$65,566	$65,024	$13,145	$(5,848)

(in thousands)	Sinclair Performance Warrant Liability	Contingent Consideration Liability
Beginning as of December 31, 2023 (Predecessor)	$44,703	$58,580
Change in fair value	—	(1,835)
Ending as of March 31, 2024 (Predecessor)	$44,703	$56,745
Change in fair value	(6,317)	1,040
Ending as of June 30, 2024 (Predecessor)	$38,386	$57,785
Change in fair value	16,932	1,059
Ending as of September 30, 2024	$55,318	$58,844

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The gains (losses) recognized in the condensed consolidated statements of operations for derivative instruments were as follows:

	Condensed Consolidated Statements of Operations Location	Successor		Predecessor
(in thousands)		Three Months Ended September 30, 2025	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Derivatives not designated as hedging instruments
Sinclair Performance Warrants	Other non-operating (expense) income, net	$—	$—	$(1,180)	$(16,932)	$(10,615)
Cross Currency Swaps	Other non-operating (expense) income, net	12,096	18,919	50	—	—
Deal Contingent FX Forwards	Other non-operating (expense) income, net	(774)	(774)	—	—	—
Derivatives designated as hedging instruments
Interest rate contracts	Interest expense, net	$935	$2,318	$(105)	(3,983)	(9,678)
Cross currency swaps	Interest expense, net	555	1,960	7	(634)	(3,170)

Derivative Instruments

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

In connection with the acquisition of Bally’s Golf Links on September 12, 2023, the Company recorded contingent consideration, which had a total fair value of $65.6 million as of September 30, 2025 (Successor). The amount included in purchase consideration is the fair value, under GAAP, of expected cash payments totaling up to $125 million to the seller, based upon future events, which are uncertain. The contingent consideration was recorded at fair value, using discounted cash flow analyses with level 3 inputs, and is remeasured quarterly, with fair value adjustments recognized in earnings, until the contingencies are resolved. Inputs to this valuation approach include the Company’s estimated probabilities of achieving the conditions for payment, expected terms between 0.3 and 1.2 years, and discount rates of 5.9% to 6.4%. The settlement of the contingent consideration liabilities will be due to the seller in the event the license agreement is extended or if the Company is successful in its bid for a casino license.

Fair Value Option Equity Method Investment

The Company has a long-term investment in an unconsolidated entity which it accounts for under the equity method of accounting. The Company has elected the fair value option allowed by ASC 825, with respect to this investment. Under the fair value option, the investment is remeasured at fair value at each reporting period through earnings. The Company measures fair value using quoted prices in active markets that are classified within Level 1 of the hierarchy, with changes to fair value included within Other non-operating (expense) income, net of the condensed consolidated statements of operations.

Investment in GLPI Partnership

The Company holds a limited partnership interest in GLP Capital, L.P., the operating partnership of GLPI. The investment is reported at fair value based on Level 2 inputs, with changes to fair value included within Other non-operating (expense) income, net of the condensed consolidated statements of operations.

The Star Investment - Fair Value Option

As described in Note 2 “Summary of Significant Accounting Policies”, during the second quarter of 2025 (Successor), the Company invested A$22.2 million of Convertible Notes and A$111.1 million of Subordinated Notes in The Star. These investments are accounted for as debt securities under ASC 320, Investments - Debt Securities, for which the Company has elected the fair value option allowed by ASC 825. Under the fair value option, the investment is remeasured at fair value at each reporting period, with changes in fair value included within Other non-operating (expense) income, net. For the three months ended September 30, 2025 (Successor) and for the period from February 8, 2025 to September 30, 2025 (Successor), the Company recognized $1.3 million and $2.2 million of interest income from the Star Investment, which it has elected to present as part of the total change in fair value. The company measures fair value using binomial lattice model as well as discounted cash flow model, classified within Level 3 of the hierarchy. Inputs to the valuation approach include the stock price and credit rating of The Star, volatility of 45%, recovery rate of 10%, risk free rate of 3.6%, and the Company’s estimate of the probability of default.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Successor		Predecessor
	September 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$1,784,474	$1,828,435	$1,858,800	$1,792,804
11.00% Senior Secured Notes due 2028	481,780	501,643	—	—
5.625% Senior Notes due 2029	571,691	392,813	738,517	587,813
5.875% Senior Notes due 2031	511,126	370,256	721,456	535,631

13.    ACCRUED AND OTHER CURRENT LIABILITIES
As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), accrued and other current liabilities consisted of the following:

	Successor	Predecessor
(in thousands)	September 30, 2025	December 31, 2024
Gaming liabilities	$169,964	$187,233
Interest payable	53,229	60,792
Compensation	60,107	66,356
Contingent consideration	57,017	—
Professional services	50,327	19,343
Construction accruals	23,267	2,144
Insurance reserves	26,774	23,898
Property taxes	18,682	8,502
Other	206,364	113,024
Total accrued and other current liabilities	$665,731	$481,292

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.    LONG-TERM DEBT

As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), long-term debt consisted of the following:

	Successor	Predecessor
(in thousands)	September 30, 2025	December 31, 2024
Term Loan Facility(1)	$1,872,063	$1,886,650
Revolving Credit Facility	393,000	—
11.00% Senior Secured Notes due 2028	500,000	—
5.625% Senior Notes due 2029	750,000	750,000
5.875% Senior Notes due 2031	735,000	735,000
Less: Unamortized original issue discount	(12,816)	(19,760)
Less: Unamortized deferred financing fees	(5,405)	(33,117)
Less: Unamortized fair value adjustment(2)	(489,771)	—
Long-term debt, including current portion	3,742,071	3,318,773
Less: Current portion of Term Loan and Revolving Credit Facility	(19,450)	(19,450)
Long-term debt, net of discount, deferred financing fees and fair value adjustment, excluding current portion	$3,722,621	$3,299,323
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

In connection with the Merger, the Company settled the pre-existing debt of Queen and recorded a loss on extinguishment of debt of $17.4 million, recorded within Other non-operating (expense) income, net in the condensed consolidated statements of operations for the period from February 8, 2025 to September 30, 2025 (Successor).

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

The Company may redeem some or all of the 2031 Notes at any time prior to September 1, 2026, at prices equal to 100% of the principal amount of the 2031 Notes to be redeemed plus certain “make-whole” premiums, plus accrued and unpaid interest. The Company may redeem some or all of the Senior Notes at any time on or after September 1, 2024, in the case of the 2029 Notes, and September 1, 2026, in the case of the 2031 Notes, at certain redemption prices set forth in the indenture plus accrued and unpaid interest.

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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. As of September 30, 2025 (Successor), the Company was in compliance with all such covenants.

In September 2025, the Company executed a Third Amendment to the Credit Agreement (“Amendment No. 3”) and an Incremental Joinder Agreement that collectively extended and increased the revolving credit facility and updated certain covenants and pricing provisions. Following the effectiveness of these amendments, which is subject to regulatory approval, a portion of the revolving credit facility will mature in 2028, while the remaining portion will mature in 2026. The amendments also provide for reductions in revolving commitments and related prepayments if specified transactions are completed. The revolving credit facility will continue to bear interest, at the Company’s option, at a SOFR-based or base-rate benchmark plus an applicable margin determined by the Company’s consolidated total-leverage ratio. The Credit Facilities continue to be guaranteed by the Company’s restricted subsidiaries (subject to customary exceptions) and secured by a first-priority lien on substantially all of the assets of the Company and such guarantors. Amendment No. 3 also refined the financial maintenance covenant applicable to the revolving lenders and reduced the utilization threshold at which the covenant becomes effective to 25%.

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

The Company had total operating lease liabilities of $1.89 billion and $1.62 billion as of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), respectively, and right of use assets of $1.70 billion and $1.54 billion as of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), respectively, which were included in the condensed consolidated balance sheets.

GLPI Leases

As of September 30, 2025 (Successor), the Company leases certain properties from GLPI under two separate master lease agreements, the “Master Lease,” and the “Master Lease No. 2.” The Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties are leased under the terms of the “Master Lease” which requires combined initial minimum annual payments of $101.5 million. The Company’s Bally’s Kansas City and Bally’s Shreveport properties are leased under the terms of the “Master Lease No. 2” which requires combined initial minimum annual payments of $32.2 million. All components of the Master Lease and Master Lease No. 2 are accounted for as operating leases within the provisions of ASC 842, Leases (“ASC 842”), over the lease term or until a re-assessment event occurs. Both leases have an initial term of 15 years and include four, five-year options to renew and are subject to a minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of September 30, 2025 (Successor).

Following the Merger, as of June 20, 2025 (Successor), the Company also has a master lease agreement through Queen with GLPI, the “Queen Master Lease”, with The Queen Baton Rouge, The Belle of Baton Rouge, Casino Queen Marquette and DraftKings at Casino Queen properties being leased under the terms of the Queen Master Lease, which requires initial combined minimum annual payments of $31.7 million. All components of the Queen Master Lease are accounted for as operating leases within the provisions of ASC 842, over the lease term or until a re-assessment event occurs. The Queen Master Lease has an initial term of 15 years and includes four, five-year options to renew and is subject to annual escalation. The renewal options are not reasonably certain of exercise as of September 30, 2025 (Successor).

Effective July 1, 2025, the DraftKings at Casino Queen and The Queen Baton Rouge properties were transferred to Master Lease No. 2 and the associated annual payments of $28.9 million was reallocated from the Casino Queen Master Lease to Master Lease No. 2. This was treated as a lease modification event where lease payments were reallocated across components of the Master Lease No. 2 on a relative fair value basis and the right of use assets and lease liabilities were remeasured.

In addition to the properties under the master leases explained above, the Company leases land associated with Tropicana Las Vegas under a ground lease established with GLPI in 2022. This lease has an initial term of 50 years, with the possibility of extending up to 99 years through renewal options, and requires initial minimum annual payments of $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. As of September 30, 2025 (Successor), the renewal options are not considered reasonably certain to be exercised. During the third quarter of 2024, the Company modified the lease and GLPI paid $48.6 million to the Company to fund the demolition of the building at the Tropicana Las Vegas site in exchange for an increase in annual rent of $4.1 million, also subject to a minimum 1% annual increase or greater based on CPI. This lease modification did not change the lease classification.

On July 17, 2025, the Company entered into a new master lease agreement with GLP (the “Chicago MLA”), that amended the existing ground lease for the property on which the Company plans to develop its Permanent Facility and a development agreement with GLP (the “Chicago Development Agreement”) pursuant to which GLP has committed to advance up to $940 million (the “GLP Development Advances”) for the payment of hard costs used to construct the Permanent Facility in exchange for increasing the amount of rent payable to GLP under the Chicago MLA.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Chicago MLA has an initial term of 15 years and includes four, five-year options to renew and is subject to annual escalation. Annual rent under the Chicago MLA is $20 million, with additional rent equal to 8.5% of the GLP Development Advances that are granted to the Company. The amended and restated ground lease was considered a lease termination in the third quarter due to the Company ceasing to control the use of the land effective upon signing of the Chicago MLA. As a result of the termination, the right of use asset and lease liability were derecognized, and a $0.5 million gain on lease termination was recorded. Under the Development Agreement, as construction occurs, the Company will recognize a construction receivable on the consolidated balance sheets due from the GLP. To the extent costs exceed the amount to be reimbursed by GLP, such costs are considered prepaid rent, which will be added to the associated operating lease right of use asset once the lease commences. As of September 30, 2025, the construction receivable balance was $134.8 million, classified within Accounts receivable, net, and the prepaid rent balance was $161.8 million, classified within Other assets. In addition, the Company incurred a loss on sale of assets to GLP of $8.7 million during the third quarter of 2025 related to construction costs previously capitalized that were determined not to represent prepaid rent. This loss is classified within General and administrative on the Condensed Consolidated Statement of Operations. During the fourth quarter of 2025, the Company received the first reimbursement from GLP of $125.4 million.

Components of lease expense, included within General and administrative in the condensed consolidated statements of operations, for operating leases were as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended September 30, 2025	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Operating leases:
Operating lease cost	$56,436	$149,910	$21,714	$38,847	$113,135
Variable lease cost	2,839	6,967	1,238	3,216	8,825
Operating lease expense	59,275	156,877	22,952	42,063	121,960
Short-term lease expense	5,973	16,419	2,393	5,950	17,438
Total lease expense	$65,248	$173,296	$25,345	$48,013	$139,398

Supplemental cash flow and other information related to operating leases are as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended September 30, 2025	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$55,694	$136,319	$30,843	$33,686	$98,191
Right of use assets obtained in exchange for operating lease liabilities	$52,388	$75,365	$—	$192,085	$192,716
Derecognition of operating leases	$(259,607)	$(259,607)	—	—	—
Derecognition of financing obligation	$—	$—	$—	$(200,000)	$(200,000)

	Successor	Predecessor
	September 30, 2025	December 31, 2024
Weighted average remaining lease term	16.1 years	26.2 years
Weighted average discount rate	7.3%	8.5%

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of September 30, 2025 (Successor), future minimum lease payments under noncancellable operating leases are as follows:

Successor
(in thousands)	September 30, 2025
Remaining 2025	$57,542
2026	221,678
2027	217,461
2028	220,535
2029	221,896
Thereafter	2,434,592
Total lease payments	3,373,704
Less: present value discount	(1,486,960)
Lease obligations(1)	$1,886,744
__________________________________
(1)    Total lease obligations exclude $358.1 million of payments for leases signed but not yet commenced as of September 30, 2025 (Successor).

Pending Lease Transactions

The Company plans to sell and lease back its Bally’s Twin River property to GLP by the end of 2028 for $735.0 million, with initial annual rent of $58.8 million. GLP has the right to call this transaction starting October 2028. All such transactions are subject to required regulatory approvals. On October 28, 2025, the Company and GLP amended the related agreement to, among other things, extend GLP's start date of its right to call to October 1, 2028 from October 1, 2026.

Lessor

The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in Non-gaming revenue within our condensed consolidated statements of operations. The Company had lessor revenues related to the rental of hotel rooms of $38.4 million and $41.7 million for the three months ended September 30, 2025 (Successor) and three months ended September 30, 2024 (Predecessor), respectively. The Company had lessor revenues related to the rental of hotel rooms of $90.8 million, $11.0 million and $118.0 million for the period from February 8, 2025 to September 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor), respectively. Hotel leasing arrangements vary in duration, but are short-term in nature.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16.    STOCKHOLDERS’ EQUITY

Capital Return Program

The Company has a Board of Directors approved capital return program under which the Company may expend a total of up to $700 million for share repurchases and payment of dividends. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases. As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), $95.5 million was available for use under the capital return program. There was no share repurchase activity under the capital return program and no cash dividends paid during all periods presented in the Company’s condensed consolidated financial statements.

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

Preferred Stock

The Company has authorized the issuance of up to 10 million shares of $0.01 par value preferred stock. As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), no shares of preferred stock have been issued.

Shares Outstanding

As of September 30, 2025 (Successor), the Company had 49,131,302 common shares issued and outstanding. The Company issued warrants and other contingent consideration in acquisitions and strategic partnerships that are expected to result in the issuance of common shares in future periods resulting from the exercise of warrants or the achievement of certain performance targets. These incremental shares are summarized below:

Sinclair Penny Warrants (Note 2)	11,575,597
MKF penny warrants (Note 12)	44,128
Outstanding awards under Equity Incentive Plans	729,786
12,349,511

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive loss by component:

Predecessor
(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Cash Flow Hedges(1)	Net Investment Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2024 (Predecessor)	$(261,745)	$1,746	$(8,189)	$7,921	$(260,267)
Other comprehensive income (loss) before reclassifications	(13,097)	—	1,425	3,655	(8,017)
Reclassifications from accumulated other comprehensive income (loss) to earnings	—	—	(105)	7	(98)
Tax effect	—	—	(352)	(976)	(1,328)
Accumulated other comprehensive (loss) income at February 07, 2025 (Predecessor)	$(274,842)	$1,746	$(7,221)	$10,607	$(269,710)

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Successor
(in thousands)	Foreign Currency Translation Adjustment	Cash Flow Hedges(1)	Net Investment Hedges	Total
Accumulated other comprehensive (loss) income at February 8, 2025 (Successor)	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	167,541	(28,310)	(53,444)	85,787
Reclassifications from accumulated other comprehensive income (loss) to earnings	—	2,318	1,960	4,278
Tax effect	(44,539)	6,897	13,662	(23,980)
Accumulated other comprehensive income (loss) at September 30, 2025 (Successor)	$123,002	$(19,095)	$(37,822)	$66,085
__________________________________
(1)    As of September 30, 2025 (Successor), approximately $14.1 million of existing gains and losses are estimated to be reclassified into earnings within the next 12 months.

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

17.    COMMITMENTS AND CONTINGENCIES

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Capital Expenditure Commitments

Bally’s Twin River - Pursuant to the terms of the Regulatory Agreement in Rhode Island, the Company is committed to invest $100 million in its Rhode Island properties over the term of the master contract through June 30, 2043, including an expansion and the addition of new amenities at Bally’s Twin River. As of September 30, 2025 (Successor), approximately $42.0 million of the commitment remains.

Bally’s Chicago - Pursuant to the Host Community Agreement with the City of Chicago, the Company’s indirect subsidiary is required to spend at least $1.34 billion on the design, construction and outfitting of the temporary casino and the permanent resort and casino. The actual cost of the development may exceed this minimum capital investment requirement. In addition, land acquisition costs and financing costs, among other types of costs, are not counted toward meeting this requirement. As of
September 30, 2025 (Successor), approximately $900.0 million of this commitment remains.

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

Sponsorship Commitments

As of September 30, 2025 (Successor), the Company has entered into multiple sponsorship agreements with various professional sports leagues and teams. These agreements commit a total of $116.2 million through 2036 and grant the Company rights to use official league marks for branding and promotions, among other benefits.

Interactive Technology Commitments

The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of September 30, 2025 (Successor), the cumulative minimum obligation committed in these agreements is approximately $33.3 million through 2029.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The Company’s three reportable segments as of September 30, 2025 (Successor) are:

Casinos & Resorts - Includes the Company’s 19 casino and resort properties, one horse racetrack and one golf course in the US.

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

As of September 30, 2025 (Successor), the Company’s operations were predominately in the US and Europe with a less substantive footprint in other countries world-wide. For geographical reporting purposes, revenue generated outside of the US has been aggregated into the International Interactive reporting segment, and consists primarily of revenue from the UK. Revenue generated from the UK represented approximately 29%, 28% and 32% of total revenue for the three months ended September 30, 2025 (Successor) the period from February 8, 2025 to September 30, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively. For the three and nine months ended September 30, 2024 (Predecessor), the Company’s revenue generated outside of the US consisted primarily of revenue from the UK and Japan of approximately 28% and 27% of total revenue, respectively. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

The following table sets forth revenue and Adjusted EBITDAR for the Company’s three reportable segments and reconciles Adjusted EBITDAR on a consolidated basis to net (loss) income. The Other category is included in the following tables in order to reconcile the segment information to the Company’s condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Successor		Predecessor
(in thousands)	Three Months Ended September 30, 2025	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue
Casinos & Resorts	$396,060	$1,016,244	$124,299	$353,358	$1,038,738
International Interactive	215,085	533,901	78,985	230,937	695,016
North America Interactive	49,906	133,965	16,941	44,121	130,188
Corporate & Other	2,665	5,834	273	1,558	6,171
Total	$663,716	$1,689,944	$220,498	$629,974	$1,870,113

Adjusted EBITDAR(1)
Casinos & Resorts	$107,920	$285,427	$23,554	$100,442	$289,661
International Interactive	91,861	222,261	28,940	90,030	254,854
North America Interactive	(5,990)	(5,851)	(5,661)	(6,004)	(17,314)
Corporate & Other	(17,953)	(45,162)	(6,774)	(18,135)	(50,954)
Total	175,838	456,675	40,059	166,333	476,247

Operating (expense) income
Rent expense associated with triple net operating leases(2)	(45,242)	(113,562)	(15,669)	(28,602)	(91,986)
Depreciation and amortization	(78,371)	(197,584)	(22,343)	(77,800)	(316,328)
Transaction costs	(35,183)	(78,967)	(5,106)	(19,788)	(31,952)
Restructuring	—	—	—	1,068	(17,921)
Tropicana Las Vegas demolition and closure costs	(6,464)	(22,093)	(2,605)	(19,643)	(35,664)
Share-based compensation	(1,938)	(7,028)	(1,954)	(4,099)	(11,629)
(Loss) gain on sale-leaseback, net	—	—	—	(150,000)	(150,000)
Impairment charges	—	—	—	—	(12,757)
Merger Agreement costs(3)	(1,248)	(21,669)	(11,233)	(9,802)	(11,791)
Payment Service Provider write-off (4)	—	—	—	(6,333)	(6,333)
Other	(6,403)	(19,030)	(1,915)	(8,989)	(15,923)
Income (loss) from operations	989	(3,258)	(20,766)	(157,655)	(226,037)
Other (expense) income
Interest expense, net of interest income	(105,866)	(255,125)	(27,229)	(73,975)	(221,306)
Other	(42,632)	5,302	(2,365)	(49,854)	(38,370)
Total other expense, net	(148,498)	(249,823)	(29,594)	(123,829)	(259,676)
Loss before income taxes	(147,509)	(253,081)	(50,360)	(281,484)	(485,713)
Benefit (provision) for income taxes	41,310	(47,038)	(664)	33,629	3,748
Net loss	$(106,199)	$(300,119)	$(51,024)	$(247,855)	$(481,965)
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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(3)    Costs incurred in connection with the Merger Agreement discussed in Note 1 “General Information”.
(4) In the three months ended September 30, 2024 (Predecessor), the Company recorded a $6.3 million charge to reduce amounts due from payment service providers (“PSP”) due to a circumstance whereby the payment processer for certain online sports wagering deposits failed to capture and settle funds with patrons of the Company. The Company was not able to recover the full amount due from the payment service provider, resulting in a write down to the recoverable amount.

The following table sets forth significant segment expenses and other segment items by reportable segment (in thousands):

	Casinos & Resorts	International Interactive	North America Interactive
Three Months Ended September 30, 2025 (Successor)
Revenue	$396,060	$215,085	$49,906
Less: segment expenses
Marketing costs	20,191	24,046	11,752
Gaming tax	58,718	40,400	11,230
Compensation	114,181	23,269	7,936
Other direct costs	—	22,597	18,990
Casino property costs	59,931	—	—
General and administrative	27,367	8,680	5,563
Other segment items (1)	7,752	4,232	425
Segment EBITDAR	$107,920	$91,861	$(5,990)

Period from February 8, 2025 to September 30, 2025 (Successor)
Revenue	$1,016,244	$533,901	$133,965
Less: segment expenses
Marketing costs	49,243	56,852	31,567
Gaming tax	135,550	107,373	31,772
Compensation	273,086	58,059	20,219
Other direct costs	—	56,739	48,579
Casino property costs	154,977	—	—
General and administrative	99,759	29,325	13,025
Other segment items (1)	18,202	3,292	(5,346)
Segment EBITDAR	$285,427	$222,261	$(5,851)

Period from January 1, 2025 to February 7, 2025 (Predecessor)
Revenue	$124,299	$78,985	$16,941
Less: segment expenses
Marketing costs	8,814	8,362	5,055
Gaming tax	20,917	16,535	6,461
Compensation	41,381	8,492	3,213
Other direct costs	—	8,183	8,355
Casino property costs	26,653	—	—
General and administrative	10,712	6,261	2,220
Other segment items (1)	(7,732)	2,212	(2,702)
Segment EBITDAR	$23,554	$28,940	$(5,661)

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Casinos & Resorts	International Interactive	North America Interactive

Three Months Ended September 30, 2024 (Predecessor)
Revenue	$353,358	$230,937	$44,121
Less: segment expenses
Marketing costs	25,741	27,139	10,245
Gaming tax	48,072	41,853	13,984
Compensation	101,431	22,958	7,151
Other direct costs	—	33,117	14,140
Casino property costs	35,849	—	—
General and administrative	18,314	15,884	4,550
Other segment items (1)	23,509	(44)	55
Segment EBITDAR	$100,442	$90,030	$(6,004)

Nine months ended September 30, 2024 (Predecessor)
Revenue	$1,038,738	$695,016	$130,188
Less: segment expenses
Marketing costs	67,077	96,261	35,305
Gaming tax	142,234	114,541	34,254
Compensation	293,091	81,884	17,017
Other direct costs	—	33,117	14,140
Casino property costs	141,633	74,242	28,970
General and administrative	52,838	48,856	13,610
Other segment items (1)	52,204	(8,739)	4,206
Segment EBITDAR	$289,661	$254,854	$(17,314)
__________________________________
(1)    Other Segment Items primarily includes Gaming and non-gaming expenses within our Casinos & Resorts reportable segment, and certain other immaterial costs and allocations within each of the Company’s reportable segments.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Successor		Predecessor
(in thousands)	Three Months Ended September 30, 2025	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Capital Expenditures
Casinos & Resorts	$22,182	$45,307	$5,306	$20,768	$44,973
International Interactive	618	906	148	86	444
North America Interactive	—	—	—	886	1,575
Corporate & Other(1)	27,933	83,942	10,970	70,576	108,765
Total	$50,733	$130,155	$16,424	$92,316	$155,757
__________________________________
(1)    Includes $27.9 million, $83.9 million, $11.0 million, $70.3 million and $108.3 million related to our future Bally’s Chicago permanent facility during the three months ended September 30, 2025 (Successor), the period from February 8, 2025 to September 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three and nine months ended September 30, 2024 (Predecessor), respectively.

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

	Successor		Predecessor
(in thousands, except per share data)	Three Months Ended September 30, 2025	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net loss attributable to Bally’s Corporation	$(102,912)	$(296,832)	$(51,024)	$(247,855)	$(481,965)

Weighted average common shares outstanding, basic	60,636	60,628	48,743	48,596	48,405
Weighted average effect of dilutive securities	—	—	—	—	—
Weighted average common shares outstanding, diluted	60,636	60,628	48,743	48,596	48,405

Basic loss per share	$(1.70)	$(4.90)	$(1.05)	$(5.10)	$(9.96)
Diluted loss per share	$(1.70)	$(4.90)	$(1.05)	$(5.10)	$(9.96)
There were 322,112, 234,816, 5,056,640, 4,927,900 and 5,108,453 share-based awards that were considered anti-dilutive for the three months ended September 30, 2025 (Successor), the period from February 8, 2025 to September 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and three and nine months ended September 30, 2024 (Predecessor), respectively.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

20.    SUBSEQUENT EVENTS

Intralot Transaction

On October 8, 2025, Intralot completed the acquisition of the Company’s issued and outstanding capital stock of Bally’s Holdings Limited, a Jersey limited company and subsidiary of the Company, holding the Company’s “International Interactive” business (“Bally’s International Interactive”) for a combined total consideration of €2.7 billion and combined it with Intralot’s global lottery and gaming operations (the “Intralot Transaction”).

The Intralot Transaction consideration comprised of €1.530 billion of cash paid by Intralot, and 873.7 million newly issued Intralot shares to the Company. Post-close, the Company’s updated equity interest in Intralot when combined with the Company’s prior ownership of 207.5 million shares, is 58%. In connection with the Intralot Transaction, Intralot entered into new debt financings of approximately €1.5 billion, and repaid €0.2 billion of its previously existing debt.

The Company will account for the Intralot Transaction as a business combination whereby it acquired a controlling financial interest in Intralot in the fourth quarter of 2025. Given the short period of time from the completion of the Intralot Transaction and the date of these condensed consolidated financial statements, the initial accounting for the purchase price allocation is incomplete at this time. The Company is not able to provide the valuation of certain components of consideration paid to the assets acquired or liabilities assumed. The Company will reflect the preliminary purchase price allocation in its consolidated financial statements for the year ended December 31, 2025.

With proceeds from the transaction, the Company paid down $500.0 million of its secured indebtedness, applied pro rata across its 2028 Notes and Term Loan Facility. Subsequently, the Company satisfied the remaining principal balance of its 2028 Notes with an additional payment of $395.0 million, and incurred and paid a make-whole payment pursuant to the note agreement. Additionally, the Company repaid all outstanding amounts under the Revolving Credit Facility. The Company is currently evaluating the effect of these debt payments and the associated unamortized original issue discounts, deferred financing fees, and fair value adjustments on the 2028 Notes and Term Loan Facility to its consolidated financial statements in the fourth quarter of 2025.

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

As of September 30, 2025, we own and manage 19 casinos in 11 states across the United States (“US”), one golf course in New York, one horse racetrack in Colorado, and Aspers Casino in the United Kingdom (“UK”) (“Bally's Newcastle”). In February 2025, we merged with The Queen Casino & Entertainment Inc. (“Queen”) adding four additional casinos to our portfolio. We also own Bally Bet Sportsbook & Casino, a first-in-class sports betting and iCasino platform, Bally’s International Interactive division, a leading global interactive gaming operator concentrated in Europe, and a significant stake in Intralot S.A. (“Intralot”), a global lottery management and services business. Our revenues are primarily generated by these gaming and entertainment offerings. Our proprietary software and technology stack is designed to allow us to provide consumers with differentiated offerings and exclusive content.

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

Transaction Agreement - International Interactive Business

On July 1, 2025, the Company’s Board of Directors, authorized the Company to enter into a definitive transaction agreement (the “Transaction Agreement”) with Intralot S.A., a Greek publicly listed company (“Intralot”). Following the expiration of a 10-day statutory waiting period under Greek law, the Company and Intralot entered into the Transaction Agreement on July 18, 2025, pursuant to which, at the closing (the “Closing”) of the transactions contemplated therein (the “Intralot Transaction”), Intralot will directly and/or indirectly acquire all of the issued and outstanding capital stock of Bally’s Holdings Limited, a Jersey limited company and subsidiary of the Company holding the Company’s “International Interactive” business (“Bally’s International Interactive”), in exchange for total consideration valued at approximately €2.7 billion, consisting of (i) €1.5 billion in cash, subject to adjustment, and (ii) 873,707,073 newly issued ordinary shares of Intralot (“Intralot Shares”) at an implied value of €1.30 per Intralot Share.

On October 8, 2025, Intralot completed the acquisition of Bally’s International Interactive and combined it with Intralot’s global lottery and gaming operations. The transaction values Bally’s International Interactive at an enterprise value of €2.7 billion and unlocks significant liquidity for Bally’s while positioning Bally’s International Interactive for continued and accelerated global growth. Post-close, the Company’s updated equity interest in Intralot when combined with the Company’s prior ownership of 207.5 million shares, is 58%. The Company will account for the Intralot Transaction as a business combination whereby it acquired a controlling financial interest in Intralot in the fourth quarter of 2025.

During the third quarter of 2025, the Company entered into a series of foreign exchange forward contracts (the “Deal Contingent FX Forwards”) to hedge the EUR cash proceeds received in connection with the Transaction Agreement. The Company agreed to sell total notional amounts of €1.00 billion and buy USD at fixed exchange rates between 1.16489 and 1.1839. The Deal Contingent FX Forwards do not qualify for hedge accounting treatment and are therefore carried at fair value with gains or losses recorded to Other non-operating (expense) income, net. The Deal Contingent FX Forwards settled upon completion of the transaction in October 2025.

Operating Structure

Our business is organized into three reportable segments: (i) Casinos & Resorts, (ii) International Interactive, and (iii) North America Interactive.

Casinos & Resorts - includes our 19 land-based casino properties, one horse racetrack and one golf course in the US:

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

The DoL also has regulatory authority over Bally’s under our VLT master contracts with the DoL. Our master contracts with Rhode Island extend through June 30, 2043, and allow for consolidation of promotional points between Bally’s Twin River and Bally’s Tiverton, obligate Bally’s Twin River to build a 50,000 square foot expansion, obligate Bally’s to lease at least 20,000 square feet of commercial space in Providence, and commit us to invest $100 million in Rhode Island over the term, including an expansion and the addition of new amenities at Bally’s Twin River. As a licensed Technology Provider since July 1, 2021, Bally’s Twin River is entitled to an additional share of net terminal income on Video Lottery Terminals (“VLTs”) which they own or lease. June 2021 legislation in Rhode Island also authorized a joint venture between Bally’s and IGT Global Solutions Corporation (“IGT”) to become a licensed technology provider and supply the State of Rhode Island with all VLTs at both Bally’s Twin River and Bally’s Tiverton for a 20.5-year period starting January 1, 2023. The joint venture was organized as the Rhode Island VLT Company, LLC, with IGT owning 60% of the membership interests and Bally’s or its affiliates owning 40% of the membership interests (“RI Joint Venture”). On December 30, 2022, Bally’s Twin River and Bally’s Tiverton purchased additional machines directly from IGT to effectively own 40% of the machines. On January 1, 2023, Bally’s Twin River and Bally’s Tiverton contributed all of their machines to the RI Joint Venture in return for an aggregate 40% membership interest, and IGT contributed all of their machines at Bally’s Twin River and Bally’s Tiverton to the RI Joint Venture in return for a 60% membership interest.

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

Third Quarter 2025 and First Nine Months Results

The following table presents, for the periods indicated, certain revenue and income items:

	Successor		Predecessor
(in millions)	Three Months Ended September 30, 2025	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total revenue	$663.7	$1,689.9	$220.5	$630.0	$1,870.1
Income (loss) from operations	1.0	(3.3)	(20.8)	(157.7)	(226.0)
Net loss	(106.2)	(300.1)	(51.0)	(247.9)	(482.0)

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Successor		Predecessor
	Three Months Ended September 30, 2025	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Gaming and non-gaming expenses	44.0%	44.1%	47.4%	45.4%	45.7%
General and administrative	44.1%	44.4%	51.9%	43.4%	41.4%
Loss on sale-leaseback	—%	—%	—%	23.8%	8.0%
Depreciation and amortization	11.8%	11.7%	10.1%	12.3%	16.9%
Total operating costs and expenses	99.9%	100.2%	109.4%	125.0%	112.1%
Income (loss) from operations	0.1%	(0.2)%	(9.4)%	(25.0)%	(12.1)%
Other (expense) income:
Interest expense, net	(16.0)%	(15.1)%	(12.3)%	(11.7)%	(11.8)%
Other non-operating (expense) income, net	(6.4)%	0.3%	(1.1)%	(7.9)%	(2.1)%
Total other expense, net	(22.4)%	(14.8)%	(13.4)%	(19.7)%	(13.9)%
Loss before income taxes	(22.2)%	(15.0)%	(22.8)%	(44.7)%	(26.0)%
(Benefit) provision for income taxes	(6.2)%	2.8%	0.3%	(5.3)%	(0.2)%
Net loss	(16.0)%	(17.8)%	(23.1)%	(39.3)%	(25.8)%
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

The following table sets forth certain financial information associated with results of operations:

	Successor		Predecessor
(in thousands, except percentages)	Three Months Ended September 30, 2025	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue:
Gaming
Casinos & Resorts	$301,541	$785,933	$95,984	$256,234	$762,197
International Interactive	209,605	513,201	74,849	228,693	687,109
North America Interactive	33,361	116,783	14,934	38,979	115,408
Total Gaming revenue	544,507	1,415,917	185,767	523,906	1,564,714
Non-gaming
Casinos & Resorts	94,519	230,311	28,315	97,124	276,541
International Interactive	5,480	20,700	4,136	2,244	7,907
North America Interactive	16,545	17,182	2,007	5,142	14,780
Corporate & Other	2,665	5,834	273	1,558	6,171
Total Non-gaming revenue	119,209	274,027	34,731	106,068	305,399
Total revenue	$663,716	$1,689,944	$220,498	$629,974	$1,870,113
Operating costs and expenses:
Gaming
Casinos & Resorts	$113,975	$295,179	$37,637	$95,453	$284,695
International Interactive	87,263	219,620	33,335	100,700	312,039
North America Interactive	41,426	103,424	17,022	38,755	110,488
Corporate & Other	—	—	—	—	—
Total Gaming expenses	$242,664	$618,223	$87,994	$234,908	$707,222
Non-gaming
Casinos & Resorts	$47,497	$117,577	$16,240	$46,088	$134,674
International Interactive	(78)	1,062	16	1,393	5,095
North America Interactive	1,818	7,148	68	356	1,074
Corporate & Other	—	564	202	3,491	7,309
Total Non-gaming expenses	$49,237	$126,351	$16,526	$51,328	$148,152
General and administrative
Casinos & Resorts	$173,920	$438,376	$63,503	$167,281	$489,372
International Interactive	40,640	97,835	16,818	40,419	136,903
North America Interactive	12,948	30,416	5,512	17,747	42,356
Corporate & Other	64,947	184,417	28,568	48,146	105,817
Total General and administrative	$292,455	$751,044	$114,401	$273,593	$774,448
Margins:
Gaming expenses as a percentage of Gaming revenue	45%	44%	47%	45%	45%
Non-gaming expenses as a percentage of Non-gaming revenue	41%	46%	48%	48%	49%
General and administrative as a percentage of Total revenue	44%	44%	52%	43%	41%

The Successor Three Months Ended September 30, 2025 Compared to the Predecessor Three Months Ended September 30, 2024,, and the Predecessor Period from January 1, 2025 to February 7, 2025 and Successor period from February 8, 2025 to September 30, 2025 Compared to the Predecessor Nine Months Ended September 30, 2024.

Total Revenue

The following table sets forth certain financial information associated with revenue:

	Successor		Predecessor
(in thousands)	Three Months Ended September 30, 2025	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Gaming	$544,507	$1,415,917	$185,767	$523,906	$1,564,714
Hotel	38,406	90,833	11,006	41,672	118,026
Food and beverage	35,883	90,965	11,304	35,403	103,478
Licensing	5,480	17,409	3,720	—	—
Retail, entertainment and other	39,440	74,820	8,701	28,993	83,895
Total revenue	$663,716	$1,689,944	$220,498	$629,974	$1,870,113

Total revenue for the Successor three months ended September 30, 2025 increased 5% or $33.7 million to $663.7 million from $630.0 million in the three months ended September 30, 2024 (Predecessor). Total revenue for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to September 30, 2025 increased 2%, or $40.3 million, from $1.87 billion for the nine months ended September 30, 2024 (Predecessor). Revenue for Casinos & Resorts was up approximately 12.1%, or $42.7 million for the Successor three months ended September 30, 2025 compared to the same Predecessor period last year, and up 9.8%, or $101.8 million, for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to September 30, 2025 compared to the nine months ended September 30, 2024, mainly due to the contribution of Queen, offset by negative impacts of severe weather conditions across our portfolio in January and February and competitive market conditions most notably in Shreveport, Evansville, and Dover. The Queen contributed to total revenues in the amounts of $58.6 million for the Successor three months ended September 30, 2025 and $154.6 million for the Successor period from February 8, 2025 to September 30, 2025. International interactive revenue was down 6.9%, or $15.9 million, for the three months ended September 30, 2025 compared to the same Predecessor period last year and down 11.8% for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to the sale of portions of our international interactive business in Asia in the fourth quarter of 2024. North America Interactive segment revenues increased $5.8 million, or 13.1% for the three months ended September 30, 2025 compared to the same Predecessor period last year and were up 16% or $20.7 million for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to September 30, 2025 compared to the nine months ended September 30, 2024, mainly due to the expanding iGaming and BallyBet sports presence in addition to our focus on productive marketing and optimizing our cost structure.

Gaming and Non-gaming Expenses

Gaming and non-gaming expenses for the Successor three months ended September 30, 2025 increased 2.0%, or $5.7 million, from $286.2 million in the three months ended September 30, 2024 (Predecessor) due to the increase in revenues year over year. Gaming and non-gaming expenses for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to September 30, 2025 compared to the nine months ended September 30, 2024 were relatively flat, decreasing 0.7%, or $6.3 million, compared to the nine months ended September 30, 2024.

General and Administrative

General and Administrative expense for the Successor three months ended September 30, 2025 increased 6.9% or $18.9 million, from $273.6 million in the three months ended September 30, 2024 (Predecessor).

General and Administrative expense for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to September 30, 2025 compared to the Predecessor nine months ended September 30, 2024, increased 11.7% or $91.0 million, from $774.4 million. These increases in the respective quarter to date and year to date comparable periods were mainly attributable to additional costs for the Queen properties of $24.1 million and $100.8 million, respectively and costs incurred in connection with the Merger Agreement, $1.2 million and $32.9 million, respectively.

Depreciation and Amortization

Depreciation and Amortization expense for the Successor three months ended September 30, 2025 compared to the Successor three months ended September 30, 2024 increased $0.6 million, or 0.7%. Depreciation and Amortization expense for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to September 30, 2025 decreased $96.4 million or 30.5% from $316.3 million for the Predecessor nine months ended September 30, 2024. Year to date changes year over year are primarily due to the closure of our Tropicana Las Vegas property in the first quarter of 2024. The Company recorded $80.1 million of accelerated depreciation related to the closure in the first quarter of 2024.

Income (Loss) From Operations

Income from operations for the Successor three months ended September 30, 2025 was $1.0 million compared to a loss from operations of $157.7 million in the Predecessor prior year period. The change year-over-year was driven by the loss on sale-leaseback of $150.0 million recorded in the Predecessor second quarter of 2024 related to the lease modification event involving the real estate underlying the Bally’s Chicago project. The loss from operations for the Predecessor period from January 1, 2025 to February 7, 2025 of $20.8 million and the Successor period from February 8, 2025 to September 30, 2025 of $3.3 million compared to the Predecessor nine months ended September 30, 2024 of $226.0 million decreased $202.0 million. This decrease is due to the loss on sale-leaseback of $150.0 million coupled with the accelerated depreciation related to Tropicana Las Vegas, as noted above recorded in 2024.

Other Income (Expense)

The $24.7 million increase in other expense for the Successor three months ended September 30, 2025 compared to the three months ended September 30, 2024 (Predecessor) was primarily attributable to increased interest expense due to higher borrowings and interest rates of our borrowings year-over-year, offset by reduced foreign exchange losses and $16.9 million of performance warrant fair value adjustments recorded in the Predecessor third quarter of 2024 that are not applicable in the Successor third quarter of 2025. The increase in other expense for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to September 30, 2025 compared to the Predecessor nine months ended September 30, 2024 resulted from increased interest expense, as previously noted, and a $17.4 million loss on extinguishment of debt, offset by a $55.6 million gain related to the fair value of our investment in Intralot.

Provision (Benefit) for Income Taxes

During the three months ended September 30, 2025 (Successor) and the three and nine months ended September 30, 2024 (Predecessor), the Company recorded a benefit for income tax of $41.3 million, $33.6 million and $3.7 million, respectively. For the period from February 8, 2025 to September 30, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), the Company recorded a provision of $47.0 million and $0.7 million, respectively. The effective tax rate for three months ended September 30, 2025 (Successor) and September 30, 2024 (Predecessor) was 28.0% and 11.9%, respectively. The effective tax rate for the period from February 8, 2025 to September 30, 2025 (Successor), period from January 1, 2025 to February 7, 2025 (Predecessor), and the nine months ended September 30, 2024 (Predecessor) was (18.6)%, (1.3)%, and 0.8%, respectively.

As of September 30, 2025 (Successor), the Company projects an annual tax provision relative to its pre-tax loss in the US due to the valuation allowance on interest, the $10.5 million discrete benefit of the One Big Beautiful Bill in the third quarter of 2025, and a tax provision internationally relative to its pre-tax income, which results in a combined (19)% annual effective tax rate, as the combined pre-tax income by jurisdiction is minimized.

Net Income (Loss) and Earnings (Loss) Per Share

Net loss for the Successor three months ended September 30, 2025 was $106.2 million compared to $247.9 million net loss for the Predecessor three months ended September 30, 2024. Net loss for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to September 30, 2025 was $351.1 million compared to $482.0 million in the Predecessor nine months ended September 30, 2024. These changes were all primarily attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBITDAR by Segment

Adjusted EBITDA was $130.6 million for the Successor three months ended September 30, 2025 compared to $137.7 million for the three months ended September 30, 2024 (Predecessor). Adjusted EBITDA was $24.4 million for the Predecessor period from January 1, 2025 to February 7, 2025 and $343.1 million for the Successor period from February 8, 2025 to September 30, 2025 compared to $384.3 million for the nine months ended September 30, 2024 (Predecessor).

Adjusted EBITDAR for the Casinos & Resorts segment was $107.9 million for the Successor three months ended September 30, 2025 compared to $100.4 million in the three months ended September 30, 2024 (Predecessor). Adjusted EBITDAR was $23.6 million for the Predecessor period from January 1, 2025 to February 7, 2025 and $285.4 million for the Successor period from February 8, 2025 to September 30, 2025 compared to $289.7 million in the nine months ended September 30, 2024 (Predecessor). For the third quarter of 2025 Casino & Resorts improved compared to the same period last year with inclusion of our new Queen properties being partially offset by competitive market conditions most notably in Shreveport, Evansville, and Dover. Overall the competitive headwind is partially mitigated by our continued focus on operational efficiencies.

Adjusted EBITDAR for the International Interactive segment was $91.9 million for the Successor three months ended September 30, 2025 compared to $90.0 million for the three months ended September 30, 2024 (Predecessor) and was $28.9 million for the Predecessor period from January 1, 2025 to February 7, 2025 and $222.3 million for the Successor period from February 8, 2025 to September 30, 2025 compared to $254.9 million for the nine months ended September 30, 2024 (Predecessor). Improvement in the third quarter 2025 compared to same period last year reflects improved revenue with lower expenses that are the result of our continued focus on costs and efficiencies with an improving FX landscape for our European markets, partially offset by the disposition of the Asia interactive business in the fourth quarter of 2024.

Adjusted EBITDAR for the North America Interactive segment was a loss of $6.0 million for the Successor three months ended September 30, 2025 compared to Adjusted EBITDAR loss of $6.0 million in the three months ended September 30, 2024 (Predecessor). Adjusted EBITDAR loss of $5.7 million for the Predecessor period from January 1, 2025 to February 7, 2025 and Adjusted EBITDAR of $5.9 million for the Successor period from February 8, 2025 to September 30, 2025 compared to Adjusted EBITDAR loss of $17.3 million for the nine months ended September 30, 2024 (Predecessor). Third quarter 2025 results compared to 2024 improved for the segment with the inclusion of the Queen’s sports business coupled with strong top-line growth in our iGaming and on-line sports betting business, offset by higher marketing investment and an increase in certain other expenses.

The following table presents segment Adjusted EBITDAR, which is our reportable segment GAAP measure and our primary measure for profit or loss for our reportable segments, and consolidated Adjusted EBITDA. The following table reconciles consolidated Adjusted EBITDA, which is a non-GAAP measure, to net income (loss), as derived from our financial statements (in thousands):

	Successor		Predecessor
(in thousands)	Three Months Ended September 30, 2025	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Adjusted EBITDAR
Casinos & Resorts	$107,920	$285,427	$23,554	$100,442	$289,661
International Interactive	91,861	222,261	28,940	90,030	254,854
North America Interactive	(5,990)	(5,851)	(5,661)	(6,004)	(17,314)
Corporate & Other	(17,953)	(45,162)	(6,774)	(18,135)	(50,954)
Total	175,838	456,675	40,059	166,333	476,247
Rent expense associated with triple net operating leases(1)	(45,242)	(113,562)	(15,669)	(28,602)	(91,986)
Adjusted EBITDA	130,596	343,113	24,390	137,731	384,261

Interest expense, net of interest income	(105,866)	(255,125)	(27,229)	(73,975)	(221,306)
Benefit (provision) for income taxes	41,310	(47,038)	(664)	33,629	3,748
Depreciation and amortization	(78,371)	(197,584)	(22,343)	(77,800)	(316,328)
Non-operating (income) expense(2)	(13,413)	35,215	(3,525)	(22,122)	(19,992)
Foreign exchange (loss) gain	(32,097)	(37,044)	194	(30,246)	(26,447)
Transaction costs(3)	(35,183)	(78,967)	(5,106)	(19,788)	(31,952)
Restructuring charges(4)	—	—	—	1,068	(17,921)
Tropicana Las Vegas demolition and closure costs(5)	(6,464)	(22,093)	(2,605)	(19,643)	(35,664)
Share-based compensation	(1,938)	(7,028)	(1,954)	(4,099)	(11,629)
Impairment charges(6)	—	—	—	—	(12,757)
Merger Agreement costs(7)	(1,248)	(21,669)	(11,233)	(9,802)	(11,791)
Other(8)	(3,525)	(11,899)	(949)	(6,475)	(7,854)
Net loss	$(106,199)	$(300,119)	$(51,024)	$(247,855)	$(481,965)
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

Cash Flows Summary

	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to September 30, 2025	Period from January 1, 2025 to February 7, 2025	Nine Months Ended September 30, 2024
Net cash provided by (used in) operating activities	$(29,810)	$(80,186)	$76,177
Net cash used in investing activities	(235,710)	(17,697)	(191,081)
Net cash provided by financing activities	300,907	97,988	75,706
Effect of foreign currency on cash and cash equivalents and restricted cash	(26,376)	(457)	4,472
Net change in cash and cash equivalents and restricted cash	9,011	(352)	(34,726)
Cash and cash equivalents and restricted cash, beginning of period	230,902	231,254	315,262
Cash and cash equivalents and restricted cash, end of period	$239,913	$230,902	$280,536

Operating Activities

Net cash used in operating activities for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to September 30, 2025 was $110.0 million compared to $76.2 million net cash provided by operating activities for the nine months ended September 30, 2024 (Predecessor). The increase in cash used was primarily driven by a reduction in net loss in the Successor period from February 8, 2025 to September 30, 2025 and the predecessor period from January 1, 2025 to February 7, 2025 of $300.1 million and $51.0 million, respectively, compared to a net loss of $482.0 million for the nine months ended September 30, 2024 (Predecessor). This reduction in net loss year-over-year was offset by lower non-cash charges as compared to the nine months ended September 30, 2024 (Predecessor), which included a loss on sale-leaseback of $150.0 million and $80.1 million of accelerated depreciation related to our Tropicana Las Vegas assets.

Investing Activities

Net cash used in investing activities for the Successor period from February 8, 2025 to September 30, 2025 of $235.7 million and the Predecessor period from January 1, 2025 to February 7, 2025 of $17.7 million, compared to $191.1 million of cash used in investing for the nine months ended September 30, 2024 (Predecessor) was driven by an $83.7 million paid for our investment in the Star, coupled with cash paid for shares in Intralot of $13.8 million, offset by cash paid for acquisitions, net of cash acquired, and decreases in capital expenditures and cash paid for capitalized software.

Financing Activities

Net cash provided by financing activities for the Successor period February 8, 2025 to September 30, 2025 and the Predecessor period from January 1, 2025 to February 7, 2025 increased $323.2 million, from $75.7 million in the nine months ended September 30, 2024 (Predecessor). This increase was mainly attributable to higher net issuance of long-term debt and cash raised from the Bally’s Chicago Inc. issuance in the Successor period February 8, 2025 to September 30, 2025 and Predecessor period from January 1, 2025 to February 7, 2025, offset by lower net borrowings from deferred payable arrangements and payment of financing fees.

Capital Return Program

As of September 30, 2025, there was $95.5 million available for use under the capital return program, subject to limitations in our regulatory and debt agreements. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases.

We did not pay cash dividends during the Successor three months ended September 30, 2025, the Predecessor period from January 1, 2025 to February 7, 2025 nor the three months ended September 30, 2024 (Predecessor), nor do we currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.

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

In October 2025, the Company paid down the $500 million outstanding on its 2028 Notes as further described below.

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

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments, and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility also includes certain financial covenants the Company is required to maintain throughout the term of the credit facility. These financial covenants include a provision where, in the event borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment, the Company is required to maintain a first lien secured indebtedness to Adjusted EBITDA ratio of 5.00 to 1.00. As of September 30, 2025, the Company was in compliance with all applicable covenants.

In September 2025, the Company executed a Third Amendment to the Credit Agreement (“Amendment No. 3”) and an Incremental Joinder Agreement that collectively extended and increased the revolving credit facility and updated certain covenants and pricing provisions. Following the effectiveness of these amendments, which is subject to regulatory approval, a portion of the revolving credit facility will mature in 2028, while the remaining portion will mature in 2026. The amendments also provide for reductions in revolving commitments and related prepayments if specified transactions are completed. The revolving credit facility will continue to bear interest, at the Company’s option, at a SOFR-based or base-rate benchmark plus an applicable margin determined by the Company’s consolidated total-leverage ratio. The Credit Facilities continue to be guaranteed by the Company’s restricted subsidiaries (subject to customary exceptions) and secured by a first-priority lien on substantially all of the assets of the Company and such guarantors. Amendment No. 3 also refined the financial maintenance covenant applicable to the revolving lenders and reduced the utilization threshold at which the covenant becomes effective to 25%.

With proceeds from the Transaction Agreement, the Company paid down $500.0 million of its secured indebtedness, applied pro rata across its 2028 Notes and Term Loan Facility. Subsequently, the Company satisfied the remaining principal balance of its 2028 Notes with an additional payment of $395.0 million, and incurred and paid a make-whole payment pursuant to the note agreement. Additionally, the Company repaid all outstanding amounts under the Revolving Credit Facility. The Company is currently evaluating the effect of these debt payments and the associated unamortized original issue discounts, deferred financing fees, and fair value adjustments on the 2028 Notes and Term Loan Facility to its consolidated financial statements in the fourth quarter of 2025.

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

Refer to Note 11 “Derivative Instruments” and Note 14 “Long-Term Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Operating Leases

The Company is committed under various operating lease agreements for real estate and property used in operations. Minimum rent payable under operating leases was $3.37 billion as of September 30, 2025, of which $57.5 million is due within the current year. Refer to Note 15 “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

GLPI Leases

As of September 30, 2025 (Successor), the Company leases certain properties from GLPI under two separate master lease agreements, the “Master Lease,” and the “Master Lease No. 2.” The Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties are leased under the terms of the “Master Lease” which requires combined initial minimum annual payments of $101.5 million. The Company’s Bally’s Kansas City and Bally’s Shreveport properties are leased under the terms of the “Master Lease No. 2” which requires combined initial minimum annual payments of $32.2 million. Both leases have an initial term of 15 years and include four, five-year options to renew and are subject to a minimum 1% annual escalation or greater escalation dependent on CPI.

Following the Merger, the Company also has a master lease agreement through Queen with GLPI, the “Queen Master Lease”, with The Queen Baton Rouge, The Belle of Baton Rouge, Casino Queen Marquette and DraftKings at Casino Queen properties being leased under the terms of the Queen Master Lease, which requires combined initial minimum annual payments of $31.7 million. The Queen Master Lease has an initial term of 15 years and include four, five-year options to renew and is subject to annual escalation. Effective July 1, 2025, the DraftKings at Casino Queen and The Queen Baton Rouge properties were transferred to Master Lease No. 2 and the associated annual payments of $28.9 million was reallocated from the Casino Queen Master Lease to Master Lease No. 2. This was treated as a lease modification event where lease payments were reallocated across components of the Master Lease No. 2 on a relative fair value basis and the right of use assets and lease liabilities were remeasured.

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

On July 17, 2025, the Company entered into the Chicago MLA, as described in Note 15 “Leases”, with GLP, that amended the existing ground lease for the property on which the Company plans to develop its Permanent Facility and a development agreement with GLP pursuant to which GLP has committed to advance up to $940 million for the payment of hard costs used to construct the Permanent Facility in exchange for increasing the amount of rent payable to GLP under the Chicago MLA.

The Chicago MLA has an initial term of 15 years and includes four, five-year options to renew and is subject to annual escalation. Annual rent under the Chicago MLA is $20 million, with additional rent equal to 8.5% of the GLP Development Advances that are granted to the Company. The amended and restated ground lease was considered a lease termination in the third quarter due to the Company ceasing to control the use of the land effective upon signing of the Chicago MLA. As a result of the termination, the right of use asset and lease liability were derecognized, and a $0.5 million gain on lease termination was recorded. Effective with the signing of the Development Agreement, the Company reclassified $134.8 million of construction in process to Accounts Receivable related to assets for which title has transferred to GLP and the Company expects to receive funding. In addition, 158.5 million of previously capitalized costs related to building construction which will not be funded by GLP were reclassified to prepaid rent and will be recorded as an adjustment to the right of use asset upon commencement of the building lease. During the fourth quarter of 2025, the Company received the first reimbursement from GLP of $125.4 million.

The Star Entertainment Group Investment

On April 7, 2025, the Company entered into a Binding Term Sheet with The Star Entertainment Group Limited (“The Star”), an ASX-listed company, to invest up to A$300.0 million in a multi-tranche issuance of convertible notes and subordinated debt (the “Investment”). On April 8, 2025, The Star announced a commitment from its largest shareholder, Investment Holdings Pty, to subscribe for A$100.0 million of the Investment, reducing the Company’s commitment to A$200.0 million. On April 9, 2025, the Company funded A$66.7 million, consisting of Tranche 1A convertible notes of A$22.2 million (the “Convertible Notes”) and subordinated debt with a principal amount of A$44.4 million. Additionally, on May 23, 2025, the Company and The Star entered into a Subscription Agreement and a Subordination Deed Poll in favor of certain of The Star’s senior lenders.

Following shareholder approval obtained on June 25, 2025, the Company funded an additional principal amount of A$66.7 million in subordinated debt on June 27, 2025 (together with the A$44.4 million, the “Subordinated Notes”). As of September 30, 2025, the outstanding principal balance on the Subordinated Notes and Convertible Notes were A$111.1 million and A$22.2 million, respectively.

The remainder of the Company’s A$66.7 million commitment (the “Forward Obligation”) was funded on October 9, 2025 in the form of subordinated debt. Upon regulatory approval of the Investment, the Subordinated Notes will settle into the Convertible Notes on a cashless basis. Both the Convertible Notes and Subordinated Notes mature on July 2, 2029, and bear interest at an annual rate of 9%, paid in-kind and compounded quarterly. The Star may elect to settle accrued interest in cash or by issuing its ordinary shares. The Company can convert the principal amount of the Convertible Notes into ordinary shares of The Star at any time once regulatory approval has been received at a conversion price of A$0.08 per share. The Company accounts for the instruments funded to date, along with the embedded derivatives associated with their conversion and redemption features, by utilizing the fair value option under ASC 825, Financial Instruments, as the Company believes this best depicts the economics of the investment.

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

Capital expenditures for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to September 30, 2025 were $146.6 million compared to $155.8 million for the Predecessor nine months ended September 30, 2025. For the Successor period from February 8, 2025 to September 30, 2025 and the Predecessor Period from January 1, 2025 to February 7, 2025, we continued our spending on our planned projects and maintenance at our casino properties, the most significant being our future Bally’s Chicago permanent facility.

Bally’s Twin River - In connection with our partnership with IGT, we have committed to invest $100 million in Bally’s Twin River over the term of our master contract, ending in 2043, with Rhode Island to expand the property and add additional amenities along with other capital improvements. As a major component of this, we have constructed and opened a 14,000 square foot Korean-style spa, and a 40,000 square foot casino expansion, both of which opened in the first half of 2023. Approximately $42.0 million of the committed investment remains as of September 30, 2025.

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

Other Contractual Obligations

Sponsorship Commitments - The Company has entered into several sponsorship agreements with various professional sports leagues and teams, allowing the Company use of official league marks for branding and promotions, among other rights. As of September 30, 2025, obligations related to these agreements were $116.2 million, with contracts extending through 2036.

Interactive Technology Partnerships - The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of September 30, 2025, the cumulative minimum obligation committed in these agreements is approximately $33.3 million, extending through 2029.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements and foreign currency risk attributable to our operations outside of the US. Inflation generally affects us by increasing our cost of labor. Bally’s does not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended September 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the three months ended September 30, 2024 (Predecessor).

Interest Rate Risk

As of September 30, 2025 (Successor), interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On September 30, 2025 (Successor), we had $2.27 billion of variable rate debt outstanding under our Term Loan and Revolving Credit Facilities and $1.99 billion of unsecured senior notes. Based upon a sensitivity analysis of our debt levels on September 30, 2025 (Successor), a hypothetical increase of 1% in the effective interest rate would cause an increase in interest expense of approximately $22.7 million over the next twelve months while a decrease of 1% in the effective interest rate, not to exceed the interest rate floor, would cause a decrease in interest expense of approximately $22.7 million over the same period.

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

We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the three months ended September 30, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor), and the three months ended September 30, 2024 (Predecessor).

Foreign Currency Risk

We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the US. A vast majority of our revenues are from the UK market and are conducted in British Pound Sterling (“GBP”) and are therefore susceptible to any movements in exchange rates between the GBP and US Dollar. Foreign currency transaction losses for the three months ended September 30, 2025 (Successor), the period from February 8, 2025 to September 30, 2025 (Successor) and the three and nine months ended September 30, 2024 (Predecessor) were $32.1 million, $37.0 million, $30.2 million and $26.4 million, respectively. Foreign currency transaction gains for the period from January 1, 2025 to February 7, 2025 (Predecessor) were $0.2 million. Movements in currency exchange rates could impact the translation of assets and liabilities of these foreign operations which are translated at the exchange rate in effect on the balance sheet date. We have utilized operational hedges or forward currency exchange rate contracts, as well as derivative financial instruments, such as cross currency swaps, to manage the impact of currency exchange rate fluctuations on earnings and cash flows.

ITEM 4.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures for the reporting period ended September 30, 2025 as such terms is defined in Rule 13a-15(f) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

As noted above, during the quarter ended March 31, 2025, the Company completed implementation and began using a new ERP system, which replaced its pre-existing operational and financial system. As a result of this implementation, the Company continued to modify certain existing internal controls over financial reporting and implemented new controls and procedures related to the new ERP system since implementation.

There have been no other changes in our internal control over financial reporting that occurred during the third quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
2.1*	Transaction Agreement, dated July 18, 2025, between the Company and Intralot S.A.
10.1
Amended and Restated Ground Lease, dated July 17, 2025, by and between Bally’s Chicago Operating Company, LLC and GLP Capital, L.P. (incorporated by reference to Exhibit 10.20 to the registration statement on Form S-1 filed by Bally’s Chicago, Inc. (File No. 333-283772) on August 5, 2025)

10.2
Development Agreement, date July 17, 2025, by and between Bally’s Chicago Operating Company, LLC and GLP Capital, L.P. (incorporated by reference to Exhibit 10.21 to the registration statement on Form S-1 filed by Bally’s Chicago, Inc. (File No. 333-283772) on August 5, 2025)

10.3
Third Amendment to Credit Agreement, dated as of September 11, 2025, by and among the Company, the subsidiaries of the Company party thereto as guarantors, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on September 12, 2025)

10.4
Incremental Joinder Agreement, dated as of September 29, 2025, by and among the Company, Jefferies Finance LLC and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on September 30, 2025)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Quarterly report on Form 10-Q for the quarter ended September 30, 2025, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 12, 2025.

BALLY’S CORPORATION

By:	/s/ VLADIMIRA MIRCHEVA
Vladimira Mircheva
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ ROBESON M. REEVES
Robeson M. Reeves
Chief Executive Officer
(Principal Executive Officer)