Form 10-K
period 2025-12-31
Bally's Corp
filed 2026-03-23
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025 based on the closing price on the New York
Stock Exchange for such date, was approximately $68.9 million.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2026
Common stock, $0.01 par value	48,535,459
For additional information regarding the Company’s shares outstanding, refer to Note 17 “Stockholders’ Equity.”
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
ITEM 1.BUSINESS
Bally’s Corporation, a Delaware corporation, with global headquarters in Providence, Rhode Island, is referred to as the
“Company,” “Bally’s,” “we,” “our” or “us.” Our common stock is traded on the New York Stock Exchange (the “NYSE”)
under the symbol “BALY”.
Our Company
We are a global gaming, hospitality, entertainment and technology company with an expanding international footprint across casino, interactive and lottery markets. We provide our customers and partners with physical and interactive entertainment and gaming experiences worldwide. Our offerings include traditional casino gaming, iGaming, online bingo, sportsbook, free-to-
play games and technology driven lottery and gaming solutions.
As of February 28, 2026, we own and operate 20 casinos globally, including in the United Kingdom (“UK”) and in 11 states across the United States (“US”), along with a golf course in New York and a horse racetrack in Colorado.
We also own Bally Bet Sportsbook & Casino, a premier sports betting and iCasino platform licensed in 14 jurisdictions in
North America, and a majority equity interest in Bally’s Intralot S.A. (“Intralot”) which is active in 39 jurisdictions worldwide and is comprised of a global lottery, technology, management and services business and also the Bally’s Interactive
International division, a leading global interactive gaming operator. We also have rights to developable land in Las Vegas at the site of the former Tropicana Las Vegas, have been awarded a license to build a full-scale casino and resort in The Bronx, New
York, and are developing an integrated destination resort in Chicago, Illinois.
Our revenues are primarily generated by these gaming and entertainment offerings. Our proprietary software and technology stack is designed to allow us to provide consumers with differentiated offerings and exclusive content.
Our Strategy and Business Developments
We seek to continue to grow our business by focusing on expanding our integrated casino and interactive gaming platform, optimizing our capital structure, and employing disciplined growth initiatives. We believe that interactive gaming represents a significant strategic opportunity for the future growth of Bally’s and we will continue to proactively allocate resources in regions where we anticipate iGaming regulation, in addition to those markets where iGaming is already well-established.
Across the globe, we engage in multiple state and private bidding processes, seeking to obtain new lottery agreements through our innovative technology and solutions. We seek to increase revenues at our casinos and resorts through enhancing the guest experience by providing popular games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service. We believe that our recent acquisitions have expanded and diversified us from financial and market exposure perspectives, while continuing to mitigate our susceptibility to regional economic downturns, idiosyncratic regulatory changes and increases in regional competition.
In 2025, we continued to execute our long-term strategy, focusing on portfolio expansion, interactive and digital growth, capital structure optimization and operational excellence. Notable efforts included:
•In February 2025, we completed the previously announced merger transactions with Standard General L.P. and its affiliates (“Standard General”) and The Queen Casino & Entertainment, Inc., and affiliate of Standard General
(“Queen Casino”), adding four regional gaming properties to our Casinos and Resorts portfolio. We believe that these acquisitions strengthen our presence in core US markets and support our strategy of geographic diversification.
•In October 2025, we completed a landmark multi-stage transaction with Intralot that reshaped our operating footprint by combining our Bally’s International Interactive business with Intralot’s lottery and gaming operations. We believe that this strategic combination established a cohesive global footprint that strengthened both our business-to-business
(“B2B”) and business-to-consumer (“B2C”) channels. This integration brought together our advanced digital technology framework, data systems and interactive expertise with Intralot’s established lottery infrastructure and global market reach. We own 57.9% in the combined entity, which is listed on the Athens Stock Exchange as BYLOT.
•In April 2025, we committed A$200 million in convertible notes and subordinated debt to acquire an approximately
38% economic interest in The Star Entertainment Group Limited (“The Star”), a leading Australian casino operator with properties in Sydney, Brisbane and the Gold Coast. This investment expands our international footprint and helps position us for further long-term global growth.

•During 2025, Bally’s Chicago, Inc., a consolidated subsidiary of the Company, successfully completed a public offering and private placements, which offered equity to local and accredited investors in an innovative public-private structure that enhances our local stakeholder alignment, demonstrating our commitment to communities in the City of
Chicago and other parts of Illinois.
•Construction of our permanent Chicago casino progressed throughout the year, supported by operations at the Bally’s
Chicago Casino temporary facility. We continued to refine customer engagement strategies and integrate data analytics to optimize performance ahead of the permanent opening.
•In September 2025, we announced plans for the former Tropicana Las Vegas site that include the development of the future Las Vegas Athletics Major League Baseball stadium and an expansive integrated casino, retail, dining and entertainment complex.
•In December 2025, we were awarded one of New York State’s three downstate commercial casino licenses for our
Bally’s Bronx project, a transformational $4 billion integrated casino resort project located within Bally’s Golf Links at Ferry Point in The Bronx, New York. This resort project aims to create sustainable economical advancement and meaningful engagement and collaboration within the community.
•During 2025, several lottery contracts were awarded to Intralot including contracts for VLTs monitoring system in
Nebraska and in New Zealand and contracts for lottery systems in New Hampshire, Idaho and Arkansas.
Collectively, these initiatives have advanced our transformation into a globally diversified gaming and technology operator with a strengthened portfolio, expanded global footprint and enhanced platforms across both digital and land-based channels.
2025 Transactions
On February 7, 2025, the Company completed the previously announced transactions under the Agreement and Plan of Merger
(as amended, the “Merger Agreement”) with SG Parent LLC, a Delaware limited liability company (“Parent”), The Queen
Casino & Entertainment, Inc., a Delaware corporation and affiliate of Parent (“Queen”), Epsilon Sub I, Inc., a Delaware
corporation and wholly owned subsidiary of the Company (“Merger Sub I”), Epsilon Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub II”, and together with the Company and Merger Sub I, the “Company
Parties”), and, solely for purposes of specified provisions thereof, SG CQ Gaming LLC, a Delaware limited liability company
(“SG Gaming” and together with Parent and Queen, the “Buyer Parties”). Refer to Note 1 “General Information” to our
consolidated financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K for more information on the
Merger Agreement and the mergers.
On October 8, 2025 (the “Intralot Closing Date”), the Company completed the previously announced acquisition under the transaction agreement (the “Transaction Agreement”) of Intralot, pursuant to which Intralot agreed to acquire Bally’s
International Interactive through a combined cash-and-equity transaction. Pursuant to the Transaction Agreement, (i) Intralot
paid the Company €1.5 million ($1.8 billion) in cash and issued approximately 873.7 million new shares in exchange for all of the issued and outstanding capital stock of Bally’s Holdings Limited which held Bally’s International Interactive, (ii) the
Company’s ownership of Intralot increased to a controlling 57.9% interest through the issuance of equity to the Company’s consolidated subsidiary Premier Entertainment Sub, LLC via PE Sub Holdings LLC, an indirect wholly owned subsidiary of the
Company, making the Company the majority shareholder of Intralot (the “Intralot Transaction”).
As a result of obtaining a controlling financial interest in Intralot, the Company retained control of Bally’s International
Interactive, via Bally’s Holdings Limited, throughout the transaction. On the Intralot Closing Date, legal ownership of Bally’s
Holdings Limited transferred from Premier Entertainment Sub to Intralot; however, Bally’s Corporation simultaneously obtained control of Intralot. Accordingly, Bally’s maintained control of Bally’s International Interactive, and as a result, the transfer of Bally’s International Interactive was accounted for as an equity transaction with the initial recognition of a 42.1%
non-controlling interest, and no gain or loss was recognized in earnings.
For further information on our recent acquisitions, refer to Notes 1 “General Information” and 7 “Business Combinations” to
our consolidated financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K.

Our Operating Structure
Our business is organized into four reportable segments: (i) Casinos & Resorts, (ii) Bally's Intralot B2B, (iii) Bally's Intralot
B2C and (iv) North America Interactive.
Casinos & Resorts - includes 19 land-based casino properties, one horse racetrack and one golf course in the US as of
February 28, 2026:

Property Name	Location
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey
Bally’s Black Hawk(1)(2)	Black Hawk, Colorado
Bally’s Chicago Casino (“Bally’s Chicago”)(3)	Chicago, Illinois
Bally’s Dover Casino Resort (“Bally’s Dover”)(2)	Dover, Delaware
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)(2)	Evansville, Indiana
Bally’s Kansas City Casino (“Bally’s Kansas City”)(2)	Kansas City, Missouri
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)(2)	Rock Island, Illinois
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)(2)	Shreveport, Louisiana
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)(2)	Tiverton, Rhode Island
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)(2)	Lincoln, Rhode Island
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)(2)	Biloxi, Mississippi
Bally’s Arapahoe Park	Aurora, Colorado
Bally’s Golf Links at Ferry Point (“Bally’s Golf Links”)	Bronx, New York
Casino Queen Marquette(2)	Marquette, Iowa
DraftKings at Casino Queen(2)	East St. Louis, Illinois
Bally's Baton Rouge Casino and Hotel(2)	Baton Rouge, Louisiana
The Queen Baton Rouge(2)	Baton Rouge, Louisiana
__________________________________
(1)Consists of three casino properties: Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(2)Properties leased from Gaming & Leisure Properties (“GLPI”). Refer to Note 15 “Leases” presented in Part II, Item 8 of this Annual Report on Form 10-
K for additional information.
(3)Temporary casino facility while permanent casino resort is constructed. Site of future permanent casino resort is leased from GLPI.
Bally's Intralot B2B - includes Intralot’s global lottery operations and the Company’s licensing business.
Bally's Intralot B2C - includes the Company’s interactive European gaming operations, Intralot’s B2C lottery operations, as well as one casino property, Bally's Newcastle, in the UK.
North America Interactive - includes the North American operations of Bally’s Interactive, primarily a B2C online iGaming and online sportsbook operator; and consumer facing service and marketing engines.
Refer to Note 20 “Segment Reporting” to our consolidated financial statements presented in Part II, Item 8 of this Annual
Report on Form 10-K for additional information on our segment reporting structure.
Our Brands
Bally’s Brand
Bally’s is an iconic brand with broad recognition in the gaming industry. Our market research indicates that active gamers demonstrate strong awareness of the Bally’s name, though historically they have had limited engagement with Bally’s‑branded products and gaming offerings. In recent years, we have undertaken a comprehensive rebranding initiative across our casinos and resorts portfolio to build upon the deep legacy of the Bally’s brand.

Our research further indicates that gamers across demographic segments recognize Bally’s and associate the brand with gaming entertainment, including slot machines, pinball machines, video gaming, and casinos. We continue to execute on our vision of establishing Bally’s as a premier, fully integrated, omni‑channel gaming destination for both retail and online players. These insights have informed the development of our Bally Rewards program, which enables customers to earn and redeem rewards seamlessly across online platforms, our sportsbook, and our casino resorts.
We believe our phased approach to transforming and unifying the Bally’s brand has been thoughtful and deliberate. While certain properties operate under legacy or third‑party naming rights arrangements, Bally’s remains central to our long‑term strategic positioning.
In summary, we remain focused on advancing Bally’s as a legendary, integrated brand by leveraging our casinos and resorts footprint, interactive offerings, media assets, and our comprehensive rewards program to enhance customer engagement and rival our competition.
Interactive Brands
We operate a suite of award-winning brands and are focused on building a diverse portfolio of distinctive and recognizable brands that deliver player experiences and gaming content globally. Our brands are generally as follows, which include certain licensed brands:
•iGaming brands: Bally Bet, Rainbow Riches Casino, Virgin Games, Monopoly Casino;
•Online bingo: Jackpotjoy, Double Bubble Bingo and Botemania;
•Sportsbook: Bally Bet;
•Free-to-Play Games: Bally Play, Bally Sports Live and SportCaller;
•Telescope, a provider of real-time audience engagement solutions for live events, gamified second screen experiences and interactive livestreams.
Lottery Brands
Our lottery brands include LotosX, which serves as our open and modular software ecosystem enabling operators to deliver secure, reliable, and flexible gaming services with improved operational efficiency, and PhotonX, which is one of the market’s highest‑performance retail lottery terminals, providing fast, dependable transaction processing and a seamless experience for both operators and players.
Our Technology and Product Development
At Bally’s, we have developed an integrated suite of real‑money gaming and lottery technologies that support a diverse portfolio of localized products. Our platforms combine proprietary innovation with third‑party solutions, enabling flexibility, scalability, and responsiveness to market needs.
Our technology stack delivers core player account management capabilities, including responsible gaming tools, compliance infrastructure, and secure, high‑performance digital wallets. Our data and analytics platform supports essential marketing processes and enables a unified, customer‑focused experience across our casinos and resorts, as well as our online gaming, sports betting, and lottery businesses.
We remain committed to advancing technology that strengthens our competitive position and enhances the customer experience. A key objective is the continued integration of products and systems across our portfolio to deliver a seamless, end‑to‑end experience. We also plan to expand our data analytics capabilities to improve the identification and management of problem‑gambling indicators while enhancing product personalization and entertainment value.
Our approach is grounded in more than two decades of experience in global lottery and online gaming markets, combined with
Intralot’s extensive lottery heritage, Bally’s iGaming expertise, and longstanding partnerships with leading third‑party sports and gaming providers. Our technology and product development teams continue to innovate, adapt to emerging trends, and support expansion into new markets.
A significant milestone in our technology strategy is Vitruvian, our advanced data and marketing platform that leverages real‑time data, artificial intelligence (“AI”), and machine learning (“ML”). Vitruvian supports predictive analytics, real‑time responsible gaming monitoring, and highly personalized marketing and content recommendations. Together with our existing lottery, sports, and gaming platforms, it provides a robust foundation for continued innovation and future market launches.

In 2025, we continued to strengthen our online gaming and sports betting offerings, including the rollout of a redesigned proprietary sportsbook interface in North America. Across the Bally’s Intralot B2C segment, we expanded sports offerings through the Kambi platform, introduced the “Jackpot Blast” jackpot product, and completed deployment of Vitruvian. These enhancements reinforced our responsible gaming frameworks, improved platform efficiency, and supported more personalized customer engagement.
Intralot’s lottery portfolio further expands our global technology footprint, providing solutions across 40 markets. These include proprietary systems for state‑operated traditional lotteries under long‑term contracts, iLottery platforms, advanced VLT monitoring systems for large‑scale gaming networks, and “Orion,” a retail‑focused sports betting platform designed to leverage existing retail infrastructure.
Throughout 2026, we expect to advance integration between Bally’s Interactive and Intralot technologies. This work is intended to strengthen our long‑term technology roadmap, enhance future B2B opportunities, and introduce additional capabilities across our B2C operations in both existing and emerging markets.
Marketing
Bally’s marketing strategy centers on a well-defined vision: driving sustainable growth, increasing market share, and strengthening competitive advantage within each region in which we conduct business. To realize these objectives, we utilize a cohesive, analytics-based strategy that spans six primary marketing channels - Advertising, Direct Marketing, Player
Development, Special Events and Promotions, Entertainment, and our Bally Rewards loyalty program.
This multi‑channel ecosystem enables us to create consistent brand experiences while tailoring our message to the unique dynamics of each market. Our marketing system is crafted to drive both visitation and revenue with targeted precision, efficiency and a strategic approach, serving over 12 million Bally Rewards members across North America.
Our transformation is clear and intentional. We are purposefully adopting a growth-oriented strategy, focusing on expanding our database, enhancing customer loyalty and boosting revenue growth, all while upholding prudent reinvestment. By directing resources towards high impact, high return initiatives, particularly in regional markets with fierce competition, Bally’s is dedicated to capturing market share through more effective marketing, deeper customer engagement, and premier analytics.
Our strategy centers on a comprehensive analysis of data, assessing not only efficiency but also effectiveness. Through insights into customer actions, prevailing market trends, and reinvestment economics, we are able to optimize returns and maintain long-term growth, even when faced with strong competitive environments.
Advertising
Bally’s takes a distinctly different approach from traditional casino advertising, choosing to emphasize targeted, action-oriented communications rather than widespread brand awareness campaigns. The Company allocates its advertising budget toward initiatives that prompt instant customer engagement, such as special events, entertainment options, promotional activities, and amenity‑based offers.
Years of operating in highly competitive regional markets have shown that targeted advertising outperforms generic messaging, strengthening both visitation and overall brand value. We leverage a diversified media mix to connect with every customer segment, ensuring relevance and maximizing conversion.
Direct Marketing
Direct marketing is the foundation of our customer engagement model. It allows us to build personalized, data‑driven relationships through tailored offers designed to stimulate initial visits, increase frequency, and reactivate inactive or low‑frequency players.
Our strategy differentiates itself by being more aggressive and more analytical than traditional approaches. We believe our success across the portfolio has come from optimizing reinvestment without oversaturation and from leveraging a rules‑based decision engine that incorporates multiple customer‑value and behavioral data points. This strategy is designed to promote precision, improve ROI, and enhance the customer experience through relevancy and consistency.

Player Development
Our VIP segment—representing over 60% of rated casino revenue—is the core of Bally’s business. The Player Development team sits at the heart of our customer‑relationship strategy, building and maintaining high‑value relationships that directly impact property performance.
This group works with divisional and property‑level leadership to drive:
•Premium player acquisition
•Retention and loyalty
•VIP revenue growth
•Best‑in‑class service delivery
We believe that providing exceptional hospitality, exclusive experiences, tailored offers, and personalized entertainment helps
Bally’s remains a preferred destination for our most valuable customers. Player Development is not just a marketing function—
it is a strategic revenue engine critical to our long‑term growth.
Special Events and Promotions
Programming is one of the most important drivers of visitation in regional gaming markets, and Bally’s leverages its loyalty program to deliver high‑value, segmented event strategies. We believe gift programs, promotional offers, card‑tier events, and themed activation calendars reinforce loyalty and accelerate repeat visitation.
Our approach seeks to balance broad‑appeal promotions with elevated, targeted experiences designed to deliver incremental revenue from core customer segments. This approach aims to strengthen the Bally Rewards program and enhance brand affinity across the database.
Entertainment
Entertainment plays a vital role in our mission to attract and retain gamers. Through a mix of headline acts and compelling local entertainment in lounges and bars, Bally’s strives to create a differentiated customer experience that drives both gaming and non‑gaming revenue.
By integrating entertainment into our marketing strategy, we expand our reach to new audiences, so that we may grow our loyalty base and reinforce the Bally’s brand as engaging, fun, and experience‑driven.
Bally Rewards Loyalty Program
The Bally Rewards Program is the backbone of our customer ecosystem. Designed to unify the brand across all Casinos &
Resorts properties, the program features five tiers—Pro, Star, Superstar, Legend, and Champion—each offering escalating benefits.
The future vision includes a true “one card system” allowing customers to seamlessly use their benefits across properties and online.  Our focus is on expanding benefits beyond the casino floor, giving customers more reasons to stay loyal to the Bally’s brand.
Interactive Cross Marketing
Our cross‑marketing strategy bridges online and land‑based gaming through coordinated campaigns across direct mail, property marketing, and VIP channels. We believe these initiatives increase interactive product adoption while driving interactive customers back into land‑based properties. In jurisdictions where we have both strong retail and interactive business, we believe we have the opportunity to use our database to cross sell customers and unlock value in the database.  This is a growing area of opportunity, and we look to deploy in more markets as our interactive business grows.

Competition
The gaming industry is one of the most competitive in the entertainment landscape, spanning land‑based casinos, Native
American properties, online gaming, sports betting, Video Lottery Terminals (“VLTs”), sweepstakes, fantasy sports, and countless non‑gaming leisure alternatives. Competitive pressure is significant in every jurisdiction where we operate—
especially from low‑tax competitors such as certain Native American casinos.
As legalized gaming continues to expand across the US and internationally, Bally’s must maintain a disciplined, data‑driven marketing strategy to protect market share, grow in key regional markets, and continue positioning the brand for long‑term success.
Seasonality
Seasonal patterns, including weather, tourism cycles, and transportation conditions, affect performance across several Bally’s properties. Regional casinos often peak in the spring; destination properties in the summer. Sports betting follows major sports seasons. Because these fluctuations can materially impact performance, Bally’s proactively aligns programming, reinvestment, and marketing calendars to maximize results during peak demand and offset seasonal declines.
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
We believe that by providing our employees with competitive pay and benefits, as well as opportunities for professional development, we can achieve our goals of attracting and retaining a creative and engaged workforce reflective of our players, guests and customers. Our professional development efforts include robust training programs, at no cost to the employee, scholarships, and tuition reimbursement opportunities. In addition, we maintain a Management Development Program which is designed to allow us to identify and promote high performing talent within our workforce. We also engage with our employees through a number of health and wellness programs which include an annual wellness fair, annual flu shots, weight loss programs, quarterly fitness challenges, employee assistance program, student loan assistance, and weekly wellness communications providing helpful information on health initiatives.
We also believe in the importance of giving back to our communities and have several community impact initiatives, including fundraising events to support local organizations and community service events. We encourage our employees to participate in these events and recognize their efforts and contributions in their respective communities.
Labor Relations
As of December 31, 2025, we had approximately 11,700 employees. A large number of our employees at our Casinos &
Resorts properties within several US states are represented by a labor union and are subject to collective bargaining agreements with us. As of December 31, 2025, we had 36 collective bargaining agreements covering 3,679 employees. Our collective bargaining agreements generally have three-or-five-year terms.
Environmental, Social and Corporate Governance
Bally’s is committed to engaging and investing in the communities in which we operate and promoting a diverse and inclusive workplace for our valued team members. We strive to make a positive impact and embrace our commitment to responsible gaming and business practices.
Across all jurisdictions where we are located, we are dedicated to building stronger communities by becoming an integral part of the local community by hosting fundraisers, building relationships, growing tourism, and supporting local non-profits. The
Company made a landmark $5 million commitment over five years to the Community College of Rhode Island Foundation as part of a strategic workforce and economic development partnership in the State of Rhode Island. This investment has led to the development and launch of a comprehensive Table Games Dealer Training Academy at the college campus near one of our largest casinos. The program's inaugural class achieved a 100% graduation rate, with all graduates receiving job offers from
Bally’s, the majority of which remain active team members today.

In addition, we are committed to ensuring responsible play and guest safety. All our employees participate in training to better equip them to identify and mitigate problem play. The Company is a member of the U.S. Responsible Online Gaming
Association and the corporate Leadership Circle for the National Council on Problem Gambling, adopted American Gaming
Association’s Responsible Marketing Code of Conduct and supported its annual “Have a Game Plan” Campaign, and received
RG Check responsible gaming accreditation for online operations BallyCasino.com and VirginCasino.com (since rebranded to
MONOPOLYCasinoUS.com). We are also committed to supporting responsible gaming research and donated over $1 million to the International Center of Responsible Gaming for expanded research for underage play prevention and the usage of responsible gaming tools since 2022.
Governmental Gaming Regulation
General
The casino, iGaming and lottery industries are highly regulated, and we must maintain licenses and pay gaming taxes in each jurisdiction in which we operate. Our casino and iGaming businesses, as well as our lottery contracts which are typically B2B in nature, serving government run and state regulated lottery organizations, are subject to extensive regulation under the laws, rules and regulations of the jurisdiction in which we operate. These laws, rules and regulations generally concern the responsibility, financial stability, integrity and character of the owners, managers, officers and certain employees of our gaming operations. Probity checks are conducted by regulatory authorities to establish that such persons are fit and proper. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions.
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

The DoL also has regulatory authority over Bally’s under our VLT master contracts with the DoL. Our master contracts with
Rhode Island extended through June 30, 2043, and allow for consolidation of promotional points between Bally’s Twin River and Bally’s Tiverton, obligate Bally’s Twin River to build a 50,000 square foot expansion, obligate Bally’s to lease at least
20,000 square feet of commercial space in Providence, and commit us to invest $100 million in Rhode Island over the term, including an expansion and the addition of new amenities at Bally’s Twin River. As a licensed Technology Provider since July
1, 2021, Bally’s Twin River is entitled to an additional share of net terminal income on VLTs which they owned or leased. June
2021 legislation in Rhode Island also authorized a joint venture between Bally’s and IGT Global Solutions Corporation (“IGT”)
to become a licensed technology provider and supply the State of Rhode Island with all VLTs at both Bally’s Twin River and
Bally’s Tiverton for a 20.5-year period starting January 1, 2023. The joint venture was organized as the Rhode Island VLT
Company, LLC, with IGT owning 60% of the membership interests and Bally’s or its affiliates owning 40% of the membership interests (“RI Joint Venture”). On December 30, 2022, Bally’s Twin River and Bally’s Tiverton purchased additional machines directly from IGT to effectively own 40% of the machines. On January 1, 2023, Bally’s Twin River and Bally’s Tiverton
contributed all of their machines to the RI Joint Venture in return for an aggregate 40% membership interest, and IGT contributed all of their machines at Bally’s Twin River and Bally’s Tiverton to the RI Joint Venture in return for a 60%
membership interest.
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
Intellectual Property
We develop intellectual property to differentiate our retail casinos, interactive and lottery products from our competitors. Our brands and technology constitute key business assets. In order to protect our brands, technology and other creative output, we rely on a combination of trademarks, copyright, patents, trade secrets and contract law to establish and protect our proprietary rights.
Our core brand in the United States is Bally’s and Bally. We use “Bally’s” in connection with a majority of our land-based properties. We use variations of “Bally” in connection with our interactive products, including Bally Bet, Bally Sports Live and
Bally Play. The Bally’s and Bally brands are protected by approximately 200 trademark registrations and applications in the US and foreign jurisdictions. In line with our multi-brand strategy, we register trademarks for brands either directly exploited by us in the provision of gaming services or for the purpose of licensing to third parties. Following the sale of the Carved-Out
Business in the fourth quarter of 2024, our in-house brands in foreign jurisdictions include Jackpotjoy, Botemania, Vera & John
(in Sweden only) and Bally Bet Sports & Casino. We also operate interactive sites under brand license agreements with third parties, including the Virgin Games, Rainbow Riches Casino, Double Bubble Bingo and Monopoly Casino brands. In addition, we hold an exclusive trademark license for Hard Rock in relation to our Hard Rock Biloxi casino. The Hard Rock license expires in 2027 with an option to renew for two successive ten-year terms.
We create original software code and designs for our interactive gaming, lottery and betting services. Our software code is primarily protected by copyright and, to a lesser extent, patents. Although our business is not dependent on any one of our patents or combination of our patents, we file patent applications where we believe it is appropriate to do so. Our Bally’s
Intralot research and development efforts have resulted in 166 granted patents and two additional active patent applications pending in various stages. We also license patented technology where required for the operation of our business. We protect our trade secrets and confidential information by nondisclosure agreements and confidentiality clauses.
While we take action to protect our intellectual property rights, there is always a risk that (i) our proprietary rights become invalidated or unenforceable, (ii) we are unsuccessful in obtaining trademark or patent registrations, (iii) a brand license agreement is terminated, and (iv) we are unsuccessful in our enforcement efforts and therefore unable to prevent what we consider to be misuse of our intellectual property assets. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Further, third parties may independently develop similar brands and technologies which would negatively impact the value of our intellectual property.

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

ITEM 1A.RISK FACTORS
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
•Portions of our operations are dependent on government contracts, which are generally awarded following lengthy and competitive government bidding processes and include performance guarantees.
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
•We are subject to various construction and development risks in connection with our current and future construction projects.
•We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions.
•We face risks associated with growth and acquisitions.
•Negative perceptions and publicity surrounding the lottery industry could lead to increased regulation.
•Our management identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements.
•We may be unable to protect our intellectual property rights.

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
•We may use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm and legal liability, and could have adverse effects on our business, operating results, and financial condition.
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
•Our largest shareholder owns a majority of our outstanding common stock, which could limit the ability of other shareholders to influence corporate matters.
•We are a “controlled company” within the meaning of the corporate governance standards of NYSE. As a result, we qualify for exemptions from certain corporate governance standards and our shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements.
•We are not paying dividends and any decision to do so in the future will be at the discretion of our Board.
General Economic Conditions
Our business is particularly sensitive to periodic reductions in discretionary consumer spending.
Our business is particularly sensitive to periodic reductions in discretionary consumer spending. Demand for entertainment and leisure activities, including gaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as visiting casinos and casino hotel properties, free-to-play games, sports betting, iCasino and online bingo. A period of sustained inflation, particularly in the US, European Union (“EU”) and UK, could materially impact our business. The effects of inflation on discretionary consumer spending could result in the reduction of the demand for entertainment and leisure activities. Moreover, we rely on the strength of regional and local economies in the US for the performance of each of our properties. As a result, we cannot ensure that demand for our offerings will remain constant.
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
Portions of our operations are dependent on government contracts, which are generally awarded following lengthy and competitive government bidding processes and include performance guarantees.
We routinely engage in lengthy and highly competitive government bidding processes, which have resulted in contracts with government entities across various jurisdictions. Our contracts contain terms and conditions and performance guarantees that we must comply with throughout their term. Any delays in project execution could expose us to the risk of financial liabilities, including the payment of damages and/or increased insurance premiums associated with the performance guarantees, which could materially adversely affect our business.

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
operations.
We are also subject to laws and regulations that create liability and cleanup responsibility for releases of regulated materials into the environment. Certain of these laws and regulations impose strict, and under certain circumstances joint and several, liability on the current or previous owner or operator of property for the costs of remediating regulated materials on or emanating from our property. The costs of investigation, remediation or removal of those substances may be substantial. The presence of, or failure to remediate properly, such materials may adversely affect the ability to sell or rent such property or to borrow funds using such property as collateral. Additionally, as an owner or manager of real property, we could be subject to claims by third parties based on damages and costs resulting from environmental contamination at or emanating from third-
party sites. These laws typically impose clean-up responsibility and liability without regard to whether the owner or manager knew of or caused the presence of the contaminants and the liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. In addition, environmental requirements address the impacts of development on wetlands.

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
We operate under extremely stringent regulatory requirements in relation to our land-based casinos and online operations, particularly so in both the United States and the United Kingdom. Regulatory authorities including US agencies and the Great
Britain Gambling Commission (“GBGC”) have increased scrutiny, with the GBGC’s 2025 enforcement priorities shaped by the
2023 White Paper and driven by automation, real‑time monitoring, and specific customer thresholds. We handle significant amounts of cash in our land-based operations and see a high volume of digital money transactions in our online operations and are subject to various reporting and AML laws and regulations. Recently, US governmental authorities and the GBGC, have evidenced an increased focus on compliance with AML laws and regulations in the gaming industry, with the GBGC having completed a series of high-profile enforcement action against both online operators and land-based casinos for AML failures. In the UK, safer gambling obligations require operators to identify and act upon indicators of harm in a timely manner, proactively monitor at risk customers, and adhere to new technical standards. Any violation of AML laws or regulations or of safer gambling requirements could have a material adverse effect on our business, financial condition and results of operations.
Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our customers, employees, contractors or agents from violating or circumventing our policies and the law. If we or our employees or agents fail to comply with applicable laws or our policies governing our operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in fines, license restrictions, civil penalties, administrative remedies and criminal sanctions. Any such government investigations, prosecutions or other legal proceedings or actions could have a material adverse effect on our business, financial
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
In addition, there is a risk that increased AML regulatory and safer gambling measures in the UK will prove to be challenging for us. Financial vulnerability checks have been introduced by the GBGC on customers with £150 net deposits over 30 rolling days based on publicly available data regarding customers. Further financial risk assessments are being considered by the
GBGC to assess the risk of harm of gambling in the context of high-spending remote gambling customers. If we are required to conduct further financial risk checks on our highest value customers based on non-public information, some may be unwilling to provide the additional information and/or documentation to ascertain their sources of wealth, the affordability of their leisure spending with us or their risk of gambling related harm or vulnerability, and to continue to verify such information.

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
(5) children and young adults; and (6) land-based gambling. Changes have been introduced, including direct marketing restrictions on communications with remote gambling customers, new remote game design requirements, financial vulnerability checks, maximum stake limits, RTS security requirements and provisions on customer deposit prompts and reviews. A statutory levy to fund research, prevention and treatment of gambling harm has been implemented in place of the previous voluntary system. There is a risk that the introduction of more stringent, safer gambling and/or AML regulatory measures in the UK may prove operationally onerous for us. Moreover, the potential for the introduction of further stake, speed and prize limits and the introduction of deposit, loss and spend limits may operate to impact our financial performance and reduce the long-term growth opportunities for us in the UK.
The United Kingdom gambling market is undergoing significant regulatory and fiscal changes that may materially impact the profitability and operations of operators licensed by GBGC. The UK government has implemented major increases in gambling tax revenues, resulting in a more restrictive and costly operating environment. Effective from April 1, 2026, the Remote
Gaming Duty (RGD) applicable to online gaming revenues, including online slots and casino games, increased from 21% to
40%. Effective from April 1, 2027, the General Betting Duty for remote betting will increase from 15% to 25%, other than for remote bets on UK horse racing which will remain unchanged. These taxation increases materially raise the tax burden on remote gambling operators and may significantly reduce operating margins and cash flows generated from UK online gaming activities. There can be no assurance that operators will be able to offset these increased costs through pricing, operational efficiencies, or other measures. As a result, these regulatory and fiscal developments could materially and adversely affect our financial performance.

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

We derive revenues from players located in jurisdictions in which we do not hold a license.
In certain jurisdictions, online gambling is either not regulated at all, is subject to very limited regulation or its legality is unclear. These jurisdictions are commonly referred to in the gaming industry as “unregulated jurisdictions” as it is not possible to obtain a license. Certain of our products are made available to players in unregulated jurisdictions. The relevant transactions in such unregulated jurisdictions and the associated player relationships that underpin them are generally regulated by “point of supply” gambling regimes. We hold a point-of-supply license in Gibraltar and therefore, transactions are in fact heavily regulated but are not themselves regulated in the jurisdiction within which the player is ultimately located.
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
We are required to comply with the GDPR to the extent that we either: (1) have customers located in the UK and the EU or (2)
conduct the processing of personal data in the UK and the EU. The impact of GDPR is particularly relevant to our customer data, marketing activities, information security systems, and associated procedures. The GDPR and associated e-privacy laws impose constraints on the ability of a data controller to profile and market to customers. Data subjects have the right to object to a controller processing their data in certain circumstances, including the right to object to their data being processed for the purposes of direct marketing. Controllers of personal data are required to maintain written records as to how they comply with
GDPR and provide more detailed information to data subjects in relation to how their data is being processed. In addition, updated e-privacy laws are under consideration in the EU to update the legislative rules applicable to digital and online data processing and to align e-privacy laws to GDPR. The GBGC has separately introduced limitations on the use of personal data by holders of operating licenses, particularly in relation to direct marketing.
The GDPR also increased the level of fines which may be imposed for a breach of data protection laws, with the maximum fine
(in the most serious cases of a breach of GDPR) being the higher of €20 million (£17.5 million for the UK) or four percent of annual worldwide turnover. In certain instances, we could be held responsible for breaches committed by the third-party service providers which we use or by other third parties with whom we share personal data.
Many of the obligations imposed on controllers by GDPR are expressed as high-level principles, such as the obligation to act fairly with respect to the processing of personal data. The manner in which the data regulators and courts will interpret and apply GDPR is and will continue to evolve over time. In addition, as a result of Brexit, the application of GDPR in the UK and the EU will increasingly diverge, posing even greater compliance challenges for businesses operating in these jurisdictions.
These procedures and policies continually affect our business by constraining our data processing activities and increasing our operational and compliance costs. Additional updates to these policies and procedures and associated operational changes may be required and costs incurred to comply with updates to e-privacy laws.
If our or any third-party service providers’ data processing activities breach GDPR (or associated e-privacy laws), then we could, whether as a result of a failure to implement adequate policies and procedures or otherwise, face significant fines and/or the revocation of existing licenses and/or the refusal of new applications for licenses, as well customer claims. class actions and reputational damage. The resultant losses suffered could materially adversely affect our business, financial condition and results of operations. There can be no assurances that we would be able to recoup such losses, whether in whole or in part, from our third-party service providers or insurers.

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
We are subject to various construction and development risks in connection with our current and future construction projects.
Our business is subject to various construction and development risks in connection with construction projects, such as our construction of the permanent casino in Chicago, the planned development at the former Tropicana Las Vegas and our planned
Bally’s Bronx project. Construction and development projects are often developed in multiple stages involving commercial and governmental negotiations, site planning, due diligence, permit requests, environmental impact studies, permit applications and review, marine logistics planning and transportation and end-user delivery logistics, each of which requires significant effort and dedication to complete. Projects of this type are subject to a number of risks, including, among others:
•engineering, environmental or geological problems;
•shortages or delays in the delivery of equipment and supplies;
•government or regulatory approvals, permits or other authorizations;
•failure to meet technical specifications or adjustments being required based on testing or commissioning;
•construction accidents that could result in personal injury or loss of life;
•lack of adequate and qualified personnel to execute our current and future construction projects;
•weather interference;
•delays in removing current tenants from the proposed sites; and
•potential labor shortages, work stoppages or labor union disputes.
Furthermore, because of the nature of our business, we are dependent on numerous third parties, including local, state and federal governmental entities that are required to certificate and license our facilities. Delays from such third parties or governmental entities could prevent us from successfully executing our current and future construction projects. In addition, as a builder of gaming facilities, we expect to face an intense regulatory process and heightened political pressure to finalize our construction projects in a timely manner, which subjects us to risks associated with changes in the political views and structure, government representatives, new regulations, regulatory reviews, employment laws and diligence requirements. Each of these could make it more difficult, time-consuming and expensive to develop our current and future construction projects.

The occurrence of any one of these factors, whatever the cause, could result in unforeseen delays or cost overruns. Delays in the development beyond our estimated timelines, or amendments or change orders to our construction contracts, could result in increases to our development costs beyond our original estimates, which could require us to obtain additional financing or funding and could make our current and future construction projects less profitable than originally estimated or possibly not profitable at all. Further, any such delays could cause a delay in the receipt of any anticipated revenues. We have experienced time delays and cost overruns in the construction and development of construction projects in the past as a result of the occurrence of various of the above factors, and no assurance can be given that we will not experience in the future similar events, any of which could have a material adverse effect on our business, operating results, cash flows and liquidity.
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
Following the combination of the international interactive business within Bally’s Intralot, there can be no assurance that
Bally’s Intralot will be able to successfully integrate the combined lottery B2B and online gaming B2C businesses.
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
Accordingly, the future operating results, cash flows and financial condition of the combined company will be affected by its ability to manage changing business conditions and to implement and adapt its financial controls and reporting systems in response to the merger transactions.

Our business depends, in part, on strategic relationships with third parties. Overreliance on certain third parties or our inability to extend existing relationships or agree to new relationships may cause unanticipated costs for us and impact our financial performance in the future.
We have entered into strategic partnerships with the National Hockey League, MLB Professional Development Leagues, LLC,
among others, and may enter into relationships with advertisers, casinos and other third parties in order to attract users to our platform. These relationships along with providers of online services, search engines, social media, directories and other websites and e-commerce businesses direct consumers to our platform. In addition, parties with whom we have advertising arrangements provide advertising services to other companies, including other fantasy sports and gaming platforms with which we compete. While we believe there are other third parties that could drive users to our platform, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing relationships or our future relationships fails to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract consumers cost effectively and harm our business, financial
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
We currently lease certain real property interests underlying several of our Casino properties. Our leases provide that they may be terminated for a number of reasons, including failure to pay rent, taxes or other payment obligations or the breach of other covenants contained in the leases. Our leases with GLPI, excluding the Chicago MLA, require annual rent payments of
$233.1 million in 2026, which is subject to escalation annually, and in some instances, obligate us to make specified minimum capital expenditures with respect to the leased properties. If our business and properties fail to generate sufficient earnings, the payments required to service the rent obligations under our leases with GLPI could materially and adversely limit our ability to react to changes in our business and make acquisitions and investments in our properties. Regarding our ground leases, we have the right to use the leased land; however, we do not hold fee ownership of the underlying land. Accordingly, we have no interest in the leased land or improvements thereon at the expiration of the ground leases. If our use of the land underlying our casino properties is disrupted permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. Further, in the event that any lessor of our leased properties, including GLPI, encounters financial, operational, regulatory or other challenges, there can be no assurance that such lessor will be able to comply with its obligations under the applicable lease.
We entered into a lease with GLP and could experience risks associated with the leased property, including risks relating to lease termination, inability to obtain a satisfactory lease extension, consents and approvals, charges and our relationship with the landlord, which could have a material adverse effect on our business, financial position or results of operations.
On July 17, 2025, Bally’s Chicago Operating Company, LLC (“Bally’s Chicago OpCo”), an affiliate of the Company, entered into (a) an amended and restated ground lease (the “Chicago MLA”) with GLP Capital, L.P. (“GLP”) pursuant to which Bally’s
Chicago OpCo leases the property on which it is developing our permanent Chicago resort and casino and (b) a development agreement with GLP (the “GLP Development Agreement”) pursuant to which GLP has committed to advance up to $940 million (the “GLP Development Advances”) for the payment of hard costs used to construct our permanent Chicago resort and casino in exchange for increasing the amount of rent that Bally’s Chicago OpCo pays to GLP under the Chicago MLA. The
Chicago MLA has a 15-year term and up to four renewal terms of five years each, if elected by Bally’s Chicago OpCo, and rent payable under the Chicago MLA is (a) $20.0 million annually, subject to annual escalations set forth therein, plus (b) an annual amount equal to 8.5% of the GLP Development Advances that GLP advances to Bally’s Chicago OpCo.
GLP has the right to terminate the Chicago MLA upon any event of default under the Chicago MLA. Such events of default include, without limitation, a failure to pay amounts due after applicable notice and cure periods, certain bankruptcy or insolvency events, a cross-default with the GLP Development Agreement and the failure to comply with a variety of covenants after applicable notice and cure periods, including those related to the development of our permanent resort and casino, repair and maintenance, alterations and insurance. In addition, from and after any refinancing, extension or majority amendment of our Credit Agreement, the Chicago MLA will include a cross-default to (a) that certain Master Lease, dated June 3, 2021, as subsequently amended, between GLP and Bally’s Management Group, LLC (“Bally’s Management”), an affiliate of the
Company, pursuant to which Bally’s Management leases the following properties from GLP: Bally’s Evansville, Bally’s Dover,
Bally’s Black Hawk North, Bally’s Black Hawk West, Bally’s Black Hawk East, Bally’s Quad Cities, Bally’s Tiverton and
Hard Rock Biloxi and (b) that certain Master Lease, dated December 16, 2024, as subsequently amended, between GLP and
Bally’s Management, pursuant to which Bally’s Management leases the following properties from GLP: Bally’s Kansas City,
Bally’s Shreveport, Bally’s Twin River, DraftKings at Casino Queen and The Queen Baton Rouge.
There are also certain restrictions on Bally’s Chicago OpCo’s ability to assign its interest in the Chicago MLA without having to obtain GLP’s prior consent, including requirements for the transferee (or its parent company) to satisfy certain financial metrics and have a certain level of experience in operating or managing casinos.
GLP’s obligation to make GLP Development Advances under the GLP Development Agreement is subject to certain conditions, including that Bally’s Chicago OpCo shall have unrestricted access to funds in an amount sufficient at the time of each GLP Development Advance to fund the construction of our permanent resort and casino. Bally’s Chicago OpCo is obligated to construct our permanent resort and casino in compliance with terms and conditions set forth in the GLP
Development Agreement, which include the satisfaction of specified development and construction milestones.

The GLP Development Agreement contains customary representations and covenants by Bally’s Chicago OpCo and contains funding conditions, including, without limitation, (a) GLP’s reasonable approval of plans and specifications, the project budget
(including amendments thereto and reallocations therein except those permitted under the GLP Development Agreement), the project schedule, the underlying construction and architect contracts, and all change orders (subject to exceptions set forth in the
GLP Development Agreement), (b) GLP’s receipt of appropriate lien waivers, (c) budget balancing requirements, (d) retainage requirements, and (e) other customary conditions, all as set forth in the GLP Development Agreement. From and after the first
GLP Development Advance, Bally’s Chicago OpCo is required to fund all hard costs of construction of the permanent resort and casino utilizing solely GLP Development Advances until GLP has funded its entire commitment or construction has been completed. The GLP Development Agreement also contains defaults and remedies, including, without limitation, a cross-
default with the Chicago MLA. Bally’s Chicago OpCo is not permitted to assign, finance, transfer, pledge or encumber its interest in the GLP Development Agreement without GLP’s prior written consent, whether or not any such assignment, financing, transfer, pledge or encumbrance is permitted with respect to the GLP Lease Agreement, other than to a permitted leasehold mortgagee under the Chicago MLA.
Termination of any or all of the casino lease agreements (including as a result of a default under the GLP Development
Agreement) would result in us losing some or all of our rights with respect to the applicable properties, could result in a default under the Host Community Agreement, and could have a material adverse effect on our business, financial position or results of operations. In the event of a termination of any of the casino lease agreements (including as a result of a default under the GLP
Development Agreement), we may be required to transfer all personal property located at the applicable property to a designated successor, and we may not be adequately compensated for that personal property. Moreover, since as a lessee we do not completely control the land and improvements underlying our operations, the lessors could take certain actions to disrupt our rights in the properties leased under the casino lease agreements, which are beyond our control. If the lessors chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. There can also be no assurance that we will be able to comply with our obligations under the casino lease agreements (including our obligations under the GLP Development Agreement) in the future.
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

Negative perceptions and publicity surrounding the lottery industry could lead to increased regulation.
Our Bally’s Intralot business includes a global lottery management and services business. The popularity and acceptance of lottery games is influenced by prevailing social attitudes toward the lottery, and changes in social attitudes toward the lottery could result in reduced acceptance of lottery play as a leisure activity. Further, from time to time, the lottery industry is exposed to negative publicity related to player behavior, play by minors, the presence of point-of-sale machines in too many locations, risks related to iLottery accessibility, and alleged association with money laundering. Publicity regarding problem gambling and other concerns with the lottery industry, even if not directly connected to the Company, could adversely impact its business, results of operations, and financial condition. For example, if the perception develops that the lottery industry is failing to address responsible lottery concerns adequately, the resulting political pressure may result in the industry becoming subject to increased regulation and restrictions on operations. Such an increase in regulation could adversely impact our results of operations, business, financial condition, or prospects.
Our management identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements.
Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As disclosed in this report, we evaluated the effectiveness of our internal control over financial reporting and identified a material weakness as of December 31, 2025 relating to the ineffective operation of management review controls over accounting for income taxes and related disclosures.
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If not remediated, the material weakness identified above could result in material misstatements in our consolidated financial statements.
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
There can be no assurance that governments in jurisdictions in which we conduct our business, or the federal government, will not enact legislation that increases gaming tax rates. General economic pressures have the potential to reduce revenues of state governments from traditional tax sources, which may cause state legislatures or the federal government to be more inclined to increase gaming tax rates. See “New legislation governing the online gaming industry may be introduced in the UK which limits or restricts our operating model in that market.”

New and future changes to US and non-US tax laws could adversely affect our business.
The US Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions where Bally’s and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” including the OECD’s “Pillar
Two” framework, which, among other changes, generally provide for an effective global minimum corporate tax rate of 15% on profits generated by certain multinational companies. Although this initiative is subject to further developments in the countries where Bally’s and its affiliates do business, it is already in force in various jurisdictions, including the UK and the EU. On
January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that exempts U.S.-parented multinational entities from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. We are continuing to evaluate the
Pillar Two framework and related legislation and the potential impact on our business. The adoption of the Pillar Two framework by countries in which Bally’s and its affiliates do business could adversely affect Bally’s and its affiliates’ effective tax rate and increase tax complexity and uncertainty. Furthermore, as a result of the Pillar Two framework or other tax initiatives, the tax laws in the US, the UK and other countries in which Bally’s and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect Bally’s and its affiliates.
In addition, the US government may enact significant changes to the taxation of business entities including, among others, changes to the rules regarding controlled foreign corporations, the elimination of certain tax exemptions and the imposition of further minimum taxes or surtaxes on certain types of income. Although a range of US tax legislation has been proposed, the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business.
See “New legislation governing the online gaming industry may be introduced in the UK which limits or restricts our operating model in that market.”
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
A large number of our employees at our Casinos & Resorts properties within several US states are represented by a labor union and are subject to collective bargaining agreements with us. As of December 31, 2025, we had 36 collective bargaining agreements covering 3,679 employees. Our collective bargaining agreements generally have three-or-five-year terms. There can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements. We may also face organizing activities that could result in additional employees becoming unionized. Furthermore, labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses and legal costs thereby affecting our profitability or interfering with the ability of our management to focus on executing our business strategies, and could impose limitations on our ability to reduce the size of our workforce during an economic downturn, which could put us at a competitive disadvantage.
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
We may be unable to protect our intellectual property rights.
We develop intellectual property to differentiate our retail casinos and interactive products from our competitors. Our brands and technology constitute key business assets. In order to protect our brands, technology and other creative output, we rely on a combination of trademarks, copyright, patents, trade secrets and contract law to establish and protect our proprietary rights. For example, the Bally’s and Bally brand are protected by approximately 170 trademark registrations and applications in the U.S.
and foreign jurisdictions. While we take action to protect our intellectual property rights, there is always a risk that (i) our proprietary rights become invalidated or unenforceable, (ii) we are unsuccessful in obtaining trademark or patent registrations and (iii) we are unsuccessful in our enforcement efforts and, therefore, unable to prevent what we consider to be misuse of our intellectual property assets. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Finally, third parties may independently develop similar brands and technologies which would negatively impact the value of our intellectual property.
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
Catastrophic events, such as terrorist attacks and global and regional conflicts (e.g., the wars in Ukraine and Iran), have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions) and tourism. These events can also lead to unstable market and economic conditions and have additional global consequences. We cannot accurately predict the extent to which such events may affect us, directly or indirectly, in the future.
Public health crises may also significantly impact our business. For example, the global spread of the COVID-19 pandemic, which began in early 2020, resulted in governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, stay-at-home directives, requirements that individuals wear masks or other face coverings, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, concerts, conferences and meetings and quarantines and lock-downs. The pandemic and its consequences dramatically reduced travel and demand for hotel rooms and other casino resort amenities, which had a negative impact on our results in 2020 and 2021. There are no assurances that future pandemics or other public health crises will not cause similar disruptions that existed in 2020 and 2021.
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
We may use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm and legal liability, and could have adverse effects on our business, operating results, and financial condition.
We may incorporate AI solutions into our business, and we may leverage AI, including generative AI, into our business operations. Our competitors or other third parties, like third-party distribution channels, may incorporate AI into their products more quickly or more successfully than we do, which could impair our ability to compete effectively and could adversely affect our business, operating results, and financial condition. In addition, there are significant risks in using AI, and there can be no assurance that the use of AI will enhance our business or be beneficial to our business operations, including our efficiency or our profitability.
Additionally, if our AI applications, or the AI applications of third parties, are based on data, algorithms or other inputs that are flawed, or if our AI applications, or the AI applications of third parties, assist us in producing content, analyses or recommendations that are, or are alleged to be, deficient, inaccurate or biased, our business, results of operations and financial conditions may be adversely affected. The increased use of AI applications generally has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our own use of AI applications may increase our cybersecurity risks, as well as the cybersecurity risks of third parties, which could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand, reputational or competitive harm, or legal liability. The rapid evolution of AI, including the potential regulation of AI by governmental or other regulatory agencies, will require significant resources to develop, test and implement AI ethically and to minimize any unintended, harmful impacts.

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
As of December 31, 2025, we had approximately $4.94 billion of total indebtedness outstanding consisting of $1.47 billion outstanding under our term loan facility (the “Term Loan”) pursuant to the terms of a credit agreement we entered into on
October 1, 2021 (the “Credit Agreement”) with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders party thereto, and $1.5 billion in aggregate principal amount of outstanding 5.625% senior notes due
2029 and 5.875% senior notes due 2031. As of December 31, 2025, we had $588.1 million available under our revolving credit facility (the “Revolving Credit Facility” or “Revolver” and, together with the Term Loan, the “Credit Facility”). On February
11, 2026, we issued $1.1 billion Term Loans and repaid the previously outstanding $1.47 billion Term Loan. This indebtedness may have important negative consequences for us, including:
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
Though we have significant amounts of indebtedness outstanding, as of December 31, 2025, we have the ability to borrow the remaining amount available under our Revolving Credit Facility and may issue or incur additional indebtedness to fund our operations, including as necessary to execute on our growth strategy. Further, we may incur other liabilities that do not constitute indebtedness under the Credit Facility. The risks that we face based on our outstanding indebtedness may intensify if we incur additional indebtedness or financing obligations in the future.

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
Borrowings under our Credit Facility are at variable rates of interest, such as the Secured Overnight Financing Rate (“SOFR”), and expose us to interest rate volatility. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same.
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
performance.

Our largest shareholder owns a majority of our outstanding common stock, which could limit the ability of other shareholders to influence corporate matters.
Standard General, our largest shareholder, beneficially owned 67.1% of our outstanding common stock as of February 28, 2026 and, therefore, is able to control the outcome of matters submitted to our stockholders for approval. Standard General’s
Managing Partner and Chief Investment Officer serves as the Executive Chairman of our Board. This concentrated control may limit or preclude your ability to influence corporate matters.
We are a “controlled company” within the meaning of the corporate governance standards of NYSE. As a result, we qualify for exemptions from certain corporate governance standards and our shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements.
Standard General owns more than 50% of the total voting power of our outstanding common stock and we are a “controlled company” under NYSE corporate governance standards. As a controlled company, we are not required by NYSE, for continued
listing of our common stock, to (i) have a majority of our board of directors consist of independent directors, (ii) maintain a nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or (iii) maintain a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. For so long as we qualify as a
“controlled company,” we may rely on some or all of these exemptions from NYSE listing requirements, subject to the provisions set forth in our Sixth Amended and Restated Certificate of Incorporation. In accordance with these exemptions, we have elected not to comply with certain corporate governance requirements. Specifically, we no longer have a Nominating and
Governance Committee composed of entirely independent directors.
Accordingly, our shareholders do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements and the ability of our independent directors to influence our business policies and affairs may be reduced. As a result, our status as a “controlled company” could make our common stock less attractive to some investors or could otherwise harm our common stock price.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.CYBERSECURITY
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
Our security incident response framework classifies potential incidents by risk levels, and we prioritize our incident mitigation and impact evaluation efforts based on those risk classifications or security incident categories, while focusing on maintaining the resiliency of our systems. The risk assessments support the identification of reasonably foreseeable internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls, and other safeguards in place to manage such risks.
Following these risk assessments, we design, implement, and maintain reasonable safeguards to minimize the identified risks;
reasonably address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our controls. Some of the other steps we have taken to detect, identify, assess, classify, and attempt to mitigate cybersecurity risks include:
•Adopting and periodically reviewing and updating information security and privacy policies;
•Conducting targeted audits and penetration tests throughout the year, using both internal and external resources;
•Complying with the Payment Card Industry Data Security Standard (PCI-DSS);
•Implementing an Information Security Management System (ISMS) that is designed to generally align with the requirements of the ISO 27001 standard;
•Implementing a Privacy Information Management System (PIMS) that is designed to align with the requirements of the ISO 27701 standard;
•Engaging an experienced third party to independently evaluate our information security systems on a regular basis;
•Adopting a vendor risk management program, which includes receiving the results of cybersecurity evaluations conducted on certain vendors engaged in high-risk data processing;
•Providing security and data protection training and awareness to our employees, contractors and key partners with access to sensitive information and systems; and
•Maintaining cyber liability insurance.
Although certain of our systems are designed to align with requirements of ISO 27701, this does not mean that we will meet any particular technical standards, specifications, or requirements, but rather we use ISO 27701 and other cybersecurity standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
At this time, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For additional information regarding risks from cybersecurity threats, please refer to Item 1A “Risk Factors -Cybersecurity, Data Privacy and Technology Risks.
Governance
Cybersecurity and data protection are integrated into our overall risk management and oversight framework. Our Board of
Directors periodically receives reports from our committees, cybersecurity management, external professional advisors, and other relevant Company personnel regarding various types of risks faced by the Company and the Company’s risk mitigation efforts related thereto, including cybersecurity risks and related mitigation efforts.
The Board also receives presentations from management regarding trends in cybersecurity risks and risk mitigation initiatives and plans, including briefings on recent breaches at other companies and key takeaways and lessons learned that are applicable to our business. The Board will also periodically review key cybersecurity and data privacy related benchmarks for the
Company.

Management’s Responsibilities
In the event we identify a potential cybersecurity issue, we have defined procedures for responding to such issues, including procedures that address when and how to engage with Company management, our Board of Directors, other stakeholders, and law enforcement when responding to such issues.
We have a dedicated management team overseeing our cybersecurity initiatives, led by our Chief Information Officer, our Vice
President and Global Data Privacy Officer, and our Vice President of Cybersecurity. Our Chief Information Officer has over 25 years’ experience overseeing and managing information technology teams and complex IT systems, and our Vice President of
Cybersecurity has over 15 years’ experience developing and managing cybersecurity functions and strategies. Our Vice
President of Global Data Privacy is a recognized leader in the industry with over 7 years’ experience in managing global data privacy programs.
Our cybersecurity management team regularly meets with industry trust groups, senior executives and other team members to provide oversight with respect to our cybersecurity risk detection, identification, assessment, classification, and mitigation efforts.
The Company has a dedicated Security Forum and a Data Protection Committee comprising members from our senior leadership that convene on a regular basis to receive updates from our committees, cybersecurity management, external professional advisors, and other relevant Company personnel about the Cybersecurity and Privacy programs we have in place;
discuss and assess material risks and planned risk mitigation, incidents and planned remediation efforts, trends observed, consider cybersecurity-related proposals, and review and adopt changes in cybersecurity policies.

ITEM 2.PROPERTIES
The properties managed/owned by Bally’s as of December 31, 2025, as shown in the table below:

Property	Location	Property Type	Built/ Acquired	Gaming Square Footage	Reportable Segment
Bally’s Twin River Lincoln Casino Resort(1)(5)	Lincoln, RI	Casino and Resort	2004	188,070	Casinos & Resorts
Bally’s Arapahoe Park	Aurora, CO	Racetrack/OTB Site	2004	—	Casinos & Resorts
Hard Rock Hotel & Casino Biloxi(1)(3)	Biloxi, MS	Casino and Resort	2014	50,984	Casinos & Resorts
Bally’s Tiverton Casino & Hotel(1)(3)	Tiverton, RI	Casino and Hotel	2018	33,840	Casinos & Resorts
Bally’s Dover Casino Resort(1)(3)	Dover, DE	Casino, Resort and Raceway	2019	92,067	Casinos & Resorts
Bally’s Black Hawk(1)(2)(3)	Black Hawk, CO	Three Casinos	2020	34,632	Casinos & Resorts
Bally’s Kansas City Casino(1)(3)	Kansas City, MO	Casino	2020	50,000	Casinos & Resorts
Bally’s Vicksburg Casino(1)	Vicksburg, MS	Casino and Hotel	2020	32,608	Casinos & Resorts
Bally’s Atlantic City Casino Resort(1)	Atlantic City, NJ	Casino and Resort	2020	81,614	Casinos & Resorts
Bally’s Shreveport Casino & Hotel(1)(3)	Shreveport, LA	Casino and Hotel	2020	30,000	Casinos & Resorts
Bally’s Lake Tahoe Casino Resort	Lake Tahoe, NV	Casino and Resort	2021	46,665	Casinos & Resorts
Bally’s Evansville Casino & Hotel(1)(3)	Evansville, IN	Casino and Hotel	2021	46,265	Casinos & Resorts
Bally’s Quad Cities Casino & Hotel(1)(3)	Rock Island, IL	Casino and Hotel	2021	42,300	Casinos & Resorts
Bally’s Chicago Casino(4)	Chicago, IL	Casino	2023	34,894	Casinos & Resorts
Bally’s Golf Links at Ferry Point	Bronx, NY	Golf Course	2023	—	Casinos & Resorts
Bally's Newcastle	Newcastle, United Kingdom	Casino	2024	3,733	Bally's Intralot B2C
The Queen Baton Rouge(3)	Baton Rouge, LA	Casino	2025	31,056	Casinos & Resorts
Bally's Baton Rouge Casino and Hotel(3)	Baton Rouge, LA	Casino and Hotel	2025	25,000	Casinos & Resorts
Casino Queen Marquette(3)	Marquette, IA	Casino	2025	17,514	Casinos & Resorts
DraftKings at Casino Queen(3)	East St. Louis, IL	Casino and Hotel	2025	40,000	Casinos & Resorts
__________________________________
(1)The properties noted above are required to be mortgaged under and are encumbered under our Credit Agreement.
(2)These properties include Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(3)Properties leased from GLPI. Refer to Note 15 “Leases” for further information.
(4)Temporary casino facility while permanent casino resort is constructed. Site of future permanent casino resort is leased from GLPI.
(5)On February 11, 2026, the Company completed the previously announced sale-leaseback to GLPI.
As of December 31, 2025, Bally’s had approximately 630,000 square feet of office space, including corporate headquarters located in Providence, Rhode Island. Our Bally's Intralot B2B businesses operate primarily in leased office space located in
Greece, the US and Australia while our Bally's Intralot B2C businesses operate primarily in leased office space located in the
UK, US, Canada, Estonia, Gibraltar and Isle of Man. Bally’s also has rights to 35 acres of developable land in Las Vegas, NV at the site of the former Tropicana Las Vegas.
ITEM 3.LEGAL PROCEEDINGS
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
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Our Common Stock
Our common stock is listed on the NYSE under the symbol “BALY.”
Stock Performance Graph
The performance graph below compares the cumulative total return on our common stock to the cumulative total return of the
Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones US Gambling Index. The performance graph assumes that
$100 was invested on December 31, 2020 in each of our common stock, the S&P 500 and the Dow Jones US Gambling Index, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Bally's Corporation, the S&P 500 Index and the Dow Jones US Gambling Index
$250
$200
$150
$100
$50
$—
12/20
12/21
12/22
12/23
12/24
12/25
Bally's Corporation
S&P 500
Dow Jones US Gambling

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2026 Russell Investment Group. All rights reserved.
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
Holders
At February 28, 2026, there were 6 holders of record of our common stock, although we believe there are a larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of shareholders. Standard General, our largest shareholder, beneficially owned 67.1% of our outstanding common stock as of
February 28, 2026.

Issuer Purchases of Equity Securities
On June 14, 2019, we announced that the Board approved a capital return program (the “Capital Return Program”) under which we may expend a total of up to $250 million for a share repurchase program and payment of dividends. On February 10, 2020, and October 4, 2021, the Board approved an additional $100 million and $350 million for stock repurchases and payment of dividends, respectively. As of December 31, 2025, $95.5 million was available for use under the Capital Return Program.
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
During the fourth quarter of 2025, the Company did not make any repurchases of equity securities.
ITEM 6.[RESERVED]
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
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
Executive Overview
Our strategic initiatives in 2025 continued to advance our transformation into a more diversified, digitally enabled, and globally scaled gaming and entertainment company.
•Portfolio Expansion: Completed the Merger with Standard General and Queen Casino, adding four regional properties to our Casinos & Resorts portfolio and strengthening our US market presence.
•Strategic Transformation: Completed the multi-stage combination with Intralot, creating a unified global footprint and strengthening both our B2B and B2C capabilities.
•International Growth: Invested A$200 million for a significant economic interest in The Star, expanding our global reach.
•Bally’s Chicago: Completed the initial public offering and private placements of Bally’s Chicago Inc. and advanced construction of the permanent casino supported by enhanced data-driven customer engagement.
•Major Developments: Announced planned development for an integrated resort and Major League Baseball stadium at the former Tropicana Las Vegas site and secured a New York downstate commercial casino license for our anticipated
Bally’s Bronx integrated resort.
Together, we believe these steps continue to position the Company for sustainable long-term growth across our land-based and interactive platforms, united under a single, leading brand.
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

Results of Operations
The following table presents, for the periods indicated, certain revenue and income items:

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
(In millions)
Total revenue	$2,436.2	$220.5	$2,450.5
Loss from operations	(277.7)	(20.8)	(258.3)
Net loss	(665.5)	(51.0)	(567.8)
The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024

Total revenue	100.0%	100.0%	100.0%
Gaming and non-gaming expenses	45.0%	47.4%	45.8%
General and administrative	47.0%	51.9%	42.6%
Gain on sale-leaseback, net	—%	—%	(3.5)%
Impairment charges	7.5%	—%	10.2%
Depreciation and amortization	12.0%	10.1%	15.5%
Total operating costs and expenses	111.4%	109.4%	110.5%
Loss from operations	(11.4)%	(9.4)%	(10.5)%
Other (expense) income:
Interest expense, net	(15.0)%	(12.3)%	(11.8)%
Other non-operating income (expense), net	1.0%	(1.1)%	(0.2)%
Total other expense, net	(14.0)%	(13.4)%	(12.0)%
Loss before income taxes	(25.4)%	(22.8)%	(22.5)%
Provision for income taxes	2.0%	0.3%	0.6%
Net loss	(27.3)%	(23.1)%	(23.2)%
__________________________________
Note: Amounts in table may not subtotal due to rounding.
Segment Information
During the first quarter of 2025, the Company moved a component of the North America Interactive operating segment into a separate operating segment, which is reported in the Corporate & Other category. In the fourth quarter of 2025, the Company further updated its operating and reportable segments in connection with the Intralot Transaction. These changes were made to better align with the Company’s strategic growth initiatives and how its chief operating decision maker evaluates performance and allocation resource. As a result, the Company determined it has four operating and reportable segments: Casinos & Resorts,
Bally's Intralot B2B, Bally's Intralot B2C and North America Interactive. Prior period reportable segment results and related disclosures have been conformed to reflect the Company’s current reportable segments. Refer to “Our Operating Structure” in
Part I, Item 1 “Business” of this Annual Report on Form 10-K and Note 20 “Segment Reporting” to our consolidated financial statements presented in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our segment reporting structure.
The following table sets forth certain financial information associated with results of operations. Non-gaming revenue includes hotel, food and beverage, technology services, licensing and retail, entertainment and other revenue. Non-gaming expenses include hotel, food and beverage, technology services, licensing and retail, entertainment and other expenses.

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
(In thousands, except percentages)
Revenue:
Gaming
Casinos & Resorts	$1,072,888	$95,984	$1,008,361
Bally's Intralot B2B	—	—	—
Bally's Intralot B2C	749,651	74,849	893,756
North America Interactive	166,915	14,934	149,551
Corporate & Other	—	—	—
Total Gaming revenue	1,989,454	185,767	2,051,668

Non-gaming
Casinos & Resorts	309,550	28,315	354,752
Bally's Intralot B2B	97,354	3,720	6,861
Bally's Intralot B2C	3,345	416	8,876
North America Interactive	29,395	2,007	20,766
Corporate & Other	7,091	273	7,555
Total Non-gaming revenue	446,735	34,731	398,810
Total revenue	$2,436,189	$220,498	$2,450,478

Operating costs and expenses:
Gaming
Casinos & Resorts	$408,089	$37,637	$380,019
Bally's Intralot B2B	—	—	—
Bally's Intralot B2C	326,024	33,335	403,949
North America Interactive	150,518	17,022	150,095
Corporate & Other	—	—	—
Total Gaming expenses	884,631	87,994	934,063

Non-gaming
Casinos & Resorts	161,008	16,240	174,228
Bally's Intralot B2B	36,056	—	—
Bally's Intralot B2C	1,178	16	5,608
North America Interactive	11,899	68	1,385
Corporate & Other	564	202	7,867
Total Non-gaming expenses	210,705	16,526	189,088

General and administrative
Casinos & Resorts	740,738	75,197	791,316
Bally's Intralot B2B	48,261	—	—
Bally's Intralot B2C	196,773	16,834	198,560
North America Interactive	42,076	5,637	54,244
Corporate & Other	115,969	16,733	(634)
Total General and administrative	$1,143,817	$114,401	$1,043,486

Margins:
Gaming expenses as a percentage of Gaming revenue	44%	47%	46%
Non-gaming expenses as a percentage of Non-gaming revenue	47%	48%	47%
General and administrative as a percentage of Total revenue	47%	52%	43%

The predecessor period from January 1, 2025 to February 7, 2025 and successor period from February 8, 2025 to
December 31, 2025, compared to the year ended December 31, 2024.
Total revenue
Our total revenue consisted of the following:

	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
Gaming	$1,989,454	$185,767	$2,051,668
Hotel	119,409	11,006	148,693
Food and beverage	125,877	11,304	135,213
Technology Services	64,369	—	—
Licensing	20,880	3,720	6,861
Retail, entertainment and other	116,200	8,701	108,043
Total revenue	$2,436,189	$220,498	$2,450,478
Total revenue for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8,
2025 to December 31, 2025 increased 8.4%, from $2.5 billion for the year ended December 31, 2024 (Predecessor). Increases in total revenue from the year ended December 31, 2024 are primarily driven by the revenue additions from Queen, beginning on February 8, 2025, and the Intralot entities, beginning October 8, 2025, contributing $216.0 million and $98.2 million, respectively, to the Successor period from February 8, 2025 to December 31, 2025. These increases were partially offset by a
$170.1 million decrease in revenue from our previous markets associated with the sale of the Carved-Out Business in the fourth quarter of 2024.
Gaming and non-gaming expenses
During the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to
December 31, 2025, gaming and non-gaming expenses grew proportionally relative to total revenue. The expenses for the year ended December 31, 2024 (Predecessor) amounted to $1.1 billion. This growth in expense compared to the prior year is primarily due to the changes in revenue year over year.
General and administrative
General and administrative expense for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to December 31, 2025 compared to the year ended December 31, 2024 (Predecessor), increased
20.6% or $214.7 million, from $1.0 billion. These increases in the year to date comparable periods were mainly attributable to additional costs for the Queen properties and Intralot entities of $91.7 million and $54.6 million, respectively, costs incurred in connection with the Merger Agreement and Intralot Transaction of $33.9 million and $40.5 million, respectively, and a $17.1 million provision for credit loss on long-term note receivable related to the Carved-Out Business. These increases were partially offset by the Loss on disposal of business of $27.8 million recorded in the prior year related to the sale of the Carved-Out
Business in the fourth quarter of 2024.
Impairment charges
In the Successor period from February 8, 2025 to December 31, 2025, we recorded total impairment charges of $181.6 million which included $109.1 million and $72.5 million impairment charges in the Bally's Intralot B2B segment related to its intangible assets and goodwill, respectively, due to declining projected cash flows within its licensing business.
Depreciation and amortization
Depreciation and amortization expense for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to December 31, 2025 decreased $64.1 million from $379.5 million compared to the Predecessor year ended December 31, 2024. Changes year over year are primarily due to the closure of our Tropicana Las Vegas property in the first quarter of 2024, which caused the Company to record $80.1 million of accelerated depreciation in the prior year, partially offset by a $22.8 million increase in expense from the Intralot entities in the fourth quarter of 2025.

Loss from operations
Loss from operations for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from
February 8, 2025 to December 31, 2025 increased $40.1 million compared to the Predecessor year ended December 31, 2024.
These increased losses were primarily due to the incremental increase in Merger and Acquisition and integration costs of $106.1 million, partially offset by the decrease in impairment charges of $67.3 million.
Other (expense) income
Total Other expense, net for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from
February 8, 2025 to December 31, 2025 increased $75.7 million compared to the Predecessor year ended December 31, 2024.
These increases were primarily due to the $93.1 million loss on debt extinguishment recorded in the Successor period from
February 8, 2025 to December 31, 2025, increased interest expense from to higher borrowings and related interest rates year-
over-year and increased foreign exchange losses, partially offset by increased fair value gains of $219.0 million recorded in the
Successor period on the Company’s fair value option assets.
Provision for income taxes
The Company recorded a provision for income taxes of $47.6 million, $0.7 million, and $15.3 million during the period from
February 8, 2025 to December 31, 2025 (Successor), period from January 1, 2025 to February 7, 2025 (Predecessor), and the
year ended December 31, 2024 (Predecessor), respectively. The effective tax rate was (7.70)%, (1.32)%, and (2.76)%, respectively, for these same periods. The effective tax rates during the successor periods in the 2025 calendar year differed from the US federal statutory rate of 21%, creating a provision for income tax on the Company’s Loss before income taxes, largely due to an increase in the valuation allowance and the negative rate differential driven by the increased impairment charges within our foreign entities.
Net loss and loss per share
Net loss for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to December 31, 2025 was $51.0 million and $650.1 million, respectively. Net loss for the Predecessor year ended December
31, 2024 was $567.8 million. These changes were all primarily attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBITDAR by Segment
The following table presents segment Adjusted EBITDAR, which is our reportable segment GAAP measure and our primary measure for profit or loss for our reportable segments, and reconciles Adjusted EBITDAR on a consolidated basis to net loss.
The Other category is included in the following tables in order to reconcile the segment information to the Company’s consolidated financial statements.

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Adjusted EBITDAR:
Casinos & Resorts	$370,774	$23,554	$370,518
Bally's Intralot B2B	34,769	3,720	6,861
Bally's Intralot B2C	297,788	25,220	329,599
North America Interactive	(5,007)	(5,661)	(27,498)
Corporate & Other	(61,087)	(6,774)	(64,950)
Total	637,237	40,059	614,530
Rent expense associated with triple net operating leases(1)	(159,228)	(15,669)	(118,919)
Adjusted EBITDA	478,009	24,390	495,611

Interest expense, net of interest income	(365,233)	(27,229)	(289,629)
(Benefit) provision for income taxes	(47,564)	(664)	(15,252)
Depreciation and amortization	(293,118)	(22,343)	(379,544)
Non-operating expense, net(2)	50,041	(3,525)	(25,608)
Foreign exchange (gain) loss	(34,768)	194	10,271
Transaction costs(3)	(100,488)	(5,106)	(41,060)
Restructuring charges(4)	—	—	(17,921)
Tropicana Las Vegas demolition and closure costs(5)	(28,332)	(2,605)	(59,838)
Share-based compensation	(31,111)	(1,954)	(14,752)
Gain on sale-leaseback, net(6)	—	—	86,254
Loss on disposal of business(7)	—	—	(27,796)
Impairment charges(8)	(181,620)	—	(248,879)
Merger Agreement and Intralot Transaction costs(9)	(63,161)	(11,233)	(14,808)
Payment Service Provider write-off(10)	—	—	(6,333)
Other(11)	(48,194)	(949)	(18,470)
Net loss	$(665,539)	$(51,024)	$(567,754)
__________________________________
(1)Consists of the operating lease components contained within our triple net leases with GLPI for the real estate assets used in the operations of certain
Casinos & Resorts properties, and the triple net lease associated with the real estate and land underlying the operations of the Bally’s Lake Tahoe facility.
(2)Non-operating expense, net includes: (i) change in value of performance warrants, (ii) loss on extinguishment of debt, (iii) non-operating items of equity method investments and fair value option assets, and (iv) other (income) expense, net.
(3)Includes acquisition, integration and other transaction related costs, as well as financing costs incurred in connection with the Company's sale lease-back transactions.
(4)Restructuring charges representing the severance and employee related benefits related to the announced Interactive business restructuring initiatives and the closure of the Company’s Tropicana Las Vegas property on April 2, 2024 (Predecessor).
(5)Demolition and closure costs associated with the Tropicana Las Vegas property which is part of the plan to redevelop the site with a state-of-the-art integrated resort and ballpark. As part of the binding term sheet, GLPI has reimbursed the Company for its demolition expenses and had increased rent to reflect the additional funding.
(6)Gain on sale-leaseback, net is related to Bally’s Kansas City, Bally’s Shreveport and the Company’s Bally’s Chicago project during the year ended
December 31, 2024 (Predecessor).
(7)Loss on disposal of business of $27.8 million recorded in 2024 (Predecessor) related to the sale of its interactive business in Asia and certain other international markets in its Bally's Intralot B2C reportable segment in the fourth quarter of 2024 (Predecessor).

(8)Impairment charges in the Successor period from February 8, 2025 to December 31, 2025 includes $109.1 million and $72.5 million impairment charges in the Bally's Intralot B2B segment related to its intangible assets and goodwill, respectively. Impairment charges for 2024 includes $125.9 million and
$71.6 million impairment charges in the Bally's Intralot B2B segment related to its intangible assets and goodwill, respectively, $12.8 million impairment charges in the Bally's Intralot B2C segment related to certain other long-lived assets, as well as $38.6 million of impairment charges on gaming licenses in connection with our Casinos & Resorts reportable segment.
(9)Costs incurred in connection with the Company’s Merger with Standard General and Intralot Transaction
(10)In the third quarter of 2024 (Predecessor), the Company recorded a $6.3 million charge to reduce amounts due from payment service providers (“PSP”)
due to a circumstance whereby the payment processer for certain online sports wagering deposits failed to capture and settle funds with patrons of the
Company. The Company was not able to recover the full amount due from the payment service provider, resulting in a write down to the recoverable amount. In addition to amounts recovered, the Company received $5.1 million from the PSP as a signing bonus for entering into an extension agreement.
(11)Other includes the following items in the Successor period from February 8, 2025 to December 31, 2025: (i) a provision for credit loss of $17.1 million related on the term loan receivable related to the sale of the Carved-Out Business in 2024, (ii) reorganization costs in connection with the Merger, Intralot acquisition and other restructuring initiatives of $15.3 million, (iii) Oracle ERP non-capitalizable implementation costs of $8.5 million, and (iv) other individually de minimis expenses. Other includes non-routine, individually de minimis, expenses in the Predecessor period from January 1, 2025 to
February 7, 2025. For the year ended December 31, 2024, other includes: (i) non-routine legal expenses, contract termination charges, and settlement costs for matters outside the normal course of business, (ii) storm related insurance and business interruption recoveries, and (iii) other individually de minimis expenses.
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
Cash Flows Summary

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
(In thousands)
Net cash (used in) provided by operating activities	$(11,014)	$(80,186)	$113,999
Net cash provided by (used in) investing activities	1,842,289	(17,697)	97,835
Net cash (used in) provided by financing activities	(1,141,191)	97,988	(287,840)
Effect of foreign currency on cash and cash equivalents	(14,300)	(457)	(8,002)
Net change in cash and cash equivalents and restricted cash	675,784	(352)	(84,008)
Cash and cash equivalents and restricted cash, beginning of period	230,902	231,254	315,262
Cash and cash equivalents and restricted cash, end of period	$906,686	$230,902	$231,254

Operating Activities
Net cash used in operating activities for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to December 31, 2025 was $91.2 million compared to $114.0 million net cash provided by operating activities for the year ended December 31, 2024 (Predecessor). The increase in cash used was primarily driven by increased net losses in the Successor period from February 8, 2025 to December 31, 2025 and the predecessor period from
January 1, 2025 to February 7, 2025 of $148.8 million, coupled with the changes in working capital.
Investing Activities
Net cash provided by investing activities for the Successor period from February 8, 2025 to December 31, 2025 of $1.8 billion and cash used in investing for the Predecessor period from January 1, 2025 to February 7, 2025 of $17.7 million, compared to
$97.8 million of cash used in investing for the Year Ended December 31, 2024 (Predecessor) was driven primarily by net cash acquired from acquisitions of $2.1 billion, offset by cash paid for the Star Investment of $127.6 million and capital expenditures of $167.9 million.
Financing Activities
Net cash used in financing activities for the Successor period from February 8, 2025 to December 31, 2025 of $1.1 billion and cash provided by financing for the Predecessor period from January 1, 2025 to February 7, 2025 of $98.0 million, compared to
$287.8 million of cash used in financing for the Year Ended December 31, 2024 (Predecessor) was driven primarily by repayments of long term debt of $1.9 billion and share repurchases of $416.2 million, offset by issuances of long term debt of
$1.3 billion
Capital Return Program
As of December 31, 2025 (Successor), there was $95.5 million available for use under the Capital Return Program, subject to limitations in our regulatory and debt agreements. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases.
We did not pay cash dividends during the period from February 8, 2025 to December 31, 2025 (Successor) or period from
January 1, 2025 to February 7, 2025 (Predecessor), nor do we currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.
Debt and Lease Obligations
Unsecured Notes
On August 20, 2021, we issued $750.0 million aggregate principal amount of 5.625% senior notes due 2029 and $750.0 million aggregate principal amount of 5.875% senior notes due 2031. On October 1, 2021, upon the closing of the Gamesys acquisition, we assumed the issuer’s obligation under the unsecured notes.
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

2028 Notes
In connection with the closing of the Merger on February 7, 2025, we entered into a note purchase agreement and issued $500 million in aggregate principal amount of first lien senior secured notes due October 2, 2028, at an annual interest rate of 11%, payable quarterly (the “2028 Notes”). These notes were guaranteed by the same restricted subsidiaries that guarantee the credit facilities under the Credit Agreement (as defined below) and secured by the same collateral securing the credit facilities under the Credit Agreement. The note purchase agreement mandated redemption offers in certain situations, such as asset sales and unpermitted debt issuances, with specific redemption premiums applicable within the first two years. After two years, notes can be redeemed at par. The note purchase agreement also included covenants limiting, among other things additional indebtedness, dividend payments, asset sales, investments, and liens, subject to certain exceptions and qualifications. In October 2025, the
Company paid down the entire $500 million outstanding on its 2028 Notes as further described below.
Credit Facility
On October 1, 2021, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) with
Deutsche Bank AG New York Branch, as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent (in such capacity, the “Collateral Agent”), and the other lenders party thereto, providing for a senior secured term loan facility in an initial aggregate principal amount of $1.945 billion (the “Term Loan Facility”), which was scheduled to mature in
2028, and a senior secured revolving credit facility in an initial aggregate principal amount of $620.0 million (the “Revolving
Credit Facility”), which had an initial maturity date in 2026.
In September 2025, the Company executed a Third Amendment to the Credit Agreement (“Amendment No. 3” and the Credit
Agreement, as so amended, the “Amended Credit Agreement”), by and among the Company, the subsidiaries of the Company party thereto as guarantors, the lenders party thereto, the Administrative Agent and the Collateral agent, and an Incremental
Joinder Agreement (the “Incremental Joinder Agreement”) with Jefferies Finance LLC and the Administrative Agent. The
Incremental Joinder Agreement increased the available commitments under the Revolving Credit Facility by $50 million to
$670 million. Amendment No. 3 and the Incremental Joinder Agreement collectively extended the maturity date of a portion of the Revolving Credit Facility and updated certain covenants and pricing provisions for the Revolving Credit Facility.
Following the effectiveness of Amendment No. 3 and the Incremental Joinder Agreement which occurred on January 6, 2026, a portion of the Revolving Credit Facility will mature in 2028, while the remaining portion will continue to mature on its originally scheduled maturity date in 2026.  Amendment No. 3 and the Amended Credit Agreement also provide for reductions in revolving commitments and related prepayments if specified transactions are completed. The Revolving Credit Facility will continue to bear interest, at the Company’s option, at a SOFR-based or base-rate benchmark plus an applicable margin determined by the Company’s consolidated total-leverage ratio. The credit facilities under the Amended Credit Agreement continue to be guaranteed by the Company’s restricted subsidiaries (subject to customary exceptions) and secured by a first-
priority lien on substantially all of the assets of the Company and such guarantors. Amendment No. 3 also refined the financial maintenance covenant applicable to the revolving lenders and reduced the utilization threshold at which the covenant becomes effective to 25%.
The Amended Credit Agreement allows the Company to increase the size of the Term Loan Facility or request one or more incremental term loan facilities or increase commitments under the Revolving Credit Facility or add one or more incremental revolving facilities in an aggregate amount not to exceed the greater of $325 million and 50% of the Company’s consolidated
EBITDA for the most recent four-quarter period plus or minus certain amounts as specified in the Amended Credit Agreement, including an unlimited amount subject to compliance with specified financial ratios.
The Amended Credit Agreement contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments, and grant liens. These covenants are subject to exceptions and qualifications set forth in the Amended
Credit Agreement. The Revolving Credit Facility also includes certain financial covenants the Company is required to maintain throughout the term of the Revolving Credit Facility. These financial covenants include a provision whereby, in the event borrowings under the Revolving Credit Facility exceed 25% of the total revolving commitment, the Company is required to maintain a first lien secured indebtedness to Adjusted EBITDA ratio of 4.00 to 1.00. As of December 31, 2025 (Successor), the
Company was in compliance with all applicable covenants as in effect as of such date.
With proceeds from the Transaction Agreement, the Company paid down $500.0 million of its secured indebtedness, applied pro rata across its 2028 Notes and Term Loan Facility. Subsequently, the Company satisfied the remaining principal balance of its 2028 Notes with an additional payment of $395.0 million, and incurred and paid a make-whole payment pursuant to the note purchase agreement. Additionally, the Company repaid all outstanding amounts under the Revolving Credit Facility.

The Company is a party to certain currency swaps which synthetically convert $500 million of its Term Loan Facility to an equivalent fixed-rate Euro-denominated instrument, due October 2028, with a weighted average fixed interest rate of approximately 6.69% per annum. The Company is also a party to additional currency swaps to synthetically convert $200 million, notional, of its floating rate Term Loan Facility, to an equivalent GBP-denominated floating rate instrument, due
October 2026. Additionally, as part of the Company’s risk management program to manage its overall interest rate exposure, the Company has entered into a series of interest rate contracts in a notional aggregate amount of $1.00 billion, to further manage the Company’s exposure to interest rate movements associated with the Company’s variable rate Term Loan Facility through its synthetic conversion to fixed rate debt. The tenor of these contracts were matched with the maturity of the Term
Loan Facility tranche maturing on October 1, 2028.
Intralot Greek Retail Bond
On February 27, 2024, Intralot established a common bond loan program (the “Intralot Greek Retail Bond”) for the issuance of up to €130.0 million aggregate principal amount of bonds, with a minimum issuance of €120.0 million The bonds admitted to trading on the Fixed Income Securities category of the Regulated Market of the Athens Stock Exchange. As of December 31,
2025 (Successor), €130.0 million aggregate principal amount ($152.7 million) was outstanding under the Intralot Greek Retail
Bond.
The bonds bear interest at a fixed annual percentage of 6.00% per annum, which will remain fixed throughout the duration of the bond loan. The interest is payable semi-annually. The Intralot Greek Retail Bond matures February 27, 2029, at which time the Intralot is obliged to repay the principal in full, together with outstanding accrued interest and any other amounts payable.
The Intralot Greek Retail Bond is an unsecured obligation of Intralot, with the benefit of a first-priority pledge over a designated bond loan collateral account. The bonds rank pari passu with the claims of all other unsecured creditors of Intralot, with the exception of claims that have a statutory privilege. The Intralot Greek Retail Bond is not guaranteed by any of
Intralot’s subsidiaries.
Intralot may not redeem the bonds prior to the expiration of the second interest period following the issue date. Thereafter,
Intralot may redeem all or a portion of the bonds, subject to a minimum redemption amount of €15.0 million and a requirement that at least €50.0 million in aggregate principal amount remain outstanding after any partial redemption. Early redemption is subject to the payment of applicable premiums.
In the event of a change of control each bondholder has the right to require Intralot to repurchase of part or all of such bondholder’s bonds at a price equal to 101% of the nominal value, plus accrued and unpaid interest and any additional amounts.
Intralot Greek Senior Facilities Agreement
On October 3, 2025, Intralot Capital Luxembourg S.A. (“Intralot Capital”), a wholly owned subsidiary of Intralot, entered into a
Senior Facilities Agreement (the “Intralot Greek Term Loan”) with Alpha Bank S.A., Optima Bank S.A., Piraeus Bank S.A.,
CrediaBank S.A. and other parties, providing for an amortizing euro-denominated term loan facility in an aggregate amount up to €270.0 million of which Intralot has drawn €200.0 million as of December 31, 2025 (Successor).
The Intralot Greek Term Loan bears interest at a rate equal to 7.0% per annum. Interest periods may be selected in accordance with the agreement terms. The Intralot Greek Term Loan requires semi-annual principal repayments plus accrued interest through the maturity date of October 8, 2029.
The Intralot Greek Term Loan is secured on a pari passu basis with other senior secured indebtedness, subject to an intercreditor agreement.
Intralot British Pound Term Loan
On September 18, 2025, Intralot Capital entered into a Senior Facilities Agreement (the “Intralot British Term Loan”) with various lenders and agents, providing for a settling-denominated term loan facility in an aggregate principal amount of
£400.0 million. As of December 31, 2025 (Successor), £400.0 million ($538.7 million) was outstanding under the Intralot
British Term Loan.
The Intralot British Term Loan bears interest at a rate equal to SONIA (Sterling Overnight Index Average) plus a margin of
5.5%. Interest periods may be one, three, or six months, or such other periods as agreed among the parties. The Borrower pays accrued interest on the last day of each interest period.

The Intralot British Term Loan is secured by first-ranking security interests, including pledges over shares in the obligors and material subsidiaries and, in certain jurisdictions, security over substantially all assets of the obligors. The Intralot British Term
Loan matures on October 8, 2031.
Intralot Fixed and Floating Interest Rate Bonds
On September 30, 2025, Intralot Capital issued €600.0 million aggregate principal amount of 6.750% Senior Secured Fixed
Rate Notes due 2031 (the “Intralot Fixed Rate Notes”) and €300.0 million aggregate principal amount of Senior Secured
Floating Rate Notes due 2031 (the “Intralot Floating Rate Notes” and, together with the Intralot Fixed Rate Notes, the “Intralot
Notes”), pursuant to an indenture dated September 30, 2025 (the “Intralot Indenture”) among Intralot Capital, Intralot as guarantor, and The Law Debenture Trust Corporation p.l.c., as trustee. As of December 31, 2025 (Successor), the full
€900.0 million aggregate principal amount ($1.1 billion) of the Intralot Notes was outstanding.
The Intralot Fixed Rate Notes bear interest at a fixed rate of 6.750% per annum, payable semi-annually on April 15 and October
15 of each year, commencing on April 15, 2026. The Intralot Floating Rate Notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR (subject to a 0% floor) plus 4.500%, payable quarterly on February 28, May 31,
August 31 and November 30 in each year, commencing on February 28, 2026. The Intralot Notes mature on October 15, 2031.
The Intralot Notes are senior secured obligations of Intralot Capital, secured by first-ranking security interests (to the extent legally possible) over the share of obligors and material subsidiaries, structural intercompany receivables, and to the extent customary in the applicable jurisdiction, substantially all assets of the obligors. Enforcement of security is subject to an intercreditor agreement, and the Intralot Notes may share collateral on a pari passu or junior basis with other permitted indebtedness as described in the Intralot Indenture.
The Intralot Notes are unconditionally guaranteed, jointly and severally, by Intralot and future guarantors that are required to become a guarantor under the Intralot Indenture. The guarantees are subject to customary limitations under applicable law.
The Intralot Fixed Rate Notes may be redeemed at the option of Intralot Capital, in whole or in part, at any time on or after
October 15, 2027, at determined redemption prices over time, plus accrued and unpaid interest. Prior to October 15, 2027,
Intralot Capital may redeem the Intralot Fixed Rate Notes at a premium, which is the greater of (a) 1% of the outstanding principal amount and (b) the present value of the redemption price at October 15, 2027 plus all required interest payments through that date, computed using a discount rate equal to the Bund Rate plus 0.005 basis points, over the outstanding principal amount.
The Intralot Floating Rate Notes may be redeemed at the option of Intralot Capital at any time on or after October 15, 2026, at a redemption price equal to 100.0% of the principal amount redeemed plus accrued and unpaid interest.
In addition, prior to October 15, 2027 (in the case of Intralot Fixed Rate Notes) or October 15, 2026 (in the case of Intralot
Floating Rate Notes), Intralot Capital may redeem up to 40% of the aggregate principal amount of the Intralot Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 106.750% (in the case of Intralot Fixed Rate Notes)
of the principal amount plus accrued and unpaid interest, subject to certain conditions, including that at least 50% of the original aggregate principal amount of the Intralot Notes must remain outstanding immediately after each such redemption.
The Intralot Notes are not convertible into equity securities of Intralot Capital or any other entity.
Intralot Super Senior Revolving Credit Facility
On October 3, 2025, Intralot Capital entered into a Super Senior Revolving Credit Facility Agreement (the “Intralot RCF
Agreement”) with various lenders and agents, providing for revolving credit commitments in an aggregate principal amount equal to the greater of €190.0 million and 40.0% of Intralot’s four-quarter consolidated EBITDA. The facility may be utilized by way of revolving loans, letters of credit, or ancillary facilities. The minimum utilization amount is €0.5 million for euro-
denominated borrowings.
The Intralot RCF Agreement initially bears interest at the applicable reference rate plus a margin of 4.50% per annum, subject to future leverage-based adjustments ranging from 4.75% to 3.75% based on Intralot’s senior secured net leverage ratio.

Intralot Capital pays a commitment fee equal to 30% of the applicable margin on unused commitments, payable quarterly in arrears. Letter of credit fees are equal to the applicable margin for revolving loans, plus a fronting fee of 0.125% per annum.
The facility matures on July 1, 2030.
New Term Loan Facility
On February 11, 2026, the Company entered into a new $1.1 billion term loan credit facility due 2031 (the “Term Loans”). The
Term Loans were provided by funds managed by Ares Management Credit, King Street Capital Management, and TPG Credit.
The Term Loans are secured by substantially all material assets of the Company and its wholly owned subsidiaries, subject to customary exceptions and exclusions.
Term Loan Facility and Revolving Credit Facility Repayments
On February 11, 2026, the Company repaid in full the outstanding balance under its Term Loan Facility, resulting in cash payments of $1.48 billion. Additionally, in February 2026, the Company paid down $448.0 million of amounts outstanding under its Revolving Credit Facility, which had been drawn in January 2026 to fund the New York gaming license fee. In accordance with Amendment No. 3, following the closing of the Bally’s Twin River sale-leaseback, the Company’s commitments under its Revolving Credit Facility were reduced by 22.5%.
Refer to Note 14 “Long-Term Debt” in Item 8 of this Annual Report on Form 10-K for further information.
Operating leases
The Company is committed under various operating lease agreements for real estate and property used in operations. Minimum rent payable under operating leases was $3.41 billion as of December 31, 2025 (Successor), of which $236.9 million is due within the next twelve months. Refer to Note 15 “Leases” in Item 8 of this Annual Report on Form 10-K for further information.
GLPI leases
As of December 31, 2025 (Successor), the Company leases certain properties from GLPI under two separate master lease agreements, the “Master Lease,” and the “Master Lease No. 2.” The Company’s Bally’s Evansville, Bally’s Dover, Bally’s
Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties are leased under the terms of the “Master
Lease” which requires combined initial minimum annual payments of $101.5 million. The Company’s Bally’s Kansas City and
Bally’s Shreveport properties are leased under the terms of the “Master Lease No. 2” which requires combined initial minimum annual payments of $32.2 million. Both leases have an initial term of 15 years and include four, five-year options to renew and are subject to a minimum 1% annual escalation or greater escalation dependent on the consumer price index (“CPI”).
Following the Merger, the Company also has a master lease agreement through Queen with GLPI, the “Queen Master Lease”, with The Queen Baton Rouge, Bally's Baton Rouge Casino and Hotel, Casino Queen Marquette and DraftKings at Casino
Queen properties originally being leased under the terms of the Queen Master Lease, which required combined initial minimum annual payments of $31.7 million. The Queen Master Lease has an initial term of 15 years and includes four, five-year options to renew and is subject to annual escalation. Effective July 1, 2025, the DraftKings at Casino Queen and The Queen Baton
Rouge properties were transferred to Master Lease No. 2 and the associated annual payments of $28.9 million was reallocated from the Casino Queen Master Lease to Master Lease No. 2. This was treated as a lease modification event where lease payments were reallocated across components of the Master Lease No. 2 on a relative fair value basis and the right of use assets and lease liabilities were remeasured.
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

On July 17, 2025, the Company entered into the Chicago MLA, as described in Note 15 “Leases” in Item 8 of this Annual
Report on Form 10-K, with GLP, that amended the existing ground lease for the property on which the Company plans to develop its Permanent Facility and a development agreement with GLP pursuant to which GLP has committed to advance up to
$940 million for the payment of hard costs used to construct the Permanent Facility in exchange for increasing the amount of rent payable to GLP under the Chicago MLA.
The Chicago MLA has an initial term of 15 years and includes four, five-year options to renew and is subject to annual escalation. Annual rent under the Chicago MLA is $20 million, with additional rent equal to 8.5% of the GLP Development
Advances that are granted to the Company. The amended and restated ground lease was considered a lease termination in the third quarter due to the Company ceasing to control the use of the land effective upon signing of the Chicago MLA. As a result of the termination, the right of use asset and lease liability were derecognized, and a $0.5 million gain on lease termination was recorded. Effective with the signing of the Development Agreement, the Company reclassified construction in process to
Accounts Receivable related to assets for which title has transferred to GLP and the Company expects to receive funding.
Additionally, to the extent costs exceed the amount to be reimbursed by GLP, such costs are considered prepaid rent, which will be added to the associated operating lease right of use asset once the lease commences. As of December 31, 2025 (Successor), the construction receivable balance was $63.2 million, classified within Accounts receivable, net, and the prepaid rent balance was $175.8 million, classified within Other assets. The Company incurred a loss on sale of assets to GLP of $8.7 million during the third quarter of 2025 related to construction costs previously capitalized that were determined not to represent prepaid rent.
This loss is classified within General and administrative on the Consolidated Statement of Operations. During the fourth quarter of 2025, the Company received reimbursements from GLP totaling $201.6 million.
On February 11, 2026, the Company completed the previously announced sale-leaseback of its Bally’s Twin River property to
GLP for total consideration of $700 million, with initial annual rent of $56 million. Following the sale-leaseback, Bally’s Twin
River is leased under the terms of Master Lease No. 2.
The Star Entertainment Group Investment
On April 7, 2025, the Company entered into a Binding Term Sheet with The Star, an ASX-listed company, to invest up to
A$300.0 million in a multi-tranche issuance of convertible notes and subordinated debt (the “Investment”). On April 8, 2025,
The Star announced a commitment from its largest shareholder, Investment Holdings Pty, to subscribe for A$100.0 million of the Investment, reducing the Company’s commitment to A$200.0 million. During the second quarter of 2025 (Successor), the
Company funded A$133.3 million, consisting of Tranche 1A convertible notes of A$22.2 million (the “Convertible Notes”) and subordinated debt with a principal amount of A$111.1 million (the “Subordinated Notes”). Additionally, on May 23, 2025, the
Company and The Star entered into a Subscription Agreement and a Subordination Deed Poll in favor of certain of The Star’s senior lenders. During the fourth quarter of 2025 (Successor), the remainder of the Company’s A$66.7 million commitment was funded in the form of subordinated debt. Additionally, upon the Company’s receipt of regulatory approval of the Investment in the fourth quarter of 2025 (Successor), the Subordinated Notes settled into Convertible Notes on a cashless basis. Subsequently, the Company converted the principal amount of the Convertible Notes into 2.5 billion ordinary shares of The Star at a conversion price of A$0.08 per share, giving the Company a 37.7% equity interest in The Star. As of December 31, 2025
(Successor) the Company accounts for its investment in The Star as an equity method investment under the fair value option of
ASC 825, Financial Instruments.
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
Capitalized software expenditures relate to the creation, production and preparation of software for use in our online gaming operations.
During the period from February 8, 2025 to December 31, 2025 (Successor) and period from January 1, 2025 to February 7,
2025 (Predecessor), capital expenditures were $346.1 million and $16.4 million, compared to $199.8 million during the year ended December 31, 2024 (Predecessor). In 2025 successor and predecessor reporting periods, we continued our spending on our planned projects and maintenance at our casino properties, the most significant being our future Bally’s Chicago permanent facility. Through the Chicago MLA and Queen Master Lease, the Company has received reimbursement for capital expenditures during the period from February 8, 2025 to December 31, 2025 (Successor) of $269.2 million for qualifying capital expenditures related to the Bally’s Chicago permanent facility and renovations at Bally's Baton Rouge Casino and Hotel.
We expect that capital expenditures, outside of the construction of the Bally’s Chicago permanent facility and the development of the New York City casino and Las Vegas project, will be relatively flat in 2026 compared to 2025 as we continue our focus on generating cash flows to invest in long-term growth opportunities for the entire Bally’s portfolio.

Bally’s Twin River - In connection with our partnership with IGT, we have committed to invest $100 million in Bally’s Twin
River over the term of our master contract, ending in 2043, with Rhode Island to expand the property and add additional amenities along with other capital improvements. Approximately $40.5 million of the committed investment remains as of
December 31, 2025 (Successor).
Bally’s Chicago - In connection with the host community agreement with the City of Chicago to develop, Bally’s Chicago
Operating Company, LLC (the “Developer”), a majority owned subsidiary of the Company, has committed to develop a destination casino resort, to be named Bally’s Chicago, in downtown Chicago, Illinois and pay an annual fixed host community impact fees of $4.0 million. The project also provides the Company with the exclusive right to operate a temporary casino, which commenced operations on September 9, 2023 (Predecessor) at the Medinah Temple, for up to three years while the permanent casino resort is constructed. To date, we have spent approximately $481.3 million related to the construction and development of our permanent casino and resort, which is expected to open to the public in 2026. We expect future funding of the permanent casino construction to be financed through the Chicago MLA agreement noted above and the Company’s capital resources.
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
Bally’s New York -  In November 2025, we entered into a Conveyance Agreement with the City of New York where the City agreed to (i) dispose of certain parkland property interests to Bally’s New York (the “Development Parcel”), (ii) alienate certain parkland in order to grant Bally’s New York a non-exclusive easement over such lands for purposes of accessing the
Development Parcel and (iii) discontinue certain lands as parkland and alienate and transfer jurisdiction of such lands to the
City’s Department of Transportation for use as public roadways (the “Ring Road Parcel”) to facilitate access to the
Development Parcel and so the Development Parcel may be used by the Company for a gaming facility.
The closing of the transactions contemplated by the Conveyance Agreement was contingent upon, among other things, (i)
Bally’s New York’s agreement to make certain capital improvements to Bally’s Golf Links with a fair market value of approximately $161 million and (b) to deliver security instruments to the City to secure the performance and completion of such capital improvements, (ii) the Company being awarded a downstate gaming facility license from the New York State
Gaming Commission, (iii) payment by Bally’s New York to the City’s Department of Parks & Recreation of an administrative fee in the amount of $1 million, (iv) Bally’s New York’s agreement to pay for all costs and expenses for the development and mapping of the Ring Road Parcel and (v) Bally’s New York’s payment of real property transfer taxes with respect to the transactions contemplated by the Conveyance Agreement.
New York Gaming License Commitments
In December 2025, the Company was awarded one of New York State’s three downstate commercial casino licenses for its planned Bally’s Bronx project, requiring the Company to pay a $500 million license fee, which was paid in the first quarter of
2026, as well as post a bond or cash deposit equal to 5% of the total project investment. The Company must also implement its community benefit commitments, including periodic public reporting, and engage an independent Compliance Monitoring
Team approved by the New York State Gaming Commission to oversee regulatory, anti‑money‑laundering, and community‑benefit compliance. Additionally, in February 2026, the Company paid $115 million of the $125 million in total contingent consideration due to the seller of Bally’s Golf Links.

Other Contractual Obligations
Sponsorship Commitments - The Company has entered into several sponsorship agreements with various professional sports leagues and teams, allowing the Company use of official league marks for branding and promotions, among other rights. As of
December 31, 2025 (Successor), obligations related to these agreements were $114.9 million, with contracts extending through
2036.
Interactive Technology Partnerships - The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of December 31, 2025 (Successor), the cumulative minimum obligation committed in these agreements is approximately $32.1 million, extending through 2029.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with US GAAP requires us to make estimates and apply judgments that affect reported amounts. These estimates and judgments are based on past events and/or expectations of future outcomes. Actual results may differ from our estimates. We discuss our significant accounting policies used in preparing the financial statements in Note 2 of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form
10-K. The following is a summary of our critical accounting estimates and how they are applied in preparation of our consolidated financial statements.
Valuation of Intangible Assets Acquired in Business Combinations
Intangible assets consist primarily of gaming licenses, trade names, developed technology and customer lists which have all been obtained through business combinations.
Gaming licenses obtained through business combinations are generally recorded at their fair values through purchase accounting using the Greenfield Method under the income approach. This method estimates isolated income that is properly attributable to a license based on modeling a hypothetical start-up company going into business without any other assets than the gaming license being valued and building a new casino with similar utility to the existing casino. Using this method, the valuation of the gaming license is dependent upon significant estimates such as projected revenues and cash flows, estimated construction costs, duration of that construction, pre-opening expenses and appropriate discounting. Gaming licenses accounted for as asset acquisitions are valued at cost.
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
Certain trade names are considered to be indefinite lived based on future expectations of continuing to brand our corporate name and certain properties and online operations under the Bally’s trade name indefinitely. Intangible assets not subject to amortization are reviewed for impairment annually as of October 1 and between annual test dates whenever events or changes in circumstances may indicate that the carrying amount of the related asset may not be recoverable.
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

Valuation and Subsequent Measurement of Goodwill
Assessing goodwill for impairment is a process that involves significant judgment and requires a qualitative and quantitative analysis with many assumptions which fluctuate based on our business. We review goodwill at least annually and between annual test dates if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. We have elected to perform our annual tests for indications of impairment as of the first day of the fourth quarter of each year. The evaluation of goodwill requires the use of estimates about future operating results of each reporting unit and asset to determine the estimated fair value of the reporting unit. The Company must make various assumptions and estimates in performing its impairment testing, including assumptions and estimates about future cash flows. Changes in estimates and assumptions used in estimating future cash flows could produce significantly different results. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future periods.
When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. A qualitative impairment assessment involves analyzing relevant events and circumstances, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of a reporting unit’s assets. Items that are generally considered include, but are not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. For the quantitative goodwill impairment test, we estimate the fair value of the reporting unit using both income and market-based approaches. Specifically, the Company applies the discounted cash flow (“DCF”) model under the income approach and the guideline public company method under the market approach and weighs the results of the two valuation methodologies based on the facts and circumstances surrounding the reporting unit. For the DCF model, we rely on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for the reporting unit as of the valuation date. The determination of fair value under the DCF model involves the use of significant estimates and assumptions, including revenue growth rates driven by future gaming activity, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, and discount rates. For the market approach, we utilize a comparison of the reporting unit to comparable publicly-traded companies and transactions and, based on the observed earnings multiples, ultimately selects multiples to apply to the reporting unit. We then compare the fair value of our reporting units to the carrying amounts. If the carrying amount of the reporting unit exceeds the fair value, an impairment is recorded equal to the amount of the excess (not to exceed the amount of goodwill allocated to the reporting unit).
Assumptions and estimates about future cash flow levels and multiples by individual reporting units are complex and subjective. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining the fair value of its reporting units, including long-term revenue growth projections, profitability, discount rates, external factors, such as industry, market and macro-economic conditions, and internal factors, such as changes in the
Company’s business strategy, which may re-allocate capital and resources to different or new opportunities but, in turn, may be to the detriment of an individual reporting unit.
The Company completed its annual assessment for goodwill impairment as of October 1, 2025 (Successor), which resulted in impairment charges to goodwill of $72.5 million related to a reporting unit within the Bally’s Intralot B2B segment due to declining projected cash flows in the Company’s licensing revenues. The fair value was determined through a discounted cash flow approach. The valuation utilized level 3 inputs including projected cash flows, a market-based WACC of 25% and a long term growth rate of 2%. The most sensitive inputs to the estimated fair value of the reporting unit were the discount rate and terminal growth rate. A hypothetical 100 basis point increase in the WACC or a 100 basis point decline in the terminal growth rate would have resulted in incremental impairment charges of $1.5 million and $0.4 million, respectively. Material changes in these estimates could occur and result in additional impairment in future periods.
Subsequent to the annual test, the Company identified a triggering event in affecting its International Interactive reporting unit within its Bally's Intralot B2C segment due to the announced increase of the remote gaming duty tax in the UK from 21% to
40%, effective in April 2026. The Company performed a quantitative impairment test for a reporting unit within its Bally's
Intralot B2C segment. The estimated fair value of the reporting unit was determined through a combination of a discounted cash flow model and market-based approach, which utilized inputs including future cash flow projections for the reporting units, terminal growth rates of 3%, and discount rates of 12.0%. Goodwill associated with this reporting unit was $1.5 billion at
December 31, 2025 (Successor). The result of this assessment did not result in any impairment as fair value exceeded carrying value by 82%. The most sensitive inputs to the estimated fair value of the reporting unit were the discount rate and terminal growth rate. A hypothetical 100 basis point increase in the WACC or a 100 basis point decline in the terminal growth rate would not have resulted in any impairment charge. Material changes in these estimates could occur and result in additional impairment in future periods.

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
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted. A valuation allowance is required when it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. The consolidated financial statements reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. We assessed our deferred tax liabilities arising from taxable temporary differences and concluded such liabilities are not a sufficient source of income for the realization of deferred tax assets, including indefinite life taxable temporary differences which offset, subject to limitation, deferred tax assets with unlimited carryovers, such as the
Section 163(j) interest limitation. Accordingly, the Company’s valuation allowance of $275.1 million reflects increases of
$127.9 million and $8.7 million recorded during the period from February 8, 2025 to December 31, 2025 and period from
January 1, 2025 to February 7, 2025, respectively. Additionally, the Company’s change in valuation allowance compared to the balance at December 31, 2024 (Predecessor), included $36.3 million of purchase price allocation adjustments related to the
Intralot Transaction and Merger during the period from February 8, 2025 to December 31, 2025 (Successor).
The allocation of shared costs and intangible assets among our subsidiaries in various US domestic, state and international jurisdictions is an estimate based on the principles of IRC Section 482, 1060 and 338 which is a critical estimate in the computation of US and international tax provisions.
The interpretation of the IRC regulations related to the Tax Cuts and Jobs Acts, as it pertains to Section 163(j), is a critical estimate in the computation of US federal taxes, and conforming states.
Recently Issued Accounting Pronouncements
For a discussion of recently issued financial accounting standards, refer to Note 5 “Recently Issued Accounting
Pronouncements,” of Part II. Item 8 of this Annual Report on Form 10-K for further detail.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements and foreign currency risk attributable to our operations outside of the US Inflation generally affects us by increasing our cost of labor. Bally’s does not believe that inflation had a material effect on our business, financial condition or results of operations during the period from February 8, 2025 to December 31, 2025 (Successor), the period from January 1, 2025 to February 7,
2025 (Predecessor) or the year ended December 31, 2024 (Predecessor).
Interest Rate Risk
As of December 31, 2025 (Successor), interest on borrowings under our credit facility was subject to fluctuation based on changes in short-term interest rates. On December 31, 2025 (Successor), we had $2.36 billion of variable rate debt outstanding under our Term Loan, Intralot British Term Loan, Intralot Floating Rate Notes and Revolving Credit Facilities and $1.49 billion of unsecured senior notes. Based upon a sensitivity analysis of our debt levels on December 31, 2025 (Successor), a hypothetical increase of 1% in the effective interest rate would cause an increase in interest expense of approximately $23.6 million over the next twelve months while a decrease of 1% in the effective interest rate, not to exceed the interest rate floor, would cause a decrease in interest expense of approximately $23.6 million over the same period.
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
We have not historically utilized derivative financial instruments for trading purposes. We do not believe that fluctuations in interest rates had a material effect on our business, financial condition or results of operations during the period from February
8, 2025 to December 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) or year ended
December 31, 2024 (Predecessor).
Foreign Currency Risk
We are exposed to fluctuations in currency exchange rates as a result of our net investments and operations in countries other than the US. A vast majority of our revenues are from the UK market and are conducted in GBP and are therefore susceptible to any movements in exchange rates between the GBP and USD. Foreign currency transaction losses for the period from February
8, 2025 to December 31, 2025 (Successor) and gains for the period from January 1, 2025 to February 7, 2025 (Predecessor)
were $34.8 million and $0.2 million, respectively, compared to foreign currency transaction gains for the year ended December
31, 2024 (Predecessor) of $10.3 million. Movements in currency exchange rates could impact the translation of assets and liabilities of these foreign operations which are translated at the exchange rate in effect on the balance sheet date. We have utilized derivative financial instruments, such as cross currency swaps, as well as economic hedges or forward currency exchange rate contracts, to manage the impact of currency exchange rate fluctuations on earnings and cash flows.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements listed below are filed as part of this Annual Report on Form 10-K.
INDEX TO FINANCIAL STATEMENTS

Page No.
Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	66
Consolidated Balance Sheets at December 31, 2025 (Successor) and 2024 (Predecessor)	70
Consolidated Statements of Operations for the Period from February 8, 2025 to December 31, 2025 (Successor), Period from January 1, 2025 to February 7, 2025 (Predecessor) and Year ended December 31, 2024 (Predecessor)	71
Consolidated Statements of Comprehensive Loss for the Period from February 8, 2025 to December 31, 2025 (Successor), Period from January 1, 2025 to February 7, 2025 (Predecessor) and Year ended December 31, 2024 (Predecessor)	72
Consolidated Statements Stockholders’ Equity (Deficit) for the Period from February 8, 2025 to December 31, 2025 (Successor), Period from January 1, 2025 to February 7, 2025 (Predecessor) and Year ended December 31, 2024 (Predecessor)	73
Consolidated Statements of Cash Flows for the Period from February 8, 2025 to December 31, 2025 (Successor), the Period from January 1, 2025 to February 7, 2025 (Predecessor) and Year ended December 31, 2024 (Predecessor)	74
Notes to Consolidated Financial Statements	76

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Bally’s Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bally's Corporation and subsidiaries (the
“Company”) as of December 31, 2025 (successor) and 2024 (predecessor), the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for the periods from February 8, 2025 to
December 31, 2025 (successor), from January 1, 2025 to February 7, 2025 (predecessor), and for the year ended
December 31, 2024 (predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of
December 31, 2025 (successor) and 2024 (predecessor), and the results of its operations and its cash flows for the periods from February 8, 2025 to December 31, 2025 (successor), from January 1, 2025 to February 7, 2025
(predecessor), and for the year ended December 31, 2024 (predecessor),  in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025 (successor), based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of
Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2026, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
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
Critical Audit Matters
The critical audit matter communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill – International Interactive Reporting Unit – Refer to Notes 2 and 10 to the financial statements
Critical Audit Matter Description
The Company’s goodwill is tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the respective reporting units to their carrying value. The Company determines the fair value of its reporting units in consideration of the income-based and market-based approaches. The key inputs in determining the fair value of the International Interactive reporting unit include expected cash flows and projected financial results, including forecasted revenues (collectively the “International Interactive forecasts”), the selection of the discount rate, and market multiples. As of December 31, 2025, the value of the International Interactive reporting unit goodwill is $1.5 billion.
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
Business Combination – Merger – Refer to Notes 1, 2, and 7 to the financial statements
Critical Audit Matter Description
On February 7, 2025, the Company completed the Merger with SG Parent LLC, (“Parent”), The Queen Casino &
Entertainment, Inc., (“Queen”), and as a result of the transactions, at closing, Parent and its affiliates beneficially owned 73.8% of the issued and outstanding Company common stock.

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
The fair value of the Merger consideration was $955.6 million which was allocated to the assets acquired and liabilities assumed based on their respective fair values, including the fair value of the operating segments and reporting units, gaming licenses, customer relationships, developed technology, trade names and Intellectual property license.
The fair value determination of these intangible assets requires management to make significant estimates and assumptions related to expected cash flows and projected financial results, including forecasted revenues
(collectively the “Merger forecasts”), and the selection of the discount rate. Changes to these assumptions could result in a significant impact on the recognition of the acquired gaming licenses, customer relationships, developed technology, trade name and intellectual property license intangible assets, and the determination of goodwill.
Therefore, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
Business Combination – Intralot S.A. – Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
On October 8, 2025, Intralot S.A. (“Intralot”) completed the acquisition of the Company’s issued and outstanding capital stock of Bally’s Holdings Limited, (“Bally’s International Interactive”) and combined it with Intralot’s global lottery and gaming operations (the “Intralot Transaction”).
The Intralot Transaction consideration comprised of €1.530 billion ($1.8 billion) cash paid by Intralot, and 873.7 million newly issued Intralot shares to the Company.  Following the Intralot Transaction, the Company became the majority shareholder of Intralot with an aggregate 57.9% interest. As the Company obtained a controlling financial interest in Intralot as a result of the Intralot Transaction, the Company is deemed the accounting acquirer of Intralot for purposes of financial reporting. Accordingly, the Intralot Transaction will be accounted for as a business combination under ASC 805.
The consideration for the purchase accounting is approximately $1.60 billion, consisting of (i) the fair value of the
Intralot shares issued to the Company on the closing date, and (ii) the fair value of Bally’s previously held equity interest in Intralot. The remaining 42.1% of Intralot’s equity interests held by third parties will be reflected as a noncontrolling interest of the Company in the equity section of its consolidated balance sheet in accordance with
ASC 805. The preliminary fair value of the noncontrolling interest on the closing date was $1.1 billion, based on
Intralot’s share price on the closing date and the control premium.
The fair value of consideration was allocated to the assets acquired and liabilities assumed based on their respective fair values, including the fair value of the synergies, developed technology, trade names, backlog, and customer relationship.
The fair value determination of these intangible assets requires management to make significant estimates and assumptions related to expected cash flows and projected financial results, including forecasted revenues
(collectively the “Intralot forecasts”), and the selection of the discount rate. Changes to these assumptions could result in a significant impact on the recognition of the acquired developed technology, trade names, backlog and customer relationship intangible assets and the determination of goodwill. Therefore, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matters Were Addressed in the Audit
Our audit procedures related to the Merger forecasts and Intralot forecasts (collectively forecasts”) and the selection of the discount rates used by management to determine the fair value of the acquired intangible assets and the assigned goodwill included the following, among others:

•We tested the effectiveness of controls over the valuation of the operating segments, reporting units, and intangible assets, including management’s controls over the forecasts and the selection of the discount rate used.
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

New York, New York
March 23, 2026

We have served as the Company’s auditor since 2015.

BALLY’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	Successor	Predecessor
	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$798,423	$171,233
Restricted cash	108,263	60,021
Accounts receivable, net	193,951	55,486
Inventory	55,842	19,317
Tax receivable	30,706	26,345
Prepaid expenses and other current assets	159,609	115,471
Total current assets	1,346,794	447,873
Property and equipment, net	1,063,739	630,702
Right of use assets, net	1,767,792	1,544,936
Goodwill	3,432,893	1,799,944
Intangible assets, net	3,000,983	1,307,343
Deferred tax asset	12,482	2,309
Other assets	605,693	127,030
Total assets	$11,230,376	$5,860,137
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$37,344	$19,450
Current portion of lease liabilities	104,647	65,827
Accounts payable	196,890	85,771
Accrued income taxes	20,374	25,468
Accrued and other current liabilities	1,327,799	481,292
Total current liabilities	1,687,054	677,808
Long-term debt, net	4,463,313	3,299,323
Long-term portion of lease liabilities	1,829,190	1,554,479
Deferred tax liability	553,513	118,214
Other long-term liabilities	152,476	179,411
Total liabilities	8,685,546	5,829,235
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock ($0.01 par value; 200,000,000 shares authorized; 48,524,809 (Successor) and 40,787,007 (Predecessor) shares issued; 48,524,809 (Successor) and 40,787,007 (Predecessor) shares outstanding)	484	408
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,574,827	1,414,410
Accumulated deficit	(650,074)	(1,123,649)
Accumulated other comprehensive income (loss)	69,421	(260,267)
Total Bally’s Corporation stockholders’ equity	994,658	30,902
Non-controlling interest	1,550,172	—
Total stockholders’ equity	2,544,830	30,902
Total liabilities and stockholders’ equity	$11,230,376	$5,860,137
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024

Revenue:
Gaming	$1,989,454	$185,767	$2,051,668
Non-gaming	446,735	34,731	398,810
Total revenue	2,436,189	220,498	2,450,478

Operating (income) costs and expenses:
Gaming	884,631	87,994	934,063
Non-gaming	210,705	16,526	189,088
General and administrative	1,143,817	114,401	1,043,486
Impairment charges	181,620	—	248,879
Gain on sale-leaseback, net	—	—	(86,254)
Depreciation and amortization	293,118	22,343	379,544
Total operating costs and expenses	2,713,891	241,264	2,708,806
Loss from operations	(277,702)	(20,766)	(258,328)

Other (expense) income:
Interest expense, net	(365,233)	(27,229)	(289,629)
Other non-operating income (expense), net	24,960	(2,365)	(4,545)
Total other expense, net	(340,273)	(29,594)	(294,174)

Loss before income taxes	(617,975)	(50,360)	(552,502)
Provision for income taxes	47,564	664	15,252
Net loss	(665,539)	(51,024)	(567,754)
Less: Net loss attributable to non-controlling interests	(15,465)	—	—
Net loss attributable to Bally’s Corporation	$(650,074)	$(51,024)	$(567,754)

Basic and diluted loss per share	$(10.73)	$(1.05)	$(11.71)
Weighted average common shares outstanding, basic and diluted	60,556,906	48,742,859	48,468,887
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024

Net loss	$(665,539)	$(51,024)	$(567,754)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	127,835	(13,097)	(84,542)
Defined benefit pension plan adjustments, net of tax	18	—	860
Net unrealized derivative gain (loss) on cash flow hedges, net of tax	(16,729)	968	3,057
Net unrealized derivative gain (loss) on net investment hedges, net of tax	(40,435)	2,686	29,916
Other comprehensive income (loss)	70,689	(9,443)	(50,709)
Total comprehensive loss	(594,850)	(60,467)	(618,463)
Comprehensive loss attributable to non-controlling interest	(1,268)	—	—
Comprehensive loss attributable to Bally’s Corporation	$(593,582)	$(60,467)	$(618,463)
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except shares)

Predecessor
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares Outstanding	Amount
Balance as of December 31, 2023 (Predecessor)	39,973,202	400	1,400,479	—	(555,895)	(209,558)	428	635,854
Issuance of restricted stock and other stock awards	723,990	7	(2,821)	—	—	—	—	(2,814)
Share-based compensation	—	—	14,752	—	—	—	—	14,752
Settlement of consideration	81,190	1	(178)	—	—	—	—	(177)
Acquired non-controlling interest	8,625	—	428	—	—	—	(428)	—
Other	—	—	1,750	—	—	—	—	1,750
Other comprehensive loss	—	—	—	—	—	(50,709)	—	(50,709)
Net loss	—	—	—	—	(567,754)	—	—	(567,754)
Balance as of December 31, 2024 (Predecessor)	40,787,007	408	1,414,410	—	(1,123,649)	(260,267)	—	30,902
Issuance of restricted stock and other stock awards	19,660	—	(76)	—	—	—	—	(76)
Share-based compensation	—	—	1,954	—	—	—	—	1,954
Other comprehensive loss	—	—	—	—	—	(9,443)	—	(9,443)
Net loss	—	—	—	—	(51,024)	—	—	(51,024)
Balance as of February 7, 2025 (Predecessor)	40,806,667	$408	$1,416,288	$—	$(1,174,673)	$(269,710)	$—	$(27,687)

Successor
	Common Stock			Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares Outstanding		Amount
Balance as of February 8, 2025 (Successor)	71,258,763		$712	$1,171,824	$—	$—	$—	$—	$1,172,536
Issuance of restricted stock and other stock awards	70,430		—	(11,887)	—	—	—	—	(11,887)
Share-based compensation - equity awards	—		—	31,111	—	—	—	—	31,111
Bally's Chicago Issuance	—		—	—	—	—	—	3,639	3,639
Share repurchases	(22,804,384)		(228)	(420,114)	—	—	—	—	(420,342)
Purchase of Bally's Intralot	—		—	1,324,107	—	—	—	1,063,663	2,387,770
Recognition of non-controlling interest in Bally's International Interactive	—	B a l a n c e a s o f	—	(534,324)	—	—	—	534,324	—
Purchase of incremental Intralot shares	—	B a l a n c e a s o f	—	15,424	—	—	—	(37,257)	(21,833)
Other	—		—	(1,314)	—	—	—	—	(1,314)
Other comprehensive income	—		—	—	—	—	69,421	1,268	70,689
Net loss	—		—	—	—	(650,074)	—	(15,465)	(665,539)
Balance as of December 31, 2025 (Successor	48,524,809		$484	$1,574,827	$—	$(650,074)	$69,421	$1,550,172	$2,544,830
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Cash flows from operating activities:
Net loss	$(665,539)	$(51,024)	$(567,754)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	293,118	22,343	379,544
Non-cash amortization of right of use assets	82,015	7,228	58,727
Share-based compensation	31,111	1,954	14,752
Impairment charges	181,620	—	248,879
Non-cash amortization of debt discounts, debt issuance costs and fair value adjustments	77,282	1,004	11,707
Loss on extinguishment of debt	93,120	—	—
Gain on sale-leaseback, net	—	—	(86,254)
Loss on disposal of business	—	—	27,796
Deferred income taxes	4,665	(3,010)	23,947
Change in fair value of fair value option assets	(218,950)	—	—
Loss from equity method investments	3,264	594	1,850
Change in value of performance warrants	—	1,180	13,965
Change in contingent consideration payable	63,176	786	1,343
Foreign exchange loss (gain)	34,768	(194)	(10,271)
Other operating activities	35,436	1,545	15,371
Changes in current operating assets and liabilities	(26,100)	(62,592)	(19,603)
Net cash used in (provided by) operating activities	(11,014)	(80,186)	113,999
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	2,117,529	—	(788)
Proceeds from sale-leaseback transactions	—	—	388,000
Cash paid for shares in Intralot	(13,799)	—	—
Cash paid for The Star Investment	(127,629)	—	—
Capital expenditures	(167,869)	(16,424)	(199,827)
Proceeds from sale of property and equipment to GLPI	68,816	—	—
Cash paid for capitalized software	(35,468)	(2,315)	(44,864)
Cash and cash equivalents transferred in sale of business	—	—	(4,178)
Restricted cash transferred in sale of business	—	—	(37,541)
Acquisition of gaming licenses	(3,002)	—	(2,508)
Other investing activities	3,711	1,042	(459)
Net cash provided by (used in) investing activities	1,842,289	(17,697)	97,835
Cash flows from financing activities:
Issuance of long-term debt	1,330,000	97,000	440,000
Repayments of long-term debt	(1,938,818)	(10,000)	(794,450)
Debt prepayment premium	(37,842)	—	—
Deferred payables, net	(41,437)	11,064	73,709
Payment of financing fees	(21,326)	—	—
Share repurchases	(416,180)	—	—
Purchase of incremental Intralot shares	(21,833)	—	—
Bally’s Chicago Inc. share issuance	18,132	—	—
Other financing activities	(11,887)	(76)	(7,099)
Net cash (used in) provided by financing activities	(1,141,191)	97,988	(287,840)
Effect of foreign currency on cash and cash equivalents	(14,300)	(457)	(8,002)
Net change in cash and cash equivalents and restricted cash	675,784	(352)	(84,008)
Cash and cash equivalents and restricted cash, beginning of period	230,902	231,254	315,262
Cash and cash equivalents and restricted cash, end of period	$906,686	$230,902	$231,254

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$340,739	$39,069	$314,245

Non-cash investing and financing activities:
Unpaid property and equipment	$23,963	$15,772	$20,256
Unpaid capitalized software	1,904	6,158	5,419
Consideration for purchase of Intralot	1,604,756	—	—
Non-controlling interest acquired	1,063,663	—	(428)
Consideration issued for the Company Merger	955,647	—	—
Consideration issued for the Queen Merger	555,751	—	—
Initial recognition of Bally’s International Interactive non-controlling interest	(534,324)	—	—
Unpaid New York gaming license fee	500,000	—	—
Intralot shares received as settlement of loan receivable	46,905	—	—
Consideration receivable from sale of assets	3,474	—	—
Sale of business in exchange for note receivable	—	—	32,868
Investment in GLP Capital, L.P.	—	—	6,837

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$798,423	$173,549	$171,233
Restricted cash	108,263	57,353	60,021
Total cash and cash equivalents and restricted cash	$906,686	$230,902	$231,254
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.GENERAL INFORMATION
Bally’s Corporation (the “Company,” or “Bally’s”) is a global gaming, hospitality and entertainment company with casinos and resorts and online gaming (“iGaming”) businesses. As of December 31, 2025 (Successor), the Company owns and manages the following properties within its Casinos & Resorts reportable segment:

Casinos and Resorts	Location	Type	Built/ Acquired
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)	Lincoln, Rhode Island	Casino and Resort	2004
Bally’s Arapahoe Park	Aurora, Colorado	Racetrack/OTB Site	2004
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)(2)	Biloxi, Mississippi	Casino and Resort	2014
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)(2)	Tiverton, Rhode Island	Casino and Hotel	2018
Bally’s Dover Casino Resort (“Bally’s Dover”)(2)	Dover, Delaware	Casino, Resort and Raceway	2019
Bally’s Black Hawk(1)(2)	Black Hawk, Colorado	Three Casinos	2020
Bally’s Kansas City Casino (“Bally’s Kansas City”)(2)	Kansas City, Missouri	Casino	2020
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi	Casino and Hotel	2020
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey	Casino and Resort	2020
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)(2)	Shreveport, Louisiana	Casino and Hotel	2020
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada	Casino and Resort	2021
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)(2)	Evansville, Indiana	Casino and Hotel	2021
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)(2)	Rock Island, Illinois	Casino and Hotel	2021
Bally’s Chicago Casino (“Bally’s Chicago”)(3)	Chicago, Illinois	Casino	2023
Bally’s Golf Links at Ferry Point (“Bally’s Golf Links”)	Bronx, New York	Golf Course	2023
The Queen Baton Rouge(2)	Baton Rouge, Louisiana	Casino	2025
Bally’s Baton Rouge Casino and Hotel (“Bally's Baton Rouge”)(2)	Baton Rouge, Louisiana	Casino and Hotel	2025
Casino Queen Marquette(2)	Marquette, Iowa	Casino	2025
DraftKings at Casino Queen(2)	East St. Louis, Illinois	Casino and Hotel	2025
__________________________________
(1)Includes Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(2)Properties leased from Gaming and Leisure Properties, Inc. (“GLPI”). Refer to Note 15 “Leases” for further information.
(3)Temporary casino facility as permanent casino resort is constructed. Site of future permanent casino resort is leased from GLPI.
The Company’s Bally's Intralot B2B reportable segment includes Intralot’s global business-to-business (“B2B”) operations and licensing revenue generating operations. Intralot was acquired by the Company in the fourth quarter of 2025. Refer to
“Acquisition of Intralot” subsection below for further information.
The Company’s Bally's Intralot B2C reportable segment includes the Company’s business-to-consumer (“B2C”) gaming operations in international jurisdictions and one casino property, Bally's Newcastle, in the UK.
The North America Interactive reportable segment includes a portfolio of sports betting and iGaming offerings in the United
States and Canada.
Agreement and Plan of Merger
On February 7, 2025, the Company completed the previously announced transactions under the Agreement and Plan of Merger
(as amended, the “Merger Agreement”) with SG Parent LLC, a Delaware limited liability company (“Parent”), The Queen
Casino & Entertainment, Inc., a Delaware corporation and affiliate of Parent (“Queen”), Epsilon Sub I, Inc., a Delaware
corporation and wholly owned subsidiary of the Company (“Merger Sub I”), Epsilon Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub II”, and together with the Company and Merger Sub I, the “Company
Parties”), and, solely for purposes of specified provisions thereof, SG CQ Gaming LLC, a Delaware limited liability company
(“SG Gaming” and together with Parent and Queen, the “Buyer Parties”). On February 7, 2025, as a result of the transactions,
Parent and its affiliates beneficially owned 73.8% of the issued and outstanding Company common stock.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pursuant to the Merger Agreement, (i) SG Gaming contributed to the Company all shares of common stock of Queen that it owned (the “Queen Share Contribution”) in exchange for 26,909,895 shares of common stock of the Company (“Company
Common Stock”) based on a 2.4536890595 share exchange ratio, (ii) the Company issued approximately 3,542,201 shares of
Company Common Stock to the other stockholders of Queen, (iii) immediately thereafter, Merger Sub I merged into the
Company (the “Company Merger”), with the Company surviving the Company Merger and (iv) immediately thereafter, Merger
Sub II merged into Queen (the “Queen Merger,” and together with the Company Merger, the “Merger”), with Queen surviving the Queen Merger as a direct, wholly owned subsidiary of the Company.
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
Acquisition of Intralot
In 2025, following the Queen Merger, the Company held an investment in Bally’s Intralot S.A. (“Intralot”), which was accounted for as an equity method investment under the fair value option. The total initial investment represented approximately 26.86% of Intralot’s outstanding shares. As part of this investment structure, the Company held a €25.0 million delayed draw term loan receivable from a third‑party investment holding company, the repayment of which was contractually tied to the delivery of Intralot shares. During the three months ended June 30, 2025 (Successor), the Company settled this outstanding delayed draw term loan by receiving 34.3 million shares of Intralot in full satisfaction of the loan, consistent with the fair value model that estimated repayment based on the value of Intralot shares. In addition, on June 30, 2025, the Company purchased 4.8 million additional Intralot shares for €1.06 per share. These transactions collectively triggered a mandatory tender offer for the remaining outstanding shares of Intralot. During the three months ended September 30, 2025 (Successor), the mandatory tender offer was completed, and the Company’s acquired an additional 6.1 million shares of Intralot, increasing its ownership to 34.35% of Intralot’s outstanding shares prior to the transaction described below.
On October 8, 2025 (the “Intralot Closing Date”), the Company completed the previously announced acquisition under the transaction agreement (the “Transaction Agreement”) of Intralot, pursuant to which Intralot agreed to acquire Bally’s
International Interactive through a combined cash-and-equity transaction. Pursuant to the Transaction Agreement, (i) Intralot
paid the Company $1.8 billion in cash and issued approximately 873.7 million new shares in exchange for all of the issued and outstanding capital stock of Bally’s Holdings Limited which held Bally’s International Interactive, (ii) the Company’s ownership of Intralot increased to a controlling 57.9% interest through the issuance of equity to the Company’s consolidated subsidiary Premier Entertainment Sub, LLC via PE Sub Holdings LLC, an indirect wholly owned subsidiary of the Company, making the Company the majority shareholder of Intralot (the “Intralot Transaction”).
As a result of obtaining a controlling financial interest in Intralot, the Company retained control of Bally’s International
Interactive, via Bally’s Holdings Limited, throughout the transaction. On the Intralot Closing Date, legal ownership of Bally’s
Holdings Limited transferred from Premier Entertainment Sub to Intralot; however, Bally’s Corporation simultaneously obtained control of Intralot. Accordingly, Bally’s maintained control of Bally’s International Interactive, and as a result, the transfer of Bally’s International Interactive was accounted for as an equity transaction with the initial recognition of a 42.1%
non-controlling interest, and no gain or loss was recognized in earnings.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as variable interest entities (“VIEs”), of which the Company is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Any prior year amounts have been reclassified to conform to the current year’s presentation. The financial statements of our foreign subsidiaries are translated into US Dollars (“USD”) using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in net income (loss).
As described in Note 1, “General Information”, the Company completed the Merger with Queen on February 7, 2025 (the
“Closing”), with Queen surviving the Merger as a wholly-owned subsidiary of the Company. The Parent and its affiliates maintained a controlling financial interest, as defined by ASC 810, Consolidation, in Queen before and after the Merger, and in the Company upon consummation of the Merger. The Merger with Queen was accounted for as a transaction between entities under common control because the Parent and its affiliates contributed a wholly owned subsidiary into the Company, which became a controlled subsidiary of the Parent and its affiliates upon consummation of the merger. The Company has elected to push down its Parent’s basis in its net assets into its consolidated financial statements, and as a result, unless the context otherwise requires, the “Company,” for periods prior to the Closing refers to Bally’s (“Predecessor”), and for the periods after the Closing refers to the combined Company of Bally’s and Queen (“Successor” or the “Company”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and the Successor are not directly comparable. As
Bally’s was deemed to be the predecessor entity, the historical financial statements of Bally’s became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of Bally’s prior to the Merger and (ii) the combined results of the Company following the Closing. The accompanying consolidated financial statements include a Predecessor period, which includes the period through February 7, 2025 concurrent with the Merger, and a Successor period from February 8, 2025 through
December 31, 2025. A black line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these two periods.
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
For the period from February 8, 2025 to December 31, 2025 (Successor), revenue and net income from Queen was $216.0 million and $30.8 million, respectively.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Star Entertainment Group Investment
On April 7, 2025 (Successor), the Company entered into a Binding Term Sheet with The Star Entertainment Group Limited
(“The Star”), an ASX-listed company, to invest up to A$300.0 million in a multi-tranche issuance of convertible notes and subordinated debt (the “Investment”). On April 8, 2025 (Successor), The Star announced a commitment from its largest shareholder, Investment Holdings Pty, to subscribe for A$100.0 million of the Investment, reducing the Company’s commitment to A$200.0 million. On April 9, 2025 (Successor), the Company funded A$66.7 million, consisting of Tranche 1A convertible notes of A$22.2 million (“the Convertible Notes”) and subordinated debt with a principal amount of A$44.4 million. Additionally, on May 23, 2025 (Successor), the Company and The Star entered into a Subscription Agreement and a
Subordination Deed Poll in favor of certain The Star’s senior lenders.
Following shareholder approval, the Company funded an additional principal amount of A$66.7 million in subordinated debt on
June 27, 2025 (Successor) and the remainder of the Company’s A$66.7 million commitment (the “Forward Obligation”) in subordinated debt (together with the A$44.4 million and A$66.7 million, the “Subordinated Notes”) on October 9, 2025
(Successor). Both the Convertible Notes and Subordinated Notes matured on July 2, 2029, and bore interest at an annual rate of
9%, paid in-kind and compounded quarterly.
These investments were accounted for as debt securities under ASC 320, Investments - Debt Securities, for which the Company had elected the fair value option allowed by ASC 825, Financial Instruments. Under the fair value option, the investment is remeasured at fair value at each reporting period, with changes in fair value included within Other non-operating income
(expense), net. During the period from February 8, 2025 to December 31, 2025 (Successor), the Company recognized $3.9 million of interest income from the Star Investment, which it has elected to present as part of the total change in fair value. The
Company measures fair value using a binomial lattice model as well as a discounted cash flow model, classified within Level 3 of the hierarchy. Inputs to the valuation approach include the stock price and credit rating of The Star, volatility of 45%, recovery rate of 10%, risk free rate of 3.6%, and the Company’s estimate of the probability of default.
During the fourth quarter of 2025, following all required regulatory approvals and pursuant to the terms of the Subscription
Agreement, The Star issued Tranche 2 convertible notes. Using the principal value of the Subordinated Notes as payment, the
Company effectively swapped the Subordinated Notes for Tranche 2 convertible notes. On November 28, 2025 (Successor), the
Company converted the principal amount of the outstanding convertible notes into 2.5 billion ordinary shares of The Star at a conversion price of A$0.08 per share, giving the Company a 37.7% equity interest in The Star. The Company accounts for its equity interest in The Star as an equity method investment under the fair value option.
Equity Method Investments
In 2025, following the Queen Merger, the Company had an investment in Intralot. The total initial investment represented approximately 26.86% of the outstanding shares of Intralot. During the fourth quarter of 2025, the Company acquired a controlling financial interest in Intralot as described in Note 1, “General Information” and will account for the Intralot
Transaction as a business combination (refer to Note 7 “Business Combinations” for further information). Prior to the Intralot
Transaction, the Company accounted for its shares as an equity method investment under the fair value option.
The Company also has other investments in unconsolidated subsidiaries, which are accounted for using equity method accounting. The Company records its share of net income or loss and changes in fair value for equity method investments accounted for under the fair value option within “Other non-operating income (expense), net” in the consolidated statements of operations. Refer to Note 4 “Consolidated Financial Information” for further information.
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
In determining whether it is the primary beneficiary of the VIE, the Company considers qualitative and quantitative factors, including, but not limited to which activities most significantly impact the VIE’s economic performance and which party controls such activities and significance of the Company’s investment and other means of participation in the VIE’s expected profits/losses. Significant judgments related to these determinations include estimates about the current and future fair values and performance of assets held by these VIEs and general market conditions.

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
Related Parties
The Company evaluates related parties pursuant to ASC 850, Related Party Disclosures (“ASC 850”). Related parties include
VIE entities, shareholders of significant subsidiaries, key management personnel of the Company, and equity method investments held by the Company. Refer to Note 3 “Related Party Transactions” for further information.
Non-controlling interest
As described in Note 1, “General Information,” on October 8, 2025 the Company acquired a controlling financial interest in
Intralot. In connection with the transaction, Bally’s International Interactive, a wholly owned subsidiary, was contributed to
Intralot. As a result, the Company consolidates Intralot and its subsidiaries, including Bally’s International Interactive, and the equity interests in Intralot held by third parties are reflected as a noncontrolling interest in the Company’s Consolidated
Statements of Stockholders’ Equity. The non-controlling interest recognized at the Intralot Closing Date represents (i) the fair value of the equity interests in Intralot held by third parties, which is based on Intralot’s closing share price as of that date and
(ii) the carrying value of the noncontrolling interests attributable to Bally’s International Interactive. As of December 31, 2025
(Successor), third parties held approximately 41.2% of the outstanding equity interests in Intralot. Net loss attributable to non-
controlling interest was $9.2 million for the period from February 8, 2025 to December 31, 2025 (Successor).
During the first quarter of 2025, Bally’s Chicago, Inc., a consolidated subsidiary of the Company, successfully completed a private placement, whereby shares of Class A-1, A-2, A-3 and A-4 were issued to third parties for total consideration of $12.4 million, net of $0.8 million of issuance costs. Additionally, on August 14, 2025 (Successor), Bally’s Chicago, Inc. completed its public offering and concurrent private placement, whereby additional shares of Class A-1, A-2, A-3 and A-4 were issued for total consideration of $5.8 million, net of $0.3 million of issuance costs. As of December 31, 2025 (Successor), the Company’s non-controlling interest in Bally’s Chicago, Inc. is 10.5%. Net loss attributable to non-controlling interest was $6.3 million for the period from February 8, 2025 to December 31, 2025 period from February 8, 2025 to December 31, 2025 (Successor).
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
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents includes cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash includes player deposits, payment service provider deposits, cash collateral in connection with amounts previously due to the Chicago Tribune, and VLT and table games related cash payable to certain states where we operate, which are unavailable for the Company’s use.
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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable, Net
Accounts receivable, net consists of the following:

	Successor	Predecessor
(in thousands)	December 31, 2025	December 31, 2024
Amounts due from GLPI(1)	$63,172	$—
Non-gaming receivables	93,698	27,803
Gaming receivables	24,392	20,700
Accounts due from Rhode Island and Delaware(2)	14,101	14,135
Accounts receivable	195,363	62,638
Less: Allowance for credit losses	(1,412)	(7,152)
Accounts receivable, net	$193,951	$55,486
__________________________________
(1)Represents amounts due from GLPI related to the development of the Company’s future permanent casino resort in Chicago. Refer to Note 15 “Leases”
for further information.
(2)Represents the Company’s share of VLT and table games revenue for Bally’s Twin River and Bally’s Tiverton due from the State of Rhode Island and for
Bally’s Dover from the State of Delaware.
An allowance for credit losses is determined to reduce the Company’s receivables for amounts that may not be collected. The allowance is estimated based on historical collection experience, current economic and business conditions and forecasts that affect the collectability and review of individual customer accounts and any other known information. Activity for the allowance for credit losses is as follows (in thousands):

Allowance for credit losses as of December 31, 2023 (Predecessor)	$6,048
Charged to expense	1,990
Deductions	(886)
Allowance for credit losses as of December 31, 2024 (Predecessor)	7,152
Charged to expense	96
Deductions	(129)
Allowance for credit losses as of February 7, 2025 (Predecessor)	$7,119

Allowance for credit losses as of February 8, 2025 (Successor)	$—
Charged to expense	3,655
Deductions	(2,243)
Allowance for credit losses as of December 31, 2025 (Successor)	$1,412
Inventory
Inventory is stated at the lower of cost or net realizable value on either a first-in, first-out or weighted average cost basis and consists primarily of food, beverage, promotional items, other supplies and technology hardware and terminals used in the
Company’s consumer lottery business.

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
Interest costs associated with major construction projects are capitalized as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using the weighted average cost of borrowing. Capitalization of interest ceases when the project (or discernible portions of the project) is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. The Company recorded capitalized interest of $4.8 million, $0.8 million, and $8.0 million during the period from February 8, 2025 to December 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025
(Predecessor), and the year ended December 31, 2024 (Predecessor), respectively. Refer to Note 15 “Leases” for further information on capitalized interest in connection with the Company’s Bally’s Chicago permanent casino development.
Leases
The Company determines if a contract is or contains a lease at the contract inception date or the date on which a modification of an existing contract occurs. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (i) the right to obtain substantially all of the economic benefits from the use of the identified asset throughout the period of use and (ii)
the right to direct the use of the identified asset.
Upon adoption of ASC 842, Leases, (“ASC 842”) the Company elected to account for lease and non-lease components as a single component for all classes of underlying assets. Additionally, the Company elected to not recognize short-term leases
(defined as leases that are less than 12 months and do not contain purchase options) within the consolidated balance sheets.
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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets
The Company’s intangible assets primarily consist of customer relationships, developed technology, internally developed software, gaming licenses, backlog and trade names.
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
Developed Technology - Developed technology relates to the design and development of sports betting and casino gaming software and online gaming products acquired through business combinations. Developed technology is considered to be a finite-lived intangible asset, which are amortized over their estimated useful lives.
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
Gaming Licenses - Gaming licenses obtained through business combinations are generally recorded at their fair values through purchase accounting using the Greenfield Method under the income approach. Gaming licenses accounted for as asset acquisitions are valued at cost. The Company considers its gaming licenses to be finite lived intangibles assets, amortized over the individual license’s estimated useful life, which is determined by various factors such as the regulatory life of the license, costs to renew, and whether the real property assets used to operate the license are subject to a long term lease.
Trade Names - Certain trade names are classified as finite-lived based on expectations of future use and are amortized over their estimated useful lives. The Company also has certain trade names, which are considered to be indefinite lived based on future expectations of continuing to brand its corporate name and certain properties and online gaming operations under the Bally’s trade name indefinitely. Intangible assets not subject to amortization are reviewed for impairment annually as of October 1 and between annual test dates whenever events or changes in circumstances may indicate that the carrying amount of the related asset may exceed its fair value.
Backlog - Represents the estimated fair value of contracted customer orders and committed future sales that existed but were not yet fulfilled as of the acquisition date. The valuation includes only revenues that are contractually agreed to and specifically identifiable at the acquisition date and excludes assumptions about renewals, future sales beyond the contracted period, or expected synergies.
Refer to Note 10 “Goodwill and Intangible Assets” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-lived Assets
The Company reviews its long-lived assets, other than goodwill and intangible assets not subject to amortization, for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If an asset is still under development, the analysis includes the remaining construction costs. If the carrying value of the asset exceeds the expected undiscounted future cash flows generated by the asset, the asset is written down to its estimated fair value and an impairment loss is recognized.
Interest Expense, Net
Interest expense, net is comprised of interest costs for the Company’s debt, amortization of debt issuance costs, debt discounts and fair value adjustments, interest costs associated with the Company’s deferred payable arrangements, net of interest income earned on the note receivable (refer to Note 3 “Related Party Transactions”), amounts capitalized for construction projects, realized changes in fair value relating to interest rate derivative contracts designated as cash flow hedges, and lease payments associated with the Company’s financing obligation during the year ended December 31, 2023 (Predecessor).
Deferred Payables
In order to execute its strategy of improving working capital efficiency, the Company will, from time to time, participate in trade finance or deferred payable initiatives, including programs that may extend trade terms with certain suppliers or vendors.
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
During the period from February 8, 2025 to December 31, 2025 (Successor), the period from January 1, 2025 to February 7,
2025 (Predecessor) and the year ended 2024 (Predecessor), the Company borrowed $272.1 million, $79.6 million and $239.1 million, respectively, under these deferred payable arrangements and repaid $313.6 million, $68.5 million and $165.4 million, respectively. For the period from February 8, 2025 to December 31, 2025 (Successor), the period from January 1, 2025 to
February 7, 2025 (Predecessor) and the years ended 2024 (Predecessor), the Company incurred $8.7 million, 0.5 million, and
$6.4 million of interest expense, respectively, under these arrangements. Amounts outstanding under these deferred payable arrangements were $47.0 million and 72.8 million as of December 31, 2025 (Successor) and December 31, 2024 (Predecessor),
respectively, and are included in “Accrued and other current liabilities” on the consolidated balance sheets. All outstanding deferred payable arrangements as of December 31, 2025 (Successor) were held by Bally’s International Interactive.
Debt Issuance Costs, Debt Discounts and Fair Value Adjustments
Debt issuance costs and debt discounts incurred by the Company in connection with obtaining and amending financing, and fair value adjustments in connection with business combinations have been included as a component of the carrying amount of debt in the consolidated balance sheets. Debt issuance costs and debt discounts are amortized over the contractual term of the debt to interest expense. Debt issuance costs of the revolving credit facility are amortized on a straight-line basis, while all other debt issuance costs, debt discounts and fair value adjustments are amortized using the effective interest method. Amortization of debt issuance costs, debt discounts and fair value adjustments included in “Interest expense” in the consolidated statements of operations was $77.3 million, $1.0 million, and $11.7 million for the period from February 8, 2025 to December 31, 2025
(Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor), and the year ended December 31, 2024
(Predecessor), respectively.
Self-Insurance Reserves
The Company is self-insured for employee medical insurance coverage, general liability and workers’ compensation up to certain stop-loss amounts. Self-insurance liabilities are estimated based on the Company’s claims experience using actuarial methods to estimate the future cost of claims and related expenses that have been reported but not settled and that have been incurred but not yet reported. The self-insurance liabilities are included in “Accrued and other current liabilities” in the consolidated balance sheets and were $32.8 million and $23.9 million as of December 31, 2025 (Successor) and 2024
(Predecessor), respectively.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Defined Contribution Plans
The Company operates defined contribution plans covering its non-union employees and certain union employees. The plans allow for employee salary deferrals, which are matched at the Company’s discretion. Total employer contribution expense attributable to defined contribution plans was $5.1 million, $1.0 million, and $10.3 million for the period from February 8, 2025 to December 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor), and the year ended
December 31, 2024 (Predecessor), respectively.
Share-Based Compensation
The Company accounts for its share-based compensation in accordance with ASC 718, Compensation - Stock Compensation
(“ASC 718”). The Company has one share-based employee compensation plan, which is described more fully in Note 16
“Equity Plans.” Share-based compensation consists of stock options, time-based restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance-based restricted stock units (“PSUs”). The grant date closing price per share of the
Company’s stock is used to estimate the fair value of RSUs and RSAs. Stock options are granted at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the individual grants. PSUs vest, when and if earned, in accordance with the terms of the related PSU award agreements. The Company recognizes share-based compensation expense based on the target number of shares of common stock that may be earned pursuant to the award and the Company’s stock price on the date of grant and subsequently adjusts expense based on actual and forecasted performance compared to planned targets. Forfeitures are recognized as reductions to share-based compensation when they occur.
Strategic Partnership - Sinclair Broadcast Group
In 2020, the Company and Sinclair Broadcast Group, Inc. (“Sinclair”) entered into the Framework Agreement, providing for a long-term strategic relationship between Sinclair and the Company. Under the Framework Agreement, the Company issued to
Sinclair warrants to purchase up to 4,915,726 shares of the Company at an exercise price of $0.01 per share (“the Penny
Warrants”), a warrant to purchase up to 3,279,337 shares of the Company at an exercise price of $0.01 per share, subject to the achievement of various performance metrics (the “Performance Warrants”), and an option to purchase up to 1,639,669 additional shares, in four tranches with purchase prices ranging from $30.00 to $45.00 per share, exercisable over a seven-year period beginning in November 2024 (the “Options”). Additionally, the Company is required to share 60% of the tax benefits it realizes from the Penny Warrants, Options, Performance Warrants and other related payments. Changes in the estimate of the tax benefit to be realized and tax rates in effect at the time, among other changes, were treated as an adjustment to the intangible asset.
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
Bally’s Chicago Service Agreements
The Company is party to various agreements relating to the operations of certain services at the Company’s Bally’s Chicago
Casino facilities, including a long-term management agreement with a provider to operate and manage certain hospitality services at its permanent casino and resort upon opening. The Company expects to receive $50.0 million towards the construction and build out of certain casino facilities related to such services, payable in installments over 2 years, subject to certain conditions precedent (the “Bally’s Chicago Construction Investments”). Under the aforementioned hospitality services agreement, the Company received $4.4 million of Bally’s Chicago Construction Investments in the third quarter of 2025. The
Bally’s Chicago Construction Investments are recorded in “Other long-term liabilities” and will be amortized as a reduction of
Non-gaming operating costs and expenses over the contract term upon commencement of operations at the permanent casino and resort. Upon commencement of the management services, the Company will pay a management fee and a share of net receipts to the providers, as applicable, which will be recognized as Non-gaming operating costs and expenses as incurred.
Revenue
The Company accounts for revenue earned from contracts with customers under ASC 606, Revenue from Contracts with
Customers (“ASC 606”). The Company generates revenue from six principal sources: gaming (which includes retail gaming, online gaming, consumer lottery, sports betting and racing), hotel, food and beverage, licensing, technology services and retail, entertainment and other. Refer to Note 6 “Revenue Recognition” for further information.

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
Advertising Expenses
The Company expenses advertising costs as incurred. Advertising expenses, including production and agency fees of campaigns, for the period from February 8, 2025 to December 31, 2025 (Successor), the period from January 1, 2025 to
February 7, 2025 (Predecessor) and the year ended December 31, 2024 (Predecessor), was $12.9 million, $0.9 million, and
$12.2 million, respectively. The above advertising expenses are included in “General and administrative” on the consolidated statements of operations. Additionally, the Company incurred certain advertising and marketing costs directly associated with the Company’s iGaming products and services of $121.1 million, $12.6 million, and $170.1 million during the period from
February 8, 2025 to December 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the
year ended December 31, 2024 (Predecessor), respectively. These costs are included within Gaming expenses in the consolidated statements of operations.
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
Foreign Currency
The Company’s functional currency is the US Dollar (“USD”). Foreign subsidiaries with a functional currency other than USD translate assets and liabilities at current exchange rates at the end of the reporting periods, while income and expense accounts are translated at average exchange rates for the respective periods. Translation adjustments resulting from this process are recorded to other comprehensive income (loss). Gains or losses from foreign currency remeasurements that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in “Other non-
operating income (expense), net” on the consolidated statements of operations.
Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) consists of net income (loss), changes in defined benefit pension plan, net of tax, foreign currency translation adjustments, net of tax and unrealized gains (losses) relating to cash flow and net investment hedges, net of tax.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Treasury Stock
The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.
Business Combinations
The Company accounts for its acquisitions in accordance with ASC 805, Business Combinations (“ASC 805”). The Company initially allocates the purchase price of an acquisition to the assets acquired and liabilities assumed based on their estimated fair values, with any excess of consideration transferred recorded as goodwill. If the estimated fair value of net assets acquired and liabilities assumed exceeds the purchase price, the Company records a gain on bargain purchase in earnings in the period of acquisition. The results of operations of acquisitions are included in the consolidated financial statements from their respective dates of acquisition. Costs incurred to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and are charged to general and administrative expense as they are incurred.
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
Derivative Instruments Designated as Hedging Instruments
Cross Currency Swaps - The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its foreign operations. The Company has elected the spot method for designating these contracts as net investment hedges. These derivative arrangements qualified as net investment hedges under ASC 815 through the date of the Intralot transaction, with the gain or loss resulting from changes in the spot value of the derivative reported in other comprehensive income (loss) with amounts reclassified out of other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated. Refer to Note 11 “Derivative Instruments”
for further information.
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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.RELATED PARTY TRANSACTIONS
Disposition of Carved-Out Business
In the fourth quarter of 2024, the Company completed the sale of portions of its international interactive business in Asia and certain other international markets in its Bally's Intralot B2C reportable segment (the “Carved-Out Business”) to a company
(the “Buyer”) formed by members of management of the Carved-Out Business for total consideration of $32.9 million, which consisted of a €30 million seven-year term note, subject to applicable interest. The disposition includes the Company’s interest in various contracts with Breckenridge Curacao B.V. (“Breckenridge”), which was previously determined to be a VIE and was consolidated by the Company. The Company disposed of net assets of approximately $56.2 million, which include the previously consolidated net assets of Breckenridge, and released foreign currency translation adjustments of $4.7 million.
Additionally, the Company held a net investment hedge on the net investment in the foreign operations sold and thus released
$9.1 million of accumulated other comprehensive income as a result of de-designating the hedge as of the disposal date. The
Company recorded a pre-tax loss of approximately $27.8 million upon the sale, which is included in “General and administrative” in the consolidated statements of operations for the year ended December 31, 2024 (Predecessor). The net assets disposed of consisted primarily of goodwill of $20.7 million, and working capital including cash and cash equivalents of $4.2 million and restricted cash of $37.5 million, which consists of player related funds and funds held with payment service providers, net of liabilities.
Additionally in connection with the disposition, the Company acquired penny warrants that represent a 19.99% fully diluted equity interest in the Carved-Out Business, for approximately $1.9 million, which as a result is an unconsolidated entity accounted for under the equity method and is considered to be a related party under ASC 850.
Ownership of certain intellectual property previously owned by Bally’s and used by the Carved-Out Business has been transferred into an independent trust (“the Trust”). The Trust licenses the use of such intellectual property to the Carved-Out
Business under a commercial license arrangement, with licensing fees paid to the Trust by the Buyer for a term of five years
(subject to annual automatic extension) based on net gaming revenues of the Carved-Out Business. Any proceeds generated from the Trust property are distributed to the Company by the Trust and are recognized as licensing revenue and included in
“Non-gaming revenue” in the consolidated statements of operations, as development of iGaming capabilities remains a core part of Bally’s strategy.
Licensing revenue recognized by the Company was $19.3 million, $3.7 million, and $6.9 million during the period from
February 8, 2025 to December 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor), and the year ended December 31, 2024 (Predecessor), respectively.
During the period from February 8, 2025 to December 31, 2025, the Company recorded a provision for credit loss of $17.1 million, reducing the net carrying value of the seven-year term note to $17.1 million, included in Other assets within the consolidated balance sheets, as of December 31, 2025 (Successor). The carrying value of the loan receivable was $31.2 million as of December 31, 2024 (Predecessor) recorded in Other Assets.
The Company recorded interest income on the seven-year term note of $2.7 million, $0.3 million and $0.5 million included within Interest expense, net in the consolidated statements of operations during the period from February 8, 2025 to December
31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the year ended December 31,
2024 (Predecessor), respectively. Receivables from this equity method investee are included in Accounts receivable, net and were $6.1 million and $1.1 million as of December 31, 2025 (Successor) and December 31, 2024 (Predecessor), respectively.
Variable Interest Entities
Management has concluded that the Trust established in connection with the aforementioned disposal of the Carved-Out
Business, is a VIE that will be consolidated based on the applicable criterion. Additionally, in connection with the acquisition of a controlling interest in Intralot during the fourth quarter of 2025, the Company evaluated the variable interests held by Intralot and concluded that DC09 LLC and Royal Highgate Ltd. are VIEs for which the Company is the primary beneficiary. As a result, these entities are consolidated in the Company’s consolidated financial statements.
As of December 31, 2025 (Successor) and 2024 (Predecessor), consolidated VIEs had total assets of $60.8 million and
$263.9 million, respectively, and total liabilities of $18.6 million and $27.9 million, respectively. Consolidated VIEs had total revenues of $19.3 million, $3.7 million and $169.8 million for the period from February 8, 2025 to December 31, 2025
(Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the year ended December 31, 2024
(Predecessor), respectively.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.CONSOLIDATED FINANCIAL INFORMATION
General and Administrative Expense
Amounts included in General and administrative were as follows:

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Advertising, general and administrative(1)	$994,557	$100,969	$976,153
Acquisition and integration	109,509	2,199	24,729
Merger costs(2)	22,677	11,233	14,808
Provision for credit loss on long-term note receivable(3)	17,074	—	—
Loss on disposal of business(3)	—	—	27,796
Total general and administrative	$1,143,817	$114,401	$1,043,486
__________________________________
(1)For the year ended December 31, 2024 (Predecessor), includes $20.0 million of employee-related severance costs within the Company’s Casinos &
Resorts reportable segment related to the closure of its Tropicana Las Vegas casino on April 4, 2024. There was no restructuring liability as of
December 31, 2025 (Successor) and December 31, 2024 (Predecessor) on the consolidated balance sheets.
(2)Refer to Note 1 “General Information” for further information.
(3)Refer to Note 3 “Related Party Transactions” for further information.
Other Non-Operating Income (Expense)
Amounts included in Other non-operating income (expense), net were as follows:

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Gain on fair value of fair value option assets	$218,950	$—	$—
Change in value of contingent consideration	(63,176)	(786)	(1,343)
Net income (loss) from equity method investments	(3,264)	(594)	(1,850)
Change in value of performance warrants	—	(1,180)	(13,965)
Foreign exchange (loss) gain	(34,768)	194	10,271
Loss on extinguishment of debt	(93,120)	—	—
Other, net	338	1	2,342
Total other non-operating income (expense), net	$24,960	$(2,365)	$(4,545)
Interest Expense, Net
Amounts included in Interest expense, net were as follows:

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Interest income	$8,340	$(1)	$20,718
Interest expense	(373,573)	(27,228)	(310,347)
Total interest expense, net	$(365,233)	$(27,229)	$(289,629)

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Standards Implemented
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The
amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This update will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU
2023-09 prospectively as of December 31, 2025. Refer to Note 18 “Income Taxes” for further information.
Standards to Be Implemented
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the
SEC’s Disclosure Update and Simplification Initiative. The amendments in this update align the requirements in the ASC to the
Securities and Exchange Commission’s (“SEC”) regulations. The effective date for each amended topic in the ASC is the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326). The amendments clarify guidance related to Topic 326 for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers, and allowing for a practical expedient that assumes that current conditions as of the balance sheet do not change for the remaining life of the asset. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2025-05 to the consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic
350-40). The amendments in this update are intended to simplify the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendments in this update are effective for annual reporting periods after December 15, 2027. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Improvements to Hedge Accounting.
The amendments in this update address stakeholder concerns and intend to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments are effective for fiscal years beginning after December
15, 2026, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The
amendments in this update are intended to improve the clarity and navigability of interim reporting guidance and specify when it applies. The ASU addresses the form and content of interim financial statements, adds a consolidated list of required interim disclosures from other Codification topics, and establishes a principle requiring disclosure of events occurring after the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.
6. REVENUE RECOGNITION
The Company recognizes revenue in accordance with ASC 606, which requires the revenue to be recognized when a performance obligation is satisfied by transferring the control of promised goods or services and is measured at the transaction price or the amount of consideration that the Company expects to receive through satisfaction of the identified performance obligations.
The Company generates revenue from six principal sources: (1) gaming (which includes retail gaming, online gaming, consumer lottery, sports betting and racing), (2) hotel, (3) food and beverage, (4) licensing, (5) technology services and (6)
retail, entertainment and other.
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
Online gaming and sports betting represent a single performance obligation for the Company to operate contests or games and award prizes or payouts to users based on results of the arrangement. For certain state-authorized sports betting contracts, the
Company operates and manages wagering services as an agent of the applicable government authority. Additionally, the use of incentives across the online gaming products create future customer rights and are a separate performance obligation.
Racing revenue is earned through advance deposit wagering, which consists of patrons wagering through an advance deposit account. Each wagering contract contains a single performance obligation.
Consumer lottery revenue is earned from jurisdictions where the Company has a license from the applicable government authority to operate games to provide game management services. Each consumer lottery contract contains a single performance obligation to stand ready to operate games and lotteries in the specific jurisdiction.
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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For certain consumer lottery contracts, payments to the applicable government authority for the license to operate are not considered consideration payable to a customer under ASC 606. Accordingly, such payments are recognized as operating expenses and are not presented as a reduction of revenue.
Revenue Recognition
The allocated revenue for retail gaming wagers is recognized when the wagering occurs as all such wagers settle immediately.
Online gaming revenue is recognized at the point in time when the player completes a gaming session and payout occurs.
Sports betting involves a player wagering money on an outcome or series of outcomes. If a player wins the wager, the Company pays the player a pre-determined amount known as fixed odds, and its revenue is recognized as total wagers net of payouts made and incentives awarded to players. Racing revenue includes several of our casinos and resorts’ share of wagering from live racing and the import of simulcast signals, and is recognized upon completion of the wager based upon an established take-
out percentage. Consumer lottery revenue is recognized as tickets are sold and the variability is resolved.
Certain operations within the Company’s Casinos & Resorts and North America Interactive reportable segment act as an agent in operating gaming services on behalf of the state in which they are licensed. At these respective casino properties, gaming revenue is recognized when the wager is settled, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company recorded revenue from its operations in these states on a net basis, which represents the percentage share entitled to the Company. Additionally, certain operations within the
Company’s B2C reportable segment act as an agent in providing virtual sports betting services on behalf of the applicable government authority. The Company collects wagers from players, remits net proceeds to the applicable government authority after payment of prizes, and retains a commission. As the Company does not control the underlying wagering activity, revenue is recognized on a net basis in an amount equal to the commission to which the Company is entitled. Revenue is recognized over time as wagering activity occurs and the outcome of the underlying bets is resolved.
Non-gaming Revenue
Performance Obligations
Hotel, food and beverage, licensing, and retail, entertainment and other services have been determined to be separate, stand-
alone performance obligations and revenue is recognized as the good or service is transferred at the point in time of the transaction.
Technology services contracts involve the Company using its software to provide services related to customers’ lottery, VLT, and sports betting operations. The Company will also provide related hardware and support services. Technology services contracts can contain multiple performance obligations, including a performance obligation to stand ready to provide access to the software throughout the contract term and distinct performance obligations for sales of related hardware and implementation, customization, maintenance, and technical support services.
Transaction Price
The transaction price for hotel, food and beverage, licensing, and retail, entertainment and other, is the net amount collected from the customer for such goods and services or under the license agreement. The estimated standalone selling price of hotel rooms is determined based on observable prices. The standalone selling price of these goods and services are determined based upon the actual retail prices charged to customers for those items.
The transaction price for technology services contracts is primarily variable and is generally based on either (i) a monthly fee per enrolled machine, (ii) a percentage of gross revenue, or (iii) a percentage of net drop, which represents total amounts wagered less winnings and payouts to players.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
Hotel revenue is recognized when the customer obtains control through occupancy of the room over their stay at the hotel.
Advance deposits for hotel rooms are recorded as liabilities until revenue recognition criteria are met. Food, beverage and retail revenues are recognized at the time the goods are sold from Company-operated outlets. Licensing revenue is recognized under the sales-and usage-based royalty exception available in ASC 606 for licenses of intellectual property whereby revenue is recognized in the period that the underlying sale or usage occurs as the fees due to the Company are contingent and based on the customer’s usage of the intellectual property. Technology services revenues from the use of the Company’s software to provide services to customers are recognized over time as the variability is resolved. Other revenue includes cancellation fees for hotel and meeting space services, which are recognized upon cancellation by the customer, and golf revenues from the
Company’s operations of Bally’s Golf Links, which are recognized at the time of sale. Additionally, other revenue includes market access and business-to-business service revenue generated by the Bally's Intralot B2B and North America Interactive
reportable segments, which is recognized at the time the goods are sold or the service is provided, and are included in Non-
gaming revenue within our consolidated statements of operations.
The following table provides a disaggregation of total revenue by segment (in thousands):

	Casinos & Resorts	Bally's Intralot B2B	Bally's Intralot B2C	North America Interactive	Corporate & Other	Total
Period from February 8, 2025 to December 31, 2025 (Successor)
Gaming	$1,072,888	$—	$749,651	$166,915	$—	$1,989,454
Non-gaming:
Hotel	119,409	—	—	—	—	119,409
Food and beverage	125,877	—	—	—	—	125,877
Licensing	—	20,880	—	—	—	20,880
Technology Services	—	64,369	—	—	—	64,369
Retail, entertainment and other	64,264	12,105	3,345	29,395	7,091	116,200
Total non-gaming revenue	309,550	97,354	3,345	29,395	7,091	446,735
Total revenue	$1,382,438	$97,354	$752,996	$196,310	$7,091	$2,436,189
Period from January 1, 2025 to February 7, 2025 (Predecessor)
Gaming	$95,984	$—	$74,849	$14,934	$—	$185,767
Non-gaming:
Hotel	11,006	—	—	—	—	11,006
Food and beverage	11,304	—	—	—	—	11,304
Licensing	—	3,720	—	—	—	3,720
Retail, entertainment and other	6,005	—	416	2,007	273	8,701
Total non-gaming revenue	28,315	3,720	416	2,007	273	34,731
Total revenue	$124,299	$3,720	$75,265	$16,941	$273	$220,498
Year ended December 31, 2024 (Predecessor)
Gaming	$1,008,361	$—	$893,756	$149,551	$—	$2,051,668
Non-gaming:
Hotel	148,693	—	—	—	—	148,693
Food and beverage	134,853	—	360	—	—	135,213
Licensing	—	6,861	—	—		6,861
Retail, entertainment and other	71,206	—	8,516	20,766	7,555	108,043
Total non-gaming revenue	354,752	6,861	8,876	20,766	7,555	398,810
Total revenue	$1,363,113	$6,861	$902,632	$170,317	$7,555	$2,450,478

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract Assets and Contract Related Liabilities
The Company’s receivables related to contracts with customers are primarily comprised of marker balances, interactive platform business-to-business service receivables, other amounts due from gaming activities, amounts due for hotel stays and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers were $57.5 million and $41.3 million as of December 31, 2025 (Successor) and 2024 (Predecessor), respectively.
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
withdrawal liability.
Unpaid wagers include the Company’s outstanding chip liability and unpaid slot, pari-mutuel and sports betting tickets.
Liabilities related to contracts with customers as of December 31, 2025 (Successor) and 2024 (Predecessor) were as follows:

	Successor	Predecessor
	December 31, 2025	December 31, 2024
Unpaid wagers	$60,238	$32,992
Advanced deposits from customers	27,512	26,141
Loyalty programs	10,519	12,167
Total	$98,269	$71,300
The Company recognized $21.0 million, $2.2 million, and $30.5 million of revenue related to loyalty program redemptions for the period from February 8, 2025 to December 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025
(Predecessor) and the year ended December 31, 2024 (Predecessor), respectively.
7.BUSINESS COMBINATIONS
Intralot Transaction
As described in Note 1 “General Information”, the Company completed the Intralot Transaction on October 8, 2025, with the
Company obtaining a controlling financial interest in Intralot and retaining control of Bally’s International Interactive. The transaction with Intralot was accounted for as a business combination in accordance with ASC 805, with the Company as the accounting acquirer.
Intralot is a global gaming technology and services company that provides integrated lottery systems, sports betting solutions and interactive gaming platforms to state-licensed gaming operators worldwide. The Intralot Transaction expands the
Company’s international gaming and technology footprint, enhances its digital and sports betting capabilities, and strengthens its position as a vertically integrated gaming and entertainment operator, which aligns with the Company’s broader strategic initiatives.
The preliminary fair value of the transaction consideration for the Company’s 57.9% interest in Intralot as of the Closing Date was approximately $1.6 billion, which represents the fair value of Intralot shares issued to the Company plus the Company’s pre-existing investment in Intralot of approximately $280.6 million as of the Intralot Closing Date. As disclosed in Note 2,
“Summary of Significant Accounting Policies,” the Company’s previous investment in Intralot was accounted for as an equity method investment under the fair value option and was adjusted to fair value immediately prior to closing of the transaction.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The preliminary allocation of the purchase price is as follows:

As of October 8, 2025
(in thousands)	Preliminary as of December 31, 2025
Cash and cash equivalents	$2,054,955
Restricted cash	41,341
Other current assets	143,403
Property and equipment	87,769
Right of use assets	20,486
Intangible assets	828,235
Other assets	39,349
Total current liabilities	(150,097)
Lease liabilities	(18,211)
Long-term debt	(1,982,214)
Other long-term liabilities	(159,822)
Non-controlling interest	(1,063,664)
Goodwill	1,763,226
Total fair value of net assets acquired	$1,604,756
The purchase consideration has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based upon their preliminary estimated fair values as of the acquisition date, with the excess of the purchase consideration over the aggregate net fair values recorded as goodwill, which is not deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include an organized workforce and expected synergies from future cost savings and revenue driven by the integration of Bally’s intellectual property into Intralot’s product offerings as well as cross selling product offerings of Intralot and Bally’s International Interactive into existing and new markets. Goodwill has been assigned to the segments expected to benefit from the transaction on a relative fair value basis, which includes $977.3 million and $785.9 million to the Bally's Intralot B2B and Bally's Intralot B2C segments, respectively. The Non-controlling interest was initially measured at its fair value based on the trading price of Intralot stock on the date of closing. Certain adjustments have been made to Intralot’s historical carrying values to conform accounting policies with the Company, including IFRS to US GAAP conversion adjustments, with any such adjustments recorded to equity.
The Company recorded intangible assets based on estimates of fair value which consisted of the following:

	Valuation Approach	Estimated Useful Life (in years)	Estimated Fair Value
Developed technology	Relief from royalty method	13	$258,568
Intralot trade name	Relief from royalty method	13	61,390
Customer relationships	Multi-period excess earnings method	22	213,220
Backlog	Multi-period excess earnings method	8	295,057
Total fair value of intangible assets			$828,235
The valuation of intangible assets was determined using an income approach methodology including the multi-period excess earnings method and the relief from royalty method. Level 3 inputs used in estimating future cash flows included terminal growth rates of 3%, a royalty rate of 1.5% for the Intralot trade name and 15.0% for other acquired intangibles, discount rates between 7.5% and 8.5%, and operating cash flows. The projected future cash flows are discounted to present value using an appropriate discount rate. As of December 31, 2025 (Successor), the Company is in the process of completing its valuation of tangible and intangible assets and the allocation of the purchase price to net assets, including the allocation of goodwill to reporting units, which will be completed once the valuation process has been finalized.
The Company incurred $40.5 million of transaction-related expenses for the period from February 8, 2025 to December 31,
2025 (Successor) in connection with the transaction primarily related to legal and professional fees, which have been included within “General and administrative” in the consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Since the Acquisition Date, revenue and net loss of Intralot attributable to Bally’s of $98.2 million and $37.5 million, respectively, have been included within the accompanying consolidated statement of income for the period from February 8,
2025 to December 31, 2025 (Successor).
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information is presented to illustrate the estimated effects of the transaction as if the transaction had occurred on January 1, 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Pro forma revenue	$2,958,027	$2,867,048
Pro forma net loss	$(720,051)	$(587,595)
The pro forma amounts include the historical operating results of the Company and Intralot prior to the acquisition, with adjustments directly attributable to the transaction including amortization expense of intangible assets, debt amortization expense and interest expenses. The unaudited pro forma financial information is not necessarily indicative of the results of operations that actually would have been achieved had the transaction been consummated as of the dates indicated, nor is it indicative of any future results. In addition, the unaudited pro forma financial information does not reflect the expected realization of any synergies or cost savings associated with the transaction.
Merger with Queen Casino & Entertainment, Inc.
The Merger between the Company and Queen was accounted for as a transaction between entities under common control in accordance with ASC 805, in which the accounting acquirer (Parent and its affiliates) obtained control of the Company. As described in Note 2, “Summary of Significant Accounting Policies”, the Company has elected to push down its Parent’s basis in its net assets into its financial statements, and as a result, the net assets of the Predecessor were measured and recognized at their fair values as of the acquisition date and were combined with those of Queen at Queen’s historical carrying amounts and are presented on a combined basis. The following disclosures relate to the Company’s election to apply push down and show the effect of the change in control.
The fair value of the Merger consideration was $955.6 million, which represents 52,364,192 total shares outstanding prior to the
Merger multiplied by the Merger value of $18.25 per share. Immediately following the transaction, the Company repurchased
22,804,384 shares at a price of 18.25 for a total repurchase price of $416.2 million.
The preliminary and final allocation of the purchase price is as follows:

	As of February 7, 2025
(in thousands)	Preliminary as of February 7, 2025	Year to Date Adjustments	Final as of December 31, 2025
Cash and cash equivalents	$173,550	$—	$173,550
Restricted cash	57,352	—	57,352
Other current assets	210,447	—	210,447
Property and equipment	1,065,486	(4,745)	1,060,741
Right of use assets	1,692,346	17,215	1,709,561
Goodwill	1,555,354	55,838	1,611,192
Intangible assets	1,866,963	(47,542)	1,819,421
Other assets	131,457	(10,570)	120,887
Total current liabilities	(548,702)	(19,200)	(567,902)
Lease liabilities	(1,823,153)	(17,215)	(1,840,368)
Long-term debt	(2,914,688)	—	(2,914,688)
Other long-term liabilities	(510,765)	26,219	(484,546)
Net assets acquired	$955,647	$—	$955,647

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Company’s right of use assets, and will be amortized as a reduction of lease expense on a straight line basis over the remaining lease term.
The Company recorded intangible assets based on estimates of fair value which consisted of the following:

	Valuation Approach	Estimated Useful Life (in years)	Estimated Fair Value
Gaming licenses	Greenfield/Replacement Cost method	2-18	$716,998
Customer relationships	Multi-Period Excess Earnings/ Replacement Cost method	1-7	348,034
Developed technology	Relief from royalty method	5	252,700
Trade names	Relief from royalty method	12	74,600
Intellectual property license	Relief from royalty method	7	141,000
Other amortizing intangibles	Various methods	1-22	8,089
Indefinite lived trade name	Relief from royalty method	Indefinite	278,000
Total fair value of intangible assets			$1,819,421
The valuation of intangible assets was determined using income approach methodologies including the Greenfield method, multi-period excess earnings method, relief from royalty method, and the replacement cost method. Level 3 inputs used in estimating future cash flows included terminal growth rates of 3%, royalty rates between 2% and 19%, discount rates between
11% and 15%, operating cash flows, estimated construction costs, and pre-opening expenses, among others. The projected future cash flows are discounted to present value using an appropriate discount rate. As of December 31, 2025 (Successor), the
Company has finalized its valuation of tangible and intangible assets and the allocation of the purchase price to the assets acquired and liabilities assumed.
The Company incurred $22.7 million, $11.2 million and $14.8 million of transaction-related expenses for the period from
February 8, 2025 to December 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor), and the year ended December 31, 2024 (Predecessor), respectively. Transaction-related expenses were incurred in connection with the Merger and are primarily related to legal and professional fees, which have been included within “General and administrative” in the consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.PREPAID EXPENSES AND OTHER CURRENT ASSETS
As of December 31, 2025 (Successor) and 2024 (Predecessor), prepaid expenses and other assets was comprised of the following:

	Successor	Predecessor
(in thousands)	December 31, 2025	December 31, 2024
Services and license agreements	$26,732	$43,141
Taxes and licenses	44,161	18,988
Prepaid marketing	13,516	11,952
Prepaid insurance	14,866	3,341
Short term derivative assets	3,975	5,359
Short term notes receivable	14,730	17,342
Other	41,629	15,348
Total prepaid expenses and other current assets	$159,609	$115,471
9.PROPERTY AND EQUIPMENT
As of December 31, 2025 (Successor) and 2024 (Predecessor), property and equipment, net was comprised of the following:

	Successor	Predecessor
(in thousands)	December 31, 2025	December 31, 2024
Land and improvements	$98,527	$49,553
Building and improvements	712,236	370,086
Equipment	265,357	280,946
Furniture and fixtures	54,146	64,109
Construction in process(1)	27,621	149,906
Total property and equipment	1,157,887	914,600
Less: Accumulated depreciation	(94,148)	(283,898)
Property and equipment, net	$1,063,739	$630,702
__________________________________
(1)Refer to Note 15 “Leases” for further information on the Company’s reclassification of its construction in process related to the construction of its permanent casino resort in Chicago in connection with the signing of the Chicago MLA.
Depreciation expense relating to property and equipment for the period from February 8, 2025 to December 31, 2025
(Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the year ended 2024 (Predecessor) was
$73.6 million, $7.6 million, and $158.0 million, respectively.
10.GOODWILL AND INTANGIBLE ASSETS
2025 Annual Impairment Assessment
As of October 1, 2025 (Successor), the Company performed its annual impairment assessment of goodwill and long lived assets for all reporting units and asset groups. Each individual property within the Casinos & Resorts operating segment is determined to be its own reporting unit and asset group. The reporting unit for the North America Interactive operating segment is the operating segment. The reporting units for the Bally's Intralot B2C and Bally's Intralot B2B operating segments are grouped at the geographical level.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company performed a quantitative test of a reporting unit and a long lived asset group within its Bally's Intralot B2B operating segment due to declining projected cash flows in its licensing business. The carrying value of the reporting unit and asset group exceeded their respective fair values, resulting in an impairment charge of $181.6 million. The goodwill within the reporting unit was impaired by $72.5 million, and the fair value was determined through a discounted cash flow approach.  The valuation utilized level 3 inputs including projected cash flows, a market-based weighted average cost of capital (“WACC”) of
25% and a long term growth rate of 2%. The long lived assets within the group consisted of a licensing asset, which was impaired by $109.1 million. The fair value of the asset group was determined using a relief from royalty method, which is a discounted cash flow approach and utilized level three inputs including projected cash flows, a royalty rate of 19%, a WACC of
23%, and the Company’s estimates for probability of continuing use of the licensing asset.
For four indefinite lived gaming licenses in the Casinos & Resorts segment, the Company determined the useful life was no longer indefinite, and the useful life was updated to be finite lived.  In accordance with ASC 350, upon re-assessing the assets as finite lived, an impairment test was performed. The Company valued the gaming licenses using the Greenfield Method under the income approach which estimates the fair value of the gaming license using a discounted cash flow model assuming the
Company built a new casino with similar utility to that of the existing casino. Level 3 inputs to the valuation include estimating projected revenues and operating cash flows, including terminal growth rates of 2%, estimated construction costs, and pre-
opening expenses and are discounted at a WACC of 10% for four licenses. The fair values of the four gaming licenses exceeded their respective carrying values and no impairment was recorded.
For all other reporting units, indefinite lived intangible assets and long lived asset groups, the Company performed a qualitative analysis for the annual assessment of goodwill (commonly referred to as “Step Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, relevant events and circumstances are taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following:
macroeconomic conditions, industry and market conditions and overall financial performance, and the most recent quantitative assessment performed for the reporting unit. After assessing these and other factors, the Company determined that it was more likely than not that the fair value of the reporting units subject to the qualitative assessment exceeded their carrying amounts as of October 1, 2025 (Successor). If future results vary significantly from current estimates and related projections, the Company may be required to record impairment charges.
2025 Interim Impairment
During the fourth quarter of 2025, the UK announced an increase of the remote gaming duty tax from 21% to 40%, effective in
April 2026. As a result of this announcement, the Company identified a triggering event to assess impairment at a reporting unit within its Bally's Intralot B2C operating segment and performed a quantitative test for impairment. The estimated fair value of the reporting unit was determined through a combination of a discounted cash flow model and market-based approach, which utilized inputs including future cash flow projections for the reporting units, terminal growth rates of 3%, and discount rates of
12.0%. The result of this assessment did not result in any impairment as fair value exceeded carrying value. If future results significantly vary from current estimates and related projections, the Company may be required to record impairment.
2024 Annual Impairment Assessment
As of October 1, 2024 (Predecessor), the Company performed its annual impairment assessment of goodwill and long lived assets for all reporting units and asset groups. Each individual property within the Casinos & Resorts operating segment is determined to be its own reporting unit and asset group. The reporting units for the North America Interactive and Bally's
Intralot B2C operating segments are the operating segments.
The Company performed a quantitative test of goodwill for its Bally's Intralot B2C reporting unit and one reporting unit within the Casinos & Resorts operating segment and determined that the fair value of the reporting units exceeded their respective carrying amounts and thus, there was no impairment. The estimated fair value of the reporting units were determined through a combination of a discounted cash flow model and market-based approach, which utilized Level 3 inputs including future cash flow projections for the reporting units, terminal growth rates of 3% and discount rates of 15% and 11%. If future results significantly vary from current estimates and related projections, the Company may be required to record impairment charges.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the North America Interactive reporting unit and all other reporting units within the Casinos & Resorts segment with goodwill, the Company performed a qualitative analysis for the annual assessment of goodwill (commonly referred to as “Step
Zero”). From a qualitative perspective, in evaluating whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, relevant events and circumstances are taken into account, with greater weight assigned to events and circumstances that most affect the fair value or the carrying amounts of its assets. Items that were considered included, but were not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance, and the most recent quantitative assessment performed for the reporting unit. After assessing these and other factors, the Company determined that it was more likely than not that the fair value of the reporting units subject to the qualitative assessment exceeded their carrying amounts as of October 1, 2024 (Predecessor). If future results vary significantly from current estimates and related projections, the Company may be required to record impairment charges.
For four indefinite lived gaming licenses in the Casinos & Resorts segment, the Company determined it had an indicator of impairment based on declines in actual or projected results compared to those projected when the gaming licenses were originally valued at acquisition. The Company valued the gaming licenses using the Greenfield Method under the income approach which estimates the fair value of the gaming license using a discounted cash flow model assuming the Company built a new casino with similar utility to that of the existing casino. Level 3 inputs to the valuation include estimating projected revenues and operating cash flows, including terminal growth rates between 2% and 3%, estimated construction costs, and pre-
opening expenses and is discounted at a market-based WACC, which was between 10% and 11% for three licenses. The fair values of three of the four gaming licenses were below their respective carrying values and the Company recorded a combined impairment loss of $38.6 million. The fair value of the fourth gaming license exceeded its carrying value.
For all other indefinite lived intangible assets, the Company performed a qualitative assessment of impairment and determined that it was more likely than not that the fair values of all assets exceed their carrying values as of October 1, 2024 (Predecessor).
If future results vary significantly from current estimates and related projections, the Company may be required to record impairment charges.
2024 Interim Impairment
During the fourth quarter of 2024 (Predecessor), the Company divested a component within the Bally's Intralot B2B operating segment (refer to Note 3 “Related Party Transactions” for further information). As a result of this divestiture, the Company allocated goodwill on a relative fair value basis to the divested component which also triggered the need for an interim impairment assessment. The Company estimated the fair value of the reporting units using both income and market-based approaches. Specifically, the Company applied the discounted cash flow (“DCF”) method under the income approach. The
Company relied on the present value of expected future cash flows, including terminal value, utilizing a market-based WACC determined separately for the reporting unit as of the valuation date. The determination of fair value under the DCF method involved the use of significant Level 3 inputs and assumptions, including revenue growth rates driven by expected future activity, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates of 3%, and a discount rate of 16%. The fair value of the reporting unit exceeded its carrying value and thus no impairment was recorded. The
Company allocated $20.7 million to the component that was divested, which was subsequently de-recognized.
As a result of this divestiture, the Company identified a triggering event related to a long lived asset group within its Bally's
Intralot B2B operating segment. The triggering event was the result of the expected future cash flows of the asset group being below the carrying value of the long lived assets and therefore, a quantitative impairment analysis was performed. The fair value of the intangible assets were determined using a relief from royalty method, which utilized Level 3 inputs and was exceeded by the carrying value, indicating an impairment. Inputs to the valuation included revenue projections derived from the intangible assets, a discount rate of 16% and royalty rates between 3% and 12%. As a result of the analysis, the Company recorded an aggregate $197.5 million impairment charge in its Bally's Intralot B2B operating segment. The Company allocated the loss first to intangible assets, in the amount of $125.9 million, and then the residual of $71.6 million to goodwill. These charges are recorded within “Impairment charges” in the consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in carrying value of goodwill by reportable segment for the period from February 8, 2025 to December 31, 2025
(Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the year ended December 31, 2024
(Predecessor) is as follows:

(in thousands)	Casinos & Resorts(3)(4)	Bally's Intralot B2B	Bally's Intralot B2C	North America Interactive	Corporate & Other	Total
Goodwill as of December 31, 2023 (Predecessor)(1)(3)	$313,493	$—	$1,586,590	$35,720	$—	$1,935,803
Goodwill from current year business combinations	—	—	1,176	—	—	1,176
Effect of foreign exchange	—	(3,390)	(40,810)	(334)	—	(44,534)
Purchase accounting adjustments on prior year business combinations	(208)	—	—	—	—	(208)
Current year divestiture	—	—	(20,657)	—	—	(20,657)
Reporting unit re-allocation	—	158,733	(158,733)	—	—	—
Impairment charges	—	(71,636)	—	—	—	(71,636)
Goodwill as of December 31, 2024 (Predecessor)(1)(2)(4)	313,285	83,707	1,367,566	35,386	—	1,799,944
Effect of foreign exchange	—	(97)	(11,171)	—	—	(11,268)
Goodwill as of February 7, 2025 (Predecessor)(1)(2)(4)	$313,285	$83,610	$1,356,395	$35,386	$—	$1,788,676

Goodwill as of February 8, 2025 (Successor)	612,191	86,008	630,252	56,845	205,352	1,590,648
Goodwill from current period business combinations	—	977,338	785,888	—	—	1,763,226
Current year measurement period adjustments	7,922	(21,219)	20,875	324	47,936	55,838
Goodwill measurement period segment re-allocation	21,942	11,416	235,834	(57,169)	(212,023)	—
Impairment charges	—	(72,497)	—	—	—	(72,497)
Effect of foreign exchange	—	13,133	82,545	—	—	95,678
Goodwill as of December 31, 2025 (Successor)(5)(6)	$642,055	$994,179	$1,755,394	$—	$41,265	$3,432,893
__________________________________
(1)Amounts are shown net of accumulated goodwill impairment charges of $5.4 million and $140.4 million for Casinos & Resorts and North America
Interactive, respectively.
(2)Amounts are shown net of accumulated goodwill impairment charges of $71.6 million for Bally's Intralot B2B.
(3)As of December 31, 2023 (Predecessor), amounts shown include $50.4 million of goodwill associated with reporting units with negative carrying value.
(4)As of February 7, 2025 (Predecessor) and December 31, 2024 (Predecessor), amounts shown include $59.2 million of goodwill associated with reporting units with negative carrying value.
(5)As of December 31, 2025 (Successor), amounts shown include $115.8 million of goodwill associated with reporting units with negative carrying value.
(6)Amounts are shown net of accumulated goodwill impairment charges of $73.3 million for Bally's Intralot B2B.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in intangible assets, net for the period from February 8, 2025 to December 31, 2025 (Successor), the period from
January 1, 2025 to February 7, 2025 (Predecessor) and the year ended December 31, 2024 (Predecessor) is as follows (in thousands):

Intangible assets, net as of December 31, 2023 (Predecessor)	$1,871,428
Derecognition of Commercial rights - Sinclair	(202,572)
Effect of foreign exchange	(24,871)
Impairment charges	(164,486)
Capitalized software	48,392
Other intangibles acquired	3,059
Intangible assets disposed	(2,074)
Less: Amortization of intangible assets	(221,533)
Intangible assets, net as of December 31, 2024 (Predecessor)	$1,307,343
Effect of foreign exchange	(3,662)
Capitalized software	3,054
Less: Amortization of intangible assets	(14,765)
Intangible assets, net as of February 7, 2025 (Predecessor)	$1,291,970

Intangible assets, net as of February 8, 2025 (Successor)	$1,941,245
Additions from current year business combinations	828,235
Measurement period adjustments	(47,542)
Impairment charges	(109,123)
Additions in current period(1)	503,813
Capitalized software	31,214
Effect of foreign exchange	72,664
Less: Amortization of intangible assets	(219,523)
Intangible assets, net as of December 31, 2025 (Successor)	$3,000,983
__________________________________
(1)Amount includes $500.0 million acquisition of New York gaming license. Refer to Note 19 “Commitments and Contingencies” for further information.
The Company’s identifiable intangible assets consist of the following:

	Weighted average remaining life (in years)	December 31, 2025 (Successor)
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Gaming licenses	14.4	$1,279,780	$(43,882)	$1,235,898
Customer relationships	11.0	588,320	(91,471)	496,849
Developed technology	8.7	535,530	(53,724)	481,806
Backlog	7.8	297,551	(8,554)	288,997
Trade names	11.8	144,801	(8,628)	136,173
Licensing asset	6.1	34,902	(1,384)	33,518
Internally developed software	4.1	31,214	(1,351)	29,863
Other	9.6	25,412	(5,533)	19,879
Total amortizable intangible assets		2,937,510	(214,527)	2,722,983

Intangible assets not subject to amortization:
Trade names	Indefinite	278,000	—	278,000
Total unamortizable intangible assets		278,000	—	278,000
Total intangible assets, net		$3,215,510	$(214,527)	$3,000,983

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted average remaining life (in years)	December 31, 2024 (Predecessor)
(in thousands, except years)		Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Customer relationships	4.1	$660,005	$(272,333)	$387,672
Developed technology	5.1	210,712	(70,073)	140,639
Internally developed software	3.7	105,284	(26,791)	78,493
Gaming licenses	5.6	47,797	(19,864)	27,933
Trade names	7.0	31,723	(18,032)	13,691
Hard Rock license	22.5	8,000	(2,545)	5,455
Other	9.6	11,473	(4,918)	6,555
Total amortizable intangible assets		1,074,994	(414,556)	660,438

Intangible assets not subject to amortization:
Gaming licenses	Indefinite	546,908	—	546,908
Trade Names	Indefinite	98,784	—	98,784
Other	Indefinite	1,213	—	1,213
Total unamortizable intangible assets		646,905	—	646,905
Total intangible assets, net		$1,721,899	$(414,556)	$1,307,343
Amortization of intangible assets was approximately $219.5 million, $14.8 million, and $221.5 million for the period from
February 8, 2025 to December 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the
year ended December 31, 2024 (Predecessor), respectively.
Refer to Note 7 “Business Combinations” for further information about the goodwill and intangible balances added from business combinations. Refer to Note 2 “Summary of Significant Accounting Policies” for intangible assets added through the
Framework Agreement.
The following table shows the remaining amortization expense associated with finite lived intangible assets as of December 31,
2025 (Successor):

(in thousands)
2026	$329,948
2027	328,863
2028	308,473
2029	237,569
2030	178,430
Thereafter	1,339,700
$2,722,983
11.DERIVATIVE INSTRUMENTS
The Company utilizes derivative instruments in order to mitigate interest rate and currency exchange rate risk in accordance with its financial risk and liability management policy.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2024 (Predecessor), the Company settled $500.0 million of notional interest rate collars and received $3.9 million in termination payments, reflecting the fair value on the settlement date. The fair value on the settlement date is recorded as a component of accumulated other comprehensive income (loss), which will be reclassified into
“Interest expense, net” in the consolidated statements of operations in the same period in which the hedged interest payments associated with the Company’s borrowings are recorded. Additionally, the Company simultaneously entered into a series of interest rate contracts in a notional aggregate amount of $1.00 billion, to further manage the Company’s exposure to interest rate movements associated with the Company’s variable rate Term Loan Facility through its synthetic conversion to fixed rate debt. The tenor of these contracts were matched with the maturity of the Term Loan Facility tranche maturing on October 1,
2028.
Additionally, the Company is a party to a series of interest rate contracts and cross currency swap derivative transactions with multiple bank counterparties in order to synthetically convert a notional aggregate amount of $500.0 million of the Company’s
USD denominated variable rate Term Loan Facility, as disclosed in Note 14 “Long-Term Debt,” into fixed rate debt over five years and $200 million of the Term Loan Facility, to an equivalent GBP denominated floating rate instrument over three years.
These contracts mature in October 2028 and 2026, respectively.
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
Economic Hedges - During the fourth quarter of 2024 (Predecessor), as a result of the sale of the Carved-Out Business, the
Company de-designated its EUR-GBP cross currency swaps as net investment hedges and began recording changes in fair value of the derivative and the accrual of foreign currency and USD denominated coupons through earnings reported in Other non-operating income (expense), net in the consolidated statements of operations. At the time of de-designation, the total amount of accumulated other comprehensive loss was $9.1 million and was recorded as part of Loss on disposal of business in
General and administrative expenses in the consolidated statements of operations. Refer to Note 3 “Related Party Transactions,”
Note 12 “Fair Value Measurements” and Note 17 “Stockholders’ Equity” for further information.
During the fourth quarter of 2025 (Successor), concurrent with the Intralot Transaction, the Company de-designated its USD-
GBP cross currency swaps as net investment hedges and began recording changes in fair value of the derivative and the accrual of foreign currency and USD denominated coupons through earnings reported in Other non-operating income (expense), net in the consolidated statements of operations. Refer to Note 1 “General Information” and Note 7 “Business Combinations” for
further information.
The following tables summarize the Company’s cross currency swap arrangements as of December 31, 2024 (Predecessor). The
Company did not have any cross currency swap arrangements designated as hedging instruments as of December 31, 2025
(Successor).

	December 31, 2025 (Successor)			December 31, 2024 (Predecessor)
(in thousands)	Hedge Designation	Notional Sold	Notional Purchased	Hedge Designation	Notional Sold	Notional Purchased
Cross currency swaps	Economic Hedge	€461,595	£387,531	Economic Hedge	€461,595	£387,531
Cross currency swaps	Economic Hedge	£546,759	$700,000	Net Investment Hedge	£546,759	$700,000

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
As of December 31, 2025 (Successor) and December 31, 2024 (Predecessor), the Company’s cash flow hedges included interest rate swaps of $1.5 billion, respectively. Refer to Note 12 “Fair Value Measurements” for further information.
Foreign Exchange Forward Contracts
During the third quarter of 2025, the Company entered into a series of foreign exchange forward contracts (the “Deal
Contingent FX Forwards”) to hedge the EUR cash proceeds to be received in connection with the sale of its international interactive business to Intralot. The Company agreed to sell total notional amounts of €1.00 billion and buy USD at fixed exchange rates between 1.16489 and 1.18390. The Deal Contingent FX Forwards do not qualify for hedge accounting treatment and are therefore carried at fair value with gains or losses recorded to Other non-operating income (expense), net. Refer to Note
12 “Fair Value Measurements” for further information. The Deal Contingent FX Forwards settled upon completion of the deal with Intralot in October 2025.
12.FAIR VALUE MEASUREMENTS
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no assets and liabilities measured at fair value on a nonrecurring basis.

		Successor
		December 31, 2025
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$798,423	$—	$—
Restricted cash	Restricted cash	108,263	—	—
Investment in GLPI partnership	Other assets	—	18,946	—
Investment in The Star	Other assets	301,285	—	—
Derivative assets not designated as hedging instruments:
Cross currency swaps	Prepaid expenses and other current assets	—	3,975	—
Cross currency swaps	Other assets	—	1,111	—
Total derivative assets at fair value		—	5,086	—
Total assets		$1,207,971	$24,032	$—
Liabilities:
Contingent consideration	Accrued and other current liabilities	$—	$—	$115,000
Contingent consideration	Other long-term liabilities	—	—	8,885
Derivative liabilities not designated as hedging instruments:
Cross currency swaps	Accrued and other current liabilities	—	17,643	—
Cross currency swaps	Other long-term liabilities	—	51,716	—
Derivative liabilities designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	—	9,166	—
Interest rate contracts	Other long-term liabilities	—	29,854	—
Total derivative liabilities at fair value		—	108,379	—
Total liabilities		$—	$108,379	$123,885

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
There were no transfers made among the three levels in the fair value hierarchy for the period from February 8, 2025 to
December 31, 2025 (Successor), period from January 1, 2025 to February 7, 2025 (Predecessor) and year ended December 31,
2024 (Predecessor).

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities:

(in thousands)	Sinclair Performance Warrant Liability	Contingent Consideration Liability
Balance as of December 31, 2023 (Predecessor)	$44,703	$58,580
Change in fair value	13,965	1,343
Balance as of December 31, 2024 (Predecessor)	58,668	59,923
Change in fair value	1,180	786
Balance as of February 7, 2025 (Predecessor)	$59,848	$60,709

Balance as of February 8, 2025 (Successor)	$—	$60,709
Change in fair value	—	63,176
Balance as of December 31, 2025 (Successor)	$—	$123,885
The gains (losses) recognized in the consolidated statements of operations for derivative instruments are as follows:

		Successor	Predecessor
	Consolidated Statements of Operations Location	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Derivatives not designated as hedging instruments
Deal Contingent FX Forwards	Other non-operating income (expense), net	$(774)	$—	$—
Sinclair Performance Warrants	Other non-operating income (expense), net	—	(1,180)	(13,965)
Cross currency swaps(1)	Other non-operating income (expense), net	11,696	50	(9,078)
Derivatives designated as hedging instruments
Interest rate contracts	Interest expense, net	$4,422	$(105)	$(11,031)
Cross currency swaps	Interest expense, net	2,063	7	(3,658)
__________________________________
(1)Amounts during the year ended December 31, 2024 (Predecessor), as a result of the Company’s de-designation of its EUR-GBP cross currency swaps as net investment hedges, are included in General and administrative.
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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sinclair Performance Warrants
Sinclair Performance Warrants were accounted for as a derivative instrument classified as a liability within Level 3 of the hierarchy through February 7, 2025 (Predecessor) as the warrants are not traded in active markets and are subject to certain assumptions and estimates made by management related to the probability of meeting performance milestones. These assumptions and the probability of meeting performance targets may have a significant impact on the value of the warrant. The
Performance Warrants were valued using an option pricing model, considering the Company’s estimated probabilities of achieving the performance milestones for each tranche. Inputs to this valuation approach include volatility between 40% and
67%, risk free rates between 3.84% and 4.79%, the Company’s common stock price for each period and expected terms between 1.5 and 6.3 years. In connection with the Queen Merger, as of February 7, 2025, all outstanding Performance Warrants became immediately exercisable at a price of $0.01 per share and were reclassified out of liabilities and into equity and are no longer measured at fair value. The fair value is recorded within “Other long-term liabilities” of the consolidated balance sheets as of December 31, 2024 (Predecessor).
Contingent consideration
In connection with the acquisition of Bally’s Golf Links on September 12, 2023 (Predecessor), the purchase price included future cash payments totaling up to $125 million to the seller, based upon future events, which were uncertain at the time of acquisition. The Company recorded contingent consideration at fair value as a liability on the acquisition date, which was subsequently remeasured at each reporting date within “Other, non-operating expenses, net” in the consolidated statements of operations. The contingent consideration was valued at $59.9 million as of December 31, 2024 (Predecessor) and $123.9 million as of December 31, 2025 (Successor). As of December 31, 2024 (Predecessor), Level 3 inputs to this valuation approach included the Company’s estimated probabilities of achieving the conditions for payment, expected terms between 1.5 and 3 years, and discount rates between 7.2% and 7.8%. As of December 31, 2025 (Successor), the contingency related to
$115 million of the $125 million total payments was resolved and is payable in 2026.  As such, that contingency was marked to its fair value of $115 million and is classified as a current liability.
Fair Value Option Equity Method Investments
The Company has long-term investments in unconsolidated entities which it accounts for under the equity method of accounting. The Company has elected the fair value option allowed by ASC 825, with respect to these investments. Under the fair value option, the investments are remeasured at fair value at each reporting period through earnings. The Company measures fair value using quoted prices in active markets that are classified within Level 1 of the hierarchy, with changes to fair value included within Other non-operating (expense) income, net of the consolidated statements of operations.
Investment in GLPI Partnership
The Company holds a limited partnership interest in GLP Capital, L.P. (“GLP”), the operating partnership of GLPI. The investment is reported at fair value based on Level 2 inputs, with changes to fair value included within “Other non-operating income (expense), net” in the consolidated statements of operations.
Long-term debt
The fair value of the Company’s Term Loan Facility and senior notes are estimated based on quoted prices in active markets and are classified as Level 1 measurements. The fair value of the Revolving Credit Facility approximates its carrying amount as it is revolving, variable rate debt, and is also classified as a Level 1 measurement. In the table below, the carrying amounts of the Company’s long-term debt is net of debt issuance costs, debt discounts and fair value adjustments. Refer to Note 14 “Long-
Term Debt” for further information.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor		Predecessor
	December 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility	$1,408,953	$1,458,438	$1,858,800	$1,792,804
Intralot British Term Loan	537,234	519,315	—	—
Intralot Greek Term Loan	234,962	230,370	—	—
Intralot 6.00% Retail Bond due 2029	157,214	155,022	—	—
5.625% Senior Notes due 2029	580,494	562,500	738,517	587,813
5.875% Senior Notes due 2031	517,458	484,181	721,456	535,631
Intralot 6.75% Senior Secured Notes due 2031	708,787	699,706	—	—
Intralot Supplemental Indenture	2,436	2,436	—	—
Intralot Floating Rate Senior Notes due 2031	353,119	347,858	—	—
13.ACCRUED AND OTHER CURRENT LIABILITIES
As of December 31, 2025 (Successor) and 2024 (Predecessor), accrued and other current liabilities consisted of the following:

	Successor	Predecessor
(in thousands)	December 31, 2025	December 31, 2024
New York gaming license fee	$500,000	$—
Gaming liabilities	232,804	187,233
Contingent consideration	115,000	—
Compensation	82,352	66,356
Interest payable	87,081	60,792
Insurance reserve	32,829	23,898
Other	277,733	143,013
Total accrued and other current liabilities	$1,327,799	$481,292

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.LONG-TERM DEBT
As of December 31, 2025 (Successor) and 2024 (Predecessor), long-term debt consisted of the following:

	Successor	Predecessor
(in thousands)	December 31, 2025	December 31, 2024
Term Loan Facility(1)	$1,472,594	$1,886,650
Intralot British Term Loan	538,720	—
Intralot Greek Term Loan	234,962	—
Revolving Credit Facility	—	—
Intralot 6.00% Greek Retail Bond due 2029	152,726	—
Fixed Rate Senior Notes:
5.625% Senior Notes due 2029	750,000	750,000
5.875% Senior Notes due 2031	735,000	735,000
Intralot 6.75% Senior Secured Notes due 2031	704,886	—
Intralot Floating Rate Senior Notes due 2031(2)	352,443	—
Intralot Supplemental Indenture	2,436	—
Less: Unamortized original issue discount	—	(19,760)
Less: Unamortized deferred financing fees	—	(33,117)
Less: Unamortized fair value adjustment(3)	(443,110)	—
Long-term debt, including current portion	4,500,657	3,318,773
Less: Current portion of Term Loan, Intralot Greek Term Loan and Revolving Credit Facility	(37,344)	(19,450)
Long-term debt, net of discount and deferred financing fees; excluding current portion	$4,463,313	$3,299,323
__________________________________
(1)The Company has a series of interest rate derivatives to synthetically convert $1.0 billion notional of the Company’s variable rate Term Loan Facility into fixed rate debt, and a series of cross currency swap derivatives to synthetically convert $500.0 million and $200 million notional of the Company’s USD denominated Term Loan Facility into fixed rate EUR and GBP denominated debt, respectively, through its maturity in 2028. Refer to Note 11 “Derivative
Instruments” for further information.
(2)At December 31, 2025 the interest rate of the Floating Rate Senior Notes was 6.526%.
(3)Represents adjustment to recognize the Company’s existing debt at fair value in the Company Merger, calculated as the difference between the fair value of the Company’s term loan facility and unsecured notes, estimated based on quoted prices in active markets as of the Closing Date, and the respective ending principal balances as of February 7, 2025. The adjustment is amortized through Interest expense, net using the effective interest method.
2028 Notes
In connection with the closing of the Merger on February 7, 2025, the Company entered into a note purchase agreement and issued $500.0 million in aggregate principal amount of first lien senior secured notes due 2028 (the “2028 Notes”) at an annual interest rate of 11%, payable in cash quarterly in arrears, beginning on April 1, 2025.
On October 8, 2025, the Company paid in full the entire $500.0 million principal balance of its 2028 Notes through a mandatory redemption of $105.4 million and an optional redemption of $394.6 million plus a make-whole payment pursuant to the note agreement. In connection with the repayment, the Company paid a total of $540.4 million, including accrued interest.
The Company recorded a loss on debt extinguishment of $57.4 million during the fourth quarter of 2025, which was comprised of the make whole payment and the acceleration of unamortized debt issuance costs and debt discount, within Other non-
operating income (expense), net in the consolidated statements of operations for the period from February 8, 2025 to December
31, 2025 (Successor).
In connection with the Merger, the Company settled the pre-existing debt of Queen and recorded a loss on extinguishment of debt of $17.4 million, recorded within “Other non-operating income (expense), net” in the consolidated statements of operations for the period from February 8, 2025 to December 31, 2025 (Successor).

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The
Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when borrowings under the Revolving Credit Facility exceed 30% of the total revolving commitment. As of December 31, 2025
(Successor), the Company was in compliance with its covenants under the Credit Agreement.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In September 2025, the Company executed a Third Amendment to the Credit Agreement (“Amendment No. 3”) and an
Incremental Joinder Agreement that collectively extended and increased the revolving credit facility and updated certain covenants and pricing provisions. Following the effectiveness of these amendments, which was subject to regulatory approvals and obtained in January 2026, a portion of the revolving credit facility will mature in 2028, while the remaining portion will mature in 2026. The amendments also provide for reductions in revolving commitments and related prepayments if specified transactions are completed. The revolving credit facility will continue to bear interest, at the Company’s option, at a SOFR-
based or base-rate benchmark plus an applicable margin determined by the Company’s consolidated total-leverage ratio. The
Credit Facilities continue to be guaranteed by the Company’s restricted subsidiaries (subject to customary exceptions) and secured by a first-priority lien on substantially all of the assets of the Company and such guarantors. Amendment No. 3 also refined the financial maintenance covenant applicable to the revolving lenders and reduced the utilization threshold at which the covenant becomes effective to 25%.
On October 10, 2025, the Company partially repaid a portion of the Term Loan Facility, paying $401.5 million in cash for a
$394.6 million reduction in principal and $6.9 million settlement of accrued interest, and recognized a $18.3 million loss on extinguishment of debt.
In an effort to mitigate the interest rate risk associated with the Company’s variable rate credit facilities, the Company utilizes interest rate and cross currency swap derivative instruments. Refer to Note 11 “Derivative Instruments” for further information.
Intralot Debt Assumed at Fair Value
In connection with the Intralot Transaction, the Company assumed Intralot’s debt in an aggregate principal amount of
$1.97 billion, which was recorded at fair value of $1.98 billion. The fair value adjustment of $7.8 million, representing the difference between the aggregate principal amount and the acquisition-date fair value, is being amortized in interest expense over the weight-average remaining life of the assumed debt using the effective interest method. For the period from February 8,
2025 to December 31, 2025, (Successor), amortization of the fair value adjustment recognized in interest expense was
$0.4 million. Refer to Note 7 “Business Combinations” for further information.
Intralot Greek Retail Bond
On February 27, 2024, Intralot established a common bond loan program (the “Intralot Greek Retail Bond”) for the issuance of up to €130.0 million aggregate principal amount of bonds, with a minimum issuance of €120.0 million The bonds admitted to trading on the Fixed Income Securities category of the Regulated Market of the Athens Stock Exchange. As of December 31,
2025 (Successor), €130.0 million aggregate principal amount ($152.7 million) was outstanding under the Intralot Greek Retail
Bond.
The bonds bear interest at a fixed annual percentage of 6.00% per annum, which will remain fixed throughout the duration of the bond loan. The interest is payable semi-annually. The Intralot Greek Retail Bond matures February 27, 2029, at which time the Intralot is obliged to repay the principal in full, together with outstanding accrued interest and any other amounts payable.
The Intralot Greek Retail Bond is an unsecured obligation of Intralot, with the benefit of a first-priority pledge over a designated bond loan collateral account. The bonds rank pari passu with the claims of all other unsecured creditors of Intralot, with the exception of claims that have a statutory privilege. The Intralot Greek Retail Bond is not guaranteed by any of
Intralot’s subsidiaries.
Intralot may not redeem the bonds prior to the expiration of the second interest period following the issue date. Thereafter,
Intralot may redeem all or a portion of the bonds, subject to a minimum redemption amount of €15.0 million and a requirement that at least €50.0 million in aggregate principal amount remain outstanding after any partial redemption. Early redemption is subject to the payment of applicable premiums.
In the event of a change of control each bondholder has the right to require Intralot to repurchase of part or all of such bondholder’s bonds at a price equal to 101% of the nominal value, plus accrued and unpaid interest and any additional amounts.
Intralot Greek Senior Facilities Agreement
On October 3, 2025, Intralot Capital Luxembourg S.A. (“Intralot Capital”), a wholly owned indirect subsidiary of the
Company, entered into a Senior Facilities Agreement (the “Intralot Greek Term Loan”) with Alpha Bank S.A., Optima Bank
S.A., Piraeus Bank S.A., CrediaBank S.A. and other parties, providing for an amortizing euro-denominated term loan facility in an aggregate amount up to €270.0 million of which Intralot has drawn €200.0 million as of December 31, 2025 (Successor).

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Intralot Greek Term Loan bears interest at a rate equal to 7.0% per annum. Interest periods may be selected in accordance with the agreement terms. The Intralot Greek Term Loan requires semi-annual principal repayments plus accrued interest through the maturity date of October 8, 2029. Subject to an intercreditor agreement, Intralot Greek Term Loan caries the same security priority as other senior secured obligations.
Intralot British Pound Term Loan
Intralot Capital is a party to a Senior Facilities Agreement (the “Intralot British Term Loan”) with various lenders and agents, providing for a settling-denominated term loan facility in an aggregate principal amount of £400.0 million. As of December 31,
2025 (Successor), £400.0 million ($538.7 million) was outstanding under the Intralot British Term Loan.
The Intralot British Term Loan bears interest at a rate equal to SONIA (Sterling Overnight Index Average) plus a margin of
5.5%. Interest periods may be one, three, or six months, or such other periods as agreed among the parties. The Borrower pays accrued interest on the last day of each interest period.
The Intralot British Term Loan is secured by first-ranking security interests, including pledges of shares in Intralot Capital and material subsidiaries of Intralot and, in certain jurisdictions, security over substantially all assets of the obligors. The Intralot
British Term Loan matures on October 8, 2031.
Intralot Fixed and Floating Interest Rate Bonds
Intralot Capital has issued €600.0 million aggregate principal amount of 6.750% Senior Secured Fixed Rate Notes due 2031
(the “Intralot Fixed Rate Notes”) and €300.0 million aggregate principal amount of Senior Secured Floating Rate Notes due
2031 (the “Intralot Floating Rate Notes” and, together with the Intralot Fixed Rate Notes, the “Intralot Notes”), pursuant to an indenture dated September 30, 2025 (the “Intralot Indenture”) among Intralot Capital, Intralot, and its subsidiaries, as guarantor, and The Law Debenture Trust Corporation p.l.c., as trustee. As of December 31, 2025 (Successor), the full €900.0 million aggregate principal amount ($1.1 billion) of the Intralot Notes was outstanding.
The Intralot Fixed Rate Notes bear interest at a fixed rate of 6.750% per annum, payable semi-annually, commencing on April
15, 2026. The Intralot Floating Rate Notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR
(subject to a 0% floor) plus 4.500%, payable quarterly, commencing on February 28, 2026. The Intralot Notes mature on
October 15, 2031.
The Intralot Notes are senior secured obligations of Intralot Capital, secured by first-ranking security interests (to the extent legally possible) over the share of obligors and material subsidiaries, structural intercompany receivables, and to the extent customary in the applicable jurisdiction, substantially all assets of the obligors. Enforcement of security is subject to an intercreditor agreement, and the Intralot Notes may share collateral on an equal ranking or junior basis with other permitted indebtedness as described in the Intralot Indenture.
The Intralot Notes are unconditionally guaranteed, jointly and severally, by Intralot and future guarantors that is required to become a guarantor under the Intralot Indenture. The guarantees are subject to customary limitations under applicable law.
The Intralot Fixed Rate Notes may be redeemed at the option of Intralot Capital, in whole or in part, at any time on or after
October 15, 2027, at determined redemption prices over time, plus accrued and unpaid interest. Prior to October 15, 2027,
Intralot Capital may redeem the Intralot Fixed Rate Notes at a premium, which is the greater of (a) 1% of the outstanding principal amount and (b) the present value of the redemption price at October 15, 2027 plus all required interest payments through that date, computed using a discount rate equal to the Bund Rate plus 50 basis points, over the outstanding principal amount.
The Intralot Floating Rate Notes may be redeemed at the option of Intralot Capital at any time on or after October 15, 2026, at a redemption price equal to 100.0% of the principal amount redeemed plus accrued and unpaid interest.
In addition, prior to October 15, 2027 (in the case of Intralot Fixed Rate Notes) or October 15, 2026 (in the case of Intralot
Floating Rate Notes), Intralot Capital may redeem up to 40% of the aggregate principal amount of the Intralot Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 106.750% (in the case of Intralot Fixed Rate Notes)
of the principal amount plus accrued and unpaid interest, subject to certain conditions, including that at least 50% of the original aggregate principal amount of the Intralot Notes must remain outstanding immediately after each such redemption.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Intralot Notes are not convertible into equity securities of Intralot Capital or any other entity.
Intralot Super Senior Revolving Credit Facility
Intralot Capital is a party to a Super Senior Revolving Credit Facility Agreement (the “Intralot RCF Agreement”) with various lenders and agents, providing for revolving credit commitments in an aggregate principal amount equal to the greater of
€190.0 million and 40.0% of Intralot’s four-quarter consolidated EBITDA. The facility may be utilized by way of revolving loans, letters of credit, or ancillary facilities. The minimum utilization amount is €0.5 million for euro-denominated borrowings.
The Intralot RCF Agreement initially bears interest at the applicable reference rate plus a margin of 4.50% per annum, subject to future leverage-based adjustments ranging from 4.75% to 3.75% based on Intralot’s senior secured net leverage ratio.
Intralot Capital pays a commitment fee equal to 30% of the applicable margin on unused commitments, payable quarterly in arrears. Letter of credit fees are equal to the applicable margin for revolving loans, plus a fronting fee of 0.125% per annum.
The facility matures on July 1, 2030.
As of December 31, 2025 (Successor), the Company had no borrowing outstanding under the Intralot RCF Agreement, no letters of credit outstanding, and €190.0 million of unused commitments available.
The Intralot RCF Agreement is subject to mandatory prepayment upon a change of control and customer conditions precedent to borrowing. The Intralot RCF Agreement contains customary covenants, including limitations on incurring additional indebtedness and issuance of disqualified stock and preferred stock; restricted payments; liens; asset sales; transactions with affiliates; and reporting requirements. The financial covenants include the maintenance of a senior secured net leverage ratio, tested quarterly, as well as a total net leverage ratio not exceeding 4.75:1.00.
The Intralot Indenture and the Company's credit agreements contain customary restrictive covenants, including limitations on incurring additional indebtedness and the issuance of disqualified stock and preferred stock, restricted payments, liens, asset sales, and transactions with affiliates; and reporting requirements.
If the Intralot Notes or facilities obtain investment grade ratings from two rating agencies and no default has occurred and is continuing, certain of these covenants will be suspended. Upon a reversion date (when the instruments no longer maintain investment grade ratings from two rating agencies), the suspended covenants will be reinstated with respect to future events.
The Company's debt agreements contain customary cross-default and cross-acceleration provisions.
As of December 31, 2025 (Successor), the Company was in compliance with all covenants under its debt agreements and there were no defaults in principal, interest, sinking fund, or redemption provisions with respect to any of its outstanding indebtedness. No waivers of acceleration or covenant violations were in effect as of December 31, 2025 (Successor).
Debt Maturities
As of December 31, 2025 (Successor), the contractual annual principal maturities of long-term debt, including the Revolving
Credit Facility, are as follows:

(in thousands)
2026	$37,344
2027	66,442
2028	1,492,434
2029	1,014,333
2030	—
Thereafter	2,333,214
$4,943,767

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.LEASES
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
The Company had total operating lease liabilities of $1.93 billion and $1.62 billion as of December 31, 2025 (Successor) and
2024 (Predecessor), respectively, and right of use assets of $1.77 billion and $1.54 billion as of December 31, 2025 (Successor)
and 2024 (Predecessor), respectively, which were included in the consolidated balance sheets.
GLPI Leases
As of December 31, 2025 (Successor), the Company leases certain properties from GLPI under two separate master lease agreements, the “Master Lease,” and the “Master Lease No. 2.” The Company’s Bally’s Evansville, Bally’s Dover, Bally’s
Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties are leased under the terms of the “Master
Lease” which requires combined initial minimum annual payments of $101.5 million. The Company’s Bally’s Kansas City and
Bally’s Shreveport properties are leased under the terms of the “Master Lease No. 2” which requires combined initial minimum annual payments of $32.2 million. All components of the Master Lease and Master Lease No. 2 are accounted for as operating leases within the provisions of ASC 842, over the lease term or until a re-assessment event occurs. Both leases have an initial term of 15 years and include four, five-year options to renew and are subject to a minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of December 31, 2025 (Successor).
Following the Merger, as of June 20, 2025 (Successor), the Company also has a master lease agreement through Queen with
GLPI, the “Queen Master Lease”, with The Queen Baton Rouge, Bally's Baton Rouge Casino and Hotel, Casino Queen
Marquette and DraftKings at Casino Queen properties originally being leased under the terms of the Queen Master Lease, which required initial combined minimum annual payments of $31.7 million. All components of the Queen Master Lease are accounted for as operating leases within the provisions of ASC 842, over the lease term or until a re-assessment event occurs.
The Queen Master Lease has an initial term of 15 years and includes four, five-year options to renew and is subject to annual escalation. The renewal options are not reasonably certain of exercise as of December 31, 2025 (Successor).
Effective July 1, 2025 (Successor), the DraftKings at Casino Queen and The Queen Baton Rouge properties were transferred to
Master Lease No. 2 and the associated annual payments of $28.9 million were reallocated from the Casino Queen Master Lease to Master Lease No. 2. This was treated as a lease modification event where lease payments were reallocated across components of the Master Lease No. 2 on a relative fair value basis and the right of use assets and lease liabilities were remeasured.
In addition to the properties under the master leases explained above, the Company leases land associated with Tropicana Las
Vegas under a ground lease established with GLPI in 2022. This lease has an initial term of 50 years, with the possibility of extending up to 99 years through renewal options, and requires initial minimum annual payments of $10.5 million, subject to minimum 1% annual escalation or greater escalation dependent on CPI. In 2024, the Company modified the lease and GLPI paid $48.6 million to the Company to fund the demolition of the building at the Tropicana Las Vegas site in exchange for increasing initial annual payments by $4.1 million, subject to a minimum 1% annual increase or greater based on CPI, for a total modified initial minimum annual payment of $14.6 million. The lease modification did not change the lease classification.
As of December 31, 2025 (Successor), the renewal options are not considered reasonably certain to be exercised.
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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2025 (Successor), the construction receivable balance was $63.2 million, classified within Accounts receivable, net, and the prepaid rent balance was $175.8 million, classified within Other assets. In addition, the Company incurred a loss on sale of assets to GLP of $8.7 million during the third quarter of 2025 related to construction costs previously capitalized that were determined not to represent prepaid rent, including capitalized interest of $4.8 million. This loss is classified within General and administrative on the Consolidated Statement of Operations. During the fourth quarter of 2025, the Company received reimbursements from GLP of $201.6 million.
Components of the Company’s lease costs were as follows:

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Operating lease expense(1)
Operating lease cost	$208,377	$21,714	$157,829
Variable lease cost	8,873	1,238	12,121
Operating lease expense	217,250	22,952	169,950
Short-term lease expense	21,925	2,393	22,871
Total operating lease expense	$239,175	$25,345	$192,821

Gain on sale lease-back, net(2)(3)	$—	$—	$86,254
__________________________________
(1)Included within “General and administrative” in the Consolidated Statements of Operations
(2)Included within “Gain on sale-leaseback, net” in the Consolidated Statements of Operations.
(3)Gain on sale-leaseback, net includes a gain of $26.4 million and $209.8 million from the termination of the previous right of use assets and lease liabilities and difference in the transaction price and the derecognition of assets, respectively, related to Bally’s Kansas City and Bally’s Shreveport, as well as a loss of $150.0 million as a result of the lease modification of the land underlying the Company’s Bally’s Chicago project during the year ended December 31,
2024 (Predecessor).
Supplemental cash flow and other information related to operating leases are as follows:

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$195,915	$30,843	$145,891
Right of use assets obtained in exchange for operating lease liabilities	$129,273	$—	$495,747
Derecognition of operating leases	$(259,607)	$—	$—
Derecognition of financing obligation	$—	$—	$(200,000)

	Successor	Predecessor
	December 31, 2025	December 31, 2024
Weighted average remaining lease term	15.6 years	26.2 years
Weighted average discount rate	7.3%	8.5%

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025 (Successor), future minimum lease payments under noncancelable operating leases are as follows:

(in thousands)
2026	$236,872
2027	230,118
2028	229,308
2029	229,933
2030	231,032
Thereafter	2,255,078
Total lease payments	3,412,341
Less: present value discount	(1,478,504)
Lease obligations(1)	$1,933,837
__________________________________
(1)Total lease obligations exclude future minimum lease payments under the Chicago MLA, which has not yet commenced as of December 31, 2025
(Successor).
Lease Transactions
On February 11, 2026, the Company completed the previously announced sale-leaseback of its Bally’s Twin River property to
GLP for total consideration of $700 million, with initial annual rent of $56 million. Following the sale-leaseback, Bally's Twin
River is leased under the terms of Master Lease No. 2.
Lessor
The Company leases its hotel rooms to patrons. Hotel leasing arrangements vary in duration, but are short-term in nature.
Additionally, the Company leases lottery equipment to government lottery commissions in conjunction with providing related operations, maintenance, and support services. These arrangements are priced either as (i) a fixed fee per machine per period or
(ii) a variable fee based on a percentage of the lottery organization’s gross ticket sales.
The Company records lessor revenue in “Non-gaming revenue” within the consolidated statements of operations. For the period from February 8, 2025 to December 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor)
and the year ended December 31, 2024 (Predecessor), the Company recognized $119.4 million, $11.0 million and
$148.7 million of lessor revenues.
16.EQUITY PLANS
Equity Incentive Plans
As of December 31, 2025 (Successor), the Company has one equity incentive plan: the Bally’s Corporation 2021 Equity
Incentive Plan (“2021 Incentive Plan”). The 2021 Incentive Plan was approved by shareholders at its 2021 Annual Meeting of
Shareholders effective May 18, 2021. The 2021 Incentive Plan provides for the grant of stock options, RSAs, RSUs, PSUs and other awards (including those with performance-based vesting criteria) (collectively, “restricted awards” to employees, directors or consultants of the Company. As of December 31, 2025 (Successor), 1.0 million shares were available for grant under the
2021 Incentive Plan.
As a result of the Merger described in Note 1, “General Information”, all outstanding restricted stock awards granted under the
Queen Casino’s Amended and Restated 2023 Equity Incentive Plan were cancelled and converted into restricted stock awards under the Company’s 2021 Incentive Plan. The conversion was based on an exchange ratio set forth in the Merger Agreement and resulted in the issuance of 1,754,410 restricted awards.
Share-Based Compensation
The Company recognized total share-based compensation expense of $31.1 million, $2.0 million and $14.8 million for the period from February 8, 2025 to December 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025
(Predecessor) and the year ended December 31, 2024 (Predecessor), respectively. The total income tax benefit for share-based compensation arrangements was $8.1 million, $0.5 million and $3.9 million, for the period from February 8, 2025 to December
31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the year ended December 31,
2024 (Predecessor), respectively.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025 (Successor), there was $4.8 million of unrecognized compensation cost related to outstanding share-
based compensation arrangements (including RSA, RSU and PSU arrangements and stock options) which is expected to be recognized over a weighted average period of 1.2 years.
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
The following summary presents information of equity-classified RSU and PSU activity for the period from February 8, 2025 to December 31, 2025 (Successor) and period from January 1, 2025 to February 7, 2025 (Predecessor):

	Restricted Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024 (Predecessor)	981,340	326,155	$15.85
Granted	—	—	—
Vested	(11,148)	—	22.10
Forfeited	(7,811)	—	14.45
Outstanding at February 7, 2025 (Predecessor)	962,381	326,155	$15.80

Outstanding at February 8, 2025 (Successor)	962,381	326,155	$15.80
Granted	1,407,245	443,383	14.66
Vested	(1,555,300)	(363,960)	16.54
Forfeited	(90,309)	(100,054)	15.24
Outstanding at December 31, 2025 (Successor)	724,017	305,524	$12.49
The total intrinsic value of RSUs vested was $27.1 million, $0.2 million, and $6.9 million, for the period from February 8, 2025 to December 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the year ended
December 31, 2024 (Predecessor), respectively.
For PSU awards, performance objectives for each year are established no later than 90 days following the start of the year. As the performance targets have not yet been established for the PSUs that are eligible to be earned in 2026 or later, a grant date has not yet been established for those awards in accordance with ASC 718. The grant date for the 2025 (Successor) and 2024
(Predecessor) performance periods have been established and based upon achievement of the performance criteria for the calendar years ended December 31, 2025 (Successor) and 2024 (Predecessor), 305,524 and 326,155 PSUs, respectively, became eligible for vesting.
Stock Options
During the fourth quarter of 2025 (Successor), the Company granted equity-classified stock options under the 2021 Incentive
Plan. The stock options vest in three equal annual installments, half of which are based on continuous service with the
Company and half of which are based on the achievement of applicable performance criteria for each of the years ended
December 31, 2026, 2027 and 2028.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no stock options outstanding for the period ending February 7, 2025 (Predecessor). The following summary presents information of stock options activity for the period from February 8, 2025 to December 31, 2025 (Successor):

	Stock Options	Weighted Average Grant Date Fair Value
Outstanding at February 8, 2025 (Successor)	—	$—
Granted	1,567,500	5.32
Outstanding at December 31, 2025 (Successor)	1,567,500	$5.32
The following table summarizes the Company’s stock options outstanding as of December 31, 2025 (Successor):

	Options Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$18.25	1,567,500	2.0 years	$18.25
As of December 31, 2025 (Successor), no options were exercisable and the options outstanding had no intrinsic value.
17.STOCKHOLDERS’ EQUITY
Capital Return Program
The Company has a Board of Directors approved capital return program under which the Company may expend a total of up to
$700 million for share repurchases and payment of dividends. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases. As of December 31, 2025
(Successor), $95.5 million was available for use under the capital return program.
There was no repurchase activity during the period from February 8, 2025 to December 31, 2025 (Successor), period from
January 1, 2025 to February 7, 2025 (Predecessor) or year ended December 31, 2024 (Predecessor).
No cash dividends were paid during the period from February 8, 2025 to December 31, 2025 (Successor), period from January
1, 2025 to February 7, 2025 (Predecessor) or year ended December 31, 2024 (Predecessor). As of December 31, 2025
(Successor), the Company does not intend to pay dividends on its common stock for the foreseeable future. Any future determinations regarding the Company’s dividend policies will be at the discretion of the Board and will depend on then-
current conditions, including the Company’s financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors the Board deems relevant.
Preferred Stock
The Company has authorized the issuance of up to 10 million shares of $0.01 par value preferred stock. As of December 31,
2025 (Successor) and 2024 (Predecessor), no shares of preferred stock have been issued.
Shares Outstanding
As of December 31, 2025 (Successor), the Company had 48,524,809 common shares issued and outstanding. The Company issued warrants, options and other contingent consideration in acquisitions and strategic partnerships that are expected to result in the issuance of common shares in future periods resulting from the exercise of warrants and options or the achievement of certain performance targets. These incremental shares are summarized below:

Penny Warrants (Note 2)	11,619,725
Outstanding awards under Equity Incentive Plans (Note 16)	2,597,041
14,216,766

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Loss
The following table reflects the change in accumulated other comprehensive loss by component:

Predecessor
(in thousands)	Foreign Currency Translation Adjustment(1)	Benefit Plans	Cash Flow Hedges	Net Investment Hedges(2)	Total
Accumulated other comprehensive (loss) income at December 31, 2023 (Predecessor)	$(177,203)	$886	$(11,246)	$(21,995)	$(209,558)
Other comprehensive (loss) income before reclassifications	(79,853)	1,172	16,003	24,843	(37,835)
Reclassifications from accumulated other comprehensive (loss) income to earnings	(4,689)	—	(11,031)	5,420	(10,300)
Tax effect	—	(312)	(1,915)	(347)	(2,574)
Net current period other comprehensive (loss) income	(84,542)	860	3,057	29,916	(50,709)
Accumulated other comprehensive (loss) income at December 31, 2024 (Predecessor)	(261,745)	1,746	(8,189)	7,921	(260,267)
Other comprehensive (loss) income before reclassifications	(13,097)	—	1,425	3,655	(8,017)
Reclassifications from accumulated other comprehensive (loss) income to earnings	—	—	(105)	7	(98)
Tax effect	—	—	(352)	(976)	(1,328)
Net current period other comprehensive (loss) income	(13,097)	—	968	2,686	(9,443)
Accumulated other comprehensive (loss) income at February 7, 2025 (Predecessor)	$(274,842)	$1,746	$(7,221)	$10,607	$(269,710)

Successor
(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Cash Flow Hedges(3)	Net Investment Hedges	Total
Accumulated other comprehensive income (loss) at February 8, 2025 (Successor)	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	172,110	18	(27,057)	(56,773)	88,298
Reclassification from accumulated other comprehensive income (loss) to earnings	—	—	4,422	2,063	6,485
Tax effect	(44,275)	—	5,906	14,275	(24,094)
Net current period other comprehensive income (loss)	127,835	18	(16,729)	(40,435)	70,689
Amount attributable to non-controlling interest	(1,268)	—	—	—	(1,268)
Accumulated other comprehensive income (loss) at December 31, 2025 (Successor)	$126,567	$18	$(16,729)	$(40,435)	$69,421
__________________________________
(1)Reclassifications from accumulated other comprehensive (loss) income during the year ended December 31, 2024 (Predecessor) to earnings includes the foreign currency translation adjustment of $(4.7) million released related to the Company’s sale of the Carved-Out Business (refer to Note 3 “Related
Party Transactions” for further information).
(2)Reclassifications from accumulated other comprehensive (loss) income during the year ended December 31, 2024 (Predecessor) to earnings includes
$9.1 million released as a result of de-designating a EUR-GBP cross currency swap related to the Company’s sale of the Carved-Out Business (refer to
Note 3 “Related Party Transactions” for further information).
(3)As of December 31, 2025 (Successor), approximately $16.9 million of existing gains and losses are estimated to be reclassified into earnings within the next 12 months.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.INCOME TAXES
The components of income (loss) before taxes are as follows:

	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
Domestic	$(432,530)	$(60,066)	$(456,728)
Foreign	(185,445)	9,706	(95,774)
Total	$(617,975)	$(50,360)	$(552,502)
The components of the provision (benefit) for income taxes are as follows:

	Successor	Predecessor
(in thousands)	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
Current taxes
Federal	$(488)	$—	$(3,219)
State	(175)	3	1,390
Foreign	41,959	1,762	(6,866)
	41,296	1,765	(8,695)
Deferred taxes
Federal	19,928	(367)	(18,326)
State	2,744	(734)	(10,789)
Foreign	(16,404)	—	53,062
	6,268	(1,101)	23,947
Provision for income taxes	$47,564	$664	$15,252

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the provision for income taxes to the amount computed by applying the 21% US federal income tax rate to income (loss) before income taxes after the adoption of ASU 2023-09 is as follows:

	Successor		Predecessor
	Period from February 8, 2025 to December 31, 2025		Period from January 1, 2025 to February 7, 2025
(in thousands, except percentages)	Amount	Percentage	Amount	Percentage
Income tax expense at US Federal Statutory Tax Rate	$(129,774)	21.0%	$(10,576)	21.0%
State and local income taxes, net of federal effect(1)(2)	2,539	(0.4)%	(577)	1.2%
Foreign tax effects:
Gibraltar
Statutory tax rate difference between Gibraltar and United States	25,700	(4.2)%	(39)	0.1%
Nondeductible expenses and nontaxable income	(1,944)	0.3%	1,481	(2.9)%
Other	563	(0.1)%	(95)	0.2%
United Kingdom
Statutory tax rate difference between the United Kingdom and United States	686	(0.1)%	41	(0.1)%
Changes in valuation allowance	10,357	(1.7)%	134	(0.3)%
Nondeductible expenses and nontaxable income	(20,325)	3.3%	(520)	1.0%
Other	4,999	(0.8)%	(1)	—%
Jersey
Statutory tax rate difference between Jersey and United States	25,329	(4.1)%	(901)	1.8%
Other	4,709	(0.8)%	(56)	0.1%
Isle of Man
Statutory tax rate difference between the Isle of Man and United States	7,702	(1.2)%	(301)	0.6%
Spain
Provincial tax rate difference between Ceuta and United States	(7,920)	1.3%	67	(0.2)%
Greece
Changes in valuation allowance	8,978	(1.5)%	—	—%
Other	(147)	—%	—	—%
Other foreign jurisdictions	5,813	(0.9)%	(86)	0.2%
Effect of cross-border tax laws
Global intangible low-taxed income	(6,742)	1.1%	2,302	(4.6)%
Subpart F income	3,518	(0.6)%	789	(1.6)%
Other	69	—%	—	—%
Changes in valuation allowances	88,531	(14.3)%	6,392	(12.7)%
Nontaxable or nondeductible items
Nondeductible transaction costs	11,241	(1.8)%	2,235	(4.4)%
Other	4,416	(0.7)%	356	(0.7)%
Changes in unrecognized tax benefits	(514)	0.1%	19	—%
Other adjustments
Current period adjustment to deferred tax liability	8,653	(1.4)%	—	—%
Other	1,127	(0.2)%	—	—%
Effective Tax Rate	$47,564	(7.7)%	$664	(1.3)%
__________________________________
(1)The state and local jurisdictions that contribute to the majority of the tax effect in this category for the period from February 8, 2025 to December 31,
2025 (Successor) include Delaware, Illinois, Louisiana, Mississippi, Missouri, Kansas City (Missouri), and Pennsylvania.
(2)The state and local jurisdictions that contribute to the majority of the tax effect in this category for the period from January 1, 2025 to February 7, 2025
(Predecessor) include Rhode Island, Illinois and Indiana.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the effective rate to the statutory US federal tax rate before the adoption of ASU 2023-09 is as follows:

Predecessor
(in thousands)	Year Ended December 31, 2024
Income tax benefit at statutory federal rate	$(116,025)
State income taxes, net of federal effect	(30,390)
Foreign tax rate adjustment	64,884
Nondeductible professional fees	3,117
Other permanent differences including lobbying expense	(8,906)
Share-based compensation	992
CARES Act	(3,153)
Return to provision adjustments	6,455
Global intangible low-tax income	17,941
Change in uncertain tax positions	681
Change in valuation allowance	79,656
Total provision (benefit) for income taxes	$15,252
Effective income tax rate on continuing operations	(2.8)%
Significant components of the Company’s deferred income taxes are as follows:

	Successor	Predecessor
(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Interest	$415,119	$283,757
Net operating loss carryforwards	112,748	44,510
Property and equipment	—	26,911
Accrued and other current liabilities	31,693	5,498
Framework Agreement liabilities	6,324	20,344
Share-based compensation	10,529	5,876
Goodwill	12,426	—
Leases	51,153	16,183
Valuation allowance	(275,077)	(234,599)
Total deferred tax assets, net	364,915	168,480

Deferred tax liabilities:
Land	(13,530)	(4,167)
Property and equipment	(91,875)	—
Change in accounting method	—	(281)
Cumulative translation adjustment	(44,275)	—
RI Joint Venture and GLPI Partnership	(174,647)	(175,614)
Revaluation of instruments	(193,254)	—
Amortizable assets	(388,365)	(104,323)
Total deferred tax liabilities	(905,946)	(284,385)
Net deferred tax liabilities	$(541,031)	$(115,905)
The Company does not reinvest undistributed earnings, and accordingly, the Company has determined that no deferred tax liability is required for undistributed foreign earnings as of December 31, 2025 (Successor) and 2024 (Predecessor). In addition, the Company has recorded a deferred tax liability to other comprehensive income related to the translation of the financial statements of foreign subsidiaries as of December 31, 2025 (Successor) and will continue to monitor for future changes.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company will only recognize a deferred tax asset when, based on available evidence, realization is more likely than not. The Company has assessed its deferred tax liabilities arising from taxable temporary differences and has concluded such liabilities are not a sufficient source of income for the realization of deferred tax assets, including indefinite life taxable temporary differences which offset, subject to limitation, deferred tax assets with unlimited carry overs, such as the Section 163(j) interest limitation. Accordingly, a $275.1 million and $234.6 million valuation allowance has been established as of December 31, 2025 (Successor) and 2024
(Predecessor), respectively.
As of December 31, 2025 (Successor) there was $217.3 million of federal net operating carryforwards subject to a section 382 limitation with an unlimited carryforward period, and $590.1 million of state net operating loss carryforwards, which expire at various dates through 2045.
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
From time to time, the Company may be subject to audits covering a variety of tax matters by taxing authorities in any taxing jurisdiction where the Company conducts business. While the Company believes that the tax returns filed and tax positions taken are supportable and accurate, some tax authorities may not agree with the positions taken. As of December 31, 2025
(Successor), there was $20.6 million tax contingency accruals and deferred tax asset reductions for uncertain tax positions, of which $18.1 million would impact the effective tax rate, if recognized. This can give rise to tax uncertainties which, upon audit, may not be resolved in the Company’s favor. A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows (in thousands):

Uncertain tax position liability at December 31, 2023 (Predecessor)	$29,286
Increases related to tax positions taken during the period	(4,462)
Uncertain tax position liability at December 31, 2024 (Predecessor)	24,824
Decreases related to tax positions taken during the period	(19)
Uncertain tax position liability at February 7, 2025 (Predecessor)	24,805

Uncertain tax position liability at February 8, 2025 (Successor)	$26,747
Decreases related to tax positions taken during prior periods	(586)
Decreases related to settlements with taxing authorities	(5,539)
Uncertain tax position liability at December 31, 2025 (Successor)	$20,622
The Company records interest and penalties related to uncertain tax positions as a component of the income tax provision
(benefit). The Company has reserved interest and penalties on uncertain tax positions of $0.8 million as of December 31, 2025
(Successor). The Company has reserved interest and penalties on uncertain tax positions of $1.0 million as of December 31,
2024 (Predecessor). The Company has recorded a $0.2 million benefit for interest on uncertain tax positions on the consolidated statements of operations for the period from February 8, 2025 to December 31, 2025 (Successor). The Company has recorded a
$0.3 million provision for interest on uncertain tax positions on the consolidated statements of operations for the year ended
December 31, 2024 (Predecessor).
The Company and its subsidiaries file tax returns in several jurisdictions including the US and various US state and foreign jurisdictions. The Company remains subject to examination for US federal income tax purposes for the years ended December
31, 2015 through 2025 (Successor), as a result of a 2020 net operating loss carryback claim. The Company remains subject to examination for state and foreign income tax purposes for the years ended December 31, 2014 through 2025. The Company settled the appeal of its audit by the State of Colorado during the period from February 8, 2025 to December 31, 2025
(Successor). In addition, the disallowance of a loss carryforward generated in a period outside of the normal statute of limitations is generally open until the statute of limitations expires in the year of the utilization of the loss.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income taxes paid, net of refunds received were as follows:

Successor
(in thousands)	Period from February 8, 2025 to December 31, 2025
US Federal	$5,226
US state and local
New Jersey	(2,742)
Other states	31
Total	(2,711)
Foreign:
Gibraltar	38,788
United Kingdom	3,548
Spain	2,662
Other foreign jurisdictions	2,601
Total	47,599
Total income taxes paid, net of refunds	$50,114
__________________________________
During the period from January 1, 2025 to February 7, 2025 (Predecessor), cash received from income tax refunds was $0.1 million in the
State of Delaware.
Cash received from income tax refunds, net of cash paid was $2.2 million during the year ended December 31, 2024
(Predecessor).
19.COMMITMENTS AND CONTINGENCIES
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
New York Conveyance Agreement
On November 17, 2025, the Company entered into a Conveyance Agreement (the “Conveyance Agreement”) with the City of
New York (the “City”) and Bally’s New York Operating Company, LLC, a Delaware limited liability company and a subsidiary of the Company (“Bally’s New York”).  Pursuant to the Conveyance Agreement, the City agreed to (i) dispose of certain parkland property interests to Bally’s New York (the “Development Parcel”), (ii) alienate certain parkland in order to grant Bally’s New York a non-exclusive easement over such lands for purposes of accessing the Development Parcel and (iii)
discontinue certain lands as parkland and alienate and transfer jurisdiction of such lands to the City’s Department of
Transportation for use as public roadways (the “Ring Road Parcel”) to facilitate access to the Development Parcel and so the
Development Parcel may be used by the Company for a gaming facility.
The closing of the transactions contemplated by the Conveyance Agreement occurred in February 2026 and was contingent upon, among other things, (i) Bally’s New York’s agreement to (a) make certain capital improvements to Ferry Point Park in the Bronx, NY with a fair market value of approximately $161 million and (b) to deliver security instruments to the City to secure the performance and completion of such capital improvements, (ii) the Company being awarded a downstate gaming facility license from the New York State Gaming Commission, (iii) payment by Bally’s New York to the City’s Department of
Parks & Recreation of an administrative fee in the amount of $1 million, (iv) Bally’s New York’s agreement to pay for all costs and expenses for the development and mapping of the Ring Road Parcel and (v) Bally’s New York’s payment of real property transfer taxes with respect to the transactions contemplated by the Conveyance Agreement.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
New York Gaming License Commitments
In December 2025, the Company was awarded one of New York State’s three downstate commercial casino licenses for its planned Bally’s Bronx project, requiring the Company to pay a $500 million license fee, which was paid in the first quarter of
2026, as well as post a bond or cash deposit equal to 5% of the total project investment. The Company must also implement its community benefit commitments, including periodic public reporting, and engage an independent Compliance Monitoring
Team approved by the New York State Gaming Commission to oversee regulatory, anti‑money‑laundering, and community‑benefit compliance.
Capital Expenditure Commitments
Bally’s Twin River - Pursuant to the terms of the Regulatory Agreement in Rhode Island, the Company is committed to invest
$100 million in its Rhode Island properties over the term of the master contract through June 30, 2043, including an expansion and the addition of new amenities at Bally’s Twin River. As of December 31, 2025 (Successor), approximately $40.5 million of the commitment remains.
Bally’s Chicago - Pursuant to the Host Community Agreement with the City of Chicago, the Company’s indirect subsidiary is required to spend at least $1.34 billion on the design, construction and outfitting of the temporary casino and the permanent resort and casino. The actual cost of the development may exceed this minimum capital investment requirement. In addition, land acquisition costs and financing costs, among other types of costs, are not counted toward meeting this requirement. As of
December 31, 2025 (Successor), approximately $800.0 million of this commitment remains.
Bally’s New York - As noted above pursuant to the Conveyance Agreement, Bally’s New York must spend $161 million in capital improvements to Ferry Point Park to be completed within 7 years after closing.
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
Performance and other bonds
Certain contracts require the Company to provide a surety bond as a guarantee of performance for the benefit of customers.
These bonds give beneficiaries the right to obtain payment and/or performance from the issuer of the bond if certain specified events occur. In the case of performance bonds, such events include the Company’s failure to perform its required obligations under the applicable contracts. In general, the Company would only be liable for these guarantees in the event of breach of its obligations and failure to perform under each applicable contract, which the Company determined is not probable. Accordingly, no liability has been recorded as of December 31, 2025 (Successor) and 2024 (Predecessor) related to these bonds.
Sponsorship Commitments
As of December 31, 2025 (Successor), the Company has entered into multiple sponsorship agreements with various professional sports leagues and teams. These agreements commit a total of $114.9 million through 2036 and grant the Company rights to use official league marks for branding and promotions, among other benefits.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interactive Technology Commitments
The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of December 31, 2025 (Successor), the cumulative minimum obligation committed in these agreements is $32.1 million through 2029.
Collective Bargaining Agreements
As of December 31, 2025 (Successor), the Company had approximately 11,700 employees. A large number of our employees at our Casinos & Resorts properties within several US states are represented by a labor union and are subject to collective bargaining agreements with us. As of December 31, 2025 (Successor), the Company had 36 collective bargaining agreements covering approximately 3,679 employees. All collective bargaining agreements are in good standing and most have been renegotiated with terms between three and five years. There can be no assurance that we will be able to extend or enter into replacement agreements. If the Company is able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements.
20.SEGMENT REPORTING
During the first quarter of 2025, the Company moved a component of the North America Interactive operating segment into a separate operating segment, which is reported in the Corporate & Other category. In the fourth quarter of 2025, the Company further updated its operating and reportable segments in connection with the Intralot Transaction. These changes were made to better align with the Company’s strategic growth initiatives and how its chief operating decision maker evaluates performance and allocates resources. As a result, the Company determined it had four operating and reportable segments: Casinos & Resorts,
Bally's Intralot B2B, Bally's Intralot B2C, and North America Interactive. Prior period reportable segment results and related disclosures have been conformed to reflect the Company’s current reportable segments.
The Company’s four reportable segments as of December 31, 2025 (Successor) include:
Casinos & Resorts - Includes 19 casino and resort properties, one horse racetrack and one golf course.
Bally's Intralot B2B - Includes Intralot’s B2B global lottery and technology services operations and the Company’s licensing business.
Bally's Intralot B2C - Includes the Company’s interactive European gaming operations, Intralot’s B2C lottery operations, as well as one casino property, Bally's Newcastle, in the UK.
North America Interactive - A portfolio of sports betting and iGaming offerings in the United States and Canada.
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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025 (Successor), the Company’s operations were predominately in the US and Europe with a less substantive footprint in other countries world-wide. For geographical reporting purposes, revenue generated outside of the US consists primarily of revenue from the UK. Revenue generated from the UK represented approximately 28% and 32% of total revenue, respectively, during the period from February 8, 2025 to December 31, 2025 (Successor) and the period from January
1, 2025 to February 7, 2025 (Predecessor). During the year ended December 31, 2024 (Predecessor), revenue generated outside of the US consisted primarily of revenue from the UK and Japan of approximately 28% and 6% of total revenue, respectively.
The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.
The following table sets forth revenue and Adjusted EBITDAR for the Company’s four reportable segments and reconciles
Adjusted EBITDAR on a consolidated basis to net loss. The Other category is included in the following tables in order to reconcile the segment information to the Company’s consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Revenue
Casinos & Resorts	$1,382,438	$124,299	$1,363,113
Bally's Intralot B2B	97,354	3,720	6,861
Bally's Intralot B2C	752,996	75,265	902,632
North America Interactive	196,310	16,941	170,317
Corporate & Other	7,091	273	7,555
Total	$2,436,189	$220,498	$2,450,478

Adjusted EBITDAR(1)
Casinos & Resorts	$370,774	$23,554	$370,518
Bally's Intralot B2B	34,769	3,720	6,861
Bally's Intralot B2C	297,788	25,220	329,599
North America Interactive	(5,007)	(5,661)	(27,498)
Corporate & Other	(61,087)	(6,774)	(64,950)
Total	637,237	40,059	614,530

Operating (expense) income:
Rent expense associated with triple net operating leases(2)	(159,228)	(15,669)	(118,919)
Depreciation and amortization	(293,118)	(22,343)	(379,544)
Transaction costs	(100,488)	(5,106)	(41,060)
Restructuring	—	—	(17,921)
Tropicana Las Vegas demolition and closure costs	(28,332)	(2,605)	(59,838)
Share-based compensation	(31,111)	(1,954)	(14,752)
Gain on sale-leaseback, net	—	—	86,254
Impairment charges	(181,620)	—	(248,879)
Loss on disposal of business	—	—	(27,796)
Merger Agreement and Intralot Transaction costs(3)	(63,161)	(11,233)	(14,808)
Payment service provider write-off (4)	—	—	(6,333)
Other	(57,881)	(1,915)	(29,262)
Loss from operations	(277,702)	(20,766)	(258,328)
Other income (expense)
Interest expense, net	(365,233)	(27,229)	(289,629)
Other	24,960	(2,365)	(4,545)
Total other expense, net	(340,273)	(29,594)	(294,174)
Loss before income taxes	(617,975)	(50,360)	(552,502)
Provision for income taxes	(47,564)	(664)	(15,252)
Net loss	$(665,539)	$(51,024)	$(567,754)
__________________________________
(1)Adjusted EBITDAR is defined as earnings, or loss, for the Company before interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating (income) expense, acquisition, integration and restructuring expense, share-based compensation, and certain other gains or losses as well as, when presented for our reporting segments, an adjustment related to the allocation of corporate cost among segments, plus rent expense associated with triple net operating leases.
(2)Consists primarily of the operating lease components contained within certain triple net leases with GLPI. Refer to Note 15 “Leases” for further information.
(3)Costs incurred in connection with the Merger Agreement and Intralot Transaction discussed in Note 1 “General Information.”

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4)The Company recorded a $6.3 million charge to reduce amounts due from payment service providers (“PSP”) due to a circumstance whereby the payment processer for certain online sports wagering deposits failed to capture and settle funds with patrons of the Company. The Company was not able to recover the full amount due from the payment service provider, resulting in a write down to the recoverable amount. In addition to amounts recovered, the
Company received $5.1 million from the PSP as a signing bonus for entering into an extension agreement.
The following table sets forth significant segment expenses and other segment items by reportable segment:

(in thousands)	Casinos & Resorts	Bally's Intralot B2B	Bally's Intralot B2C	North America Interactive
Period from February 8, 2025 to December 31, 2025 (Successor)
Revenue	$1,382,438	$97,354	$752,996	$196,310
Less: segment expenses
Marketing costs	60,679	1,353	81,914	47,513
Gaming tax	187,963	249	148,120	38,307
Compensation	388,994	25,986	78,014	26,633
Other direct costs	—	5,943	74,549	47,420
Casino property costs	153,110	—	—	—
General and administrative	70,073	16,108	40,415	27,729
Other segment items(1)	150,845	12,946	32,196	13,715
Segment EBITDAR	$370,774	$34,769	$297,788	$(5,007)

Period from January 1, 2025 to February 7, 2025 (Predecessor)
Revenue	$124,299	$3,720	$75,265	$16,941
Less: segment expenses
Marketing costs	8,814	—	8,362	5,055
Gaming tax	20,917	—	16,535	6,461
Compensation	41,381	—	8,492	3,213
Other direct costs	—	—	8,183	8,355
Casino property costs	26,653	—	—	—
General and administrative	10,712	—	6,261	2,220
Other Segment Items(1)	(7,732)	—	2,212	(2,702)
Segment EBITDAR	$23,554	$3,720	$25,220	$(5,661)

Year Ended December 31, 2024 (Predecessor)
Revenue	$1,363,113	$6,861	$902,632	$170,317
Less: segment expenses
Marketing costs	89,245	—	118,449	51,927
Gaming tax	190,505	—	158,691	48,015
Compensation	393,160	—	97,431	38,057
Other direct costs	—	—	134,192	57,065
Casino property costs	141,218	—	—	—
General and administrative	73,143	—	64,359	22,863
Other segment items(1)	105,324	—	(89)	(20,112)
Segment EBITDAR	$370,518	$6,861	$329,599	$(27,498)
__________________________________
(1)Other Segment Items primarily includes Gaming and non-gaming expenses within our Casinos & Resorts reportable segment, and certain other immaterial costs and allocations within each of the Company’s reportable segments.

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Capital Expenditures
Casinos & Resorts	$60,783	$5,306	$60,373
Bally's Intralot B2B	5,360	—	—
Bally's Intralot B2C	5,017	148	706
North America Interactive	818	—	2,147
Corporate & Other(1)	95,891	10,970	136,601
Total	$167,869	$16,424	$199,827
__________________________________
(1)Includes $95.3 million, $11.0 million, and $133.6 million related to our future Bally’s Chicago project during the period from February 8, 2025 to
December 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor) and the year ended December 31, 2024 (Predecessor), respectively.
Total assets are not regularly reviewed for each operating segment when assessing segment performance or allocating resources and accordingly, are not presented.
21.LOSS PER SHARE
Diluted earnings per share includes the determinants of basic earnings per share and, in addition, reflects the dilutive effect of the common stock deliverable for stock options, using the treasury stock method, and for RSUs, RSAs and PSUs for which future service is required as a condition to the delivery of the underlying common stock.

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
(in thousands, except per share data)
Net loss attributable to Bally’s Corporation	$(650,074)	$(51,024)	$(567,754)

Weighted average common shares outstanding, basic	60,556,906	48,742,859	48,468,887
Weighted average effect of dilutive securities	—	—	—
Weighted average common shares outstanding, diluted	60,556,906	48,742,859	48,468,887

Basic loss per share	$(10.73)	$(1.05)	$(11.71)
Diluted loss per share	$(10.73)	$(1.05)	$(11.71)

Anti-dilutive shares excluded from the calculation of diluted earnings per share	464,405	5,056,640	5,377,457
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

BALLY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22.SUBSEQUENT EVENTS
New Term Loan Facility
On February 11, 2026, the Company entered into a new $1.1 billion term loan credit facility due 2031 (the “Term Loans”). The
Term Loans were provided by funds managed by Ares Management Credit, King Street Capital Management, and TPG Credit.
The Term Loans are secured by substantially all material assets of the Company and its wholly owned subsidiaries, subject to customary exceptions and exclusions.
Term Loan Facility and Revolving Credit Facility Repayments
On February 11, 2026, the Company repaid in full the outstanding balance under its Term Loan Facility, resulting in cash payments of $1.48 billion. Additionally, in February 2026, the Company paid down $448.0 million of amounts outstanding under its Revolving Credit Facility, which had been drawn in January 2026 to fund the New York gaming license fee.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer
(principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of
December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting described below.
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
Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the Consolidated Financial
Statements for the period from February 8, 2025 to December 31, 2025 (Successor) and period from January 1, 2025 to
February 7, 2025 (Predecessor), issued an attestation report on the Company’s internal control over financial reporting which immediately follows this report.
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
Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its Company’s internal control over financial reporting as of December 31, 2025 (Successor). In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Based on evaluation under the criteria established in the COSO framework, management determined, based upon the existence of the material weakness described below, we did not maintain effective internal control over financial reporting as of December 31, 2025
(Successor).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Material Weakness Identified
Management has identified a material weakness, in the aggregate, related to the ineffective operation of management review controls over accounting for income taxes and related disclosures.
Management has developed a remediation plan that includes reinforcing procedures for the timely preparation and review of tax provisions and evaluating the structure of its tax department to enable more timely preparation of the tax provision and provide adequate time to review the tax accounts and related disclosures.
Remediation of Previously Identified Material Weaknesses
As disclosed in Part II, Item 9A., “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended December
31, 2024 (Predecessor), we identified control deficiencies during 2024 (Predecessor) that constituted a material weakness relating to the lack of segregation of duties over the preparation, review, and recording of journal entries within our Bally’s
Intralot B2C reportable segment. We reinforced remediation efforts throughout 2024 (Predecessor) and monitored operating effectiveness on a quarterly basis. As of December 31, 2025 (Successor), Management concluded this material weakness was remediated. Specifically, the following plans were implemented and determined to be operating effectively:
•Educated control owners within the Bally’s Intralot B2C reportable segment of the appropriate design elements of journal entry controls and enforcing policies requiring independent preparers and reviewers.
•Implemented a new enterprise resource planning (“ERP”) system, which enhanced the flow of financial information, improved data management and control and enabled us to remediate segregation of duties over journal entries by systematically requiring an independent preparer and reviewer of each journal entry.
•Enhanced monitoring controls designed to detect and remediate inappropriate segregation of duties over journal entry review and approval.
Changes in Internal Control over Financial Reporting
During the period from February 8, 2025 to December 31, 2025 (Successor) and period from January 1, 2025 to February 7,
2025 (Predecessor), the Company completed its acquisitions of Queen Casino & Entertainment, Inc. and Intralot, collectively
(the “Acquired Companies”). Since the Company has not yet fully incorporated the internal controls and procedures of the
Acquired Companies into the Company’s internal control over financial reporting, management excluded the Acquired
Companies from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December
31, 2025 (Successor). These acquisitions on a combined basis constituted approximately $1.2 billion or 10.4% of the
Company’s total consolidated assets that were excluded from the scope of Management’s assessment, and approximately
$314.2 million or 12.6% of the Company’s consolidated revenues as of and for the period from February 8, 2025 to December
31, 2025 (Successor).
Other than the material weakness noted above, the remediation of the previously disclosed material weakness, and addition of the Acquired Companies, there has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 (Predecessor) covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Bally’s Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bally's Corporation and subsidiaries (the “Company”) as of
December 31, 2025 (successor), based on criteria established in Internal Control — Integrated Framework (2013) issued by the
Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025 (successor), based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the consolidated financial statements as of December 31, 2025 (successor), and for the periods from February 8,
2025 to December 31, 2025 (successor) and from January 1, 2025 to February 7, 2025 (predecessor), of the Company and our report dated March 23, 2026, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Queen Casino & Entertainment, Inc., (“Queen”) and Intralot S.A., and whose financial statements constitute approximately $1.2 billion or 10.4% of the Company’s total consolidated assets as of December
31, 2025 (successor), and approximately $314.2 million or 12.6% of the Company’s consolidated revenues for the period from
February 8, 2025 to December 31, 2025 (successor). Accordingly, our audit did not include the internal control over financial reporting at Queen and Intralot S.A.
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

Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: Management has identified a material weakness, in the aggregate, related to the ineffective operation of management review controls over accounting for income taxes and related disclosures. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of
December 31, 2025 (successor), and for the periods from February 8, 2025 to December 31, 2025 (successor) and from January
1, 2025 to February 7, 2025 (predecessor), of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 23, 2026

ITEM 9B.OTHER INFORMATION
During the quarter ended December 31, 2025, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained in our Definitive Proxy Statement on Schedule 14A for our Annual
Meeting of Stockholders to be held on or about May 19, 2026 (the “2026 Proxy Statement”) and is incorporated herein by reference.
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
ITEM 11.EXECUTIVE COMPENSATION
The information required by this item will be contained in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this item will be contained in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15.EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
a.Documents filed as a part of this Annual Report on Form 10-K.
1.Financial Statements. The Financial Statements filed as part of this Annual Report on Form 10-K are listed in the
Index to Financial Statements in “Item 8. Financial Statements and Supplementary Data.”
2.Financial Statement Schedules. All schedules have been omitted because they are either not required or the information required is included in our consolidated financial statements or the notes thereto included in Item 8 hereof.
3.Exhibits.

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

2.4
Transaction Agreement, dated as of July 18, 2025, by and among Bally’s Corporation and Intralot S.A. –
Integrated Lottery Systems and Services (incorporated by reference to the Company’s Form 10-Q (File No.
001-38850) filed on November 12, 2025)

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
001-38850) filed on February 13, 2023)

Exhibit Number	Description of Exhibit
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

10.21
Amended and Restated Ground Lease, dated July 17, 2025, by and between Bally’s Chicago Operating
Company, LLC and GLP Capital, L.P. (incorporated by reference to Exhibit 10.20 to the registration statement on Form S-1 filed by Bally’s Chicago, Inc. (File No. 333-283772) on August 5, 2025)

10.22
First Amendment to Credit Agreement, dated June 23, 2023, among Bally’s Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form
10-Q (File 001-38850) filed on November 3, 2023)

10.23
Development Agreement, date July 17, 2025, by and between Bally’s Chicago Operating Company, LLC and
GLP Capital, L.P. (incorporated by reference to Exhibit 10.21 to the registration statement on Form S-1 filed by
Bally’s Chicago, Inc. (File No. 333-283772) on August 5, 2025)

10.24
Amendment to Credit Agreement, dated as of September 11, 2025, by and among the Company, the subsidiaries of the Company party thereto as guarantors, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current
Report on Form 8-K (File No. 001-38850) filed on September 12, 2025)

10.25
Incremental Joinder Agreement, dated as of September 29, 2025, by and among Jefferies Finance LLC, Bally’s
Corporation, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 to the
Company’s Current Report on Form 8-K (File No. 001-38850) filed on September 30, 2025)

10.26
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

10.27**
Bally’s Corporation 2021 Equity Incentive Plan - Performance Unit Award Agreement (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March
1, 2022)

10.28**
Bally’s Corporation 2021 Equity Incentive Plan - Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March
1, 2022)

Exhibit Number	Description of Exhibit

10.29
Bally’s Corporation Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-38850) filed on April 4, 2025.

10.30
Note Purchase Agreement, dated February 7, 2025, by and among the Company, the subsidiaries of the
Company party thereto as guarantors, Alter Domus (US) LLC as note agent and collateral agent, and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-
K (File No. 001-38850) filed on February 13, 2025)

10.31
Binding Term Sheet, dated as of July 11, 2024, by and among Bally’s Corporation and Gaming and Leisure
Properties, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File
No. 001-38850) filed on July 12, 2024)

10.32**
Employment Agreement, dated March 10, 2025, by and between Bally's Corporation and Mira Mircheva
(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38850)
filed on March 11, 2025)

10.33
Subscription Agreement, dated as of Mary 23, 2025, by and among Bally’s Corporation and The Star
Entertainment Group Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on
Form 10-Q (File No. 001-38850) filed on August 11, 2025)

10.34
Subordination Deed Poll, dated as of May 23, 2025, by and among Bally’s Corporation and The Star
Entertainment Group Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on
Form 10-Q (File No. 001-38850) filed on August 11, 2025)

10.35
Binding Term Sheet, dated as of April 7, 2025, by and among Bally’s Corporation and The Star Entertainment
Group Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File
No. 001-38850) filed on April 11, 2025

10.36
Amended and Restated Ground Lease, dated July 17, 2025, by and between Bally’s Chicago Operating
Company, LLC and GLP Capital, L.P. (incorporated by reference to Exhibit 10.20 to the registration statement on Form S-1 filed by Bally’s Chicago, Inc. (File No. 333-283772) on August 5, 2025)

10.37
Development Agreement, date July 17, 2025, by and between Bally’s Chicago Operating Company, LLC and
GLP Capital, L.P. (incorporated by reference to Exhibit 10.21 to the registration statement on Form S-1 filed by
Bally’s Chicago, Inc. (File No. 333-283772) on August 5, 2025)

10.38** *	Bally's Corporation 2021 Equity Incentive Plan - Option Right Award Agreement, dated October 7, 2025, by and between Bally's Corporation and Robeson Reeves

10.39** *	Bally's Corporation 2021 Equity Incentive Plan - Incentive Stock Option Award Agreement, dated October 7, 2025, by and between Bally's Corporation and George Papanier

10.40** *	Amendment No. 5 to Employment Agreement, dated October 7, 2025, by and between Bally’s Corporation and George Papanier

10.41** *	Separation Agreement and General Release, dated October 15, 2025, by and between Bally's Corporation and Marcus Glover

10.42** *	Third Amendment to Service Agreement, dated November 1, 2025, by and between Gamesys Group Limited and Robeson Reeves

10.43**
Employment Agreement, dated January 27, 2026, by and between Bally’s Management Group, LLC, and
Soohyung Kim (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File
No. 001-38850) filed on January 27, 2026)

10.44
Term Loan Credit Agreement, dated February 11, 2026, by and between Bally’s Corporation and Ares Agent
Services, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File
No. 001-38850) filed on February 17, 2026)

Exhibit Number	Description of Exhibit
19.1*	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10- K (File No. 001-38850) filed on March 17, 2025)
21.1*	Schedule of Subsidiaries
23.1*	Consent of Independent Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Bally’s Corporation Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 15, 2024)
99.1*	Description of Government Regulations

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL contained in Exhibit 101
#
As permitted under Item 601(a)(5) of Regulation S-K, the exhibits and schedules to this exhibit are omitted from this filing.
The Company agrees to furnish a supplemental copy of any omitted exhibit or schedule to the SEC upon its request.

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements.
ITEM 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2026.

BALLY’S CORPORATION

By:	/s/ VLADIMIRA MIRCHEVA
Vladimira Mircheva
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ ROBESON M. REEVES
Robeson M. Reeves
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBESON M. REEVES	President, Chief Executive Officer and Director	March 23, 2026
Robeson M. Reeves	(Principal Executive Officer)

/s/ VLADIMIRA MIRCHEVA	Chief Financial Officer	March 23, 2026
Vladimira Mircheva	(Principal Financial and Accounting Officer)

/s/ SOOHYUNG KIM	Executive Chairman	March 23, 2026
Soohyung Kim

/s/ TRACY HARRIS	Director	March 23, 2026
Tracy Harris

/s/ GEORGE T. PAPANIER	Director	March 23, 2026
George T. Papanier

/s/ JAYMIN B. PATEL	Director	March 23, 2026
Jaymin B. Patel

/s/ JEFFREY W. ROLLINS	Director	March 23, 2026
Jeffrey W. Rollins

/s/ WANDA Y. WILSON	Director	March 23, 2026
Wanda Y. Wilson