Form 10-K/A
period 2025-12-31
Bally's Corp
filed 2026-04-20
CIK 1747079

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

BALLY’S CORPORATION
ANNUAL REPORT ON FORM 10-K

Explanatory Note
Bally’s Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to its Annual
Report on Form 10-K for fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission on March 23, 2026 (the “Original Filing”), for the sole purpose of including the auditor’s signature in the auditor’s opinion letter. The signature had been inadvertently omitted.
Except as expressly set forth in this Amendment No. 1, the Original Filing has not been amended, updated or otherwise modified. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing. The filing of this Amendment No. 1 is not a representation that any statements contained in the Company’s Annual Report on Form
10-K are true and complete as of any date other than the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing.
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 on Form 10-K/A (Exhibit 31.1, 31.2, 32.1 and 32.2).

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements listed below are filed as part of this Annual Report on Form 10-K.
INDEX TO FINANCIAL STATEMENTS

Page No.
Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	5
Consolidated Balance Sheets at December 31, 2025 (Successor) and 2024 (Predecessor)	9
Consolidated Statements of Operations for the Period from February 8, 2025 to December 31, 2025 (Successor), Period from January 1, 2025 to February 7, 2025 (Predecessor) and Year ended December 31, 2024 (Predecessor)	10
Consolidated Statements of Comprehensive Loss for the Period from February 8, 2025 to December 31, 2025 (Successor), Period from January 1, 2025 to February 7, 2025 (Predecessor) and Year ended December 31, 2024 (Predecessor)	11
Consolidated Statements Stockholders’ Equity (Deficit) for the Period from February 8, 2025 to December 31, 2025 (Successor), Period from January 1, 2025 to February 7, 2025 (Predecessor) and Year ended December 31, 2024 (Predecessor)	12
Consolidated Statements of Cash Flows for the Period from February 8, 2025 to December 31, 2025 (Successor), the Period from January 1, 2025 to February 7, 2025 (Predecessor) and Year ended December 31, 2024 (Predecessor)	13
Notes to Consolidated Financial Statements	15

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

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except shares)

Predecessor
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares Outstanding	Amount
Balance as of December 31, 2023 (Predecessor)	39,973,202	400	1,400,479	—	(555,895)	(209,558)	428	635,854
Issuance of restricted stock and other stock awards	723,990	7	(2,821)	—	—	—	—	(2,814)
Share-based compensation	—	—	14,752	—	—	—	—	14,752
Settlement of consideration	81,190	1	(178)	—	—	—	—	(177)
Acquired non-controlling interest	8,625	—	428	—	—	—	(428)	—
Other	—	—	1,750	—	—	—	—	1,750
Other comprehensive loss	—	—	—	—	—	(50,709)	—	(50,709)
Net loss	—	—	—	—	(567,754)	—	—	(567,754)
Balance as of December 31, 2024 (Predecessor)	40,787,007	408	1,414,410	—	(1,123,649)	(260,267)	—	30,902
Issuance of restricted stock and other stock awards	19,660	—	(76)	—	—	—	—	(76)
Share-based compensation	—	—	1,954	—	—	—	—	1,954
Other comprehensive loss	—	—	—	—	—	(9,443)	—	(9,443)
Net loss	—	—	—	—	(51,024)	—	—	(51,024)
Balance as of February 7, 2025 (Predecessor)	40,806,667	$408	$1,416,288	$—	$(1,174,673)	$(269,710)	$—	$(27,687)

Successor
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares Outstanding	Amou nt
Balance as of February 8, 2025 (Successor)	71,258,763	$712	$1,171,824	$—	$—	$—	$—	$1,172,536
Issuance of restricted stock and other stock awards	70,430	—	(11,887)	—	—	—	—	(11,887)
Share-based compensation - equity awards	—	—	31,111	—	—	—	—	31,111
Bally's Chicago Issuance	—	—	—	—	—	—	3,639	3,639
Share repurchases	(22,804,384)	(228)	(420,114)	—	—	—	—	(420,342)
Purchase of Bally's Intralot	—	—	1,324,107	—	—	—	1,063,663	2,387,770
Recognition of non-controlling interest in Bally's International Interactive	—	—	(534,324)	—	—	—	534,324	—
Purchase of incremental Intralot shares	—	—	15,424	—	—	—	(37,257)	(21,833)
Other	—	—	(1,314)	—	—	—	—	(1,314)
Other comprehensive income	—	—	—	—	—	69,421	1,268	70,689
Net loss	—	—	—	—	(650,074)	—	(15,465)	(665,539)
Balance as of December 31, 2025 (Successor	48,524,809	$484	$1,574,827	$—	$(650,074)	$69,421	$1,550,172	$2,544,830
The accompanying notes are an integral part of these consolidated financial statements.

BALLY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Cash flows from operating activities:
Net loss	$(665,539)	$(51,024)	$(567,754)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	293,118	22,343	379,544
Non-cash amortization of right of use assets	82,015	7,228	58,727
Share-based compensation	31,111	1,954	14,752
Impairment charges	181,620	—	248,879
Non-cash amortization of debt discounts, debt issuance costs and fair value adjustments	77,282	1,004	11,707
Loss on extinguishment of debt	93,120	—	—
Gain on sale-leaseback, net	—	—	(86,254)
Loss on disposal of business	—	—	27,796
Deferred income taxes	4,665	(3,010)	23,947
Change in fair value of fair value option assets	(218,950)	—	—
Loss from equity method investments	3,264	594	1,850
Change in value of performance warrants	—	1,180	13,965
Change in contingent consideration payable	63,176	786	1,343
Foreign exchange loss (gain)	34,768	(194)	(10,271)
Other operating activities	35,436	1,545	15,371
Changes in current operating assets and liabilities	(26,100)	(62,592)	(19,603)
Net cash used in (provided by) operating activities	(11,014)	(80,186)	113,999
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	2,117,529	—	(788)
Proceeds from sale-leaseback transactions	—	—	388,000
Cash paid for shares in Intralot	(13,799)	—	—
Cash paid for The Star Investment	(127,629)	—	—
Capital expenditures	(167,869)	(16,424)	(199,827)
Proceeds from sale of property and equipment to GLPI	68,816	—	—
Cash paid for capitalized software	(35,468)	(2,315)	(44,864)
Cash and cash equivalents transferred in sale of business	—	—	(4,178)
Restricted cash transferred in sale of business	—	—	(37,541)
Acquisition of gaming licenses	(3,002)	—	(2,508)
Other investing activities	3,711	1,042	(459)
Net cash provided by (used in) investing activities	1,842,289	(17,697)	97,835
Cash flows from financing activities:
Issuance of long-term debt	1,330,000	97,000	440,000
Repayments of long-term debt	(1,938,818)	(10,000)	(794,450)
Debt prepayment premium	(37,842)	—	—
Deferred payables, net	(41,437)	11,064	73,709
Payment of financing fees	(21,326)	—	—
Share repurchases	(416,180)	—	—
Purchase of incremental Intralot shares	(21,833)	—	—
Bally’s Chicago Inc. share issuance	18,132	—	—
Other financing activities	(11,887)	(76)	(7,099)
Net cash (used in) provided by financing activities	(1,141,191)	97,988	(287,840)
Effect of foreign currency on cash and cash equivalents	(14,300)	(457)	(8,002)
Net change in cash and cash equivalents and restricted cash	675,784	(352)	(84,008)
Cash and cash equivalents and restricted cash, beginning of period	230,902	231,254	315,262
Cash and cash equivalents and restricted cash, end of period	$906,686	$230,902	$231,254

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$340,739	$39,069	$314,245

Non-cash investing and financing activities:
Unpaid property and equipment	$23,963	$15,772	$20,256
Unpaid capitalized software	1,904	6,158	5,419
Consideration for purchase of Intralot	1,604,756	—	—
Non-controlling interest acquired	1,063,663	—	(428)
Consideration issued for the Company Merger	955,647	—	—
Consideration issued for the Queen Merger	555,751	—	—
Initial recognition of Bally’s International Interactive non-controlling interest	(534,324)	—	—
Unpaid New York gaming license fee	500,000	—	—
Intralot shares received as settlement of loan receivable	46,905	—	—
Consideration receivable from sale of assets	3,474	—	—
Sale of business in exchange for note receivable	—	—	32,868
Investment in GLP Capital, L.P.	—	—	6,837

	Successor	Predecessor
	Period from February 8, 2025 to December 31, 2025	Period from January 1, 2025 to February 7, 2025	Year Ended December 31, 2024
(in thousands)
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$798,423	$173,549	$171,233
Restricted cash	108,263	57,353	60,021
Total cash and cash equivalents and restricted cash	$906,686	$230,902	$231,254
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

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 23, 2026)

Exhibit Number	Description of Exhibit
4.7	Form of Warrant (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 10, 2021)

4.8	Form of Option Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 10, 2021)

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

Exhibit Number	Description of Exhibit

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

10.38**
Bally's Corporation 2021 Equity Incentive Plan - Option Right Award Agreement, dated October 7, 2025, by and between Bally's Corporation and Robeson Reeves (incorporated by reference to Exhibit 10.38 to the Company’s
Annual Report on Form 10-K (File No. 001-38850) filed on March 23, 2026)

10.39**
Bally's Corporation 2021 Equity Incentive Plan - Incentive Stock Option Award Agreement, dated October 7,
2025, by and between Bally's Corporation and George Papanier (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 23, 2026)

10.40**
Amendment No. 5 to Employment Agreement, dated October 7, 2025, by and between Bally’s Corporation and
George Papanier (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K
(File No. 001-38850) filed on March 23, 2026)

10.41**
Separation Agreement and General Release, dated October 15, 2025, by and between Bally's Corporation and
Marcus Glover (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File
No. 001-38850) filed on March 23, 2026)

10.42**
Third Amendment to Service Agreement, dated November 1, 2025, by and between Gamesys Group Limited and
Robeson Reeves  (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K
(File No. 001-38850) filed on March 23, 2026)

10.43**
Employment Agreement, dated January 27, 2026, by and between Bally’s Management Group, LLC, and
Soohyung Kim (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File
No. 001-38850) filed on January 27, 2026)

Exhibit Number	Description of Exhibit
10.44
Term Loan Credit Agreement, dated February 11, 2026, by and between Bally’s Corporation and Ares Agent
Services, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File
No. 001-38850) filed on February 17, 2026)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10- K (File No. 001-38850) filed on March 17, 2025)

21.1	Schedule of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 23, 2026)

23.1*	Consent of Independent Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Bally’s Corporation Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 15, 2024)

99.1	Description of Government Regulations (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K (File No. 001-38850) filed on March 23, 2026)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL contained in Exhibit 101
#
As permitted under Item 601(a)(5) of Regulation S-K, the exhibits and schedules to this exhibit are omitted from this filing.
The Company agrees to furnish a supplemental copy of any omitted exhibit or schedule to the SEC upon its request.

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 20, 2026.

BALLY’S CORPORATION

By:	/s/ VLADIMIRA MIRCHEVA
Vladimira Mircheva
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ ROBESON M. REEVES
Robeson M. Reeves
Chief Executive Officer
(Principal Executive Officer)