Form 10-Q
period 2026-03-31
Bally's Corp
filed 2026-05-18
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of April 30, 2026, the number of shares of the registrant’s $0.01 par value common stock outstanding was 48,948,795.
For additional information regarding the Company’s shares outstanding, refer to Note 16 “Stockholders’ Equity.”

BALLY’S CORPORATION

PART I.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements
BALLY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	March 31, 2026 (Successor)	December 31, 2025 (Successor)
Assets
Cash and cash equivalents	$559,304	$798,423
Restricted cash	94,083	108,263
Accounts receivable, net	205,376	193,951
Inventory	61,267	55,842
Tax receivable	56,628	30,706
Prepaid expenses and other current assets	163,283	159,609
Total current assets	1,139,941	1,346,794
Property and equipment, net	668,858	1,063,739
Right of use assets, net	2,253,523	1,767,792
Goodwill	3,372,719	3,432,893
Intangible assets, net	2,924,500	3,000,983
Deferred tax asset	12,594	12,482
Other assets	557,927	605,693
Total assets	$10,930,062	$11,230,376
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$17,198	$37,344
Current portion of lease liabilities	122,652	104,647
Accounts payable	146,862	196,890
Accrued income taxes	18,409	20,374
Accrued and other current liabilities	719,490	1,327,799
Total current liabilities	1,024,611	1,687,054
Long-term debt, net	4,389,903	4,463,313
Long-term portion of lease liabilities	2,295,612	1,829,190
Deferred tax liability	559,283	553,513
Other long-term liabilities	318,067	152,476
Total liabilities	8,587,476	8,685,546
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 shares authorized; 48,947,327 (Successor) and 48,524,809 (Successor) shares issued; 48,947,327 (Successor) and 48,524,809 (Successor) shares outstanding)	488	484
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,548,954	1,574,827
Accumulated deficit	(811,988)	(650,074)
Accumulated other comprehensive income (loss)	53,887	69,421
Total Bally’s Corporation stockholders’ equity	791,341	994,658
Non-controlling interest	1,551,245	1,550,172
Total stockholders’ equity	2,342,586	2,544,830
Total liabilities and stockholders’ equity	$10,930,062	$11,230,376

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Successor		Predecessor
	Three Months Ended March 31, 2026	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025
Revenue:
Gaming	$590,855	$313,779	$185,767
Non-gaming	164,867	54,915	34,731
Total revenue	755,722	368,694	220,498

Operating costs and expenses:
Gaming	274,862	133,523	87,994
Non-gaming	81,605	29,109	16,526
General and administrative	316,046	160,391	114,401
Gain on sale-leaseback	(105,845)	—	—
Depreciation and amortization	97,443	47,481	22,343
Total operating costs and expenses	664,111	370,504	241,264
Income (loss) from operations	91,611	(1,810)	(20,766)

Other expense:
Interest expense, net	(109,905)	(51,737)	(27,229)
Other non-operating expense, net	(145,812)	(9,030)	(2,365)
Total other expense, net	(255,717)	(60,767)	(29,594)

Loss before income taxes	(164,106)	(62,577)	(50,360)
(Benefit) provision for income taxes	(3,249)	(97,093)	664
Net (loss) income	(160,857)	34,516	(51,024)
Less: Net income attributable to non-controlling interest	1,057	—	—
Net loss (income) attributable to Bally’s Corporation	$(161,914)	$34,516	$(51,024)

Basic (loss) income per share	$(2.69)	$0.57	$(1.05)
Weighted average common shares outstanding, basic and diluted	60,248	60,322	48,743
Diluted (loss) income per share	$(2.69)	$0.57	$(1.05)
Weighted average common shares outstanding - diluted	60,248	60,729	48,743

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) Income (unaudited)
(In thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2026	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025
Net (loss) income	$(160,857)	$34,516	$(51,024)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(24,081)	43,040	(13,097)
Net unrealized derivative gain (loss) on cash flow hedges, net of tax	1,607	(13,428)	968
Net unrealized derivative gain (loss) on net investment hedges, net of tax	—	(17,449)	2,686
Other comprehensive (loss) income	(22,474)	12,163	(9,443)
Total comprehensive (loss) income	(183,331)	46,679	(60,467)
Comprehensive income attributable to non-controlling interest	6,940	—	—
Comprehensive (loss) income attributable to Bally’s Corporation	$(190,271)	$46,679	$(60,467)

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
(In thousands, except share data)

Successor
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares Issued and Outstanding	Amount
Balance as of December 31, 2025 (Successor)	48,524,809	$484	$1,574,827	$—	$(650,074)	$69,421	$1,550,172	$2,544,830
Issuance of restricted stock and other stock awards	422,518	4	3,676	—	—	—	—	3,680
Share-based compensation	—	—	2,551	—	—	—	—	2,551
Purchase of Incremental Intralot Shares	—	—	(32,100)	—	—	—	11,239	(20,861)
Bally’s Thunder Plains Park acquisition issuance	—	—	—	—	—	—	1,900	1,900
Dividends paid to minority shareholders of Bally’s Intralot	—	—	—	—	—	—	(6,183)	(6,183)
Other comprehensive loss	—	—	—	—	—	(15,534)	(6,940)	(22,474)
Net loss	—	—	—	—	(161,914)	—	1,057	(160,857)
Balance as of March 31, 2026 (Successor)	48,947,327	$488	$1,548,954	$—	$(811,988)	$53,887	$1,551,245	$2,342,586

Predecessor
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares Issued and Outstanding	Amount
Balance as of December 31, 2024 (Predecessor)	40,787,007	$408	$1,414,410	$—	$(1,123,649)	$(260,267)	$—	$30,902
Share-based compensation - equity awards	—	—	1,954	—	—	—	—	1,954
Release of restricted units	19,660	—	(76)	—	—	—	—	(76)
Other comprehensive loss	—	—	—	—	—	(9,443)	—	(9,443)
Net loss	—	—	—	—	(51,024)	—	—	(51,024)
Balance as of February 7, 2025 (Predecessor)	40,806,667	$408	$1,416,288	$—	$(1,174,673)	$(269,710)	$—	$(27,687)

Successor
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of February 8, 2025 (Successor)	71,258,763	$712	$1,171,824	$—	$—	$—	$—	$1,172,536
Release of restricted units	557,417	5	(5,132)	—	—	—	—	(5,127)
Share-based compensation - equity awards	—	—	2,740	—	—	—	—	2,740
Bally’s Chicago Issuance	—	—	—	—	—	—	12,361	12,361
Share repurchases	(22,804,384)	(228)	(420,114)	—	—	—	—	(420,342)
Other comprehensive income	—	—	—	—	—	12,163	—	12,163
Net income	—	—	—	—	34,516	—	—	34,516
Balance as of March 31, 2025 (Successor)	49,011,796	$489	$749,318	$—	$34,516	$12,163	$12,361	$808,847

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2026	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025
Cash flows from operating activities:
Net (loss) income	$(160,857)	$34,516	$(51,024)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	97,443	47,481	22,343
Non-cash amortization of right of use assets	22,004	12,744	7,228
Share-based compensation	2,551	2,740	1,954
Non-cash amortization of debt discount and debt issuance costs	19,004	14,648	1,004
Gain on sale-leaseback	(105,845)	—	—
Loss on extinguishment of debt	63,420	17,372	—
Deferred income taxes	12,492	(71,798)	(3,010)
Change in fair value of fair value option assets	104,273	(5,544)	—
(Income) loss from equity method investments	2,913	(863)	594
Change in value of performance warrants	—	—	1,180
Change in contingent consideration payable	—	(867)	786
Foreign exchange gain	(21,088)	(1,591)	(194)
Other operating activities	(29,819)	854	1,545
Changes in operating assets and liabilities	(151,512)	(7,691)	(62,592)
Net cash (used in) provided by operating activities	(145,021)	42,001	(80,186)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	21,233	—
Proceeds from sale-leaseback	685,000	—	—
Proceeds from net investment hedges	—	—	—
Cash paid for asset acquisitions	(16,212)	—	—
Capital expenditures	(38,864)	(30,457)	(16,424)
Cash paid for capitalized software	(9,880)	(10,611)	(2,315)
Acquisition of gaming licenses	(500,000)	—	—
Other investing activities	143	(962)	1,042
Net cash provided by (used in) investing activities	120,187	(20,797)	(17,697)
Cash flows from financing activities:
Issuance of long-term debt	1,918,241	695,000	97,000
Repayments of long-term debt	(2,042,084)	(259,623)	(10,000)
Deferred payables, net	39,635	8,973	11,064
Share repurchases	—	(416,180)	—
Payment of financing fees	(19,875)	(21,326)	—
Payment of contingent consideration	(115,000)	—	—
Purchase of incremental Intralot shares	(20,861)	—	—
Bally’s Chicago Inc. share issuance	—	12,361	—
Other financing activities	(2,502)	(5,132)	(76)
Net cash (used in) provided by financing activities	(242,446)	14,073	97,988
Effect of foreign currency on cash and cash equivalents and restricted cash	13,981	(1,497)	(457)
Net change in cash and cash equivalents and restricted cash	(253,299)	33,780	(352)
Cash and cash equivalents and restricted cash, beginning of period	906,686	230,902	231,254
Cash and cash equivalents and restricted cash, end of period	$653,387	$264,682	$230,902

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2026	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$109,134	$42,339	$39,069
Income taxes paid, net of refunds	13,403	7,550	(73)
Non-cash investing and financing activities:
Unpaid property and equipment	$11,944	$21,603	$15,772
Unpaid capitalized software	182	1,529	6,158
Consideration issued for the Company Merger	—	955,647	—
Consideration issued for the Queen Merger	—	555,751	—
Liability for NY land asset acquisition	(185,428)	—	—
GLP Capital, L.P. partnership units received	15,143	—	—
NCI issued for asset acquisition	(1,900)	—	—

	Successor		Predecessor
Reconciliation of cash and cash equivalents and restricted cash:	March 31, 2026	December 31, 2025	February 7, 2025
Cash and cash equivalents	$559,304	$798,423	$173,549
Restricted cash	94,083	108,263	57,353
Total cash and cash equivalents and restricted cash	$653,387	$906,686	$230,902

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    GENERAL INFORMATION

Description of Business

Bally’s Corporation (the “Company,” or “Bally’s”) is a global gaming, hospitality and entertainment company with casinos and resorts and online gaming (“iGaming”) businesses. The Company owns and manages the following properties within its Casinos & Resorts reportable segment:

Casinos & Resorts	Location	Type	Built/Acquired
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)(2)	Lincoln, Rhode Island	Casino and Resort	2004
Bally’s Arapahoe Park	Aurora, Colorado	Racetrack/OTB Site	2004
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)(2)	Biloxi, Mississippi	Casino and Resort	2014
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)(2)	Tiverton, Rhode Island	Casino and Hotel	2018
Bally’s Dover Casino Resort (“Bally’s Dover”)(2)	Dover, Delaware	Casino, Resort and Raceway	2019
Bally’s Black Hawk(1)(2)	Black Hawk, Colorado	Three Casinos	2020
Bally’s Kansas City Casino (“Bally’s Kansas City”)(2)	Kansas City, Missouri	Casino	2020
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi	Casino and Hotel	2020
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey	Casino and Resort	2020
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)(2)	Shreveport, Louisiana	Casino and Hotel	2020
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada	Casino and Resort	2021
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)(2)	Evansville, Indiana	Casino and Hotel	2021
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)(2)	Rock Island, Illinois	Casino and Hotel	2021
Bally’s Chicago Casino (“Bally’s Chicago”)(3)	Chicago, Illinois	Casino	2023
Bally’s Golf Links at Ferry Point (“Bally’s Golf Links”)	Bronx, New York	Golf Course	2023
The Queen Baton Rouge(2)	Baton Rouge, Louisiana	Casino	2025
Bally’s Baton Rouge Casino and Hotel (“Bally’s Baton Rouge”)(2)	Baton Rouge, Louisiana	Casino and Hotel	2025
Casino Queen Marquette(2)	Marquette, Iowa	Casino	2025
DraftKings at Casino Queen(2)	East St. Louis, Illinois	Casino and Hotel	2025
Bally’s Thunder Plains Park	Hillsdale, Wyoming	Racetrack	2026
__________________________________
(1)    Includes Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(2)    Properties leased from Gaming and Leisure Properties, Inc. (“GLPI”). Refer to Note 15 “Leases” for further information.
(3)    Temporary casino facility as the Company’s future permanent casino resort in Chicago (the “Chicago Permanent Facility”) is constructed. The site of the Chicago Permanent Facility is leased from GLPI.

The Company’s Bally’s Intralot B2B reportable segment includes Bally’s Intralot S.A.’s (“Intralot”) global business-to-business (“B2B”) operations and licensing revenue generating operations. Intralot was acquired by the Company in the fourth quarter of 2025. Refer to “Acquisition of Intralot” subsection below for further information.

The Company’s Bally’s Intralot B2C reportable segment includes the Company’s business-to-consumer (“B2C”) gaming operations in international jurisdictions and one casino property, Bally’s Newcastle, in the UK.

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

Acquisition of Intralot

In 2025, following the Queen Merger, the Company held an investment in Intralot, which was accounted for as an equity method investment under the fair value option. The total initial investment represented approximately 26.86% of Intralot’s outstanding shares. As part of this investment structure, the Company held a €25.0 million delayed draw term loan receivable from a third‑party investment holding company, the repayment of which was contractually tied to the delivery of Intralot shares. During the three months ended June 30, 2025 (Successor), the Company settled this outstanding delayed draw term loan by receiving 34.3 million shares of Intralot in full satisfaction of the loan, consistent with the fair value model that estimated repayment based on the value of Intralot shares. In addition, on June 30, 2025, the Company purchased 4.8 million additional Intralot shares for €1.06 per share. These transactions collectively triggered a mandatory tender offer for the remaining outstanding shares of Intralot. During the three months ended September 30, 2025 (Successor), the mandatory tender offer was completed, and the Company’s acquired an additional 6.1 million shares of Intralot, increasing its ownership to 34.35% of Intralot’s outstanding shares prior to the transaction described below.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as variable interest entities (“VIEs”), of which the Company is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The financial statements of our foreign subsidiaries are translated into US Dollars (“USD”) using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in net loss.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for interim financial information, including the instructions to Form 10-Q and Rule 10-01 of the SEC’s Regulation S-X. Accordingly, certain information and note disclosures normally required in complete financial statements prepared in conformity with GAAP have been condensed or omitted. In the Company’s opinion, these condensed consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results that we experience may differ materially from our estimates.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As described in Note 1 “General Information”, the Company completed the Merger with Queen on February 7, 2025 (the “Closing”), with Queen surviving the Merger as a wholly owned subsidiary of the Company. The Parent and its affiliates maintained a controlling financial interest, as defined by ASC 810, Consolidation, in Queen before and after the Merger, and in the Company upon consummation of the Merger. The Merger with Queen was accounted for as a transaction between entities under common control because the Parent and its affiliates contributed a wholly owned subsidiary into the Company, which became a controlled subsidiary of the Parent and its affiliates upon consummation of the merger. The Company has elected to push down its Parent’s basis in its net assets into its unaudited condensed consolidated financial statements, and as a result, unless the context otherwise requires, the “Company,” for periods prior to the Closing refers to Bally’s (“Predecessor”), and for the periods after the Closing refers to the combined Company of Bally’s and Queen (“Successor” or the “Company”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and the Successor are not directly comparable. As Bally’s was deemed to be the predecessor entity, the historical financial statements of Bally’s became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of Bally’s prior to the Merger and (ii) the combined results of the Company following the Closing. The accompanying unaudited condensed consolidated financial statements include a Predecessor period, which includes the period through February 7, 2025 concurrent with the Merger, and a Successor period from February 8, 2025 through March 31, 2026. A black line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods.

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

For the three months ended March 31, 2026 (Successor) and the period from February 8, 2025 to March 31, 2025 (Successor), revenue for Queen was $68.5 million and $34.7 million, respectively, and net income was $1.6 million and $13.0 million for the same periods, respectively.

Equity Method Investments

The Company holds a 37.7% equity interest in The Star Entertainment Group Limited (“The Star”), an ASX-listed company, which it accounts for as an equity method investment under the fair value option allowed by ASC 825, Financial Instruments. Under the fair value option, the investment is remeasured at fair value at each reporting period through earnings. The Company measures fair value using quoted prices in active markets that are classified within Level 1 of the hierarchy, with changes to fair value included within Other non-operating expense, net of the condensed consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In 2025, following the Queen Merger, the Company had an investment in Intralot. The total initial investment represented approximately 26.86% of the outstanding shares of Intralot. During the fourth quarter of 2025, the Company acquired a controlling financial interest in Intralot as described in Note 1 “General Information” and will account for the Intralot Transaction as a business combination (refer to Note 7 “Business Combinations” for further information). Prior to the Intralot Transaction, the Company accounted for its shares as an equity method investment under the fair value option.

The Company also has other investments in unconsolidated subsidiaries, which are accounted for using equity method accounting. The Company records its share of net income or loss and changes in fair value for equity method investments accounted for under the fair value option within Other non-operating expense, net in the condensed consolidated statements of operations. Refer to Note 4 “Consolidated Financial Information” for further information.

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

Non-controlling interest

As described in Note 1 “General Information,” on October 8, 2025 the Company acquired a controlling financial interest in Intralot. In connection with the transaction, Bally’s International Interactive, a wholly owned subsidiary, was contributed to Intralot. As a result, the Company consolidates Intralot and its subsidiaries, including Bally’s International Interactive, and the equity interests in Intralot held by third parties are reflected as a noncontrolling interest in the Company’s Condensed Consolidated Statements of Stockholders’ Equity. The non-controlling interest recognized at the Intralot Closing Date represents (i) the fair value of the equity interests in Intralot held by third parties, which is based on Intralot’s closing share price as of that date and (ii) the carrying value of the noncontrolling interests attributable to Bally’s International Interactive. As of March 31, 2026 (Successor), third parties held approximately 40.6% of the outstanding equity interests in Intralot. Net income attributable to non-controlling interest was $4.0 million for the three months ended March 31, 2026 (Successor).

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
During the first quarter of 2025, Bally’s Chicago, Inc., a consolidated subsidiary of the Company, successfully completed a private placement, whereby shares of Class A-1, A-2, A-3 and A-4 were issued to third parties for total consideration of $12.4 million, net of $0.8 million of issuance costs. Additionally, on August 14, 2025 (Successor), Bally’s Chicago, Inc. completed its public offering and concurrent private placement, whereby additional shares of Class A-1, A-2, A-3 and A-4 were issued for total consideration of $5.8 million, net of $0.3 million of issuance costs. As of March 31, 2026 (Successor), the Company’s non-controlling interest in Bally’s Chicago, Inc. is 10.5%. Net loss attributable to non-controlling interest was $2.9 million for the three months ended March 31, 2026 (Successor) and de minimis for the period from February 8, 2025 to March 31, 2025 (Successor).

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash includes player deposits, payment service provider deposits, and VLT and table games related cash payables to certain states where we operate, which are unavailable for the Company’s use.

Accounts Receivable, Net

Accounts receivable, net consists of the following:

(in thousands)	March 31, 2026 (Successor)	December 31, 2025 (Successor)
Amounts due from GLPI(1)	$81,586	$63,172
Amounts due from Rhode Island and Delaware(2)	15,711	14,101
Gaming receivables	21,403	24,392
Non-gaming receivables	87,391	93,698
Accounts receivable	206,091	195,363
Less: Allowance for credit losses	(715)	(1,412)
Accounts receivable, net	$205,376	$193,951
__________________________________
(1)    Represents amounts due from GLPI related to the development of the Chicago Permanent Facility. Refer to Note 15 “Leases” for further information.
(2)    Represents the Company’s share of VLT and table games revenue for Bally’s Twin River and Bally’s Tiverton due from the State of Rhode Island and for Bally’s Dover from the State of Delaware.

Deferred Payables

In order to execute on its strategy of improving working capital efficiency, the Company will, from time to time, participate in trade finance or deferred payable initiatives, including programs that may securitize or accelerate liquidity realized from receivables, or alternatively extend trade terms with certain suppliers or vendors. In certain cases, where the Company is not able to extend payment terms directly with suppliers or vendors, the Company will consider deferred payable solutions that simulate such trade term extensions. These solutions generally involve entering into exchange agreements with intermediary institutions who will make payments to the supplier or vendor within the original terms on behalf of the Company, in exchange for a new bill with terms that conform to the Company’s payment policy of net 90 days. The Company will then pay the new bill to the intermediary institutions, inclusive of any embedded premium, which the Company records as Interest expense, net, within three months or less. Amounts outstanding under these deferred payable arrangements were $85.3 million and $47.0 million as of March 31, 2026 (Successor) and December 31, 2025 (Successor), respectively, and are included in Accrued and other current liabilities on the condensed consolidated balance sheets.

The Company borrowed $86.6 million, $13.9 million and $79.6 million, under these deferred payable arrangements during the three months ended March 31, 2026 (Successor), the period from February 8, 2025 to March 31, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively. Additionally, the Company repaid $46.9 million, $5.0 million and $68.5 million, during the three months ended March 31, 2026 (Successor), the period from February 8, 2025 to March 31, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company incurred $1.4 million, $1.6 million and $0.5 million of interest expense under these arrangements during the three months ended March 31, 2026 (Successor), the period from February 8, 2025 to March 31, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively.

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

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses, including production and agency fees of campaigns, for the three months ended March 31, 2026 (Successor) was $5.1 million. Advertising expenses, including production and agency fees of campaign, for the period from February 8, 2025 to March 31, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), was $1.4 million and $0.9 million, respectively. The above advertising expenses are included in General and administrative on the condensed consolidated statements of operations. Additionally, the Company incurred certain advertising and marketing costs directly associated with the Company’s iGaming products and services of $38.0 million for the three months ended March 31, 2026 (Successor). Certain advertising and marketing costs incurred directly associated with the Company’s iGaming products and services of $18.1 million and $12.6 million during the period from February 8, 2025 to March 31, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively. These costs are included within Gaming expenses in the condensed consolidated statements of operations.

Share-Based Compensation

The Company recognized total share-based compensation expense of $2.6 million for the three months ended March 31, 2026 (Successor). For the period from February 8, 2025 to March 31, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), total share-based compensation expense was $2.7 million and $2.0 million, respectively. The total income tax benefit for share-based compensation arrangements was $0.7 million for the three months ended March 31, 2026 (Successor), and $0.7 million and $0.5 million for the period from February 8, 2025 to March 31, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively.

Bally’s Chicago Service Agreements

The Company is party to various agreements relating to the operations of certain services at the Company’s Bally’s Chicago Casino facilities (the “Bally’s Chicago Services Agreements”), including a long-term management agreement with a provider to operate and manage certain hospitality services at its permanent casino and resort upon opening. The Company expects to receive $50.0 million towards the construction and build out of certain casino facilities related to such services, payable in installments over 2 years, subject to certain conditions precedent (the “Bally’s Chicago Construction Investments”). Under the aforementioned hospitality services agreement, the Company received $7.8 million of Bally’s Chicago Construction Investments during the three months ended March 31, 2026 (Successor). As of March 31, 2026 (Successor), the Company has received $12.2 million in proceeds under this agreement. The Bally’s Chicago Construction Investments are recorded in “Other long-term liabilities” and will be amortized as a reduction of Non-gaming operating costs and expenses over the contract term upon commencement of operations at the permanent casino and resort. Upon commencement of the management services, the Company will pay a management fee and a share of net receipts to the providers, as applicable, which will be recognized as Non-gaming operating costs and expenses as incurred.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Provision for Income Taxes

During the three months ended March 31, 2026 (Successor) and the period from February 8, 2025 to March 31, 2025 (Successor), the Company recorded a benefit for income tax of $3.2 million and $97.1 million, respectively. For the period from January 1, 2025 to February 7, 2025 (Predecessor), the Company recorded a provision of $0.7 million. The effective tax rate for the three months ended March 31, 2026 (Successor), the period from February 8, 2025 to March 31, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor) was 2.0%, 155.2% and (1.3)%, respectively.

As of March 31, 2026 (Successor), the Company projects an annual tax benefit relative to its pre-tax loss offset in part by the valuation allowance on interest and a $13.3 million discrete provision on the benefit of the Bally’s Twin River sale-leaseback during the three months ended March 31, 2026 (Successor).
3.    RELATED PARTY TRANSACTIONS

Disposition of Carved-Out Business

In 2024, the Company sold portions of its international interactive business in Asia and certain other international markets in its Bally’s Intralot B2C reportable segment (the “Carved-Out Business”) to a company (the “Buyer”) formed by members of management of the Carved-Out Business for total consideration of $32.9 million, which consisted of a €30.0 million seven-year term note, subject to applicable interest.

Additionally in connection with the disposition, the Company acquired penny warrants that represent a 19.99% fully diluted equity interest in the Carved-Out Business, for approximately $1.9 million, which as a result is an unconsolidated entity accounted for under the equity method and is considered to be a related party under ASC 850.

Ownership of certain intellectual property previously owned by Bally’s and used by the Carved-Out Business has been transferred into an independent trust (the “Trust”). The Trust licenses the use of such intellectual property to the Carved-Out Business under a commercial license arrangement, with licensing fees paid to the Trust by the Buyer for a term of five years (subject to annual automatic extension) based on net gaming revenues of the Carved-Out Business. Any proceeds generated from the Trust property are distributed to the Company by the Trust and are recognized as licensing revenue and included in Non-gaming revenue in the condensed consolidated statements of operations, as development of iGaming capabilities remains a core part of Bally’s strategy.

During the fourth quarter of 2025 (Successor), the Company recorded a provision for credit loss of $17.1 million on the aforementioned term note. The net carrying value of the term note, included in Other assets within the condensed consolidated balance sheets, was $16.7 million and $17.1 million as of March 31, 2026 (Successor) and December 31, 2025 (Successor), respectively.

The Company recorded interest income on the seven-year term note of $0.5 million and $0.3 million included within Interest expense, net in the consolidated statements of operations during the period from February 8, 2025 to March 31, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively, and a de minimis amount during the three months ended March 31, 2026 (Successor). As of March 31, 2026 (Successor), the Company had $0.9 million, included within Accounts payable in the condensed consolidated balance sheets, payable to this equity method investee, and $6.1 million in receivables from this equity method investee included Accounts receivable, net as of December 31, 2025 (Successor).

Variable Interest Entities

Management has concluded that the Trust established in connection with the aforementioned disposal of the Carved-Out Business, is a VIE that will be consolidated based on the applicable criterion. Additionally, in connection with the acquisition of a controlling interest in Intralot during the fourth quarter of 2025, the Company evaluated the variable interests held by Intralot and concluded that DC09 LLC and Royal Highgate Ltd. are VIEs for which the Company is the primary beneficiary. As a result, these entities are consolidated in the Company’s condensed consolidated financial statements.

As of March 31, 2026 (Successor) and December 31, 2025 (Successor), consolidated VIEs had total assets of $59.7 million and $60.8 million respectively, and total liabilities of $22.6 million and $18.6 million, respectively. Consolidated VIEs had total revenues of $2.5 million, $4.9 million and $3.7 million for the three months ended March 31, 2026 (Successor), the period from February 8, 2025 to March 31, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4.    CONSOLIDATED FINANCIAL INFORMATION

General and Administrative Expense

Amounts included in General and administrative were as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2026	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025
Advertising, general and administrative	$300,648	$140,416	$100,969
Acquisition and integration	13,261	4,100	2,199
Merger costs	2,137	15,875	11,233
Total general and administrative	$316,046	$160,391	$114,401

Other Non-Operating (Expense) Income, Net

Amounts included in Other non-operating expense, net were as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2026	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025
Change in value of performance warrants	—	$—	$(1,180)
Loss on extinguishment of debt	(63,420)	(17,372)	—
(Loss) gain on fair value of fair value option assets	(104,273)	5,544	—
Net (loss) income from equity method investments	(2,913)	863	(594)
Foreign exchange gain	21,088	1,591	194
Other, net	3,706	344	(785)
Total other non-operating expense, net	(145,812)	$(9,030)	$(2,365)

Interest Expense, Net

Amounts included in Interest expense, net were as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2026	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025
Interest income	$2,591	$1,450	$(1)
Interest expense	(112,496)	(53,187)	(27,228)
Total interest expense, net	$(109,905)	$(51,737)	$(27,229)

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Standards Implemented

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326). The amendments clarify guidance related to Topic 326 for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers, and allowing for a practical expedient that assumes that current conditions as of the balance sheet do not change for the remaining life of the asset. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, and was adopted on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s financial statements and related disclosures.

Standards to Be Implemented

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this update align the requirements in the ASC to the SEC’s regulations. The effective date for each amended topic in the ASC is the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently in the process of evaluating the impact of this amendment on its financial statements and related disclosures.

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

Certain operations within the Company’s Casinos & Resorts and North America Interactive reportable segments act as an agent in operating gaming services on behalf of the state in which they are licensed. At these respective casino properties, gaming revenue is recognized when the wager is settled, which is when the customer has received the benefits of the Company’s gaming services and the Company has a present right to payment. The Company recorded revenue from its operations in these states on a net basis, which represents the percentage share entitled to the Company. Additionally, certain operations within the Company’s Bally’s Intralot B2C reportable segment act as an agent in providing virtual sports betting services on behalf of the applicable government authority. The Company collects wagers from players, remits net proceeds to the applicable government authority after payment of prizes, and retains a commission. As the Company does not control the underlying wagering activity, revenue is recognized on a net basis in an amount equal to the commission to which the Company is entitled. Revenue is recognized over time as wagering activity occurs and the outcome of the underlying bets is resolved.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Revenue Recognition

Hotel revenue is recognized when the customer obtains control through occupancy of the room over their stay at the hotel. Advance deposits for hotel rooms are recorded as liabilities until revenue recognition criteria are met. Food, beverage and retail revenues are recognized at the time the goods are sold from Company-operated outlets. Licensing revenue is recognized under the sales-and usage-based royalty exception available in ASC 606 for licenses of intellectual property whereby revenue is recognized in the period that the underlying sale or usage occurs as the fees due to the Company are contingent and based on the customer’s usage of the intellectual property. Technology services revenues from the use of the Company’s software to provide services to customers are recognized over time as the variability is resolved. Other revenue includes cancellation fees for hotel and meeting space services, which are recognized upon cancellation by the customer, and golf revenues from the Company’s operations of Bally’s Golf Links, which are recognized at the time of sale. Additionally, other revenue includes market access and business-to-business service revenue generated by the Bally’s Intralot B2B and North America Interactive reportable segments, which is recognized at the time the goods are sold or the service is provided, and are included in Non-gaming revenue within our condensed consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table provides a disaggregation of total revenue by segment:

(in thousands)	Casinos & Resorts	Bally’s Intralot B2B	Bally’s Intralot B2C	North America Interactive	Corporate & Other	Total
Three Months Ended March 31, 2026 (Successor)
Gaming	$300,698	$—	$239,132	$51,025	$—	$590,855
Non-gaming:
Hotel	29,654	—	—	—	—	29,654
Food and beverage	33,633	—	—	—	—	33,633
Licensing	—	3,011	—	—	—	3,011
Technology Services	—	58,905	—	—	—	58,905
Retail, entertainment and other	15,743	12,040	806	9,431	1,644	39,664
Non-gaming	79,030	73,956	806	9,431	1,644	164,867
Total revenue	$379,728	$73,956	$239,938	$60,456	$1,644	$755,722
Period from February 8, 2025 to March 31, 2025 (Successor)
Gaming	$178,534	$—	$107,736	$27,509	$—	$313,779
Non-gaming:
Hotel	18,713	—	—	—	—	18,713
Food and beverage	20,254	—	—	—	—	20,254
Licensing	—	4,883	—	—	—	4,883
Technology Services	—	—	—	—	—	—
Retail, entertainment and other	9,350	—	131	48	1,536	11,065
Non-gaming	48,317	4,883	131	48	1,536	54,915
Total revenue	$226,851	$4,883	$107,867	$27,557	$1,536	$368,694

Period from January 1, 2025 to February 7, 2025 (Predecessor)
Gaming	$95,984	$—	$74,849	$14,934	$—	$185,767
Non-gaming:
Hotel	11,006	—	—	—	—	11,006
Food and beverage	11,304	—	—	—	—	11,304
Licensing	—	3,720	—	—	—	3,720
Technology Services	—	—	—	—	—	—
Retail, entertainment and other	6,005	—	416	2,007	273	8,701
Non-gaming	28,315	3,720	416	2,007	273	34,731
Total revenue	$124,299	$3,720	$75,265	$16,941	$273	$220,498

Contract Assets and Contract Related Liabilities

The Company’s receivables related to contracts with customers are primarily comprised of marker balances, interactive platform business-to-business service receivables, other amounts due from gaming activities, amounts due for hotel stays and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers were $52.8 million and $57.5 million as of March 31, 2026 (Successor) and December 31, 2025 (Successor), respectively.

The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, advance deposits made for goods and services yet to be provided and unpaid wagers. All of the contract liabilities are short-term in nature and are included in Note 13 “Accrued and Other Current Liabilities” in the condensed consolidated balance sheet.

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

Unpaid wagers include the Company’s outstanding chip liability and unpaid slot, pari-mutuel and sports betting tickets.

Liabilities related to contracts with customers were as follows:

(in thousands)	March 31, 2026 (Successor)	December 31, 2025 (Successor)
Unpaid wagers	$57,243	$60,238
Advanced deposits from customers	28,580	27,512
Loyalty programs	9,971	10,519
Total	$95,794	$98,269

The Company recognized $5.1 million, $3.2 million and $2.2 million of revenue related to loyalty program redemptions for the three months ended March 31, 2026 (Successor), the period from February 8, 2025 to March 31, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively.

7.    BUSINESS COMBINATIONS

Intralot Transaction

As described in Note 1 “General Information”, the Company completed the Intralot Transaction on October 8, 2025, with the Company obtaining a controlling financial interest in Intralot and retaining control of Bally’s International Interactive. The transaction with Intralot was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations (“ASC 805”), with the Company as the accounting acquirer.

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

The preliminary fair value of the transaction consideration for the Company’s 57.9% interest in Intralot as of the Intralot Closing Date was approximately $1.6 billion, which represents the fair value of Intralot shares issued to the Company plus the Company’s pre-existing investment in Intralot of approximately $280.6 million as of the Intralot Closing Date. As disclosed in Note 2 “Summary of Significant Accounting Policies,” the Company’s previous investment in Intralot was accounted for as an equity method investment under the fair value option and was adjusted to fair value immediately prior to closing of the transaction.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The preliminary allocation of the purchase price is as follows:

	As of October 8, 2025
(in thousands)	Preliminary as of October 8, 2025	Year to Date Adjustments	Preliminary as of March 31, 2026
Cash and cash equivalents	$2,054,955	$—	$2,054,955
Restricted cash	41,341	—	41,341
Other current assets	143,403	4,130	147,533
Property and equipment	87,769	(1,905)	85,864
Right of use assets	20,486	—	20,486
Intangible assets	828,235	20,634	848,869
Other assets	39,349	—	39,349
Total current liabilities	(150,097)	—	(150,097)
Lease liabilities	(18,211)	—	(18,211)
Long-term debt	(1,982,214)	—	(1,982,214)
Other long-term liabilities	(159,822)	(4,469)	(164,291)
Non-controlling interest	(1,063,664)	—	(1,063,664)
Goodwill	1,763,226	(18,390)	1,744,836
Total fair value of net assets acquired	$1,604,756	$—	$1,604,756

The purchase consideration has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based upon their preliminary estimated fair values as of the acquisition date, with the excess of the purchase consideration over the aggregate net fair values recorded as goodwill, which is not deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include an organized workforce and expected synergies from future cost savings and revenue driven by the integration of Bally’s intellectual property into Intralot’s product offerings as well as cross selling product offerings of Intralot and Bally’s International Interactive into existing and new markets. Goodwill has been assigned to the segments expected to benefit from the transaction on a relative fair value basis, which includes $964.5 million and $780.4 million to the Bally’s Intralot B2B and Bally’s Intralot B2C segments, respectively. The Non-controlling interest was initially measured at its fair value based on the trading price of Intralot stock on the date of closing. Certain adjustments have been made to Intralot’s historical carrying values to conform accounting policies with the Company, including IFRS to GAAP conversion adjustments, with any such adjustments recorded to equity.

The Company recorded intangible assets based on estimates of fair value which consisted of the following (in thousands):

	Valuation Approach	Estimated Useful Life (in years)	Estimated Fair Value
Developed technology	Relief from royalty method	13	$258,568
Intralot trade name	Relief from royalty method	13	61,390
Customer relationships	Multi-period excess earnings method	25	219,748
Backlog	Multi-period excess earnings method	8	309,163
Total fair value of intangible assets			$848,869

The valuation of intangible assets was determined using an income approach methodology including the multi-period excess earnings method and the relief from royalty method. Level 3 inputs used in estimating future cash flows included terminal growth rates of 3%, a royalty rate of 1.5% for the Intralot trade name and 15.0% for other acquired intangibles, discount rates between 7.5% and 8.5%, and operating cash flows. The projected future cash flows are discounted to present value using an appropriate discount rate. As of March 31, 2026 (Successor), the Company is in the process of completing its valuation of tangible and intangible assets and the allocation of the purchase price to net assets, including the allocation of goodwill to reporting units, which will be completed once the valuation process has been finalized.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company incurred $6.6 million of transaction-related expenses for the three months ended March 31, 2026 (Successor) in connection with the transaction primarily related to legal and professional fees, which have been included within “General and administrative” in the condensed consolidated statements of operations.

Revenue and net loss of Intralot attributable to Bally’s of $95.2 million and $31.7 million, respectively, have been included within the accompanying condensed consolidated statement of income for the three months ended March 31, 2026 (Successor).

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information is presented to illustrate the estimated effects of the transaction as if the transaction had occurred on January 1, 2024:

(in thousands)	Three Months Ended March 31, 2025
Pro forma revenue	$690,228
Pro forma net loss	$(42,008)

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

The final allocation of the purchase price is as follows:

(in thousands)	As of February 7, 2025
Cash and cash equivalents	$173,550
Restricted cash	57,352
Other current assets	210,447
Property and equipment	1,060,741
Right of use assets	1,709,561
Goodwill	1,611,192
Intangible assets	1,819,421
Other assets	120,887
Total current liabilities	(567,902)
Lease liabilities	(1,840,368)
Long-term debt	(2,914,688)
Other long-term liabilities	(484,546)
Net assets acquired	$955,647

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The purchase consideration has been allocated to the tangible and identifiable intangible assets and liabilities based upon their estimated fair values as of the acquisition date, with the excess of the purchase consideration over the aggregate net fair values recorded as goodwill, which is not deductible for tax purposes. Accounts receivable, other assets, current liabilities and inventories were stated at their historical carrying value, which approximates fair value given the short-term nature of these assets and liabilities. The estimate of fair value for property and equipment and owned real property was based on an assessment of the assets’ condition as well as an evaluation of the current market value of such assets. The fair value of leasehold interests were estimated based on evaluating contractual rent payments relative to market rent giving consideration to the Company’s capitalization rates and rent coverage ratios, under the income method or by estimating the fee simple value and estimated rate of return, depending on the nature of the underlying leasehold interest. In connection with remeasuring the Company’s lease liabilities, unfavorable off-market components of $130.8 million were recognized as a decrease to the Company’s right of use assets, and will be amortized as a reduction of lease expense on a straight line basis over the remaining lease term.
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

The Company incurred $2.1 million, $15.9 million and $11.2 million of transaction related expenses for the three months ended March 31, 2026 (Successor), the period from February 8, 2025 to March 31, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively. Transaction-related expenses were incurred in connection with the Merger and are primarily related to legal and professional fees, which have been included in General and administrative in the condensed consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets was comprised of the following:

(in thousands)	March 31, 2026 (Successor)	December 31, 2025 (Successor)
Sales tax	$47,237	$44,161
Services and license agreements	35,043	26,732
Prepaid marketing	13,235	13,516
Loan receivable	10,103	8,573
Prepaid insurance	9,647	14,866
Short term derivative assets	4,038	3,975
Short term notes receivable	14,375	14,730
Other	29,605	33,056
Total prepaid expenses and other current assets	$163,283	$159,609

9.    PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following:

(in thousands)	March 31, 2026 (Successor)	December 31, 2025 (Successor)
Land and improvements(1)(2)	$236,930	$98,527
Building and improvements(2)	176,438	712,236
Equipment	270,633	265,357
Furniture and fixtures	55,591	54,146
Construction in process	37,326	27,621
Total property, plant and equipment	776,918	1,157,887
Less: Accumulated depreciation(2)	(108,060)	(94,148)
Property and equipment, net	$668,858	$1,063,739
__________________________________
(1)    Includes $191.9 million as of March 31, 2026 (Successor) related to the City of New York conveyance arrangement.
(2)    During the first quarter of 2026, the Company derecognized $65.6 million, $542.3 million, and $(13.5) million of Land and improvements, Building and improvements, and Accumulated depreciation, respectively, as part of the Bally’s Twin River sale-leaseback transaction with GLPI. Refer to Note 15 “Leases” for further information.

Depreciation expense relating to property and equipment was $28.7 million, $14.5 million and $7.6 million for the three months ended March 31, 2026 (Successor), the period from February 8, 2025 to March 31, 2025 (Successor), and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively.

The Company recorded capitalized interest of $1.7 million and $0.8 million during the period from February 8, 2025 to March 31, 2025 (Successor), and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively. There was no recorded capitalized interest during the three months ended March 31, 2026 (Successor).

Bally’s New York

In November 2025, the Company entered into a conveyance arrangement with the City of New York, under which it obtained specific land and associated property interests for its New York development initiative when the transaction closed on February 12, 2026. The transaction was accounted for as an asset acquisition.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Upon closing, the Company recognized a $190.1 million land asset and a corresponding liability of $183.6 million for its obligation to fund specified capital improvements and related infrastructure associated with the conveyance arrangement. The liability was initially measured at fair value based on the present value of estimated future cash expenditures. The fair value was determined using level 3 inputs, including a discount rate of 6.6% and the Company’s estimates of cost to complete the committed capital spend. Accretion of the liability over the construction period is capitalized to the related land asset, and the liability is reduced as capital expenditures are incurred. Refer to Note 17 “Commitments and Contingencies” for additional information regarding the conveyance arrangement and related commitments.

As of March 31, 2026 (Successor), the Company’s current portion of the liability, recorded within Accrued and other current liabilities, was $4.7 million. The long-term portion of the liability, recorded within Other long-term liabilities was $180.7 million. The Company recorded $1.8 million of accretion during the three months ended March 31, 2026 (Successor).

10.    GOODWILL AND INTANGIBLE ASSETS

The change in carrying value of goodwill by reportable segment is as follows:

(In thousands)	Casinos & Resorts	Bally’s Intralot B2B	Bally’s Intralot B2C	North America Interactive	Corporate & Other	Total
Goodwill as of December 31, 2025 (Successor)(1)	$642,055	$994,179	$1,755,394	$—	$41,265	$3,432,893
Current year measurement period adjustments	—	(18,390)	—	—	—	(18,390)
Goodwill measurement period segment re-allocation	—	5,513	(5,513)	—	—	—
Effect of foreign exchange	—	(4,720)	(37,064)	—	—	(41,784)
Goodwill as of March 31, 2026 (Successor)(1)	$642,055	$976,582	$1,712,817	$—	$41,265	$3,372,719
__________________________________
(1)    Amounts are shown net of accumulated goodwill impairment charges of $73.3 million for Bally’s Intralot B2B.

The change in intangible assets, net is as follows (in thousands):

Intangible assets as of December 31, 2025 (Successor)	$3,000,983
Measurement period adjustments	20,634
Effect of foreign exchange	(36,524)
Software development costs	8,158
Amortization expense	(68,751)
Intangible assets, net as of March 31, 2026 (Successor)	$2,924,500

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company’s identifiable intangible assets consist of the following:

	March 31, 2026 (Successor)
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Trade names	$141,582	$(11,280)	$130,302
Customer relationships	583,179	(116,151)	467,028
Developed technology	523,491	(70,867)	452,624
Internally developed software	38,661	(1,863)	36,798
Gaming licenses	1,279,780	(57,042)	1,222,738
Licensing asset	34,062	(2,567)	31,495
Backlog	304,260	(18,119)	286,141
Other	25,350	(5,976)	19,374
Total amortizable intangible assets	2,930,365	(283,865)	2,646,500
Intangible assets not subject to amortization:
Trade names	278,000	—	278,000
Total unamortizable intangible assets	278,000	—	278,000
Total intangible assets, net	$3,208,365	$(283,865)	$2,924,500

	December 31, 2025 (Successor)
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Gaming licenses	$1,279,780	$(43,882)	$1,235,898
Customer relationships	588,320	(91,471)	496,849
Developed technology	535,530	(53,724)	481,806
Backlog	297,551	(8,554)	288,997
Trade names	144,801	(8,628)	136,173
Licensing asset	34,902	(1,384)	33,518
Internally developed software	31,214	(1,351)	29,863
Other	25,412	(5,533)	19,879
Total amortizable intangible assets	2,937,510	(214,527)	2,722,983
Intangible assets not subject to amortization:
Trade names	278,000	—	278,000
Total unamortizable intangible assets	278,000	—	278,000
Total intangible assets, net	$3,215,510	$(214,527)	$3,000,983

Amortization of intangible assets was approximately $68.8 million, $32.9 million and $14.8 million for the three months ended March 31, 2026 (Successor), the period from February 8, 2025 to March 31, 2025 (Successor), and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table reflects the remaining amortization expense associated with the finite-lived intangible assets as of March 31, 2026 (Successor):

(in thousands)
Remaining 2026	$220,383
2027	293,124
2028	272,734
2029	203,254
2030	178,679
Thereafter	1,478,326
Total	$2,646,500

11.    DERIVATIVE INSTRUMENTS

The Company utilizes derivative instruments in order to mitigate interest rate and currency exchange rate risk in accordance with its financial risk and liability management policy.

During the year ended December 31, 2023, the Company entered into a series of interest rate contracts and cross currency swap derivative transactions with multiple bank counterparties in order to synthetically convert a notional aggregate amount of $500.0 million of the Company’s USD denominated variable rate Term Loan Facility, as disclosed in Note 14 “Long-Term Debt,” into fixed rate debt over five years and $200.0 million of the Term Loan Facility, to an equivalent GBP denominated floating rate instrument over three years. These contracts mature in October, 2028 and 2026, respectively.

Additionally, during the year ended December 31, 2024 the Company entered into a series of interest rate contracts in a notional aggregate amount of $1.00 billion, to further manage the Company’s exposure to interest rate movements associated with the Company’s variable rate Term Loan Facility through its synthetic conversion to fixed rate debt. The tenor of these contracts were matched with the maturity of the Term Loan Facility tranche maturing on October 1, 2028.

Cross Currency Swaps

Economic Hedges - During the fourth quarter of 2024 (Predecessor), the Company de-designated its EUR-GBP cross currency swaps as net investment hedges and began recording changes in fair value of the derivative and the accrual of foreign currency and USD denominated coupons through earnings reported in Other non-operating income (expense), net in the consolidated statements of operations.

During the fourth quarter of 2025 (Successor), concurrent with the Intralot Transaction, the Company de-designated its USD-GBP cross currency swaps as net investment hedges and began recording changes in fair value of the derivative and the accrual of foreign currency and USD denominated coupons through earnings reported in Other non-operating income (expense), net in the condensed consolidated statements of operations. Refer to Note 1 “General Information” and Note 7 “Business Combinations” for further information.

The following table summarize the Company’s cross currency swap arrangements as of March 31, 2026 (Successor) and December 31, 2025 (Successor).

(in thousands)	Hedge Designation	Notional Sold	Notional Purchased
Cross currency swaps	Economic Hedge	€461,595	£387,531
Cross currency swaps	Economic Hedge	£546,759	$700,000

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Cash Flow Hedges

Interest Rate Contracts - The Company’s objectives in using interest rate derivatives are to hedge its exposure to variability in cash flows on a portion of its floating-rate debt, to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and collars as part of its financial risk and liability management policy. The Company’s interest rate swaps and collars were designated as cash flow hedges under ASC 815.

Economic Hedges - During the three months ended March 31, 2026 (Successor), as a result of the paydown of the Term Loan Facility and issuance of the 2026 Term Loan Credit Facility, the Company de-designated its Interest Rate Contracts as cash flow hedges and began recording changes in fair value of the derivative and the accrual of interest rate movements through earnings reported in Other non-operating income (expense), net in the condensed consolidated statements of operations. At the time of de-designation, amounts in Accumulated other comprehensive income (loss) were frozen and will be amortized through Interest expense, net through the maturity date of the Interest Rate Contracts. In addition, as a result of the lower principal of the 2026 Term Loan Credit Facility compared to the notional amounts of the Interest Rate Contracts, a pro-rata amount of accumulated other comprehensive loss of was recorded in Other non-operating expense, net in the condensed consolidated statements of operations.

As of March 31, 2026 (Successor) and December 31, 2025 (Successor), the notional value of the Company’s interest rate contracts was $1.5 billion. Refer to Note 12 “Fair Value Measurements” for further information.

12.    FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		March 31, 2026 (Successor)
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$559,304	$—	$—
Restricted cash	Restricted cash	94,083	—	—
Investment in The Star	Other assets	197,012	—	—
Investment in GLPI partnership	Other assets	—	33,581	—
Derivative assets not designated as hedging instruments:
Cross currency swaps	Prepaid expenses and other current assets	—	4,038	—
Cross currency swaps	Other assets	—	5,870	—
Total derivative assets at fair value		—	9,908	—
Total assets		$850,399	$43,489	$—
Liabilities:
Contingent consideration	Other long-term liabilities	$—	$—	$8,885
Derivative liabilities not designated as hedging instruments:
Cross currency swaps	Accrued and other current liabilities	—	12,393	—
Cross currency swaps	Other long-term liabilities	—	39,502	—
Interest rate contracts	Accrued and other current liabilities	—	6,806	—
Interest rate contracts	Other long-term liabilities	—	19,083	—
Total derivative liabilities at fair value		—	77,784	—
Total liabilities		$—	$77,784	$8,885

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		December 31, 2025 (Successor)
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$798,423	$—	$—
Restricted Cash	Restricted cash	108,263	—	—
Investment in GLPI partnership	Other assets	—	18,946	—
Investment in The Star	Other assets	301,285	—	—
Derivative assets not designated as hedging instruments:
Cross currency swaps	Prepaid expenses and other current assets	—	3,975	—
Cross currency swaps	Other assets	—	1,111	—
Total derivatives at fair value		—	5,086	—
Total assets		$1,207,971	$24,032	$—
Liabilities:
Contingent consideration	Accrued and other current liabilities	$—	$—	$115,000
Contingent consideration	Other long-term liabilities	—	—	8,885
Derivatives not designated as hedging instruments
Cross currency swaps	Accrued and other current liabilities	—	17,643	—
Cross currency swaps	Other long-term liabilities	—	51,716	—
Derivative liabilities designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	—	9,166	—
Interest rate contracts	Other long-term liabilities	—	29,854	—
Total derivative liabilities at fair value		—	108,379	—
Total liabilities		$—	$108,379	$123,885

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities:

Contingent Consideration Liability
(in thousands)
Beginning as of December 31, 2025 (Successor)	$123,885
Payments in period	(115,000)
Ending as of March 31, 2026 (Successor)	$8,885

(in thousands)	Sinclair Performance Warrant Liability	Contingent Consideration Liability
Beginning as of December 31, 2024 (Predecessor)	$58,668	$59,923
Change in fair value	1,180	786
Ending as of February 7, 2025 (Predecessor)	$59,848	$60,709

Beginning as of February 8, 2025 (Successor)	$—	$60,709
Change in fair value	—	—
Ending as of March 31, 2025 (Successor)	$—	$60,709

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The fair value gains (losses) recognized in the condensed consolidated statements of operations for derivative instruments were as follows:

	Condensed Consolidated Statements of Operations Location	Successor		Predecessor
(in thousands)		Three Months Ended March 31, 2026	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025
Derivatives not designated as hedging instruments
Sinclair Performance Warrants	Other non-operating expense, net	$—	$—	$(1,180)
Cross Currency Swaps	Other non-operating expense, net	22,732	221	50
Interest rate contracts	Other non-operating expense, net	11,894	—	—
Derivatives designated as hedging instruments
Interest rate contracts	Interest expense, net	$4,692	$485	$(105)
Cross currency swaps	Interest expense, net	—	369	7

Derivative Instruments

The fair values of interest rate contracts and cross currency swap assets and liabilities are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on estimates using currency spot and forward rates and standard pricing models that consider the value of future cash flows as of the balance sheet date, discounted to a present value using discount factors that match both the time to maturity and currency of the underlying instruments. These standard pricing models utilize inputs that are derived from or corroborated by observable market data such as interest rate yield curves as well as currency spot and forward rates. When designated as hedging instruments, changes in the fair value of these contracts are reported as a component of other comprehensive income (loss). When not designated as hedging instruments, changes in fair value of these contracts are reported within Other non-operating income (expense), net in the condensed consolidated statements of operations.

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

Contingent Consideration

In connection with the acquisition of Bally’s Golf Links on September 12, 2023 (Predecessor), the purchase price included future cash payments totaling up to $125 million to the seller, based upon future events, which were uncertain at the time of acquisition. The Company recorded contingent consideration at fair value as a liability on the acquisition date, which was subsequently remeasured at each reporting date within “Other, non-operating expenses, net” in the condensed consolidated statements of operations. The contingent consideration was valued at $8.9 million and $123.9 million as of March 31, 2026 (Successor) and December 31, 2025 (Successor), respectively. Level 3 inputs to this valuation approach included the Company’s estimated probabilities of achieving the conditions for payment, expected terms between 1.5 and 3 years, and discount rates between 7.2% and 7.8%. During the three months ended March 31, 2026 (Successor), the contingency related to $115 million of the $125 million total payments was resolved and paid.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Investment in GLPI Partnership

The Company holds a limited partnership interest in GLP Capital, L.P., the operating partnership of GLPI. The investment is reported at fair value based on Level 2 inputs, with changes to fair value included within Other non-operating expense, net of the condensed consolidated statements of operations.

Long-Term Debt

The fair value of the Company’s Term Loan Facility and senior notes are estimated based on quoted prices in active markets and are classified as Level 1 measurements. The fair value of the Revolving Credit Facility approximates its carrying amount as it is revolving, variable rate debt, and is also classified as a Level 1 measurement. In the table below, the carrying amounts of the Company’s long-term debt are net of debt issuance costs, debt discounts and fair value adjustments. Refer to Note 14 “Long-Term Debt” for further information.

	March 31, 2026 (Successor)		December 31, 2025 (Successor)
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2026 Term Loans	$1,042,818	$1,100,000	$—	$—
Term Loan Facility	—	—	1,408,953	1,458,438
Intralot British Term Loan	526,077	514,944	537,234	519,315
Intralot Greek Term Loan	229,305	223,602	234,962	230,370
Intralot 6.00% Retail Bond due 2029	153,087	151,889	157,214	155,022
5.625% Senior Notes due 2029	589,596	482,813	580,494	562,500
5.875% Senior Notes due 2031	524,004	429,056	517,458	484,181
Intralot 6.75% Senior Secured Notes due 2031	691,497	658,088	708,787	699,706
Intralot Supplemental Indenture	2,377	2,377	2,436	2,436
Intralot Floating Rate Senior Notes due 2031	344,590	329,594	353,119	347,858

13.    ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following:

(in thousands)	March 31, 2026 (Successor)	December 31, 2025 (Successor)
Gaming liabilities	$221,788	$232,804
Compensation	84,066	82,352
Interest payable	67,209	87,081
Construction	59,996	46,109
Professional services	46,717	49,885
Insurance reserve	32,097	32,829
Contingent consideration payable	—	115,000
New York gaming license fee	—	500,000
Other	207,617	181,739
Total accrued and other current liabilities	$719,490	$1,327,799

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.    LONG-TERM DEBT

As of March 31, 2026 (Successor) and December 31, 2025 (Successor), long-term debt consisted of the following:

(in thousands)	March 31, 2026 (Successor)	December 31, 2025 (Successor)
2026 Term Loans	$1,100,000	$—
Term Loan Facility(1)	—	1,472,594
Intralot British Term Loan	527,472	538,720
Intralot Greek Term Loan	229,305	234,962
Revolving Credit Facility	303,750	—
Intralot 6.00% Greek Retail Bond due 2029	149,048	152,726
Fixed Rate Senior Notes:
5.625% Senior Notes due 2029	750,000	750,000
5.875% Senior Notes due 2031	735,000	735,000
Intralot 6.75% Senior Secured Notes due 2031	687,916	704,886
Intralot Floating Rate Senior Notes due 2031(2)	343,958	352,443
Intralot Supplemental Indenture	2,377	2,436
Less: Unamortized original issue discount	(53,976)	—
Less: Unamortized fair value adjustment(3)	(367,749)	(443,110)
Long-term debt, including current portion	4,407,101	4,500,657
Less: Current portion of Term Loan, and Intralot Greek Term Loan	(17,198)	(37,344)
Long-term debt, net of discount and deferred financing fees; excluding current portion	$4,389,903	$4,463,313
__________________________________
(1)    The Company had a series of interest rate derivatives to synthetically convert $1.0 billion notional of the Company’s variable rate Term Loan Facility into fixed rate debt, and a series of cross currency swap derivatives to synthetically convert $500.0 million and $200.0 million notional of the Company’s USD denominated Term Loan Facility into fixed rate EUR and GBP denominated debt, respectively, through its maturity in 2028. Refer to Note 11 “Derivative Instruments” for further information.
(2)    At March 31, 2026 the interest rate of the Floating Rate Senior Notes was 6.579%.
(3)    Represents the adjustment to recognize the Company’s existing debt at fair value in the Merger, as well as the fair value adjustment to the Company’s assumed Intralot debt in connection with the Intralot Transaction. These adjustments are amortized through Interest expense, net using the effective interest method.

Unsecured Notes

In August 2021, two unrestricted subsidiaries (together, the “Escrow Issuers”) of the Company issued $750.0 million aggregate principal amount of 5.625% senior notes due 2029 (the “2029 Notes”) and $750.0 million aggregate principal amount of 5.875% senior notes due 2031 (the “2031 Notes” and, together with the 2029 Notes, the “Senior Notes”). The Senior Notes were issued pursuant to an indenture, dated as of August 20, 2021, among the Escrow Issuers and U.S. Bank National Association, as trustee. The Senior Notes are guaranteed, jointly and severally, by certain of the Company’s restricted subsidiaries that guarantees the Company’s obligations under its Credit Agreement (as defined below).

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

Credit Facility

On October 1, 2021, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other lenders party thereto, providing for senior secured financing of up to $2.565 billion, consisting of a senior secured term loan facility in an aggregate principal amount of $1.945 billion (the “Term Loan Facility”), which was to mature in 2028, and a senior secured revolving credit facility in an aggregate principal amount of $620.0 million (the “Revolving Credit Facility”). In February 2026, total commitments under the Revolving Credit Facility had been reduced to approximately $519.3 million following certain commitment reductions, including reductions in connection with the Bally’s Twin River sale-leaseback transaction, which were partially offset by incremental commitments. As of March 31, 2026 (Successor), there was $183.6 million available under the Company’s Revolving Credit Facility.

In September 2025, the Company executed a Third Amendment to the Credit Agreement (“Amendment No. 3”) and an Incremental Joinder Agreement that collectively extended and increased the revolving credit facility and updated certain covenants and pricing provisions. Following the effectiveness of these amendments in January 2026, a portion of the revolving credit facility will mature in 2028, while the remaining portion will mature in 2026. In February 2026, the Company also executed a Fourth Amendment to the Credit Agreement (“Amendment No. 4”), which increased the interest rate margins applicable to revolving loans and swingline loans.

The credit facilities allow the Company to increase the size of the Term Loan Facility or request one or more incremental term loan facilities or increase commitments under the Revolving Credit Facility or add one or more incremental revolving facilities in an aggregate amount not to exceed the greater of $325.0 million and 50% of the Company’s consolidated EBITDA for the most recent four-quarter period plus or minus certain amounts as specified in the Credit Agreement, including an unlimited amount subject to compliance with a consolidated total secured net leverage ratio as set out in the Credit Agreement.

The credit facilities are guaranteed by the Company’s restricted subsidiaries, subject to certain exceptions, and secured by a first-priority lien on substantially all of the Company’s and each of the guarantors’ assets, subject to certain exceptions.

The Company’s borrowings under the credit facilities bear interest at a rate equal to, at the Company’s option, either (1) the term Secured Overnight Financing Rate (“SOFR”), adjusted for certain additional costs and subject to a floor of 0.50% in the case of term loans and 0.00% in the case of revolving loans or (2) a base rate determined by reference to the greatest of (a) the federal funds rate plus 0.50%, (b) the prime rate, (c) the one-month SOFR rate plus 1.00%, (d) solely in the case of term loans, 1.50% and (e) solely in the case of revolving loans, 1.00%, in each case of clauses (1) and (2), plus an applicable margin. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.50% or 0.375% commitment fee in respect of commitments under the Revolving Credit Facility, with the applicable commitment fee determined based on the Company’s total net leverage ratio.

The credit facilities contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that, following the effectiveness of Amendment No. 3, applies when utilization under the Revolving Credit Facility exceeds 25% of the total revolving commitment.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In May 2026, the Required Revolving Lenders and Administrative Agent under the Company’s Revolving Credit Facility conditionally waived compliance with the consolidated net leverage ratio covenant for each fiscal quarter ending during the period commencing March 31, 2026 through the earlier of (i) the Company’s election to terminate the waiver upon certifying compliance with the covenant as of the most recently ended fiscal quarter, or (ii) the date immediately preceding the delivery of the compliance certificate for the quarter ending March 31, 2027 (the “Covenant Waiver Period”). The waiver remains subject to the Company’s ongoing satisfaction of certain liquidity maintenance requirements, restrictions on additional secured indebtedness, compliance with the covenants under the Company’s term loan credit agreement and agreement to enter into an amendment to the revolving credit facility within a specified period in order to incorporate certain covenants from the Company’s term loan credit agreement. Failure to satisfy any such condition will result in automatic termination of the waiver and reinstatement of the covenant in full force and effect. As of the date of this filing, the Company was in compliance with all applicable terms of the waiver. The Company expects to remain in compliance through the Covenant Waiver Period and, for applicable covenants, through the next twelve months.

In an effort to mitigate the interest rate risk associated with the Company’s variable rate credit facilities, the Company utilizes interest rate and cross currency swap derivative instruments. Refer to Note 11 “Derivative Instruments” for further information.

In connection with the issuance of the 2026 Term Loan Credit Facility described below, the Company repaid in full the outstanding balance under its Term Loan Facility, paying $1.48 billion in cash for a $1.47 billion reduction in principal and $5.9 million settlement of accrued interest, and recognized a $63.4 million loss on extinguishment of debt which represents the unamortized fair value adjustment as of the repayment date.

2026 Term Loans

On February 11, 2026, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a new term loan credit facility (the “2026 Term Loan Credit Facility”). The 2026 Term Loan Credit Facility provides for $1.1 billion of senior secured term loans (the “2026 Term Loans”) maturing on February 11, 2031, however, if the Company’s 2029 Notes remain outstanding as of March 1, 2029, the maturity date of the Term Loans will be March 1, 2029.

Borrowings under the 2026 Term Loan Credit Facility bear interest, at the Company’s option, at either (i) an alternate base rate, subject to a 3.0% floor, plus a margin of 6.5% per annum, or (ii) Term SOFR, subject to a 3.0% floor, plus a margin of 7.5% per annum. The Company may elect to pay a portion of the accrued interest on the 2026 Term Loans in kind, up to 3.5% per annum.

The 2026 Term Loans are guaranteed by certain of the Company’s restricted subsidiaries and are secured by substantially all assets of the Company and the guarantors, subject to certain exceptions. The 2026 Term Loans are secured on a pari passu basis with the obligations under the Company’s Revolving Credit Facility. The 2026 Term Loan credit facility contain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens.

Intralot Greek Retail Bond

In February 2024, Intralot established a common bond loan program (the “Intralot Greek Retail Bond”) for the issuance of up to €130.0 million aggregate principal amount of bonds, with a minimum issuance of €120.0 million The bonds admitted to trading on the Fixed Income Securities category of the Regulated Market of the Athens Stock Exchange. As of March 31, 2026 (Successor) and December 31, 2025 (Successor), there was €130.0 million aggregate principal amount outstanding under the Intralot Greek Retail Bond.

The bonds bear interest at a fixed rate of 6.00% per annum, payable semi-annually, which will remain fixed throughout the duration of the bonds. Upon its maturity on February 27, 2029, Intralot will be required to repay the principal in full, together with outstanding accrued interest and any other amounts payable. Intralot may redeem all or a portion of the bonds, subject to a minimum redemption amount of €15.0 million and a requirement that at least €50.0 million in aggregate principal amount remain outstanding after any partial redemption.

The Intralot Greek Retail Bond is an unsecured obligation of Intralot, with the benefit of a first-priority pledge over a designated bond loan collateral account. The bonds rank pari passu with the claims of all other unsecured creditors of Intralot, with the exception of claims that have a statutory privilege. The Intralot Greek Retail Bond is not guaranteed by any of Intralot’s subsidiaries.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In the event of a change of control each bondholder has the right to require Intralot to repurchase of part or all of such bondholder’s bonds at a price equal to 101% of the nominal value, plus accrued and unpaid interest and any additional amounts.

Intralot Greek Senior Facilities Agreement

On October 3, 2025, Intralot Capital Luxembourg S.A. (“Intralot Capital”), a wholly owned indirect subsidiary of the Company, entered into a Senior Facilities Agreement (the “Intralot Greek Term Loan”) with Alpha Bank S.A., Optima Bank S.A., Piraeus Bank S.A., CrediaBank S.A. and other parties, providing for an amortizing euro-denominated term loan facility in an aggregate amount up to €200.0 million. As of March 31, 2026 (Successor) and December 31, 2025 (Successor), Intralot had €200.0 million outstanding under the Intralot Greek Term Loan.

The Intralot Greek Term Loan bears interest at a fixed rate equal to 7.0% per annum. Interest periods may be selected in accordance with the agreement terms. The Intralot Greek Term Loan requires semi-annual principal repayments plus accrued interest through the maturity date of October 8, 2029. The Intralot Greek Term Loan is secured by substantially all assets of Intralot Capital and the guarantors party thereto, subject to certain exceptions. Subject to an intercreditor agreement, Intralot Greek Term Loan caries the same security priority as other senior secured obligations of Intralot Capital.

Intralot British Pound Term Loan

Intralot Capital is a party to a Senior Facilities Agreement (the “Intralot British Term Loan”) with various lenders and agents, providing for a sterling-denominated term loan facility in an aggregate principal amount of £400.0 million, maturing on October 8, 2031. The Intralot British Term Loan is secured by first-ranking security interests, including pledges of shares in Intralot Capital and material subsidiaries of Intralot and, in certain jurisdictions, security over substantially all assets of the obligors. As of March 31, 2026 (Successor) and December 31, 2025 (Successor), £400.0 million was outstanding under the Intralot British Term Loan.

The Intralot British Term Loan bears interest at a rate equal to SONIA (Sterling Overnight Index Average) plus a margin of 5.5%. Interest periods may be one, three, or six months, or such other periods as agreed among the parties. The Borrower pays accrued interest on the last day of each interest period.

Intralot Fixed and Floating Interest Rate Bonds

Intralot Capital has issued €600 million aggregate principal amount of 6.75% Senior Secured Fixed Rate Notes due 2031 (the “Intralot Fixed Rate Notes”) and €300 million aggregate principal amount of Senior Secured Floating Rate Notes due 2031 (the “Intralot Floating Rate Notes” and, together with the Intralot Fixed Rate Notes, the “Intralot Notes”), pursuant to an indenture dated September 30, 2025 (the “Intralot Indenture”) among Intralot Capital, Intralot, and its subsidiaries, as guarantor, and The Law Debenture Trust Corporation p.l.c., as trustee. As of March 31, 2026 (Successor) and December 31, 2025 (Successor), the full €900 million aggregate principal amount of the Intralot Notes was outstanding.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

Intralot Super Senior Revolving Credit Facility

Intralot Capital is a party to a Super Senior Revolving Credit Facility Agreement (the “Intralot RCF Agreement”) with various lenders and agents, providing for total permitted revolving credit commitments in an aggregate principal amount equal to the greater of €190.0 million and 40% of Intralot’s four-quarter consolidated EBITDA. Current commitments total €160.0 million. The facility may be utilized by way of revolving loans, letters of credit, or ancillary facilities. The minimum utilization amount is €0.5 million for euro-denominated borrowings. As of March 31, 2026 (Successor) and December 31, 2025 (Successor), the Company had no borrowing outstanding under the Intralot RCF Agreement and no letters of credit outstanding.

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

The Intralot Indenture and the Intralot RCF Agreement contain customary restrictive covenants, including limitations on incurring additional indebtedness and the issuance of disqualified stock and preferred stock, restricted payments, liens, asset sales, and transactions with affiliates; and reporting requirements.

If the Intralot Notes or facilities obtain investment grade ratings from two rating agencies and no default has occurred and is continuing, certain of these covenants will be suspended. Upon a reversion date (when the instruments no longer maintain investment grade ratings from two rating agencies), the suspended covenants will be reinstated with respect to future events. The Company’s debt agreements contain customary cross-default and cross-acceleration provisions.

As of March 31, 2026 (Successor), the Company was in compliance with all covenants under its debt agreements and there were no defaults in principal, interest, sinking fund, or redemption provisions with respect to any of its outstanding indebtedness. Except as noted above with respect to the waiver of the consolidated first lien net leverage ratio covenant under the Company’s Revolving Credit Facility, no waivers of acceleration or covenant violations were in effect as of March 31, 2026 (Successor). The Company expects to be in compliance with all applicable covenants for the next twelve months.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Debt Maturities

As of March 31, 2026 (Successor), the contractual annual principal maturities of long-term debt, including the Revolving Credit Facility, are as follows:

(in thousands)
Remaining 2026	$17,198
2027	45,861
2028	57,326
2029	1,007,968
2030	—
Thereafter	3,700,473
$4,828,826

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

The Company had total operating lease liabilities of $2.42 billion and $1.93 billion as of March 31, 2026 (Successor) and December 31, 2025 (Successor), respectively, and right of use assets of $2.25 billion and $1.77 billion as of March 31, 2026 (Successor) and December 31, 2025 (Successor), respectively, which were included in the condensed consolidated balance sheets.

GLPI Master Leases

As of March 31, 2026 (Successor), the Company leases certain properties from GLPI under three separate master lease agreements, the “Master Lease,” the “Master Lease No. 2,” and the “Queen Master Lease.” The Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties are leased under the terms of the Master Lease which requires combined initial minimum annual payments of $101.5 million. The Company’s Bally’s Kansas City, Bally’s Shreveport, DraftKings at Casino Queen, The Queen Baton Rouge and Bally’s Twin River properties are leased under the terms of the Master Lease No. 2 which requires combined initial minimum annual payments of $118.3 million. The Company’s Bally’s Baton Rouge and Casino Queen Marquette properties are leased under the terms of the Queen Master Lease, which requires initial combined minimum annual payments of $3.0 million, plus annual development rent of $11.3 million. All components of the Master Lease, Master Lease No. 2 and the Queen Master Lease are accounted for as operating leases within the provisions of ASC 842, Leases (“ASC 842”), over the lease term or until a re-assessment event occurs. All three leases have an initial term of 15 years and include four, five-year options to renew and are subject to a minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of March 31, 2026 (Successor).

On February 11, 2026, the Company completed the sale-leaseback of the land and real estate assets of Bally’s Twin River to GLPI for total consideration of $700.0 million. The transaction was structured as a tax-free capital contribution and a substantial portion of the proceeds was used to reduce the Company’s debt. In connection with this transaction, the Bally’s Twin River property was added to Master Lease No. 2, increasing minimum annual payments by $56.0 million, and with annual escalations and extension options disclosed above. During the three months ended March 31, 2026 (Successor), the Company recorded a gain of $105.8 million, within Gain on sale-leaseback in the condensed consolidated statements of operations, representing the difference in the transaction price and the derecognition of assets.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In addition to the properties under the master leases explained above, the Company leases land associated with Tropicana Las Vegas under a ground lease established with GLPI in 2022 and modified in 2024. This lease has an initial term of 50 years, with the possibility of extending up to 99 years through renewal options, and requires initial minimum annual payments of $14.6 million, subject to minimum 1% annual increase or greater based on CPI. As of March 31, 2026 (Successor), the renewal options are not considered reasonably certain to be exercised.

Chicago MLA

On July 17, 2025, the Company entered into a new master lease agreement with GLPI (the “Chicago MLA”), that amended the existing ground lease for the property on which the Company plans to develop its Chicago Permanent Facility and a development agreement with GLPI (the “Chicago Development Agreement”) pursuant to which GLPI has committed to advance up to $940.0 million (the “GLPI Development Advances”) for the payment of hard costs used to construct the Chicago Permanent Facility in exchange for increasing the amount of rent payable to GLPI under the Chicago MLA.

The Chicago MLA has an initial term of 15 years and includes four, five-year options to renew and is subject to annual escalation. Initial annual rent under the Chicago MLA was $20.0 million, with additional rent equal to 8.5% of the GLPI Development Advances that are granted to the Company. Under the Chicago Development Agreement, as construction occurs, the Company will recognize a construction receivable on the condensed consolidated balance sheets due from GLPI. To the extent costs exceed the amount to be reimbursed by GLPI, such costs are considered prepaid rent, which will be added to the associated operating lease right of use asset once the lease commences. As of March 31, 2026 (Successor) and December 31, 2025 (Successor), the prepaid rent balance, classified within Other assets, was $193.2 million and $175.8 million, respectively.

Components of lease expense, included within General and administrative in the condensed consolidated statements of operations, for operating leases were as follows:

(in thousands)	Three Months Ended March 31, 2026 (Successor)	Period from February 8, 2025 to March 31, 2025 (Successor)	Period from January 1, 2025 to February 7, 2025 (Predecessor)
Operating leases:
Operating lease cost	$68,635	$34,020	$21,714
Variable lease cost	2,514	1,739	1,238
Operating lease expense	71,149	35,759	22,952
Short-term lease expense	6,156	3,383	2,393
Total lease expense	$77,305	$39,142	$25,345

Supplemental cash flow and other information related to operating leases are as follows:

(in thousands)	Three Months Ended March 31, 2026 (Successor)	Period from February 8, 2025 to March 31, 2025 (Successor)	Period from January 1, 2025 to February 7, 2025 (Predecessor)
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$65,665	$18,484	$30,843
Right of use assets obtained in exchange for operating lease liabilities	509,912	—	—
GLPI Development Advances received	97,949	—	—

	March 31, 2026 (Successor)	December 31, 2025 (Successor)
Weighted average remaining lease term	15.1 years	15.6 years
Weighted average discount rate	7.5%	7.3%

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2026 (Successor), future minimum lease payments under noncancellable operating leases are as follows:

(in thousands)	March 31, 2026 (Successor)
Remaining 2026	$223,106
2027	293,140
2028	288,683
2029	289,487
2030	291,079
Thereafter	2,813,447
Total lease payments	4,198,942
Less: present value discount	(1,780,678)
Lease obligations(1)	$2,418,264
__________________________________
(1)    Total lease obligations exclude future minimum lease payments under the Chicago MLA, which has not yet commenced as of March 31, 2026 (Successor).

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

The Company recorded lessor revenues in “Non-gaming revenue” of $41.7 million, $18.7 million and $11.0 million for the three months ended March 31, 2026 (Successor), period from February 8, 2025 to March 31, 2025 (Successor), and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively.

16.    STOCKHOLDERS’ EQUITY

Capital Return Program

The Company has a Board of Directors approved capital return program under which the Company may expend a total of up to $700 million for share repurchases and payment of dividends. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases. As of March 31, 2026 (Successor) and December 31, 2025 (Successor), $95.5 million was available for use under the capital return program. There was no share repurchase activity under the capital return program and no cash dividends paid during all periods presented in the Company’s condensed consolidated financial statements.

Preferred Stock

The Company has authorized the issuance of up to 10 million shares of $0.01 par value preferred stock. As of March 31, 2026 (Successor) and December 31, 2025 (Successor), no shares of preferred stock have been issued.

Shares Outstanding

As of March 31, 2026 (Successor), the Company had 48,947,327 common shares issued and outstanding. The Company has issued warrants and other contingent consideration in acquisitions and strategic partnerships that are expected to result in the issuance of common shares in future periods resulting from the exercise of warrants or the achievement of certain performance targets. These incremental shares are summarized below:

Penny Warrants (Note 2)	11,619,725
Outstanding awards under Equity Incentive Plans	1,898,546
13,518,271

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in Accumulated other comprehensive income (loss) by component:

Successor
(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Cash Flow Hedges(1)	Net Investment Hedges	Total
Accumulated other comprehensive income (loss) at December 31, 2025 (Successor)	$126,567	$18	$(16,729)	$(40,435)	$69,421
Other comprehensive loss before reclassifications	(31,693)	—	(1,136)	—	(32,829)
Reclassifications from accumulated other comprehensive income (loss) to earnings(2)	—	—	3,310	—	3,310
Tax effect	7,612	—	(567)	—	7,045
Net current period other comprehensive income (loss)	102,486	18	(15,122)	(40,435)	46,947
Amount attributable to non-controlling interest	6,940	—	—	—	6,940
Accumulated other comprehensive income (loss) at March 31, 2026 (Successor)	$109,426	$18	$(15,122)	$(40,435)	$53,887
__________________________________
(1)    As of March 31, 2026 (Successor), approximately $7.7 million of existing gains and losses are estimated to be reclassified into earnings within the next 12 months.
(2)    Includes $8.0 million reclassification due to de-designation of its interest rate contracts as cash flow hedges. Refer to Note 11 “Derivative Instruments” for further information.

Predecessor
(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Cash Flow Hedges	Net Investment Hedges	Total
Accumulated other comprehensive (loss) income at December 31, 2024 (Predecessor)	$(261,745)	$1,746	$(8,189)	$7,921	$(260,267)
Other comprehensive (loss) income before reclassifications	(13,097)	—	1,425	3,655	(8,017)
Reclassifications from accumulated other comprehensive (loss) income to earnings	—	—	(105)	7	(98)
Tax effect	—	—	(352)	(976)	(1,328)
Net current period other comprehensive (loss) income	(13,097)	—	968	2,686	(9,443)
Accumulated other comprehensive (loss) income at February 07, 2025 (Predecessor)	$(274,842)	$1,746	$(7,221)	$10,607	$(269,710)

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Successor
(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Cash Flow Hedges	Net Investment Hedges	Total
Accumulated other comprehensive (loss) income at February 8, 2025 (Successor)	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	58,675	—	(18,791)	(24,157)	15,727
Reclassifications from accumulated other comprehensive income (loss) to earnings	—	—	485	369	854
Tax effect	(15,635)	—	4,878	6,339	(4,418)
Net current period other comprehensive income (loss)	43,040	—	(13,428)	(17,449)	12,163
Accumulated other comprehensive income (loss) at March 31, 2025 (Successor)	$43,040	$—	$(13,428)	$(17,449)	$12,163

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The closing of the transactions contemplated by the Conveyance Agreement occurred in February 2026 and was contingent upon, among other things, (i) Bally’s New York’s agreement to (a) make certain capital improvements to Ferry Point Park in the Bronx, NY with a fair market value of approximately $161.0 million and (b) to deliver security instruments to the City to secure the performance and completion of such capital improvements, (ii) the Company being awarded a downstate gaming facility license from the New York State Gaming Commission, (iii) payment by Bally’s New York to the City’s Department of Parks & Recreation of an administrative fee in the amount of $1.0 million, (iv) Bally’s New York’s agreement to pay for all costs and expenses for the development and mapping of the Ring Road Parcel and (v) Bally’s New York’s payment of real property transfer taxes with respect to the transactions contemplated by the Conveyance Agreement. Additionally, as part of the conditions for closing of the Conveyance Agreement, Bally’s New York amended its License Agreement and Licensor Consent with the City, which includes an obligation for Bally’s New York to design and construct a new permanent clubhouse on the licensed property.

New York Gaming License Commitments

In December 2025, the Company was awarded one of New York State’s three downstate commercial casino licenses for its planned Bally’s Bronx project, requiring the Company to pay a $500.0 million license fee, which was paid in the three months ended March 31, 2026 (Successor), as well as post a bond or cash deposit equal to 5% of the total project investment. The Company must also implement its community benefit commitments, including periodic public reporting, and engage an independent Compliance Monitoring Team approved by the New York State Gaming Commission to oversee regulatory, anti‑money‑laundering, and community‑benefit compliance.

Capital Expenditure Commitments

Bally’s Twin River - Pursuant to the terms of the Regulatory Agreement in Rhode Island, the Company is committed to invest $100.0 million in its Rhode Island properties over the term of the master contract through June 30, 2043, including an expansion and the addition of new amenities at Bally’s Twin River. As of March 31, 2026 (Successor), approximately $40.0 million of the commitment remains.

Bally’s Chicago - Pursuant to the Host Community Agreement with the City of Chicago, the Company’s indirect subsidiary is required to spend at least $1.34 billion on the design, construction and outfitting of the temporary casino and the permanent resort and casino. The actual cost of the development may exceed this minimum capital investment requirement. In addition, land acquisition costs and financing costs, among other types of costs, are not counted toward meeting this requirement. As of March 31, 2026 (Successor), approximately $600.0 million of this commitment remains.

City of Chicago Guaranty

In connection with the Host Community Agreement, entered into by Bally’s Chicago Operating Company, LLC (the “Developer”), a wholly owned indirect subsidiary of the Company, the Company provided the City of Chicago with a performance guaranty whereby the Company agreed to have and maintain available financial resources in an amount reasonably sufficient to allow the Developer to complete its obligations under the host community agreement. In addition, upon notice from the City of Chicago that the Developer has failed to perform various obligations under the Host Community Agreement, the Company has agreed to indemnify the City of Chicago against any and all liability, claim or reasonable and documented expense the City of Chicago may suffer or incur by reason of any nonperformance of any of the Developer’s obligations.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Performance and other bonds

Certain contracts require the Company to provide a surety bond as a guarantee of performance for the benefit of customers. These bonds give beneficiaries the right to obtain payment and/or performance from the issuer of the bond if certain specified events occur. In the case of performance bonds, such events include the Company’s failure to perform its required obligations under the applicable contracts. In general, the Company would only be liable for these guarantees in the event of breach of its obligations and failure to perform under each applicable contract, which the Company determined is not probable. Accordingly, no liability has been recorded as of March 31, 2026 (Successor) and December 31, 2025 (Successor) related to these bonds.

Sponsorship Commitments

As of March 31, 2026 (Successor), the Company has entered into multiple sponsorship agreements with various professional sports leagues and teams. These agreements commit a total of $105.4 million through 2036 and grant the Company rights to use official league marks for branding and promotions, among other benefits.

Interactive Technology Commitments

The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of March 31, 2026 (Successor), the cumulative minimum obligation committed in these agreements is approximately $25.3 million through 2029.

18.    SEGMENT REPORTING

In the fourth quarter of 2025, the Company updated its operating and reportable segments in connection with the Intralot Transaction to better align with the Company’s strategic growth initiatives and how its chief operating decision maker evaluates performance and allocates resources. As a result, the Company determined it had four operating and reportable segments: Casinos & Resorts, Bally’s Intralot B2B, Bally’s Intralot B2C, and North America Interactive. Prior period reportable segment results and related disclosures have been conformed to reflect the Company’s current reportable segments.

The Company’s four reportable segments as of March 31, 2026 (Successor) are:

Casinos & Resorts - Includes 19 casino and resort properties, two horse racetracks and one golf course.

Bally’s Intralot B2B - Includes Intralot’s B2B global lottery and technology services operations and the Company’s licensing business.

Bally’s Intralot B2C - Includes the Company’s interactive European gaming operations, Intralot’s B2C lottery operations, as well as one casino property, Bally’s Newcastle, in the UK.

North America Interactive - A portfolio of sports betting and iGaming offerings in the United States and Canada.

The “Corporate & Other” category includes interest expense, select immaterial operating segments, unallocated corporate operating expenses, and other adjustments, such as the elimination of inter-segment transactions, to reconcile with the Company’s consolidated results. This category further accounts for other expenses such as share-based compensation, acquisition and transaction costs, and other non-recurring charges.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Management believes segment Adjusted EBITDAR is representative of its ongoing business operations including its ability to service debt and to fund capital expenditures, acquisitions and operations, in addition to it being a commonly used measure of performance in the gaming industry and used by industry analysts to evaluate operations and operating performance.

As of March 31, 2026 (Successor), the Company’s operations were substantially in the US and UK with a less substantive footprint in other countries world-wide. Revenue generated from the UK represented approximately 27%, 27% and 32% of total revenue for the three months ended March 31, 2026 (Successor), the period from February 8, 2025 to March 31, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

The following table sets forth revenue and Adjusted EBITDAR for the Company’s four reportable segments and reconciles Adjusted EBITDAR on a consolidated basis to net (loss) income. The Other category is included in the following tables in order to reconcile the segment information to the Company’s condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2026	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025
Revenue
Casinos & Resorts	$379,728	$226,851	$124,299
Bally’s Intralot B2B	73,956	4,883	3,720
Bally’s Intralot B2C	239,938	107,867	75,265
North America Interactive	60,456	27,557	16,941
Corporate & Other	1,644	1,536	273
Total	$755,722	$368,694	$220,498

Adjusted EBITDAR(1)
Casinos & Resorts	$96,196	$71,540	$23,554
Bally’s Intralot B2B	15,116	4,883	3,720
Bally’s Intralot B2C	87,092	43,312	25,220
North America Interactive	(7,137)	(2,345)	(5,661)
Corporate & Other	(12,336)	(9,703)	(6,774)
Total	178,931	107,687	40,059

Operating (expense) income
Rent expense associated with triple net operating leases(2)	(55,647)	(24,416)	(15,669)
Depreciation and amortization	(97,443)	(47,481)	(22,343)
Transaction costs	(13,989)	(7,738)	(5,106)
Tropicana Las Vegas demolition and closure costs	(6,194)	(5,931)	(2,605)
Share-based compensation	(2,551)	(2,740)	(1,954)
(Loss) gain on sale-leaseback, net	105,845	—	—
Merger Agreement and Intralot Transaction costs(3)	(8,758)	(15,875)	(11,233)
Other	(8,583)	(5,316)	(1,915)
Income (loss) from operations	91,611	(1,810)	(20,766)
Other (expense) income
Interest expense, net of interest income	(109,905)	(51,737)	(27,229)
Other	(145,812)	(9,030)	(2,365)
Total other expense, net	(255,717)	(60,767)	(29,594)
Loss before income taxes	(164,106)	(62,577)	(50,360)
Benefit (provision) for income taxes	3,249	97,093	(664)
Net (loss) income	$(160,857)	$34,516	$(51,024)
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
(2)    Consists primarily of the operating lease components contained within certain triple net leases for the real estate assets used in the operations of casino properties. Refer to Note 15 “Leases” for further information.
(3)    Costs incurred in connection with the Merger Agreement and the Intralot transaction discussed in Note 1 “General Information”.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table sets forth significant segment expenses and other segment items by reportable segment (in thousands):

	Casinos & Resorts	Bally’s Intralot B2B	Bally’s Intralot B2C	North America Interactive
Three Months Ended March 31, 2026 (Successor)
Revenue	$379,728	$73,956	$239,938	$60,456
Less: segment expenses
Marketing costs	17,009	1,325	25,638	14,085
Gaming tax	59,919	513	50,332	16,362
Compensation	114,387	22,657	28,737	10,691
Other direct costs	—	15,405	30,070	15,201
Casino property costs	43,074	—	—	—
General and administrative	26,707	9,586	10,781	6,445
Segment expense allocations	47	190	(95)	736
Other segment items(1)	22,389	9,164	7,383	4,073
Segment EBITDAR	$96,196	$15,116	$87,092	$(7,137)

Period from February 8, 2025 to March 31, 2025 (Successor)
Revenue	$226,851	$4,883	$107,867	$27,557
Less: segment expenses
Marketing costs	11,612	—	11,662	7,051
Gaming tax	29,173	—	23,061	9,012
Compensation	57,716	—	11,843	4,481
Other direct costs	—	—	11,413	11,652
Casino property costs	37,174	—	—	—
General and administrative	14,941	—	8,732	3,096
Other segment items(1)	4,695	—	(2,156)	(5,390)
Segment EBITDAR	$71,540	$4,883	$43,312	$(2,345)

Period from January 1, 2025 to February 7, 2025 (Predecessor)
Revenue	$124,299	$3,720	$75,265	$16,941
Less: segment expenses
Marketing costs	8,814	—	8,362	5,055
Gaming tax	20,917	—	16,535	6,461
Compensation	41,381	—	8,492	3,213
Other direct costs	—	—	8,183	8,355
Casino property costs	26,653	—	—	—
General and administrative	10,712	—	6,261	2,220
Other segment items(1)	(7,732)	—	2,212	(2,702)
Segment EBITDAR	$23,554	$3,720	$25,220	$(5,661)
__________________________________
(1)    Other Segment Items primarily includes Gaming and non-gaming expenses within our Casinos & Resorts reportable segment, and certain other immaterial costs and allocations within each of the Company’s reportable segments.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2026	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025
Capital Expenditures
Casinos & Resorts	$32,501	$10,706	$5,306
Bally’s Intralot B2B	2,824	—	—
Bally’s Intralot B2C	2,867	—	148
North America Interactive	642	—	—
Corporate & Other(1)	30	19,751	10,970
Total	$38,864	$30,457	$16,424
__________________________________
(1)    Includes $26.3 million and $11.0 million related to the Chicago Permanent Facility during the period from February 8, 2025 to March 31, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively.

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

	Successor		Predecessor
(in thousands, except per share data)	Three Months Ended March 31, 2026	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025
Net loss (income) attributable to Bally’s Corporation	$(161,914)	$34,516	$(51,024)

Weighted average common shares outstanding, basic	60,248	60,322	48,743
Weighted average effect of dilutive securities	—	407	—
Weighted average common shares outstanding, diluted	60,248	60,729	48,743

Basic (loss) income per share	$(2.69)	$0.57	$(1.05)
Diluted (loss) income per share	$(2.69)	$0.57	$(1.05)
There were 25,058, 19,943 and 5,056,640 share-based awards that were considered anti-dilutive for the three months ended March 31, 2026 (Successor), the period from February 8, 2025 to March 31, 2025 (Successor), the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively.

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
•restrictions and limitations in agreements to which we are subject, including our debt, could significantly affect our ability to operate our business and our liquidity; and
•other risks identified in Part I. Item 1A. “Risk Factors” of Bally’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on March 23, 2026 and other filings with the SEC.

The foregoing list of important factors is not exclusive and does not include matters like changes in general economic conditions that affect substantially all gaming businesses.

You should not place undue reliance on our forward-looking statements.

Overview

We are a global gaming, hospitality, entertainment and technology company with an expanding international footprint across casino, interactive and lottery markets. We provide our customers and partners with physical and interactive entertainment and gaming experiences worldwide. Our offerings include traditional casino gaming, iGaming, online bingo, sportsbook, free-to-play games and technology driven lottery and gaming solutions.

As of March 31, 2026, we own and operate 20 casinos globally, including in the United Kingdom (“UK”) and in 11 states across the United States (“US”), along with a golf course in New York and horse racetracks in Colorado and Wyoming. We also own Bally Bet Sportsbook & Casino, a premier sports betting and iCasino platform licensed in 14 jurisdictions in North America, and a majority equity interest in Bally’s Intralot S.A. (“Intralot”) which is active in 39 jurisdictions worldwide and is comprised of a global lottery, technology, management and services business and also the Bally’s Interactive International division, a leading global interactive gaming operator. We also have rights to developable land in Las Vegas at the site of the former Tropicana Las Vegas, have been awarded a license to build a full-scale casino and resort in The Bronx, New York (“Bally’s New York”), and are developing an integrated destination resort in Chicago, Illinois.

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

We continue to make progress on the integration of our acquired assets and deploying capital on our strategic growth projects. These steps have advanced our transformation into a globally diversified gaming and technology operator with a strengthened portfolio, expanded global footprint and enhanced platforms across both digital and land-based channels.

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

On October 8, 2025 (the “Intralot Closing Date”), the Company completed the previously announced acquisition under the transaction agreement (the “Transaction Agreement”) of Intralot, pursuant to which Intralot agreed to acquire Bally’s International Interactive through a combined cash-and-equity transaction. Pursuant to the Transaction Agreement, (i) Intralot paid the Company €1.5 billion ($1.8 billion) in cash and issued approximately 873.7 million new shares in exchange for all of the issued and outstanding capital stock of Bally’s Holdings Limited which held Bally’s International Interactive, (ii) the Company’s ownership of Intralot increased to a controlling 57.9% interest through the issuance of equity to the Company’s consolidated subsidiary Premier Entertainment Sub, LLC via PE Sub Holdings LLC, an indirect wholly owned subsidiary of the Company, making the Company the majority shareholder of Intralot (the “Intralot Transaction”).

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

For further information on our recent acquisitions, refer to Notes 1 “General Information” and 7 “Business Combinations” to our condensed consolidated financial statements presented in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Structure

Our business is organized into four reportable segments: (i) Casinos & Resorts, (ii) Bally’s Intralot B2B, (iii) Bally’s Intralot B2C, and (iv) North America Interactive.

Casinos & Resorts - includes 19 land-based casino properties, two horse racetracks and one golf course in the US:

Property Name	Location
Bally’s Atlantic City Casino Resort (“Bally’s Atlantic City”)	Atlantic City, New Jersey
Bally’s Black Hawk(1)(2)	Black Hawk, Colorado
Bally’s Chicago Casino (“Bally’s Chicago”)(3)	Chicago, Illinois
Bally’s Dover Casino Resort (“Bally’s Dover”)(2)	Dover, Delaware
Bally’s Evansville Casino & Hotel (“Bally’s Evansville”)(2)	Evansville, Indiana
Bally’s Kansas City Casino (“Bally’s Kansas City”)(2)	Kansas City, Missouri
Bally’s Lake Tahoe Casino Resort (“Bally’s Lake Tahoe”)	Lake Tahoe, Nevada
Bally’s Quad Cities Casino & Hotel (“Bally’s Quad Cities”)(2)	Rock Island, Illinois
Bally’s Shreveport Casino & Hotel (“Bally’s Shreveport”)(2)	Shreveport, Louisiana
Bally’s Tiverton Casino & Hotel (“Bally’s Tiverton”)(2)	Tiverton, Rhode Island
Bally’s Twin River Lincoln Casino Resort (“Bally’s Twin River”)(2)	Lincoln, Rhode Island
Bally’s Vicksburg Casino (“Bally’s Vicksburg”)	Vicksburg, Mississippi
Hard Rock Hotel & Casino Biloxi (“Hard Rock Biloxi”)(2)	Biloxi, Mississippi
Bally’s Arapahoe Park	Aurora, Colorado
Bally’s Golf Links at Ferry Point (“Bally’s Golf Links”)	Bronx, New York
The Queen Baton Rouge(2)	Baton Rouge, Louisiana
Bally’s Baton Rouge Casino and Hotel (“Bally’s Baton Rouge”)(2)	Baton Rouge, Louisiana
Casino Queen Marquette(2)	Marquette, Iowa
DraftKings at Casino Queen(2)	East St. Louis, Illinois
Bally’s Thunder Plains Park	Hillsdale, Wyoming
__________________________________
(1)    Consists of three casino properties: Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(2)    Properties leased from Gaming and Leisure Properties, Inc. (“GLPI”). Refer to Note 15 “Leases” for further information.
(3)    Temporary casino facility as the Company’s future permanent casino resort in Chicago (the “Chicago Permanent Facility”) is constructed. The site of the Chicago Permanent Facility is leased from GLPI.

Bally’s Intralot B2B - includes Intralot’s global lottery operations and the Company’s licensing business.

Bally’s Intralot B2C - includes the Company’s interactive European gaming operations, Intralot’s B2C lottery operations, as well as one casino property, Bally’s Newcastle, in the UK.

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

Key Performance Indicators

The key performance indicator used in managing our business is consolidated Adjusted EBITDA and segment Adjusted EBITDAR which are non-GAAP measures. Adjusted EBITDA is defined as earnings, or loss, for the Company, or where noted its reporting segments, before, in each case, interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating (income) expense, acquisition and other transaction related costs, share-based compensation and certain other gains or losses as well as, when presented for our reporting segments, an adjustment related to the allocation of corporate cost among segments. Segment Adjusted EBITDAR is Adjusted EBITDA (as defined above) for the Company’s reportable segments, plus rent expense associated with triple net operating leases for the real estate assets used in the operations of the Bally’s casinos.

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

Consolidated Adjusted EBITDA and segment Adjusted EBITDAR should not be construed as alternatives to net income, the most directly comparable GAAP measure, as indicators of our performance. In addition, consolidated Adjusted EBITDA and segment Adjusted EBITDAR as used by us may not be defined in the same manner as other companies in our industry, and, as a result, may not be comparable to similarly titled non-GAAP financial measures of other companies. Consolidated Adjusted EBITDAR should not be viewed as a measure of overall operating performance or considered in isolation or as an alternative to net income, because it excludes the rent expense associated with our triple net operating leases for real estate assets used in the operations of our casino properties.

First Quarter 2026 Results

The following table presents, for the periods indicated, certain revenue and income items:

	Successor		Predecessor
(in millions)	Three Months Ended March 31, 2026	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025
Total revenue	$755.7	$368.7	$220.5
Income (loss) from operations	91.6	(1.8)	(20.8)
Net (loss) income	(160.9)	34.5	(51.0)

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Successor		Predecessor
	Three Months Ended March 31, 2026	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025
Total revenue	100.0%	100.0%	100.0%
Gaming and non-gaming expenses	47.2%	44.1%	47.4%
General and administrative	41.8%	43.5%	51.9%
Gain on sale-leaseback	(14.0)%	—%	—%
Depreciation and amortization	12.9%	12.9%	10.1%
Total operating costs and expenses	87.9%	100.5%	109.4%
Income (loss) from operations	12.1%	(0.5)%	(9.4)%
Other (expense) income:
Interest expense, net	(14.5)%	(14.0)%	(12.3)%
Other non-operating expense, net	(19.3)%	(2.4)%	(1.1)%
Total other expense, net	(33.8)%	(16.5)%	(13.4)%
Loss before income taxes	(21.7)%	(17.0)%	(22.8)%
(Benefit) provision for income taxes	(0.4)%	(26.3)%	0.3%
Net (loss) income	(21.3)%	9.4%	(23.1)%
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

The following table sets forth certain financial information associated with results of operations:

	Successor		Predecessor
(in thousands, except percentages)	Three Months Ended March 31, 2026	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025
Revenue:
Gaming
Casinos & Resorts	$300,698	$178,534	$95,984
Bally’s Intralot B2C	239,132	107,736	74,849
North America Interactive	51,025	27,509	14,934
Total Gaming revenue	590,855	313,779	185,767
Non-gaming
Casinos & Resorts	79,030	48,317	28,315
Bally’s Intralot B2B	73,956	4,883	3,720
Bally’s Intralot B2C	806	131	416
North America Interactive	9,431	48	2,007
Corporate & Other	1,644	1,536	273
Total Non-gaming revenue	164,867	54,915	34,731
Total revenue	$755,722	$368,694	$220,498
Operating costs and expenses:
Gaming
Casinos & Resorts	$116,555	$64,515	$37,637
Bally’s Intralot B2C	108,051	44,437	33,335
North America Interactive	50,256	24,571	17,022
Total Gaming expenses	$274,862	$133,523	$87,994
Non-gaming
Casinos & Resorts	$43,735	$24,840	$16,240
Bally’s Intralot B2B	33,178	—	—
Bally’s Intralot B2C	161	1,140	16
North America Interactive	4,531	2,565	68
Corporate & Other	—	564	202
Total Non-gaming expenses	$81,605	$29,109	$16,526
General and administrative
Casinos & Resorts	$181,550	$92,005	$63,503
Bally’s Intralot B2B	26,974	—	—
Bally’s Intralot B2C	47,354	20,123	16,818
North America Interactive	12,909	3,029	5,512
Corporate & Other	47,259	45,234	28,568
Total General and administrative	$316,046	$160,391	$114,401
Margins:
Gaming expenses as a percentage of Gaming revenue	47%	43%	47%
Non-gaming expenses as a percentage of Non-gaming revenue	49%	53%	48%
General and administrative as a percentage of Total revenue	42%	44%	52%

The three months ended March 31, 2026 (successor) compared to the successor period from February 8, 2025 to March 31, 2025 and the predecessor period from January 1, 2025 to February 7, 2025.

Total Revenue

The following table sets forth certain financial information associated with revenue:

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2026	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025
Gaming	$590,855	$313,779	$185,767
Hotel	29,654	18,713	11,006
Food and beverage	33,633	20,254	11,304
Technology Services	58,905	—	—
Licensing	3,011	4,883	3,720
Retail, entertainment and other	39,664	11,065	8,701
Total revenue	$755,722	$368,694	$220,498

Total revenue for the Successor three months ended March 31, 2026 increased 28%, from $589.2 million for the Predecessor period from January 1, 2025 to February 7, 2025 and successor period from February 8, 2025 to March 31, 2025. Increases in total revenue from the Predecessor period from January 1, 2025 to February 7, 2025 and Successor period from February 8, 2025 to March 31, 2025 are primarily driven by the revenue additions from Queen, beginning on February 8, 2025, and the Intralot entities, beginning October 8, 2025, contributing $68.5 million and $95.2 million, respectively, to the Successor three months ended March 31, 2026.

Gaming and Non-gaming Expenses

During the Successor three months ended March 31, 2026, gaming and non-gaming expenses grew proportionally relative to total revenue. The expenses for the Predecessor period from January 1, 2025 to February 7, 2025 and Successor period from February 8, 2025 to March 31, 2025 amounted to $267.2 million. This growth in expenses compared to the prior year is primarily due to the changes in revenue year over year.

General and Administrative

General and administrative expense for the Successor three months ended March 31, 2026 compared to the Predecessor period from January 1, 2025 to February 7, 2025 and Successor period from February 8, 2025 to March 31, 2025, increased 15% or $41.3 million, from $274.8 million. These increases were mainly attributable to additional costs for the Queen properties and Intralot entities of $26.6 million and $34.3 million, respectively, offset by a $25.0 million decrease in costs associated with the Merger compared to the prior year.

Depreciation and Amortization

Depreciation and amortization expense for the Successor three months ended March 31, 2026 increased $27.6 million from $69.8 million compared to the Predecessor period from January 1, 2025 to February 7, 2025 and Successor period from February 8, 2025 to March 31, 2025. Changes year over year are primarily due to a $28.1 million increase in expense attributable to our Intralot business, partially offset a decrease in depreciation expense related to the assets sold as part of the Bally’s Twin River sale-leaseback with GLPI in the first quarter of 2026.

Income (Loss) From Operations

Income from operations was $91.6 million for the Successor three months ended March 31, 2026, compared to Loss from operations of $22.6 million for the Predecessor period from January 1, 2025 to February 7, 2025 and Successor period from February 8, 2025 to March 31, 2025. Changes year over year are primarily due to a $105.8 million Gain on sale-leaseback in the Successor three months ended March 31, 2026.

Other Income (Expense)

Other Expense was $255.7 million for the Successor three months ended March 31, 2026, compared to $90.4 million for the Predecessor period from January 1, 2025 to February 7, 2025 and Successor period from February 8, 2025 to March 31, 2025. The increase of $165.4 million year over year is primarily due to a $63.4 million Loss on Extinguishment of Debt and $104.3 million Loss on fair value of fair value option assets in the Successor three months ended March 31, 2026, compared to $17.4 million Loss on Extinguishment of Debt and $5.5 million gain on fair value of fair value option assets in the Predecessor period from January 1, 2025 to February 7, 2025 and Successor period from February 8, 2025 to March 31, 2025.

Provision (Benefit) for Income Taxes

During the three months ended March 31, 2026 (Successor) and the period from February 8, 2025 to March 31, 2025 (Successor), the Company recorded a benefit for income tax of $3.2 million and $97.1 million, respectively. For the period from January 1, 2025 to February 7, 2025 (Predecessor), the Company recorded a provision of $0.7 million. The effective tax rate for the three months ended March 31, 2026 (Successor), the period from February 8, 2025 to March 31, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor) was 2.0%, 155.2% and (1.3)%, respectively.

As of March 31, 2026 (Successor), the Company projects an annual tax benefit relative to its pre-tax loss offset in part by the valuation allowance on interest and a $13.3 million discrete provision on the benefit of the Bally’s Twin River sale-leaseback during the three months ended March 31, 2026 (Successor).

Net Loss

Net loss attributable to Bally’s Corporation for the three months ended March 31, 2026 (Successor) was $161.9 million compared to a combined net loss of $16.5 million for the Predecessor period from January 1, 2025 to February 7, 2025 and Successor period from February 8, 2025 to March 31, 2025. This fluctuation from the prior year was attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBITDAR by Segment

The following table presents segment Adjusted EBITDAR, which is our reportable segment GAAP measure and our primary measure for profit or loss for our reportable segments, and consolidated Adjusted EBITDA. The following table reconciles consolidated Adjusted EBITDA, which is a non-GAAP measure, to net income (loss), as derived from our financial statements:

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2026	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025
Adjusted EBITDAR
Casinos & Resorts	$96,196	$71,540	$23,554
Bally’s Intralot B2B	15,116	4,883	3,720
Bally’s Intralot B2C	87,092	43,312	25,220
North America Interactive	(7,137)	(2,345)	(5,661)
Corporate & Other	(12,336)	(9,703)	(6,774)
Total	178,931	107,687	40,059
Rent expense associated with triple net operating leases(1)	(55,647)	(24,416)	(15,669)
Adjusted EBITDA	123,284	83,271	24,390

Interest expense, net of interest income	(109,905)	(51,737)	(27,229)
Benefit (provision) for income taxes	3,249	97,093	(664)
Depreciation and amortization	(97,443)	(47,481)	(22,343)
Non-operating (income) expense(2)	(169,303)	(12,254)	(3,525)
Foreign exchange (loss) gain	21,088	1,591	194
Transaction costs(3)	(13,989)	(7,738)	(5,106)
Tropicana Las Vegas demolition and closure costs(4)	(6,194)	(5,931)	(2,605)
Share-based compensation	(2,551)	(2,740)	(1,954)
Gain on sale-leaseback, net(5)	105,845	—	—
Merger Agreement and Intralot Transaction costs(6)	(8,758)	(15,875)	(11,233)
Other(7)	(6,180)	(3,683)	(949)
Net (loss) income	$(160,857)	$34,516	$(51,024)
__________________________________
(1)    Consists of the operating lease components contained within our triple net leases for the real estate assets used in the operations of certain Casinos & Resorts properties.
(2)    Non-operating expense, net includes: (i) change in value of performance warrants, (ii) gain (loss) on extinguishment of debt, (iii) non-operating items of equity method investments and fair value option assets, and (iv) other (income) expense, net.
(3)    Includes acquisition, integration and other transaction related costs, and financing costs incurred in connection with the Company’s sale lease-back transactions.
(4)    Demolition and closure costs associated with the Tropicana Las Vegas property which is part of the plan to redevelop the site with a state-of-the-art integrated resort and ballpark. As part of the binding term sheet, GLPI has reimbursed the Company for its demolition expenses and had increased rent to reflect the additional funding.
(5)    Gain on sale-leaseback, net is related to the transaction for Bally’s Twin River which occurred during the three months ended March 31, 2026.
(6)    Costs incurred in connection with the Company’s merger with Standard General and the Intralot Transaction.
(7)    Other includes the following items: (i) restructuring initiatives in connection with the Intralot transaction, (ii) Oracle ERP non-capitalizable implementation costs, (iii) non-routine legal expenses, contract termination charges, and settlement costs for matters outside the normal course of business, (iv) storm related insurance and business interruption recoveries, and (v) other individually de minimis expenses.

Critical Accounting Estimates

There were no material changes to other critical accounting estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a complete list of our Critical Accounting Estimates.

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

Cash Flows Summary

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2026	Period from February 8, 2025 to March 31, 2025	Period from January 1, 2025 to February 7, 2025
Net cash (used in) provided by operating activities	$(145,021)	$42,001	$(80,186)
Net cash provided by (used in) investing activities	120,187	(20,797)	(17,697)
Net cash (used in) provided by financing activities	(242,446)	14,073	97,988
Effect of foreign currency on cash and cash equivalents and restricted cash	13,981	(1,497)	(457)
Net change in cash and cash equivalents and restricted cash	(253,299)	33,780	(352)
Cash and cash equivalents and restricted cash, beginning of period	906,686	230,902	231,254
Cash and cash equivalents and restricted cash, end of period	$653,387	$264,682	$230,902

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 (Successor) was $145.0 million compared to $38.2 million for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to March 31, 2025. The increase in cash used was primarily driven by increased net losses during the three months ended March 31, 2026 (Successor) of $144.3 million, coupled with the changes in working capital, offset by the $97.9 million received from GLPI in the current period for capital expenditures related to the construction of the Company’s permanent casino in Chicago.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 (Successor) was $120.2 million compared to net cash used in investing activities of $38.5 million for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to March 31, 2025. This increase was driven primarily by the $685.0 million of proceeds received from the Bally’s Twin River sale-leaseback, offset by the $500.0 million paid in the first quarter of 2026 for the New York gaming license fee.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 (Successor) was $242.4 million compared to net cash provided by financing activities of $112.1 million for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to March 31, 2025. The fluctuation from the 2025 periods is primarily due to $123.8 million of net debt repayments during the three months ended March 31, 2026 (Successor), compared to net debt issuances of $435.4 million during the 2025 periods, coupled with the $416.2 million of share repurchases during the Successor period from February 8, 2025 to March 31, 2025.

Capital Return Program

As of March 31, 2026, there was $95.5 million available for use under the capital return program, subject to limitations in our regulatory and debt agreements. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases.

We did not pay cash dividends during the Successor three months ended March 31, 2026, the Successor period from February 8, 2025 to March 31, 2025, nor the Predecessor period from January 1, 2025 to February 7, 2025, nor do we currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.

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

2028 Notes

In connection with the closing of the Merger on February 7, 2025, we entered into a note purchase agreement and issued $500.0 million in aggregate principal amount of first lien senior secured notes due October 2, 2028, at an annual interest rate of 11%, payable quarterly (the “2028 Notes”). These notes were guaranteed by the same restricted subsidiaries that guarantee the credit facilities under the Credit Agreement (as defined below) and secured by the same collateral securing the credit facilities under the Credit Agreement. The note purchase agreement mandated redemption offers in certain situations, such as asset sales and unpermitted debt issuances, with specific redemption premiums applicable within the first two years. After two years, notes can be redeemed at par. The note purchase agreement also included covenants limiting, among other things additional indebtedness, dividend payments, asset sales, investments, and liens, subject to certain exceptions and qualifications. In October 2025, the Company paid down the entire $500.0 million outstanding on its 2028 Notes as further described below.

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

In September 2025, the Company executed a Third Amendment to the Credit Agreement (“Amendment No. 3” and the Credit Agreement, as so amended, the “Amended Credit Agreement”), by and among the Company, the subsidiaries of the Company party thereto as guarantors, the lenders party thereto, the Administrative Agent and the Collateral agent, and an Incremental Joinder Agreement (the “Incremental Joinder Agreement”) with Jefferies Finance LLC and the Administrative Agent. The Incremental Joinder Agreement increased the available commitments under the Revolving Credit Facility by $50.0 million to $670.0 million. Amendment No. 3 and the Incremental Joinder Agreement collectively extended the maturity date of a portion of the Revolving Credit Facility and updated certain covenants and pricing provisions for the Revolving Credit Facility.

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

The Amended Credit Agreement allows the Company to increase the size of the Term Loan Facility or request one or more incremental term loan facilities or increase commitments under the Revolving Credit Facility or add one or more incremental revolving facilities in an aggregate amount not to exceed the greater of $325.0 million and 50% of the Company’s consolidated EBITDA for the most recent four-quarter period plus or minus certain amounts as specified in the Amended Credit Agreement, including an unlimited amount subject to compliance with specified financial ratios. The Amended Credit Agreement contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments, and grant liens. These covenants are subject to exceptions and qualifications set forth in the Amended Credit Agreement. The Revolving Credit Facility also includes certain financial covenants the Company is required to maintain throughout the term of the Revolving Credit Facility. These financial covenants include a provision whereby, in the event utilization under the Revolving Credit Facility exceeds 25% of the total revolving commitment, the Company is required to maintain a first lien secured net indebtedness to Adjusted EBITDA ratio of 4.00 to 1.00.

In May 2026, the Required Revolving Lenders and Administrative Agent under the Company’s Revolving Credit Facility conditionally waived compliance with the consolidated net leverage ratio covenant for each fiscal quarter ending during the period commencing March 31, 2026 through the earlier of (i) the Company’s election to terminate the waiver upon certifying compliance with the covenant as of the most recently ended fiscal quarter, or (ii) the date immediately preceding the delivery of the compliance certificate for the quarter ending March 31, 2027 (the “Covenant Waiver Period”). The waiver remains subject to the Company’s ongoing satisfaction of certain liquidity maintenance requirements, restrictions on additional secured indebtedness, compliance with the covenants under the Company’s term loan credit agreement and agreement to enter into an amendment to the revolving credit facility within a specified period in order to incorporate certain covenants from the Company’s term loan credit agreement. Failure to satisfy any such condition will result in automatic termination of the waiver and reinstatement of the covenant in full force and effect. As of the date of this filing, the Company was in compliance with all applicable terms of the waiver. The Company expects to remain in compliance through the Covenant Waiver Period and, for applicable covenants, through the next twelve months.

With proceeds from the Transaction Agreement, the Company paid down $500.0 million of its secured indebtedness, applied pro rata across its 2028 Notes and Term Loan Facility. Subsequently, the Company satisfied the remaining principal balance of its 2028 Notes with an additional payment of $395.0 million, and incurred and paid a make-whole payment pursuant to the note purchase agreement.

The Company is a party to certain currency swaps which synthetically convert $500.0 million of its Term Loan Facility to an equivalent fixed-rate Euro-denominated instrument, due October 2028, with a weighted average fixed interest rate of approximately 6.69% per annum. The Company is also a party to additional currency swaps to synthetically convert $200.0 million, notional, of its floating rate Term Loan Facility, to an equivalent GBP-denominated floating rate instrument, due October 2026. Additionally, as part of the Company’s risk management program to manage its overall interest rate exposure, the Company has entered into a series of interest rate contracts in a notional aggregate amount of $1.00 billion, to further manage the Company’s exposure to interest rate movements associated with the Company’s variable rate Term Loan Facility through its synthetic conversion to fixed rate debt. The tenor of these contracts were matched with the maturity of the Term Loan Facility tranche maturing on October 1, 2028.

Refer to Note 11 “Derivative Instruments” and Note 14 “Long-Term Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Intralot Greek Retail Bond

In February 2024, Intralot established a common bond loan program (the “Intralot Greek Retail Bond”) for the issuance of up to €130.0 million aggregate principal amount of bonds, with a minimum issuance of €120.0 million. The bonds were admitted to trading on the Fixed Income Securities category of the Regulated Market of the Athens Stock Exchange. As of March 31, 2026 (Successor) and December 31, 2025 (Successor), there was €130.0 million and €130.0 million aggregate principal amount outstanding under the Intralot Greek Retail Bond, respectively.

The bonds bear interest at a fixed rate of 6.00% per annum, payable semi-annually, which will remain fixed throughout the duration of the bonds. Upon its maturity on February 27, 2029, Intralot will be required to repay the principal in full, together with outstanding accrued interest and any other amounts payable. Intralot may redeem all or a portion of the bonds, subject to a minimum redemption amount of €15.0 million and a requirement that at least €50.0 million in aggregate principal amount remain outstanding after any partial redemption.

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

Intralot Greek Senior Facilities Agreement

On October 3, 2025, Intralot Capital Luxembourg S.A. (“Intralot Capital”), a wholly owned indirect subsidiary of the Company, entered into a Senior Facilities Agreement (the “Intralot Greek Term Loan”) with Alpha Bank S.A., Optima Bank S.A., Piraeus Bank S.A., CrediaBank S.A. and other parties, providing for an amortizing euro-denominated term loan facility in an aggregate amount up to €200.0 million. As of March 31, 2026 (Successor) and December 31, 2025 (Successor), Intralot had €200.0 million and €200.0 million outstanding under the Intralot Greek Term Loan, respectively.

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

Intralot British Pound Term Loan

On September 18, 2025, Intralot Capital entered into a Senior Facilities Agreement (the “Intralot British Term Loan”) with various lenders and agents, providing for a sterling-denominated term loan facility in an aggregate principal amount of £400.0 million. As of March 31, 2026 (Successor) and December 31, 2025 (Successor), £400.0 million and £400.0 million was outstanding under the Intralot British Term Loan, respectively.

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

Intralot Fixed and Floating Interest Rate Bonds

Intralot Capital has issued €600 million aggregate principal amount of 6.75% Senior Secured Fixed Rate Notes due 2031 (the “Intralot Fixed Rate Notes”) and €300 million aggregate principal amount of Senior Secured Floating Rate Notes due 2031 (the “Intralot Floating Rate Notes” and, together with the Intralot Fixed Rate Notes, the “Intralot Notes”), pursuant to an indenture dated September 30, 2025 (the “Intralot Indenture”) among Intralot Capital, Intralot, and its subsidiaries, as guarantor, and The Law Debenture Trust Corporation p.l.c., as trustee. As of March 31, 2026 (Successor) and December 31, 2025 (Successor), the full €900 million aggregate principal amount of the Intralot Notes was outstanding.

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

As of March 31, 2026 (Successor) and December 31, 2025 (Successor), the Company had no borrowing outstanding under the Intralot RCF Agreement, no letters of credit outstanding, and €160.0 million of unused commitments available.

As of March 31, 2026 (Successor), the Company was in compliance with all covenants under its debt agreements and there were no defaults in principal, interest, sinking fund, or redemption provisions with respect to any of its outstanding indebtedness. Except as noted above with respect to the waiver of the consolidated first lien net leverage ratio covenant under the Company’s Revolving Credit Facility, no waivers of acceleration or covenant violations were in effect as of March 31, 2026 (Successor). The Company expects to be in compliance with all applicable covenants for the next twelve months.

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

Operating Leases

The Company is committed under various operating lease agreements for real estate and property used in operations. Minimum rent payable under operating leases was $4.20 billion as of March 31, 2026, of which $223.1 million is due within the current year. Refer to Note 15 “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

GLPI Leases

As of March 31, 2026 (Successor), the Company leases certain properties from GLPI under three separate master lease agreements, the “Master Lease,” the “Master Lease No. 2,” and the “Queen Master Lease.” The Company’s Bally’s Evansville, Bally’s Dover, Bally’s Quad Cities, Bally’s Black Hawk, Bally’s Tiverton and Hard Rock Biloxi properties are leased under the terms of the Master Lease which requires combined initial minimum annual payments of $101.5 million. The Company’s Bally’s Kansas City, Bally’s Shreveport, DraftKings at Casino Queen, The Queen Baton Rouge and Bally’s Twin River properties are leased under the terms of the Master Lease No. 2 which requires combined initial minimum annual payments of $118.3 million. The Company’s Bally’s Baton Rouge and Casino Queen Marquette properties are leased under the terms of the Queen Master Lease, which requires initial combined minimum annual payments of $3.0 million, plus annual development rent of $11.3 million. All three leases have an initial term of 15 years and include four, five-year options to renew and are subject to a minimum 1% annual escalation or greater escalation dependent on CPI. The renewal options are not reasonably certain of exercise as of March 31, 2026 (Successor).

On February 11, 2026, the Company completed the sale-leaseback of the land and real estate assets of Bally’s Twin River Lincoln Casino Resort to GLPI for total consideration of $700 million. The transaction was structured as a tax-free capital contribution and a substantial portion of the proceeds was used to reduce the Company’s debt. In connection with this transaction, the Bally’s Twin River property was added to Master Lease No. 2, increasing minimum annual payments by $56.0 million, and with annual escalations and extension options disclosed above. During the three months ended March 31, 2026 (Successor), the Company recorded a gain of $105.8 million, within Gain on sale-leaseback in the condensed consolidated statements of operations, representing the difference in the transaction price and the derecognition of assets.

In addition to the properties under the master leases explained above, the Company leases land associated with Tropicana Las Vegas under a ground lease established with GLPI in 2022 and modified in 2024. This lease has an initial term of 50 years, with the possibility of extending up to 99 years through renewal options, and requires initial minimum annual payments of $14.6 million, subject to minimum 1% annual increase or greater based on CPI. As of March 31, 2026 (Successor), the renewal options are not considered reasonably certain to be exercised.

In 2025, the Company entered into a master lease agreement with GLPI (the “Chicago MLA”), for the property on which the Company plans to develop its Chicago Permanent Facility and a development agreement with GLPI (the “Chicago Development Agreement”) pursuant to which GLPI has committed to advance up to $940.0 million (the “GLPI Development Advances”) for the payment of hard costs used to construct the Chicago Permanent Facility in exchange for increasing the amount of rent payable to GLPI under the Chicago MLA.

The Chicago MLA has an initial term of 15 years and includes four, five-year options to renew and is subject to annual escalation. Initial annual rent under the Chicago MLA was $20.0 million, with additional rent equal to 8.5% of the GLPI Development Advances that are granted to the Company. Under the Chicago Development Agreement, as construction occurs, the Company will recognize a construction receivable on the condensed consolidated balance sheets due from the GLPI. To the extent costs exceed the amount to be reimbursed by GLPI, such costs are considered prepaid rent, which will be added to the associated operating lease right of use asset once the lease commences. As of March 31, 2026 (Successor), the Company’s construction receivable balance, classified within Accounts receivable, net was $81.6 million, and its prepaid rent balance was $193.2 million.

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

Capital expenditures for the Successor three months ended March 31, 2026 were $38.9 million compared to $30.5 million and $16.4 million for the Successor period from February 8, 2025 to March 31, 2025 and the Predecessor period from January 1, 2025 to February 7, 2025, respectively. For the Successor three months ended March 31, 2026, we continued our spending on our planned projects and maintenance at our casino properties. Through the Chicago MLA, the Company has received reimbursement for capital expenditures during the three months ended March 31, 2026 (Successor), the Company received reimbursement of $97.9 million for capital expenditures related to the construction of the Chicago Permanent Facility.

Bally’s Twin River - In connection with our partnership with IGT, we have committed to invest $100 million in Bally’s Twin River over the term of our master contract, ending in 2043, with Rhode Island to expand the property and add additional amenities along with other capital improvements. Approximately $40.0 million of the committed investment remains as of March 31, 2026.

Bally’s Chicago - Pursuant to the Host Community Agreement with the City of Chicago, Bally’s Chicago Operating Company, LLC, a majority owned subsidiary of the Company, is required to spend at least $1.34 billion on the design, construction and outfitting of its temporary casino and the permanent resort and casino. The actual cost of the development may exceed this minimum capital investment requirement. In addition, land acquisition costs and financing costs, among other types of costs, are not counted toward meeting this requirement. As of March 31, 2026 (Successor), approximately $600.0 million of this commitment remains. We expect future funding of the permanent casino construction to be financed through the Chicago MLA agreement noted above and the Company’s capital resources.

Bally’s New York - In November 2025, we entered into a conveyance agreement (the “Conveyance Agreement”) with the City of New York (the “City”) where the City agreed to (i) dispose of certain parkland property interests to Bally’s New York (the “Development Parcel”), (ii) alienate certain parkland in order to grant Bally’s New York a non-exclusive easement over such lands for purposes of accessing the Development Parcel and (iii) discontinue certain lands as parkland and alienate and transfer jurisdiction of such lands to the City’s Department of Transportation for use as public roadways (the “Ring Road Parcel”) to facilitate access to the Development Parcel and so the Development Parcel may be used by the Company for a gaming facility.

The closing of the transactions contemplated by the Conveyance Agreement was contingent upon, among other things, (i) Bally’s New York’s agreement to make certain capital improvements to Bally’s Golf Links with a fair market value of approximately $161 million and (b) to deliver security instruments to the City to secure the performance and completion of such capital improvements, (ii) the Company being awarded a downstate gaming facility license from the New York State Gaming Commission, (iii) payment by Bally’s New York to the City’s Department of Parks & Recreation of an administrative fee in the amount of $1 million, (iv) Bally’s New York’s agreement to pay for all costs and expenses for the development and mapping of the Ring Road Parcel and (v) Bally’s New York’s payment of real property transfer taxes with respect to the transactions contemplated by the Conveyance Agreement. Additionally, as part of the conditions for closing of the Conveyance Agreement, Bally’s New York amended its License Agreement and Licensor Consent with the City, which includes an obligation for Bally’s New York to design and construct a new permanent clubhouse on the licensed property.

New York Gaming License Commitments

In December 2025, the Company was awarded one of New York State’s three downstate commercial casino licenses for its planned Bally’s Bronx project, requiring the Company to pay a $500 million license fee, which was paid in the three months ended March 31, 2026 (Successor), as well as post a bond or cash deposit equal to 5% of the total project investment. The Company must also implement its community benefit commitments, including periodic public reporting, and engage an independent Compliance Monitoring Team approved by the New York State Gaming Commission to oversee regulatory, anti‑money‑laundering, and community‑benefit compliance. Additionally, in February 2026, the Company paid $115 million of the $125 million in total contingent consideration due to the seller of Bally’s Golf Links.

Other Contractual Obligations

Sponsorship Commitments - The Company has entered into several sponsorship agreements with various professional sports leagues and teams, allowing the Company use of official league marks for branding and promotions, among other rights. As of March 31, 2026, obligations related to these agreements were $105.4 million, with contracts extending through 2036.

Interactive Technology Partnerships - The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of March 31, 2026, the cumulative minimum obligation committed in these agreements is approximately $25.3 million, extending through 2029.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 4.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures for the reporting period ended March 31, 2026 as such terms is defined in Rule 13a-15(f) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Ongoing Remediation of Previously Identified Material Weakness

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

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the first quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors contained in Part I. Item IA. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 5.    OTHER INFORMATION

During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.1**
Employment Agreement, dated January 27, 2026, by and between Bally’s Management Group, LLC, and Soohyung Kim (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on January 27, 2026)

10.2
Term Loan Credit Agreement, dated February 11, 2026, by and between Bally’s Corporation and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on February 17, 2026)

10.3*
Conditional Waiver to Credit Agreement, dated as of May 14, 2026, by and among Bally’s Corporation, the guarantors party thereto, the lenders party thereto constituting the Required Revolving Lenders, and Deutsche Bank AG New York Branch, as administrative agent

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Quarterly report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.
**    Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 18, 2026.

BALLY’S CORPORATION

By:	/s/ VLADIMIRA MIRCHEVA
Vladimira Mircheva
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ ROBESON M. REEVES
Robeson M. Reeves
Chief Executive Officer
(Principal Executive Officer)