Form 10-Q
period 2026-06-30
Bally's Corp
filed 2026-08-14
CIK 1747079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of July 31, 2026, the number of shares of the registrant’s $0.01 par value common stock outstanding was 50,469,522.
For additional information regarding the Company’s shares outstanding, refer to Note 14 “Stockholders’ Equity.”

BALLY’S CORPORATION

PART I.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements
BALLY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands, except share data)

	June 30, 2026 (Successor)	December 31, 2025 (Successor)
Assets
Cash and cash equivalents	$390,184	$798,423
Restricted cash	97,587	108,263
Accounts receivable, net	210,065	193,951
Inventory	68,770	55,842
Tax receivable	36,342	30,706
Prepaid expenses and other current assets	162,004	159,609
Total current assets	964,952	1,346,794
Property and equipment, net	703,381	1,063,739
Right of use assets, net	2,227,526	1,767,792
Goodwill	3,370,784	3,432,893
Intangible assets, net	2,862,729	3,000,983
Deferred tax asset	25,861	12,482
Other assets	651,745	605,693
Total assets	$10,806,978	$11,230,376
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$39,977	$37,344
Current portion of lease liabilities	126,763	104,647
Accounts payable	195,814	196,890
Accrued income taxes	15,909	20,374
Accrued and other current liabilities	679,070	1,327,799
Total current liabilities	1,057,533	1,687,054
Long-term debt, net	4,466,723	4,463,313
Long-term portion of lease liabilities	2,265,504	1,829,190
Deferred tax liability	537,376	553,513
Other long-term liabilities	309,835	152,476
Total liabilities	8,636,971	8,685,546
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 shares authorized; 48,988,040 (Successor) and 48,524,809 (Successor) shares issued; 48,988,040 (Successor) and 48,524,809 (Successor) shares outstanding)	488	484
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding)	—	—
Additional paid-in-capital	1,540,088	1,574,827
Accumulated deficit	(958,057)	(650,074)
Accumulated other comprehensive income	62,260	69,421
Total Bally’s Corporation stockholders’ equity	644,779	994,658
Non-controlling interest	1,525,228	1,550,172
Total stockholders’ equity	2,170,007	2,544,830
Total liabilities and stockholders’ equity	$10,806,978	$11,230,376

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Successor				Predecessor
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025
Revenue:
Gaming	$608,014	$557,631	$1,198,869	$871,410	$185,767
Non-gaming	184,220	99,903	349,087	154,818	34,731
Total revenue	792,234	657,534	1,547,956	1,026,228	220,498

Operating costs and expenses:
Gaming	316,307	242,036	591,169	375,559	87,994
Non-gaming	84,077	48,005	165,682	77,114	16,526
General and administrative	334,180	298,198	650,226	458,589	114,401
Gain on sale-leaseback	—	—	(105,845)	—	—
Depreciation and amortization	91,689	71,732	189,132	119,213	22,343
Total operating costs and expenses	826,253	659,971	1,490,364	1,030,475	241,264
(Loss) income from operations	(34,019)	(2,437)	57,592	(4,247)	(20,766)

Other expense:
Interest expense, net	(118,970)	(97,522)	(228,875)	(149,259)	(27,229)
Other non-operating (expense) income, net	(24,566)	56,964	(170,378)	47,934	(2,365)
Total other expense, net	(143,536)	(40,558)	(399,253)	(101,325)	(29,594)

Loss before income taxes	(177,555)	(42,995)	(341,661)	(105,572)	(50,360)
(Benefit) provision for income taxes	(13,573)	185,441	(16,822)	88,348	664
Net loss	(163,982)	(228,436)	(324,839)	(193,920)	(51,024)
Less: Net loss attributable to non-controlling interest	(17,913)	—	(16,856)	—	—
Net loss attributable to Bally’s Corporation	$(146,069)	$(228,436)	$(307,983)	$(193,920)	$(51,024)

Basic loss per share	$(2.41)	$(3.76)	$(5.10)	$(3.20)	$(1.05)
Weighted average common shares outstanding, basic and diluted	60,588	60,686	60,419	60,554	48,743
Diluted loss per share	$(2.41)	$(3.76)	$(5.10)	$(3.20)	$(1.05)
Weighted average common shares outstanding - diluted	60,588	60,686	60,419	60,554	48,743

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) Income (unaudited)
(In thousands)

	Successor				Predecessor
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025
Net loss	$(163,982)	$(228,436)	$(324,839)	$(193,920)	$(51,024)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	9,134	102,442	(14,947)	145,482	(13,097)
Net unrealized derivative gain (loss) on cash flow hedges, net of tax	1,623	(6,400)	3,230	(19,828)	968
Net unrealized derivative gain (loss) on net investment hedges, net of tax	60	(34,826)	60	(52,275)	2,686
Other comprehensive income (loss)	10,817	61,216	(11,657)	73,379	(9,443)
Total comprehensive loss	(153,165)	(167,220)	(336,496)	(120,541)	(60,467)
Comprehensive (loss) income attributable to non-controlling interest	(2,444)	—	4,496	—	—
Comprehensive loss attributable to Bally’s Corporation	$(150,721)	$(167,220)	$(340,992)	$(120,541)	$(60,467)

See accompanying notes to condensed consolidated financial statements.
`

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
(In thousands, except share data)

Successor
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares Issued and Outstanding	Amount
Balance as of December 31, 2025 (Successor)	48,524,809	$484	$1,574,827	$—	$(650,074)	$69,421	$1,550,172	$2,544,830
Issuance of restricted stock and other stock awards	422,518	4	3,676	—	—	—	—	3,680
Share-based compensation	—	—	2,551	—	—	—	—	2,551
Purchase of Incremental Intralot Shares	—	—	(32,100)	—	—	—	11,239	(20,861)
Bally’s Thunder Plains Park acquisition issuance	—	—	—	—	—	—	1,900	1,900
Bally’s Intralot shareholder dividend	—	—	—	—	—	—	(6,183)	(6,183)
Other comprehensive loss	—	—	—	—	—	(15,534)	(6,940)	(22,474)
Net loss	—	—	—	—	(161,914)	—	1,057	(160,857)
Balance as of March 31, 2026 (Successor)	48,947,327	$488	$1,548,954	$—	$(811,988)	$53,887	$1,551,245	$2,342,586
Issuance of restricted stock and other stock awards	40,713	—	(77)	—	—	—	—	(77)
Share-based compensation	—	—	1,805	—	—	—	—	1,805
Purchase of Incremental Intralot Shares	—	—	(10,594)	—	—	—	7,096	(3,498)
Bally’s Intralot shareholder dividend	—	—	—	—	—	—	(17,644)	(17,644)
Other comprehensive income	—	—	—	—	—	8,373	2,444	10,817
Net loss	—	—	—	—	(146,069)	—	(17,913)	(163,982)
Balance as of June 30, 2026 (Successor)	48,988,040	$488	$1,540,088	$—	$(958,057)	$62,260	$1,525,228	$2,170,007

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
(In thousands, except share data)

Predecessor
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares Issued and Outstanding	Amount
Balance as of December 31, 2024 (Predecessor)	40,787,007	$408	$1,414,410	$—	$(1,123,649)	$(260,267)	$—	$30,902
Share-based compensation - equity awards	—	—	1,954	—	—	—	—	1,954
Release of restricted units	19,660	—	(76)	—	—	—	—	(76)
Other comprehensive loss	—	—	—	—	—	(9,443)	—	(9,443)
Net loss	—	—	—	—	(51,024)	—	—	(51,024)
Balance as of February 7, 2025 (Predecessor)	40,806,667	$408	$1,416,288	$—	$(1,174,673)	$(269,710)	$—	$(27,687)

Successor
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance as of February 8, 2025 (Successor)	71,258,763	$712	$1,171,824	$—	$—	$—	$—	$1,172,536
Share repurchases	(22,804,384)	(228)	(420,114)	—	—	—	—	(420,342)
Release of restricted units	557,417	5	(5,132)	—	—	—	—	(5,127)
Share-based compensation - equity awards	—	—	2,740	—	—	—	—	2,740
Bally’s Chicago Issuance	—	—	—	—	—	—	12,361	12,361
Other comprehensive income	—	—	—	—	—	12,163	—	12,163
Net income	—	—	—	—	34,516	—	—	34,516
Balance as of March 31, 2025 (Successor)	49,011,796	$489	$749,318	$—	$34,516	$12,163	$12,361	$808,847
Release of restricted units	108,301	1	(225)	—	—	—	—	(224)
Share-based compensation - equity awards	—	—	2,350	—	—	—	—	2,350
Other	—	—	(1,314)	—	—	—	—	(1,314)
Other comprehensive income	—	—	—	—	—	61,216	—	61,216
Net loss	—	—	—	—	(228,436)	—	—	(228,436)
Balance as of June 30, 2025 (Successor)	49,120,097	$490	$750,129	$—	$(193,920)	$73,379	$12,361	$642,439

See accompanying notes to condensed consolidated financial statements.

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2026	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025
Cash flows from operating activities:
Net loss	$(324,839)	$(193,920)	$(51,024)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	189,132	119,213	22,343
Non-cash amortization of right of use assets	55,027	35,390	7,228
Share-based compensation	4,356	5,090	1,954
Non-cash amortization of debt discount and debt issuance costs	37,390	35,521	1,004
Gain on sale-leaseback	(105,845)	—	—
Loss on extinguishment of debt	63,420	17,372	—
Payment for up front licensing contracts	(98,906)	—	—
Deferred income taxes	(22,679)	31,902	(3,010)
Change in fair value of fair value option assets	139,590	(66,267)	—
(Income) loss from equity method investments	(4,386)	(1,464)	594
Foreign exchange (gain) loss	(10,524)	4,947	(194)
Other operating activities	(27,973)	(8,070)	3,511
Changes in operating assets and liabilities	(159,699)	79,085	(62,592)
Net cash (used in) provided by operating activities	(265,936)	58,799	(80,186)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	21,233	—
Proceeds from sale-leaseback	685,000	—	—
Cash paid for asset acquisitions	(16,212)	—	—
Cash paid for The Star Investment	—	(83,720)	—
Capital expenditures	(73,954)	(79,422)	(16,424)
Cash paid for capitalized software	(19,227)	(20,533)	(2,315)
Acquisition of gaming licenses	(502,000)	(2,000)	—
Other investing activities	519	890	1,042
Net cash provided by (used in) investing activities	74,126	(163,552)	(17,697)
Cash flows from financing activities:
Issuance of long-term debt	1,992,997	893,000	97,000
Repayments of long-term debt	(2,042,084)	(347,486)	(10,000)
Deferred payables, net	(17,996)	4,682	11,064
Bally’s Corporation share repurchases	—	(416,180)	—
Payment of financing fees	(19,875)	(21,326)	—
Payment of contingent consideration	(115,000)	—	—
Purchase of incremental Intralot shares	(24,359)	—	—
Bally’s Chicago Inc. share issuance	—	12,361	—
Other financing activities	(5,951)	(5,356)	(76)
Net cash (used in) provided by financing activities	(232,268)	119,695	97,988
Effect of foreign currency on cash and cash equivalents and restricted cash	5,163	(4,941)	(457)
Net change in cash and cash equivalents and restricted cash	(418,915)	10,001	(352)
Cash and cash equivalents and restricted cash, beginning of period	906,686	230,902	231,254
Cash and cash equivalents and restricted cash, end of period	$487,771	$240,903	$230,902

BALLY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2026	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$220,037	$116,136	$39,069
Income taxes paid, net of refunds	18,531	15,044	(73)
Non-cash investing and financing activities:
Unpaid property and equipment	$34,518	$64,602	$15,772
Unpaid capitalized software	344	1,149	6,158
Consideration issued for the Company Merger	—	955,647	—
Consideration issued for the Queen Merger	—	555,751	—
Intralot shares received as settlement of loan receivable	—	46,905	—
Unpaid equity method investment	—	6,001	—
Liability for NY land asset acquisition	(185,428)	—	—
GLP Capital, L.P. partnership units received	15,143	—	—
NCI issued for asset acquisition	(1,900)	—	—
Paid-in-kind interest capitalized to long-term debt	9,518	—	—

	Successor		Predecessor
Reconciliation of cash and cash equivalents and restricted cash:	June 30, 2026	December 31, 2025	February 7, 2025
Cash and cash equivalents	$390,184	$798,423	$173,549
Restricted cash	97,587	108,263	57,353
Total cash and cash equivalents and restricted cash	$487,771	$906,686	$230,902

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
__________________________________
(1)    Includes Bally’s Black Hawk North Casino, Bally’s Black Hawk West Casino and Bally’s Black Hawk East Casino.
(2)    Properties leased from Gaming and Leisure Properties, Inc. (“GLPI”). Refer to Note 13 “Leases” for further information.
(3)    Temporary casino facility as the Company’s future permanent casino resort in Chicago (the “Chicago Permanent Facility”) is constructed. The site of the Chicago Permanent Facility is leased from GLPI.

The Company’s Bally’s Intralot B2B reportable segment includes Bally’s Intralot S.A.’s (“Bally’s Intralot”) global business-to-business (“B2B”) operations and licensing revenue generating operations. Intralot S.A. was acquired by the Company in the fourth quarter of 2025. Refer to “Intralot Transaction” subsection below for further information.

The Company’s Bally’s Intralot B2C reportable segment includes the Company’s business-to-consumer (“B2C”) gaming operations in international jurisdictions and one casino property, Bally’s Newcastle, in the United Kingdom (“UK”).

The North America Interactive reportable segment includes a portfolio of sports betting and iGaming offerings in the United States and Canada.

Refer to Note 16 “Segment Reporting” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Merger

On February 7, 2025 (the “Merger Date”), the Company completed its previously disclosed merger transactions (the “Merger”) with SG Parent LLC, (the “Parent”) and The Queen Casino & Entertainment, Inc. (“Queen”), a Parent affiliate, resulting in Parent and its affiliates beneficially owning 73.8% of the Company’s issued and outstanding common stock and Queen becoming a direct, wholly owned subsidiary of the Company. At the effective time of the Merger, the Company’s issued and outstanding common stock was (other than shares of common stock owned by (i) the Company or any of its wholly-owned subsidiaries, (ii) Parent or any of Parent’s affiliates, (iii) by holders exercising statutory appraisal rights, (iv) by SG CQ Gaming LLC, a Delaware limited liability company and (v) by holders who have elected to have such shares remain issued and outstanding following the Merger) converted into the right to receive $18.25 per share in cash. For a full description of the Merger and related transactions, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Intralot Transaction

In 2025, following the Merger, the Company held an investment in Bally’s Intralot, which was accounted for as an equity method investment under the fair value option. On October 8, 2025 (the “Intralot Closing Date”), the Company completed its acquisition of Bally’s Intralot under the transaction agreement, dated as of July 18, 2025 (the “Transaction Agreement”), pursuant to which Bally’s Intralot agreed to acquire Bally’s International Interactive through a combined cash-and-equity transaction. Pursuant to the Transaction Agreement, (i) Bally’s Intralot paid the Company $1.8 billion in cash and issued approximately 873.7 million new shares in exchange for all of the issued and outstanding capital stock of Bally’s Holdings Limited which held Bally’s International Interactive, (ii) the Company’s ownership of Bally’s Intralot increased to a controlling 57.9% interest through the issuance of equity to a consolidated subsidiary of the Company, making the Company the majority shareholder of Bally’s Intralot (the “Intralot Transaction”).

As a result of obtaining a controlling financial interest in Bally’s Intralot, the Company retained control of Bally’s International Interactive, via Bally’s Holdings Limited, throughout the Intralot Transaction, and as a result, the transfer of Bally’s International Interactive was accounted for as an equity transaction with the initial recognition of a 42.1% non-controlling interest, and no gain or loss was recognized in earnings.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, its majority-owned subsidiaries and entities the Company identifies as variable interest entities (“VIEs”), of which the Company is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The financial statements of our foreign subsidiaries are translated into US Dollars (“USD”) using exchange rates in effect at period-end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from financial statement translations are reflected as a separate component of Accumulated other comprehensive income. Foreign currency transaction gains and losses are included in Net loss.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As a result of the Merger described in Note 1 “General Information”, the Company elected to push down its Parent’s basis in its net assets into its unaudited condensed consolidated financial statements, and as a result, unless the context otherwise requires, the “Company,” for periods prior to the Merger Date refers to Bally’s (“Predecessor”), and for the periods after the Merger Date refers to the combined Company of Bally’s and Queen (“Successor” or the “Company”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and the Successor are not directly comparable. As Bally’s was deemed to be the predecessor entity, the historical financial statements of Bally’s became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of Bally’s prior to the Merger and (ii) the combined results of the Company following the Merger Date. The accompanying unaudited condensed consolidated financial statements include a Predecessor period, which includes the period from January 1, 2025 through February 7, 2025 concurrent with the Merger, and a Successor period from February 8, 2025 through June 30, 2026. A black line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In May, 2026, the Required Revolving Lenders and Administrative Agent under the Company’s Revolving Credit Facility conditionally waived compliance with the consolidated net leverage ratio covenant for each fiscal quarter ending during the period commencing March 31, 2026 through the earlier of (i) the Company’s election to terminate the waiver upon certifying compliance with the covenant as of the most recently ended fiscal quarter, or (ii) the date immediately preceding the delivery of the compliance certificate for the quarter ending March 31, 2027 (the “Covenant Waiver Period”). The waiver remains subject to the Company’s ongoing satisfaction of a minimum liquidity maintenance requirement, among other conditions. Based on the Company’s current forecasts, excluding the financings described below and giving effect to the scheduled reduction in revolving commitments, the Company does not project that it would satisfy the liquidity maintenance requirement or, the consolidated net leverage ratio covenant once reinstated, and may not be in compliance with the Company’s Revolving Credit Facility during the twelve months following the date these financial statements are issued. As described below, while the Company is actively engaged in discussions on several financing alternatives, the conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. Any future inability of the Company to stay in compliance with the Company’s Revolving Credit Facility has no implications under any of Bally’s Intralot’s debt documents. Bally’s Intralot does not guarantee any of Bally’s Corporation’s debt. Refer to Note 12 “Long-Term Debt” for further information.

In response to these conditions, the Company is pursuing a number of financing alternatives intended to enhance its liquidity, including asset monetization, an equity sale, and debt financings. In July 2026, the Company executed a term sheet for a loan to fund further development of the Bally’s Bronx project and general corporate purposes. While the term sheet is non-binding the parties are working towards a binding commitment. These plans have not been finalized, are subject to market conditions and the actions of third parties, and are not within the Company’s control, and there can be no assurance that the plans will be successfully implemented. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. Refer to Note 3 “Related Party Transactions” for further information.

Related Parties

The Company evaluates related parties pursuant to ASC 850, Related Party Disclosures (“ASC 850”). Related parties include VIE entities, shareholders of significant subsidiaries, key management personnel of the Company, and equity method investments held by the Company. Refer to Note 3 “Related Party Transactions” for further information.

Non-controlling interest

The Company consolidates Bally’s Intralot, Bally’s Chicago, Inc., and Bally’s Wyoming, LLC, in which the Company holds controlling financial interests. The third-party equity interests in these consolidated entities is presented as a non-controlling interest in the Company’s condensed consolidated statements of stockholders’ equity.

Net loss attributable to non-controlling interest consisted of the following:

	Successor
(in thousands)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Bally’s Intralot(1)	$(14,907)	$(10,932)
Bally’s Chicago, Inc.(2)	(2,993)	(5,911)
Bally’s Wyoming, LLC(3)	(13)	(13)
Net loss attributable to non-controlling interest	$(17,913)	$(16,856)
__________________________________
There was no net income attributable to non-controlling interest during the period from January 1, 2025 to February 7, 2025 (Predecessor).
(1)    Non-controlling equity interests amounted to 40.5% and 41.2% as of June 30, 2026 (Successor) and December 31, 2025 (Successor), respectively.
(2)    Non-controlling equity interests amounted to 10.5% as of June 30, 2026 (Successor) and December 31, 2025 (Successor).
(3)    Non-controlling equity interests amounted to 20.0% as of June 30, 2026 (Successor).

On May 28, 2026, the shareholders of Bally’s Intralot approved a cash dividend of €30.0 million ($34.4 million) payable to its shareholders. As of June 30, 2026 (Successor), approximately €12.1 million ($13.9 million) attributable to minority Bally’s Intralot shareholders was included in Accrued and other current liabilities, with a corresponding reduction to Non-controlling interest within the Company’s condensed consolidated balance sheets. The dividend was subsequently paid to Bally’s Intralot shareholders on July 27, 2026.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash includes player deposits, payment service provider deposits, and Video Lottery Terminal (“VLT”) and table games related cash payables to certain states where we operate, which are unavailable for the Company’s use.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Accounts Receivable, Net

Accounts receivable, net consists of the following:

(in thousands)	June 30, 2026 (Successor)	December 31, 2025 (Successor)
Amounts due from GLPI(1)	$90,324	$63,172
Amounts due from Rhode Island and Delaware(2)	15,889	14,101
Gaming receivables	22,115	24,392
Non-gaming receivables	85,687	93,698
Accounts receivable	214,015	195,363
Less: Allowance for credit losses	(3,950)	(1,412)
Accounts receivable, net	$210,065	$193,951
__________________________________
(1)    Represents amounts due from GLPI related to the development of the Chicago Permanent Facility. Refer to Note 13 “Leases” for further information.
(2)    Represents the Company’s share of VLT and table games revenue for Bally’s Twin River and Bally’s Tiverton due from the State of Rhode Island and for Bally’s Dover from the State of Delaware.

Deferred Payables

As of June 30, 2026 (Successor) and December 31, 2025 (Successor), there was $27.7 million and $47.0 million outstanding under the Company’s deferred payable arrangements, respectively, and are included in Accrued and other current liabilities on the condensed consolidated balance sheets.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses, including production and agency fees of campaigns, for the three months ended June 30, 2026 and 2025 (Successor) was $4.9 million and $2.7 million, respectively. Advertising expenses, including production and agency fees of campaign, for the six months ended June 30, 2026 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), was $10.0 million, $4.1 million and $0.9 million, respectively. The above advertising expenses are included in General and administrative on the condensed consolidated statements of operations.

Additionally, the Company incurred certain advertising and marketing costs directly associated with the Company’s iGaming products and services of $38.2 million and $31.5 million for the three months ended June 30, 2026 and 2025 (Successor), respectively. Certain advertising and marketing costs incurred directly associated with the Company’s iGaming products and services of $76.2 million, $49.6 million and $12.6 million during the six months ended June 30, 2026 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively. These costs are included within Gaming expenses in the condensed consolidated statements of operations.

Provision for Income Taxes

During the three and six months ended June 30, 2026 (Successor), the Company recorded a benefit for income tax of $13.6 million and $16.8 million, respectively. During the three months ended June 30, 2025 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), the Company recorded a provision of $185.4 million, $88.3 million and $0.7 million, respectively.

The effective tax rate for the three months ended June 30, 2026 (Successor) and June 30, 2025 (Successor) was 7.6% and (431.3)%, respectively. The effective tax rate for the six months ended June 30, 2026 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor) was 4.9%, (83.7)% and (1.3)%, respectively. As of June 30, 2026 (Successor), the Company projects an annual tax benefit relative to its pre-tax loss offset in part by the valuation allowance on interest and a $14.3 million discrete provision on the benefit of the Bally’s Twin River sale-leaseback during the three months ended March 31, 2026 (Successor).

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3.    RELATED PARTY TRANSACTIONS

The Star

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

The Company has a service agreement with The Star whereby the Company will be reimbursed for certain administrative costs. The Company also holds a long-term receivable for accrued paid-in-kind interest, associated with the Company’s previously held investment in The Star’s subordinated debt and convertible notes, which was included in Other assets within the condensed consolidated balance sheets as of June 30, 2026 (Successor). The accrued paid-in-kind interest is reported at fair value based on Level 2 inputs, with changes to fair value included within Other non-operating (expense) income, net of the condensed consolidated statements of operations. Refer to Note 4 “Consolidated Financial Information” and Note 11 “Fair Value Measurements” for further information.

Equity Method Investments

The Company has certain other investments in unconsolidated subsidiaries, which are accounted for using equity method accounting. The Company records its share of net income or loss and changes in fair value for equity method investments accounted for under the fair value option within Other non-operating (expense) income, net in the condensed consolidated statements of operations. Refer to Note 4 “Consolidated Financial Information” for further information.

Equity Investee

As of June 30, 2026 (Successor) and December 31, 2025 (Successor), the Company held a 19.99% equity interest in an unconsolidated entity (the “Equity Investee”) accounted for under the equity method and is considered to be a related party under ASC 850. Certain intellectual property previously owned by Bally’s and used by the Equity Investee is owned by an independent trust (the “Trust”), which is considered a VIE that is consolidated by the Company based on the applicable criterion. The Trust licenses the use of such intellectual property to the Equity Investee under a commercial license arrangement, with licensing fees paid to the Trust by the Equity Investee based on its net gaming revenues. Any proceeds generated from the Trust property are distributed to the Company and are recognized as licensing revenue and included in “Non-gaming revenue” in the condensed consolidated statements of operations, as development of iGaming capabilities remains a core part of the Company’s strategy.

As of June 30, 2026 (Successor) and December 31, 2025 (Successor), the Company held a €30.0 million seven-year term note payable by the Equity Investee. During the fourth quarter of 2025 (Successor), the Company recorded a provision for credit loss of $17.1 million on the aforementioned term note. As of June 30, 2026 and December 31, 2025 (Successor), the net carrying value of the term note, included in Other assets within the condensed consolidated balance sheets, was $16.7 million and $17.1 million, respectively.

The Company recorded interest income on the seven-year term note of $0.8 million, $1.3 million, and $0.3 million during the three months ended June 30, 2025 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively, included within Interest expense, net in the condensed consolidated statements of operations. A de minimis amount of interest income was recorded during the three and six months ended June 30, 2026 (Successor). The Company had $3.4 million and $6.1 million in receivables from the Equity Investee included within Accounts receivable, net as of June 30, 2026 (Successor) and December 31, 2025 (Successor), respectively.

Variable Interest Entities

In addition to the Trust, the Company evaluated variable interests held by Bally’s Intralot and concluded that DC09 LLC and Royal Highgate Ltd. are VIEs for which Bally’s Intralot is the primary beneficiary. As a result, these entities are consolidated in the Company’s condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of June 30, 2026 (Successor) and December 31, 2025 (Successor), the Company’s consolidated VIEs had total assets of $63.2 million and $60.8 million respectively, and total liabilities of $9.9 million and $18.6 million, respectively. Consolidated VIEs had total revenues of $4.0 million and $7.0 million during the three months ended June 30, 2026 and 2025 (Successor), respectively, and $6.5 million, $11.9 million and $3.7 million during the six months ended June 30, 2026 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively.

4.    CONSOLIDATED FINANCIAL INFORMATION

General and Administrative Expense

Amounts included in General and administrative were as follows:

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025
Advertising, general and administrative	$306,712	$274,413	$607,360	$414,829	$100,969
Acquisition, integration and development costs	26,834	19,239	40,095	23,339	2,199
Merger costs	634	4,546	2,771	20,421	11,233
Total general and administrative	$334,180	$298,198	$650,226	$458,589	$114,401

Other Non-Operating (Expense) Income, Net

Amounts included in Other non-operating (expense) income, net were as follows:

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025
Change in value of performance warrants	$—	$—	$—	$—	$(1,180)
Loss on extinguishment of debt	—	—	(63,420)	(17,372)	—
(Loss) gain on fair value of fair value option assets	(35,317)	60,723	(139,590)	66,267	—
Net income (loss) from equity method investments	7,299	601	4,386	1,464	(594)
Foreign exchange (loss) gain	(10,564)	(6,538)	10,524	(4,947)	194
Other, net	14,016	2,178	17,722	2,522	(785)
Total other non-operating (expense) income, net	$(24,566)	$56,964	$(170,378)	$47,934	$(2,365)

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Interest Expense, Net

Amounts included in Interest expense, net were as follows:

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025
Interest income	$2,258	$3,889	$4,849	$5,339	$(1)
Interest expense	(121,228)	(101,411)	(233,724)	(154,598)	(27,228)
Total interest expense, net	$(118,970)	$(97,522)	$(228,875)	$(149,259)	$(27,229)

5.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Standards Implemented

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326). The amendments clarify guidance related to Topic 326 for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers, and allowing for a practical expedient that assumes that current conditions as of the balance sheet do not change for the remaining life of the asset. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, and was adopted on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s financial statements and related disclosures.

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

6.    REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which requires the revenue to be recognized when a performance obligation is satisfied by transferring the control of promised goods or services and is measured at the transaction price or the amount of consideration that the Company expects to receive through satisfaction of the identified performance obligations. For a full description of the Company’s revenue policy, refer to Note 6, “Revenue Recognition” in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company generates revenue from six principal sources: (1) gaming (which includes retail gaming, online gaming, consumer lottery, sports betting and racing), (2) hotel, (3) food and beverage, (4) licensing, (5) technology services and (6) retail, entertainment and other.

The following table provides a disaggregation of total revenue by segment:

(in thousands)	Casinos & Resorts	Bally’s Intralot B2B	Bally’s Intralot B2C	North America Interactive	Corporate & Other	Total
Three Months Ended June 30, 2026 (Successor)
Gaming	$311,393	$—	$242,856	$53,765	$—	$608,014
Non-gaming:
Hotel	33,566	—	—	—	—	33,566
Food and beverage	36,590	—	—	—	—	36,590
Licensing	—	4,530	—	—	—	4,530
Technology Services	—	62,055	—	—	—	62,055
Retail, entertainment and other	19,468	12,903	625	12,299	2,184	47,479
Non-gaming	89,624	79,488	625	12,299	2,184	184,220
Total revenue	$401,017	$79,488	$243,481	$66,064	$2,184	$792,234

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	Casinos & Resorts	Bally’s Intralot B2B	Bally’s Intralot B2C	North America Interactive	Corporate & Other	Total
Three Months Ended June 30, 2025 (Successor)
Gaming	$305,858	$—	$195,860	$55,913	$—	$557,631
Non-gaming:
Hotel	33,714	—	—	—	—	33,714
Food and beverage	34,828	—	—	—	—	34,828
Licensing	—	7,046	—	—	—	7,046
Retail, entertainment and other	18,933	—	3,160	589	1,633	24,315
Non-gaming	87,475	7,046	3,160	589	1,633	99,903
Total revenue	$393,333	$7,046	$199,020	$56,502	$1,633	$657,534
Six Months Ended June 30, 2026 (Successor)
Gaming	$612,091	$—	$481,988	$104,790	$—	$1,198,869
Non-gaming:
Hotel	63,220	—	—	—	—	63,220
Food and beverage	70,223	—	—	—	—	70,223
Licensing	—	7,541	—	—	—	7,541
Technology Services	—	120,960	—	—	—	120,960
Retail, entertainment and other	35,211	24,943	1,431	21,730	3,828	87,143
Non-gaming	168,654	153,444	1,431	21,730	3,828	349,087
Total revenue	$780,745	$153,444	$483,419	$126,520	$3,828	$1,547,956
Period from February 8, 2025 to June 30, 2025 (Successor)
Gaming	$484,392	$—	$303,596	$83,422	$—	$871,410
Non-gaming:
Hotel	52,427	—	—	—	—	52,427
Food and beverage	55,082	—	—	—	—	55,082
Licensing	—	11,929	—	—	—	11,929
Retail, entertainment and other	28,283	—	3,291	637	3,169	35,380
Non-gaming	135,792	11,929	3,291	637	3,169	154,818
Total revenue	$620,184	$11,929	$306,887	$84,059	$3,169	$1,026,228

Period from January 1, 2025 to February 7, 2025 (Predecessor)
Gaming	$95,984	$—	$74,849	$14,934	$—	$185,767
Non-gaming:
Hotel	11,006	—	—	—	—	11,006
Food and beverage	11,304	—	—	—	—	11,304
Licensing	—	3,720	—	—	—	3,720
Retail, entertainment and other	6,005	—	416	2,007	273	8,701
Non-gaming	28,315	3,720	416	2,007	273	34,731
Total revenue	$124,299	$3,720	$75,265	$16,941	$273	$220,498

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Contract Assets and Contract Related Liabilities

The Company’s receivables related to contracts with customers are primarily comprised of marker balances, interactive platform business-to-business service receivables, other amounts due from gaming activities, amounts due for hotel stays and amounts due from tracks and OTB locations. The Company’s receivables related to contracts with customers were $57.3 million and $57.5 million as of June 30, 2026 (Successor) and December 31, 2025 (Successor), respectively.

The Company has the following liabilities related to contracts with customers: liabilities for loyalty programs, advance deposits made for goods and services yet to be provided and unpaid wagers. All of the contract liabilities are short-term in nature and are included in Accrued and Other Current Liabilities on the condensed consolidated balance sheet.

Liabilities related to contracts with customers were as follows:

(in thousands)	June 30, 2026 (Successor)	December 31, 2025 (Successor)
Unpaid wagers	$53,945	$60,238
Advanced deposits from customers	28,888	27,512
Loyalty programs	9,813	10,519
Total	$92,646	$98,269

The Company recognized $5.4 million and $5.3 million of revenue related to loyalty program redemptions for the three months ended June 30, 2026 and 2025 (Successor), respectively. The Company recognized $10.9 million, $8.5 million and $2.2 million of revenue related to loyalty program redemptions for the six months ended June 30, 2026 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively.

Up Front License Fees

The Company periodically makes long-term investments in contracts to obtain the right to supply products and/or services to its customers. As consideration, the Company pays up front fees, which are recognized as Other assets in its condensed consolidated balance sheet. During the second quarter of 2026, the Company paid $98.9 million in up front license fees. These up front license fees will be amortized, on a straight-line basis, as a reduction of technology services revenue, over the estimated economic life of the contract term, reflecting the pattern in which economic benefits are expected to be realized. As of June 30, 2026 (Successor), the Company had $97.1 million of up front license contracts within Other assets. There were no investments held in up front license contracts as of December 31, 2025 (Successor).

7.    BUSINESS COMBINATIONS

Intralot Transaction

As described in Note 1 “General Information”, the Company completed the Intralot Transaction on October 8, 2025, with the Company obtaining a controlling financial interest in Bally’s Intralot and retaining control of Bally’s International Interactive. The Intralot Transaction was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations (“ASC 805”), with the Company as the accounting acquirer.

The preliminary fair value of the transaction consideration for the Company’s interest in Bally’s Intralot as of the Intralot Closing Date, was approximately $1.6 billion, which represents the fair value of Bally’s Intralot shares issued to the Company plus the fair value of the Company’s pre-existing investment of approximately $280.6 million.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The preliminary allocation of the purchase price is as follows:

	As of October 8, 2025
(in thousands)	Preliminary as of December 31, 2025	Year to Date Adjustments	Preliminary as of June 30, 2026
Cash and cash equivalents	$2,054,955	$—	$2,054,955
Restricted cash	41,341	—	41,341
Other current assets	143,403	4,130	147,533
Property and equipment	87,769	(1,905)	85,864
Right of use assets	20,486	—	20,486
Intangible assets	828,235	20,634	848,869
Other assets	39,349	—	39,349
Total current liabilities	(150,097)	—	(150,097)
Lease liabilities	(18,211)	—	(18,211)
Long-term debt	(1,982,214)	—	(1,982,214)
Other long-term liabilities	(159,822)	(4,469)	(164,291)
Non-controlling interest	(1,063,664)	—	(1,063,664)
Goodwill	1,763,226	(18,390)	1,744,836
Total fair value of net assets acquired	$1,604,756	$—	$1,604,756

The purchase consideration has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based upon their preliminary estimated fair values as of the acquisition date, with the excess of the purchase consideration over the aggregate net fair values recorded as goodwill, which is not deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include an organized workforce and expected synergies from future cost savings and revenue driven by the integration of Bally’s intellectual property into Bally’s Intralot’s product offerings as well as cross selling product offerings of Bally’s Intralot and Bally’s International Interactive into existing and new markets.

Goodwill of $964.5 million and $780.4 million has been assigned to the Company’s Bally’s Intralot B2B and Bally’s Intralot B2C reportable segments based on the expected benefit from the transaction on a relative fair value basis, respectively. The Non-controlling interest was initially measured at its fair value based on the trading price of Bally’s Intralot stock on Euronext Athens as of the Intralot Closing Date. Certain adjustments have been made to Bally’s Intralot’s historical carrying values to conform accounting policies with the Company, including IFRS to GAAP conversion adjustments, with any such adjustments recorded to equity.

The Company recorded intangible assets based on estimates of fair value which consisted of the following (in thousands):

	Valuation Approach	Estimated Useful Life (in years)	Estimated Fair Value
Developed technology	Relief from royalty method	13	$258,568
Bally’s Intralot trade name	Relief from royalty method	13	61,390
Customer relationships	Multi-period excess earnings method	25	219,748
Backlog	Multi-period excess earnings method	8	309,163
Total fair value of intangible assets			$848,869

The valuation of intangible assets was determined using an income approach methodology including the multi-period excess earnings method and the relief from royalty method. Level 3 inputs used in estimating future cash flows included terminal growth rates of 3%, a royalty rate of 1.5% for the Bally’s Intralot trade name and 15.0% for other acquired intangibles, discount rates between 7.5% and 8.5%, and operating cash flows. The projected future cash flows are discounted to present value using an appropriate discount rate. As of June 30, 2026 (Successor), the Company is in the process of completing its valuation of tangible and intangible assets and the allocation of the purchase price to net assets, including the allocation of goodwill to reporting units, which will be completed once the valuation process has been finalized.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company incurred $1.6 million and $8.2 million of transaction-related expenses during the three and six months ended June 30, 2026 (Successor), respectively, and $7.2 million of transaction-related expenses during the three months ended June 30, 2025 and the period from February 8, 2025 to June 30, 2025 (Successor), both in connection with the transaction primarily related to legal and professional fees, which have been included within “General and administrative” in the condensed consolidated statements of operations.

Revenue of Bally’s Intralot attributable to Bally’s of $92.8 million and $188.1 million and net loss of Bally’s Intralot attributable to Bally’s of $43.4 million and $75.1 million have been included within the accompanying condensed consolidated statement of income for the three and six months ended June 30, 2026 (Successor), respectively.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information is presented to illustrate the estimated effects of the Intralot Transaction as if the transaction had occurred on January 1, 2024:

(in thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Pro forma revenue	$756,432	$1,446,660
Pro forma net loss	$(227,225)	$(269,233)

The pro forma amounts include the historical operating results of the Company and Bally’s Intralot prior to the acquisition, with adjustments directly attributable to the Intralot Transaction including amortization expense of intangible assets, debt amortization expense and interest expenses. The unaudited pro forma financial information is not necessarily indicative of the results of operations that actually would have been achieved had the transaction been consummated as of the dates indicated, nor is it indicative of any future results. In addition, the unaudited pro forma financial information does not reflect the expected realization of any synergies or cost savings associated with the Intralot Transaction.

8.    PROPERTY AND EQUIPMENT

Property and equipment, net was comprised of the following:

(in thousands)	June 30, 2026 (Successor)	December 31, 2025 (Successor)
Land and improvements(1)(2)	$240,704	$98,527
Building and improvements(2)	182,756	712,236
Equipment	300,814	265,357
Furniture and fixtures	41,503	54,146
Construction in process	71,795	27,621
Total property, plant and equipment	837,572	1,157,887
Less: Accumulated depreciation(2)	(134,191)	(94,148)
Property and equipment, net	$703,381	$1,063,739
__________________________________
(1)    Includes $195.5 million as of June 30, 2026 (Successor) related to the City of New York conveyance arrangement.
(2)    During the first quarter of 2026, the Company derecognized $65.6 million, $542.3 million, and $(13.5) million of Land and improvements, Building and improvements, and Accumulated depreciation, respectively, as part of the Bally’s Twin River sale-leaseback transaction with GLPI. Refer to Note 13 “Leases” for further information.

Depreciation expense relating to property and equipment was $22.4 million and $13.0 million for the three months ended June 30, 2026 and 2025 (Successor), respectively, and $51.1 million, $27.5 million and $7.6 million for the six months ended June 30, 2026 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor), and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively.

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

Upon closing, the Company recognized a $190.1 million land asset and a corresponding liability of $183.6 million for its obligation to fund specified capital improvements and related infrastructure associated with the conveyance arrangement. The liability was initially measured at fair value based on the present value of estimated future cash expenditures. The fair value was determined using level 3 inputs, including a discount rate of 6.6% and the Company’s estimates of cost to complete the committed capital spend. Accretion of the liability over the construction period is capitalized to the related land asset, and the liability is reduced as capital expenditures are incurred. Refer to Note 15 “Commitments and Contingencies” for additional information regarding the conveyance arrangement and related commitments.

As of June 30, 2026 (Successor), the Company’s current portion of the liability, recorded within Accrued and other current liabilities, was $8.6 million. The long-term portion of the liability, recorded within Other long-term liabilities was $180.1 million. The Company recorded $3.6 million and $5.4 million of accretion expense during the three and six months ended June 30, 2026 (Successor).

9.    GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable segment is as follows:

(in thousands)	June 30, 2026 (Successor)	December 31, 2025 (Successor)
Casinos & Resorts	$638,990	$642,055
Bally’s Intralot B2B(1)	976,265	994,179
Bally’s Intralot B2C	1,714,264	1,755,394
Corporate & Other	41,265	41,265
Total	$3,370,784	$3,432,893
__________________________________
(1)    Amounts are shown net of accumulated goodwill impairment charges of $73.3 million.

The change in intangible assets, net is as follows (in thousands):

Intangible assets, net as of December 31, 2025 (Successor)	$3,000,983
Measurement period adjustments	20,634
Additions in current period	2,000
Effect of foreign exchange	(40,473)
Software development costs	17,620
Amortization expense	(138,035)
Intangible assets, net as of June 30, 2026 (Successor)	$2,862,729

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company’s identifiable intangible assets consist of the following:

	June 30, 2026 (Successor)
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Trade names	$141,724	$(14,128)	$127,596
Customer relationships	583,986	(143,067)	440,919
Developed technology	523,996	(89,557)	434,439
Internally developed software	48,415	(4,070)	44,345
Gaming licenses	1,281,780	(69,095)	1,212,685
Licensing asset	33,933	(3,769)	30,164
Backlog	303,113	(27,494)	275,619
Other	25,355	(6,393)	18,962
Total amortizable intangible assets	2,942,302	(357,573)	2,584,729
Intangible assets not subject to amortization:
Trade names	278,000	—	278,000
Total unamortizable intangible assets	278,000	—	278,000
Total intangible assets, net	$3,220,302	$(357,573)	$2,862,729

	December 31, 2025 (Successor)
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Gaming licenses	$1,279,780	$(43,882)	$1,235,898
Customer relationships	588,320	(91,471)	496,849
Developed technology	535,530	(53,724)	481,806
Backlog	297,551	(8,554)	288,997
Trade names	144,801	(8,628)	136,173
Licensing asset	34,902	(1,384)	33,518
Internally developed software	31,214	(1,351)	29,863
Other	25,412	(5,533)	19,879
Total amortizable intangible assets	2,937,510	(214,527)	2,722,983
Intangible assets not subject to amortization:
Trade names	278,000	—	278,000
Total unamortizable intangible assets	278,000	—	278,000
Total intangible assets, net	$3,215,510	$(214,527)	$3,000,983

Amortization of intangible assets was approximately $69.3 million and $58.8 million for the three months ended June 30, 2026 and 2025 (Successor), and $138.0 million, $91.7 million and $14.8 million for the six months ended June 30, 2026 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor), and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table reflects the remaining amortization expense associated with the finite-lived intangible assets as of June 30, 2026 (Successor):

(in thousands)
Remaining 2026	$148,429
2027	296,127
2028	274,595
2029	204,754
2030	179,866
Thereafter	1,480,958
Total	$2,584,729

10.    DERIVATIVE INSTRUMENTS

The Company utilizes derivative instruments in order to mitigate interest rate and currency exchange rate risk in accordance with its financial risk and liability management policy.

Cross Currency Swaps

Economic Hedges - The Company holds EUR-GBP and USD-GBP cross currency swaps as economic hedges, for which changes in fair value and the accrual of foreign currency and USD denominated coupons are recorded through earnings in Other non-operating (expense) income, net in the condensed consolidated statements of operations.

The following table summarizes the Company’s cross currency swap arrangements as of June 30, 2026 (Successor) and December 31, 2025 (Successor).

(in thousands)	Hedge Designation	Notional Sold	Notional Purchased
Cross currency swaps	Economic Hedge	€461,595	£387,531
Cross currency swaps	Economic Hedge	£546,759	$700,000
__________________________________
The notional aggregate amounts of $500.0 million and $200.0 million associated with these contracts are set to mature in October 2028 and October 2026, respectively.

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

Economic Hedges - During the first quarter of 2026, as a result of the paydown of the Term Loan Facility (as defined below) and issuance of the 2026 Term Loans (as defined below), the Company de-designated its Interest Rate Contracts as cash flow hedges and began recording changes in fair value of the derivative and the accrual of interest rate movements through earnings reported in Other non-operating (expense) income, net in the condensed consolidated statements of operations. At the time of de-designation, amounts in Accumulated other comprehensive income were frozen and will be amortized through Interest expense, net through the maturity date of the Interest Rate Contracts. In addition, as a result of the lower principal of the 2026 Term Loan Credit Facility compared to the notional amounts of the Interest Rate Contracts, a pro-rata amount of accumulated other comprehensive loss was recorded in Other non-operating (expense) income, net in the condensed consolidated statements of operations.

As of June 30, 2026 (Successor) and December 31, 2025 (Successor), the notional value of the Company’s Interest Rate Contracts was $1.5 billion. Refer to Note 11 “Fair Value Measurements” for further information.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Total Return Equity Swap

On June 15, 2026, Bally’s Intralot entered into a total return equity swap agreement (the “TRS”) with a financial institution (the “Counterparty”) referencing the ordinary shares of Bally’s Intralot listed on the Euronext Athens exchange. Over a term of up to 12 months, the Counterparty is expected to purchase up to 62,500,000 ordinary shares of Bally’s Intralot on the open market, subject to a maximum aggregate amount of €50.0 million and a per-share price collar of €0.80 to €1.50. The TRS is expected to be settled at maturity by Bally’s Intralot paying cash to the Counterparty, and receiving the Bally’s Intralot shares from those purchased by the Counterparty. The Company will pay a floating interest rate plus a spread on the notional purchases made through the TRS maturity. The TRS conditionally obligates the Company to repurchase Bally’s Intralot shares by transferring assets, and as such, the TRS is in the scope of ASC 480, Distinguishing Liabilities from Equity, initially recognized at fair value with subsequent changes in fair value through earnings in Other non-operating (expense) income, net in the condensed consolidated statements of operations. As of June 30, 2026 (Successor), the fair value of the TRS was not material to the Company’s consolidated financial position.

11.    FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

		June 30, 2026 (Successor)
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$390,184	$—	$—
Restricted cash	Restricted cash	97,587	—	—
Investment in The Star	Other assets	158,402	—	—
Investment in GLPI partnership	Other assets	—	33,702	—
The Star paid-in-kind interest	Other assets	—	4,809	—
Derivative assets not designated as hedging instruments:
Cross currency swaps	Prepaid expenses and other current assets	—	2,789	—
Cross currency swaps	Other assets	—	2,758	—
Interest rate contracts	Prepaid expenses and other current assets	—	73	—
Interest rate contracts	Other assets	—	183	—
Total derivative assets at fair value		—	5,803	—
Total assets		$646,173	$44,314	$—
Liabilities:
Contingent consideration	Other long-term liabilities	$—	$—	$8,885
Derivative liabilities not designated as hedging instruments:
Cross currency swaps	Accrued and other current liabilities	—	12,554	—
Cross currency swaps	Other long-term liabilities	—	41,235	—
Interest rate contracts	Accrued and other current liabilities	—	2,565	—
Interest rate contracts	Other long-term liabilities	—	3,488	—
Total derivative liabilities at fair value		—	59,842	—
Total liabilities		$—	$59,842	$8,885

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		December 31, 2025 (Successor)
(in thousands)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	Cash and cash equivalents	$798,423	$—	$—
Restricted Cash	Restricted cash	108,263	—	—
Investment in GLPI partnership	Other assets	—	18,946	—
Investment in The Star	Other assets	301,285	—	—
Derivative assets not designated as hedging instruments:
Cross currency swaps	Prepaid expenses and other current assets	—	3,975	—
Cross currency swaps	Other assets	—	1,111	—
Total derivatives at fair value		—	5,086	—
Total assets		$1,207,971	$24,032	$—
Liabilities:
Contingent consideration	Accrued and other current liabilities	$—	$—	$115,000
Contingent consideration	Other long-term liabilities	—	—	8,885
Derivatives not designated as hedging instruments
Cross currency swaps	Accrued and other current liabilities	—	17,643	—
Cross currency swaps	Other long-term liabilities	—	51,716	—
Derivative liabilities designated as hedging instruments:
Interest rate contracts	Accrued and other current liabilities	—	9,166	—
Interest rate contracts	Other long-term liabilities	—	29,854	—
Total derivative liabilities at fair value		—	108,379	—
Total liabilities		$—	$108,379	$123,885

The following tables summarize the changes in fair value of the Company’s Level 3 assets and liabilities:

Contingent Consideration Liability
(in thousands)
Beginning as of December 31, 2025 (Successor)	$123,885
Payments in period	(115,000)
Ending as of June 30, 2026 (Successor)(1)	$8,885
__________________________________
(1)    There was no change in fair value during the three and six months ended June 30, 2026 (Successor).

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

			The Star Investment
(in thousands)	Sinclair Performance Warrant Liability	Contingent Consideration Liability	Subordinated Notes	Convertible Notes	Forward Obligation Asset
Beginning as of December 31, 2024 (Predecessor)	$58,668	$59,923	$—	$—	$—
Change in fair value	1,180	786	—	—	—
Ending as of February 7, 2025 (Predecessor)	$59,848	$60,709	$—	$—	$—

Beginning as of February 8, 2025 (Successor)	$—	$60,709	$—	$—	$—
Change in fair value	—	—	—	—	—
Ending as of March 31, 2025 (Successor)	—	60,709	—	—	—
Additions in the period (acquisition fair value)	—	—	70,291	13,429	—
Change in fair value	—	1,675	11,655	2,485	6,728
Effect of foreign exchange	—	—	3,032	1,239	173
Ending as of June 30, 2025 (Successor)	$—	$62,384	$84,978	$17,153	$6,901

The fair value gains (losses) recognized in the condensed consolidated statements of operations for derivative instruments were as follows:

	Condensed Consolidated Statements of Operations Location	Successor				Predecessor
(in thousands)		Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025
Derivatives not designated as hedging instruments
Sinclair Performance Warrants	Other non-operating (expense) income, net	$—	$—	$—	$—	$(1,180)
Cross Currency Swaps	Other non-operating (expense) income, net	(5,965)	6,602	16,767	6,823	50
Interest rate contracts	Other non-operating (expense) income, net	12,281	—	24,175	—	—
Derivatives designated as hedging instruments
Interest rate contracts	Interest expense, net	$—	$898	$4,692	$1,383	$(105)
Cross currency swaps	Interest expense, net	—	1,036	—	1,405	7

Derivative Instruments

The fair values of interest rate contracts and cross currency swap assets and liabilities are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on estimates using currency spot and forward rates and standard pricing models that consider the value of future cash flows as of the balance sheet date, discounted to a present value using discount factors that match both the time to maturity and currency of the underlying instruments. These standard pricing models utilize inputs that are derived from or corroborated by observable market data such as interest rate yield curves as well as currency spot and forward rates. When designated as hedging instruments, changes in the fair value of these contracts are reported as a component of Other comprehensive income (loss). When not designated as hedging instruments, changes in fair value of these contracts are reported within Other non-operating (expense) income, net in the condensed consolidated statements of operations.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Contingent Consideration

In connection with the acquisition of Bally’s Golf Links on September 12, 2023 (Predecessor), the purchase price included future cash payments totaling up to $125 million to the seller, based upon future events, which were uncertain at the time of acquisition. The Company recorded contingent consideration at fair value as a liability on the acquisition date, which was subsequently remeasured at each reporting date within “Other, non-operating expenses, net” in the condensed consolidated statements of operations. The contingent consideration was valued at $8.9 million and $123.9 million as of June 30, 2026 (Successor) and December 31, 2025 (Successor), respectively. Level 3 inputs to this valuation approach included the Company’s estimated probabilities of achieving the conditions for payment, expected terms between 1.5 and 3 years, and discount rates between 7.2% and 7.8%. During the first quarter of 2026, the contingency related to $115 million of the $125 million total payments was resolved and paid.

Investment in GLPI Partnership

The Company holds a limited partnership interest in GLP Capital, L.P., the operating partnership of GLPI. The investment is reported at fair value based on Level 2 inputs, with changes to fair value included within Other non-operating (expense) income, net of the condensed consolidated statements of operations.

Long-Term Debt

The fair value of the Company’s Term Loan Facility and senior notes are estimated based on quoted prices in active markets and are classified as Level 1 measurements. The fair value of the Revolving Credit Facility approximates its carrying amount as it is revolving, variable rate debt, and is also classified as a Level 1 measurement. In the table below, the carrying amounts of the Company’s long-term debt are net of debt issuance costs, debt discounts and fair value adjustments. Refer to Note 12 “Long-Term Debt” for further information.

	June 30, 2026 (Successor)		December 31, 2025 (Successor)
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2026 Term Loans	$1,055,021	$1,100,000	$—	$—
Term Loan Facility	—	—	1,408,953	1,458,438
Intralot British Term Loan	528,937	519,072	537,234	519,315
Intralot Greek Term Loan	228,441	221,849	234,962	230,370
Intralot 6.00% Retail Bond due 2029	152,166	151,961	157,214	155,022
5.625% Senior Notes due 2029	599,008	522,287	580,494	562,500
5.875% Senior Notes due 2031	530,770	463,050	517,458	484,181
Intralot 6.75% Senior Secured Notes due 2031	688,733	695,863	708,787	699,706
Intralot Supplemental Indenture	2,368	2,368	2,436	2,436
Intralot Floating Rate Senior Notes due 2031	343,263	345,941	353,119	347,858

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12.    LONG-TERM DEBT

Long-term debt consisted of the following:

	Outstanding Balance
($ in thousands)	June 30, 2026 (Successor)	December 31, 2025 (Successor)	Issuance Date	Maturity Date
2026 Term Loans(1)	$1,109,518	$—	2/11/2026	2/11/2031
Term Loan Facility	—	1,472,594	10/1/2021	n/a
Intralot British Term Loan	530,277	538,720	10/8/2025	10/8/2031
Intralot Greek Term Loan	228,441	234,962	10/8/2025	10/8/2029
Revolving Credit Facility	303,750	—	10/1/2021	various
Intralot Revolving Credit Facility	74,243	—	10/3/2025	7/1/2030
Intralot Greek Retail Bond	148,487	152,726	2/28/2024	2/27/2029
Fixed Rate Senior Notes:
2029 Notes	750,000	750,000	8/20/2021	9/1/2029
2031 Notes	735,000	735,000	8/20/2021	9/1/2031
Intralot Fixed Rate Notes	685,323	704,886	9/25/2025	10/15/2031
Intralot Floating Rate Notes(2)	342,661	352,443	9/25/2025	10/15/2031
Intralot Supplemental Indenture	2,368	2,436	8/3/2021	9/15/2050
Less: Unamortized original issue discount	(51,969)	—
Less: Unamortized fair value adjustment(3)	(351,399)	(443,110)
Long-term debt, including current portion	4,506,700	4,500,657
Less: Current portion of 2026 Term Loans, Term Loan Facility and Intralot Greek Term Loan	(39,977)	(37,344)
Long-term debt, net of discount and deferred financing fees; excluding current portion	$4,466,723	$4,463,313
__________________________________
(1)    If the Company’s 2029 Notes remain outstanding as of March 1, 2029, the maturity date of the 2026 Term Loans will be March 1, 2029.
(2)    The variable interest rate was 6.824% and 6.526% as of June 30, 2026 (Successor) and December 31, 2025 (Successor), respectively.
(3)    Represents the adjustment to recognize the Company’s existing debt at fair value in the Merger, as well as the fair value adjustment to the Company’s assumed Bally’s Intralot debt in connection with the Intralot Transaction. These adjustments are amortized through Interest expense, net using the effective interest method.

A portion of the Company’s outstanding Long-term debt is denominated in foreign currency and is remeasured into USD at each balance sheet date. The outstanding principal balance of the Company’s foreign denominated debt instruments consisted of the following:

		Outstanding Principal Balance
(in thousands)	Principal Currency	June 30, 2026 (Successor)	December 31, 2025 (Successor)
Intralot British Term Loan	GBP	£400,000	£400,000
Intralot Greek Term Loan	EUR	€200,000	€200,000
Intralot Revolving Credit Facility	EUR	€65,000	€—
Intralot Greek Retail Bond	EUR	€130,000	€130,000
Intralot Fixed Rate Notes	EUR	€600,000	€600,000
Intralot Floating Rate Notes	EUR	€300,000	€300,000
Intralot Supplemental Indenture	EUR	€2,073	€2,073

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Unsecured Notes

In 2021, certain unrestricted subsidiaries (together, the “Escrow Issuers”) of the Company issued, pursuant to an indenture (the “Senior Notes Indenture”), $750.0 million aggregate principal amount of 5.625% senior notes due in 2029 (the “2029 Notes”) and $750.0 million aggregate principal amount of 5.875% senior notes due in 2031 (the “2031 Notes” and, together with the 2029 Notes, the “Senior Notes”). The Senior Notes are guaranteed, jointly and severally, by certain of the Company’s restricted subsidiaries that guarantee the Company’s obligations under its Credit Agreement (as defined below).

The Company may redeem some or all of the 2031 Notes at any time prior to September 1, 2026, at prices equal to 100% of the principal amount of the 2031 Notes to be redeemed plus certain “make-whole” premiums, plus accrued and unpaid interest, and may redeem the 2029 Notes at any time, and the 2031 Notes at any time on or after September 1, 2026, at certain redemption prices plus accrued and unpaid interest.

Credit Facility

In 2021, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) providing for senior secured financing of up to $2.565 billion, consisting of a senior secured term loan facility in an aggregate principal amount of $1.945 billion (the “Term Loan Facility”), which was to mature in 2028, and a senior secured revolving credit facility in an aggregate principal amount of $620.0 million (the “Revolving Credit Facility”).

In February 2026, in connection with the issuance of the 2026 Term Loan Credit Facility described below, the Company repaid in full the remaining outstanding balance under its Term Loan Facility, paying $1.48 billion in cash for a $1.47 billion pay off of principal and $5.9 million settlement of accrued interest, and recognized a $63.4 million loss on extinguishment of debt which represents the unamortized fair value adjustment as of the repayment date.

The Revolving Credit Facility is guaranteed by the Company’s restricted subsidiaries, subject to certain exceptions, and secured by a first-priority lien on substantially all of the Company’s and each of the guarantors’ assets, subject to certain exceptions.

In January 2026, the Third Amendment to the Credit Agreement (“Amendment No. 3”) and the Incremental Joinder Agreement, which were executed in the third quarter of 2025, became effective. Upon effectiveness of these amendments, certain covenants and pricing provisions of the Revolving Credit Facility were revised, certain step downs in commitments were agreed, and its maturity was disaggregated into two tranches with portions maturing in October 2026 and October 2028, respectively. During the second quarter of 2026, the Company further amended the Credit Agreement, which increased the interest rate margins applicable to revolving loans and swingline loans.

In February 2026, total commitments under the Revolving Credit Facility were reduced to approximately $519.3 million following certain commitment reductions, including reductions in connection with the Bally’s Twin River sale-leaseback transaction, which were partially offset by incremental commitments. Effective October 2026, following the partial maturity of the revolver and other contractual step downs, total availability under the Company’s Revolving Credit Facility will be further reduced to approximately $319 million. As of June 30, 2026 (Successor), there was $195.8 million available under the Company’s Revolving Credit Facility.

The Credit Agreement allows the Company to request one or more incremental term loan facilities or increase commitments under the Revolving Credit Facility or add one or more incremental revolving facilities in an aggregate amount not to exceed the greater of $325.0 million and 50% of the Company’s consolidated EBITDA for the most recent four-quarter period plus or minus certain amounts as specified in the Credit Agreement, including an unlimited amount subject to compliance with a consolidated total secured net leverage ratio.

The Company’s Revolving Credit Facility bears interest at a rate equal to, at the Company’s option, either (1) the term Secured Overnight Financing Rate (“SOFR”), adjusted for certain additional costs and subject to a floor of 0.00% or (2) a base rate determined by reference to the greatest of (a) the federal funds rate plus 0.50%, (b) the prime rate, (c) the one-month SOFR rate plus 1.00%, and (d) 1.00%, in each case of clauses (1) and (2), plus an applicable margin. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a quarterly commitment fee of either 0.50% or 0.375%, with the applicable commitment fee determined based on the Company’s total net leverage ratio.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2026 Term Loans

On February 11, 2026, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a new term loan credit facility (the “2026 Term Loan Credit Facility”), providing for $1.1 billion of senior secured term loans (the “2026 Term Loans”). Borrowings under the 2026 Term Loan Credit Facility bear interest, at the Company’s option, at either (i) an alternate base rate, subject to a 3.0% floor, plus a margin of 6.5% per annum, or (ii) Term SOFR, subject to a 3.0% floor, plus a margin of 7.5% per annum. The Company may elect to pay a portion of the accrued interest on the 2026 Term Loans in kind, up to 3.5% per annum.

The 2026 Term Loans are guaranteed by certain of the Company’s restricted subsidiaries and are secured by substantially all assets of the Company and the guarantors, subject to certain exceptions. The 2026 Term Loans are secured on a pari passu basis with the obligations under the Company’s Revolving Credit Facility.

Intralot Greek Retail Bond

In 2024, Bally’s Intralot established a common bond loan program (the “Intralot Greek Retail Bond”) for the issuance of up to €130.0 million aggregate principal amount of bonds, with a minimum issuance of €120.0 million. The bonds admitted to trading on the Fixed Income Securities category of the Regulated Market of Euronext Athens.

The bonds bear interest at a fixed rate of 6.00% per annum, payable semi-annually, which will remain fixed throughout the duration of the bonds. Upon its maturity, Bally’s Intralot will be required to repay the principal in full, together with outstanding accrued interest and any other amounts payable. Bally’s Intralot may redeem all or a portion of the bonds, subject to a minimum redemption amount of €15.0 million and a requirement that at least €50.0 million in aggregate principal amount remain outstanding after any partial redemption.

The Intralot Greek Retail Bond is an unsecured obligation of Bally’s Intralot, with the benefit of a first-priority pledge over a designated bond loan collateral account. The bonds rank pari passu with the claims of all other unsecured creditors of Bally’s Intralot, with the exception of claims that have a statutory privilege. The Intralot Greek Retail Bond is not guaranteed by any of Bally’s Intralot’s subsidiaries.

In the event of a change of control, each bondholder has the right to require Bally’s Intralot to repurchase part or all of such bondholder’s bonds at a price equal to 101% of the nominal value, plus accrued and unpaid interest and any additional amounts.

Intralot Greek Term Loan

Intralot Capital Luxembourg S.A. (“Intralot Capital”), a wholly owned indirect subsidiary of the Company, is a party to a Senior Facilities Agreement (the “Intralot Greek Term Loan”) with various lenders, providing for an amortizing term loan facility in an aggregate amount up to €200.0 million.

The Intralot Greek Term Loan bears interest at a fixed rate equal to 7.0% per annum and requires semi-annual principal repayments plus accrued interest through maturity. The Intralot Greek Term Loan is secured by substantially all assets of Intralot Capital and the guarantors party thereto, subject to certain exceptions. Subject to an intercreditor agreement, Intralot Greek Term Loan carries the same security priority as other senior secured obligations of Intralot Capital.

Intralot British Term Loan

Intralot Capital is a party to a Senior Facilities Agreement (the “Intralot British Term Loan”) with various lenders and agents, providing for a term loan facility in an aggregate principal amount of £400.0 million. The Intralot British Term Loan is secured by first-ranking security interests, including pledges of shares in Intralot Capital and material subsidiaries of Intralot and, in certain jurisdictions, security over substantially all assets of the obligors. The Intralot British Term Loan bears interest at a rate equal to SONIA (Sterling Overnight Index Average) plus a margin of 5.5%. Interest periods may be one, three, or six months, or such other periods as agreed among the parties, with accrued interest payments made on the last day of each interest period.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Intralot Notes

Intralot Capital has issued €600 million aggregate principal amount of Senior Secured Fixed Rate Notes (the “Intralot Fixed Rate Notes”) and €300 million aggregate principal amount of Senior Secured Floating Rate Notes (the “Intralot Floating Rate Notes” and, together with the Intralot Fixed Rate Notes, the “Intralot Notes”), pursuant to an indenture (the “Intralot Indenture”) among Intralot Capital, Bally’s Intralot, and its subsidiaries, as guarantor.

The Intralot Floating Rate Notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR (subject to a 0% floor) plus 4.500%, payable quarterly, commencing on February 28, 2026. The Intralot Fixed Rate Notes bear interest at a rate of 6.75% per annum, that became payable semi-annually, commencing on April 15, 2026.

The Intralot Notes are senior secured obligations of Intralot Capital, secured by first-ranking security interests (to the extent legally possible) over the share of obligors and material subsidiaries, structural intercompany receivables, and to the extent customary in the applicable jurisdiction, substantially all assets of the obligors. Enforcement of security is subject to an intercreditor agreement, and the Intralot Notes may share collateral on an equal ranking or junior basis with other permitted indebtedness as described in the Intralot Indenture. The Intralot Notes are unconditionally guaranteed, jointly and severally, by Bally’s Intralot and future guarantors that is required to become a guarantor under the Intralot Indenture. The guarantees are subject to customary limitations under applicable law.

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

Intralot Revolving Credit Facility

Intralot Capital is a party to a Super Senior Revolving Credit Facility Agreement (the “Intralot Credit Agreement”) with various lenders and agents, providing for total permitted revolving credit commitments in an aggregate principal amount equal to the greater of €190.0 million and 40% of Intralot’s four-quarter consolidated EBITDA, with current commitments totaling €160.0 million (the “Intralot Revolving Credit Facility” and, together with the Intralot Greek Term Loan and Intralot British Term Loan, the “Intralot Credit Facilities”).

The Intralot Revolving Credit Facility bears interest at the applicable reference rate plus a margin of 4.50% per annum, subject to future leverage-based adjustments ranging from 4.75% to 3.75% based on Bally’s Intralot’s senior secured net leverage ratio, and matures on July 1, 2030. A commitment fee equal to 30% of the applicable margin on unused commitments is paid by Intralot Capital quarterly in arrears. Additionally, letter of credit fees are calculated as the applicable margin for revolving loans plus an annual fronting fee of 0.125%.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Subsequent Bally’s Intralot Financing

On July 27, 2026, Bally’s Intralot, through its subsidiary, Intralot Capital, signed a senior secured sterling term facilities agreement for £261.8 million. The new term financing will be drawn in two term loan tranches with a tenor of three years, and is guaranteed and secured on a senior basis by certain subsidiaries of Bally’s Intralot in line with the Bally’s Intralot’s existing senior secured financing arrangements. The Bally’s Intralot intends to use the funds for general corporate and working capital purposes, including its acquisition plans and refinancing of other debt.

Debt Maturities

As of June 30, 2026 (Successor), the contractual annual principal maturities of long-term debt, including the Revolving Credit Facility, are as follows:

(in thousands)
Remaining 2026	$95,670
2027	45,688
2028	282,323
2029	1,006,996
2030	74,243
Thereafter	3,405,148
$4,910,068

Debt Covenants

The Senior Notes Indenture, Revolving Credit Facility and 2026 Term Loan Credit Facility contain covenants, which are subject to exceptions and qualifications, that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, sell assets, make certain investments and grant liens. Additionally, the Revolving Credit Facility contains a financial covenant regarding a maximum first lien net leverage ratio that applies when utilization under the Revolving Credit Facility exceeds 25% of the total revolving commitment.

The Intralot Indenture and the Intralot Credit Facilities contain customary restrictive covenants, including limitations on incurring additional indebtedness and the issuance of disqualified stock and preferred stock, restricted payments, liens, asset sales, and transactions with affiliates; and reporting requirements. The financial covenants include the maintenance of a senior secured net leverage ratio, tested quarterly, as well as a total net leverage ratio not exceeding 4.75:1.00.

If the Intralot Notes or Intralot Credit Facilities obtain investment grade ratings from two rating agencies and no default has occurred and is continuing, certain of these covenants will be suspended. Upon a reversion date (when the instruments no longer maintain investment grade ratings from two rating agencies), the suspended covenants will be reinstated with respect to future events. Bally’s Intralot’s debt agreements contain customary cross-default and cross-acceleration provisions.

In May 2026, the Required Revolving Lenders and Administrative Agent under the Company’s Revolving Credit Facility conditionally waived compliance with the consolidated net leverage ratio covenant for each fiscal quarter ending during the period commencing March 31, 2026 through the earlier of (i) the Company’s election to terminate the waiver upon certifying compliance with the covenant as of the most recently ended fiscal quarter, or (ii) the date immediately preceding the delivery of the compliance certificate for the quarter ending March 31, 2027 (the “Covenant Waiver Period”). The waiver remains subject to the Company’s ongoing satisfaction of certain liquidity maintenance requirements, restrictions on additional secured indebtedness, compliance with the covenants under the Company’s Term Loan Facility and agreement to enter into an amendment to the Revolving Credit Facility within a specified period in order to incorporate certain covenants from the Company’s Term Loan Facility. Failure to satisfy any such condition will result in automatic termination of the waiver and reinstatement of the covenant in full force and effect.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of June 30, 2026 (Successor), the Company was in compliance with all covenants under its debt agreements and there were no defaults in principal, interest, sinking fund, or redemption provisions with respect to any of its outstanding indebtedness. Except as noted above with respect to the waiver of the consolidated first lien net leverage ratio covenant under the Company’s Revolving Credit Facility, no waivers of acceleration or covenant violations were in effect as of June 30, 2026 (Successor). Except as described in Note 2 “Summary of Significant Accounting Policies”, the Company expects to be in compliance with all applicable covenants for the next twelve months.

13.    LEASES

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

The Company had total operating lease liabilities of $2.39 billion and $1.93 billion as of June 30, 2026 (Successor) and December 31, 2025 (Successor), respectively, and right of use assets of $2.23 billion and $1.77 billion as of June 30, 2026 (Successor) and December 31, 2025 (Successor), respectively, which were included in the condensed consolidated balance sheets.

GLPI Master Leases

The Company leases certain properties from GLPI under three separate master lease agreements, the “Master Lease,” the “Master Lease No. 2,” and the “Queen Master Lease.” All components of these master lease agreements are accounted for as operating leases within the provisions of ASC 842, Leases (“ASC 842”), over the lease term or until a re-assessment event occurs.

On February 11, 2026, the Company completed the sale-leaseback of the land and real estate assets of Bally’s Twin River to GLPI for total consideration of $700.0 million. The transaction was structured as a tax-free capital contribution and a substantial portion of the proceeds was used to reduce the Company’s debt. In connection with this transaction, the Bally’s Twin River property was added to Master Lease No. 2, increasing minimum annual payments by $56.0 million, and with annual escalations and extension options disclosed above. During the first quarter of 2026, the Company recorded a gain of $105.8 million, within Gain on sale-leaseback in the condensed consolidated statements of operations, representing the difference in the transaction price and the derecognition of assets.

In addition to the properties under the master leases explained above, the Company leases land associated with Tropicana Las Vegas under a ground lease established with GLPI, which is also accounted for as an operating lease within the provisions of ASC 842, over the lease term or until a re-assessment event occurs.

Chicago MLA

On July 17, 2025, the Company entered into a new master lease agreement with GLPI (the “Chicago MLA”), that amended the previously existing ground lease for the property on which the Company is developing its Chicago Permanent Facility and a development agreement with GLPI (the “Chicago Development Agreement”) pursuant to which GLPI has committed to advance up to $940.0 million (the “GLPI Development Advances”) for the payment of hard costs used to construct the Chicago Permanent Facility in exchange for increasing the amount of rent payable to GLPI under the Chicago MLA.

Under the Chicago Development Agreement, as construction occurs, the Company recognizes a construction receivable on the condensed consolidated balance sheets due from GLPI. To the extent costs exceed the amount to be reimbursed by GLPI, such costs are considered prepaid rent, which will be added to the associated operating lease right of use asset once the lease commences. As of June 30, 2026 (Successor) and December 31, 2025 (Successor), the prepaid rent balance, classified within Other assets, was $222.7 million and $175.8 million, respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Components of lease expense, included within General and administrative in the condensed consolidated statements of operations, for operating leases were as follows:

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025
Operating leases:
Operating lease cost	$76,149	$59,454	$144,784	$93,474	$21,714
Variable lease cost	2,649	2,389	5,163	4,128	1,238
Operating lease expense	78,798	61,843	149,947	97,602	22,952
Short-term lease expense	5,894	7,063	12,050	10,446	2,393
Total lease expense	$84,692	$68,906	$161,997	$108,048	$25,345

Supplemental cash flow and other information related to operating leases are as follows:

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025
Cash paid for amounts included in the lease liability - operating cash flows from operating leases	$73,299	$62,141	$138,964	$80,625	$30,843
Right of use assets obtained in exchange for operating lease liabilities	6,728	22,977	516,640	22,977	—
GLPI Development Advances received	176,085	—	274,034	—	—

	June 30, 2026 (Successor)	December 31, 2025 (Successor)
Weighted average remaining lease term	14.9 years	15.6 years
Weighted average discount rate	7.5%	7.3%
As of June 30, 2026 (Successor), future minimum lease payments under noncancellable operating leases are as follows:

(in thousands)	June 30, 2026 (Successor)
Remaining 2026	$142,594
2027	292,327
2028	289,686
2029	290,399
2030	292,158
Thereafter	2,816,119
Total lease payments	4,123,283
Less: present value discount	(1,731,016)
Lease obligations(1)	$2,392,267
__________________________________
(1)    Total lease obligations exclude future minimum lease payments under the Chicago MLA, which has not yet commenced as of June 30, 2026 (Successor).

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Lessor

The Company leases its hotel rooms to patrons. Hotel leasing arrangements vary in duration but are short-term in nature. Additionally, the Company leases lottery equipment to government lottery commissions in conjunction with providing related operations, maintenance, and support services. These arrangements are priced either as (i) a fixed fee per machine per period or (ii) a variable fee based on a percentage of the lottery organization’s gross ticket sales.

The Company recorded lessor revenues in “Non-gaming revenue” of $46.5 million and $33.7 million for the three months ended June 30, 2026 and 2025 (Successor), respectively, and $88.2 million, $52.4 million and $11.0 million for the six months ended June 30, 2026 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively.

14.    STOCKHOLDERS’ EQUITY

Capital Return Program

The Company has a Board of Directors approved capital return program under which the Company may expend a total of up to $700 million for share repurchases and payment of dividends. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases. As of June 30, 2026 (Successor) and December 31, 2025 (Successor), $95.5 million was available for use under the capital return program. There was no share repurchase activity under the capital return program and no cash dividends paid during all periods presented in the Company’s condensed consolidated financial statements.

Preferred Stock

The Company has authorized the issuance of up to 10 million shares of $0.01 par value preferred stock. As of June 30, 2026 (Successor) and December 31, 2025 (Successor), no shares of preferred stock have been issued.

Shares Outstanding

As of June 30, 2026 (Successor), the Company had 48,988,040 common shares issued and outstanding. Certain awards under the Company’s equity incentive plans, as well as penny warrants issued in connection with its strategic business transactions, are expected to result in the issuance of common shares in future periods, with the penny warrants being contingent on their exercise. These incremental shares are summarized below:

Penny Warrants	11,619,725
Outstanding awards under Equity Incentive Plans	2,897,120
14,516,845

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Accumulated Other Comprehensive Income

The following tables reflect the changes in Accumulated other comprehensive income by component:

Successor
(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Cash Flow Hedges(1)	Net Investment Hedges	Total
Accumulated other comprehensive income (loss) as of December 31, 2025 (Successor)	$126,567	$18	$(16,729)	$(40,435)	$69,421
Other comprehensive loss before reclassifications	(19,142)	—	(2,940)	—	(22,082)
Reclassifications from accumulated other comprehensive income (loss)(2)(3)	—	—	7,248	—	7,248
Tax effect	4,195	—	(1,078)	60	3,177
Net current period other comprehensive (loss) income	(14,947)	—	3,230	60	(11,657)
Amount attributable to non-controlling interest	4,496	—	—	—	4,496
Accumulated other comprehensive income (loss) as of June 30, 2026 (Successor)	$116,116	$18	$(13,499)	$(40,375)	$62,260
__________________________________
(1)    As of June 30, 2026 (Successor), approximately $8.1 million of existing gains and losses are estimated to be reclassified into earnings within the next 12 months.
(2)    Includes $7.5 million reclassification due to de-designation of its interest rate contracts as cash flow hedges. Refer to Note 10 “Derivative Instruments” for further information.

Predecessor
(in thousands)	Foreign Currency Translation Adjustment	Benefit Plans	Cash Flow Hedges	Net Investment Hedges	Total
Accumulated other comprehensive (loss) income as of December 31, 2024 (Predecessor)	$(261,745)	$1,746	$(8,189)	$7,921	$(260,267)
Other comprehensive (loss) income before reclassifications	(13,097)	—	1,425	3,655	(8,017)
Reclassifications from accumulated other comprehensive (loss) income to earnings	—	—	(105)	7	(98)
Tax effect	—	—	(352)	(976)	(1,328)
Net current period other comprehensive (loss) income	(13,097)	—	968	2,686	(9,443)
Amount attributable to non-controlling interest	—	—	—	—	—
Accumulated other comprehensive (loss) income as of February 07, 2025 (Predecessor)	$(274,842)	$1,746	$(7,221)	$10,607	$(269,710)

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Successor
(in thousands)	Foreign Currency Translation Adjustment	Cash Flow Hedges	Net Investment Hedges	Total
Accumulated other comprehensive (loss) income as of February 8, 2025 (Successor)	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	198,030	(28,414)	(72,670)	96,946
Reclassifications from accumulated other comprehensive income (loss) to earnings	—	1,383	1,405	2,788
Tax effect	(52,548)	7,203	18,990	(26,355)
Net current period other comprehensive income (loss)	145,482	(19,828)	(52,275)	73,379
Amount attributable to non-controlling interest	—	—	—	—
Accumulated other comprehensive income (loss) as of June 30, 2025 (Successor)	$145,482	$(19,828)	$(52,275)	$73,379

15.    COMMITMENTS AND CONTINGENCIES

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

The closing of the transactions contemplated by the Conveyance Agreement occurred in February 2026 and was contingent upon, among other things, (i) Bally’s New York’s agreement to (a) make certain capital improvements to Ferry Point Park in the Bronx, New York with a fair market value of approximately $161.0 million and (b) to deliver security instruments to the City to secure the performance and completion of such capital improvements, (ii) the Company being awarded a downstate gaming facility license from the New York State Gaming Commission, (iii) payment by Bally’s New York to the City’s Department of Parks & Recreation of an administrative fee in the amount of $1.0 million, (iv) Bally’s New York’s agreement to pay for all costs and expenses for the development and mapping of the Ring Road Parcel and (v) Bally’s New York’s payment of real property transfer taxes with respect to the transactions contemplated by the Conveyance Agreement. Additionally, as part of the conditions for closing of the Conveyance Agreement, Bally’s New York amended its License Agreement and Licensor Consent with the City, which includes an obligation for Bally’s New York to design and construct a new permanent clubhouse for the golf course on the licensed property.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

New York Gaming License Commitments

In December 2025, the Company was awarded one of New York State’s three downstate commercial casino licenses for its planned Bally’s Bronx project, requiring the Company to pay a $500.0 million license fee, which was paid during the first quarter of 2026, as well as post a bond or cash deposit equal to 5% of the total project investment. The Company must also implement its community benefit commitments, including periodic public reporting, and has engaged an independent Compliance Monitoring Team, approved by the New York State Gaming Commission, to oversee regulatory, anti‑money‑laundering, and community‑benefit compliance.

Capital Expenditure Commitments

Bally’s Twin River - Pursuant to the terms of the Regulatory Agreement in Rhode Island, the Company is committed to invest $100.0 million in its Rhode Island properties over the term of the master contract through June 30, 2043, including an expansion and the addition of new amenities at Bally’s Twin River. As of June 30, 2026 (Successor), approximately $39.0 million of the commitment remains.

Bally’s Chicago - Pursuant to the Host Community Agreement with the City of Chicago, the Company’s indirect subsidiary is required to spend at least $1.34 billion on the design, construction and outfitting of the temporary casino and the permanent resort and casino. As of June 30, 2026 (Successor), approximately $400.0 million of this commitment remains. The Company anticipates that the total development costs attributable to the project will exceed its contractual obligations pursuant to the Host Community Agreement. As certain underlying contracts have yet to be executed, a reasonable estimate of the excess costs cannot be determined as of the date of issuance of these condensed consolidated financial statements.

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

Performance and other bonds

Certain contracts require the Company to provide a surety bond as a guarantee of performance for the benefit of customers. These bonds give beneficiaries the right to obtain payment and/or performance from the issuer of the bond if certain specified events occur. In the case of performance bonds, such events include the Company’s failure to perform its required obligations under the applicable contracts. In general, the Company would only be liable for these guarantees in the event of breach of its obligations and failure to perform under each applicable contract, which the Company determined is not probable. Accordingly, no liability has been recorded as of June 30, 2026 (Successor) and December 31, 2025 (Successor) related to these bonds.

Sponsorship Commitments

As of June 30, 2026 (Successor), the Company has entered into multiple sponsorship agreements with various professional sports leagues and teams. These agreements commit a total of $96.8 million through 2036 and grant the Company rights to use official league marks for branding and promotions, among other benefits.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Interactive Technology Commitments

The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of June 30, 2026 (Successor), the cumulative minimum obligation committed in these agreements is approximately $41.1 million through 2030.

16.    SEGMENT REPORTING

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

The Company’s four reportable segments as of June 30, 2026 (Successor) are:

Casinos & Resorts - Includes 19 casino and resort properties, two horse racetracks and one golf course in the United States (“US”).

Bally’s Intralot B2B - Includes Bally’s Intralot’s B2B global lottery and technology services operations and the Company’s licensing business.

Bally’s Intralot B2C - Includes the Company’s interactive European gaming operations, Bally’s Intralot’s B2C lottery operations, as well as one casino property, Bally’s Newcastle, in the UK.

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

As of June 30, 2026 (Successor), the Company’s operations were substantially in the US and UK with a less substantive footprint in other countries world-wide. Revenue generated from the UK represented approximately 27% and 28% of total revenue for the three months ended June 30, 2026 and 2025 (Successor), respectively, and 27%, 28% and 32% of total revenue for the six months ended June 30, 2026 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively. The Company does not have any revenues from any individual customers that exceed 10% of total reported revenues.

The following table sets forth revenue and Adjusted EBITDAR for the Company’s four reportable segments and reconciles Adjusted EBITDAR on a consolidated basis to net (loss) income. The Other category is included in the following tables in order to reconcile the segment information to the Company’s condensed consolidated financial statements.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025
Revenue
Casinos & Resorts	$401,017	$393,333	$780,745	$620,184	$124,299
Bally’s Intralot B2B	79,488	7,046	153,444	11,929	3,720
Bally’s Intralot B2C	243,481	199,020	483,419	306,887	75,265
North America Interactive	66,064	56,502	126,520	84,059	16,941
Corporate & Other	2,184	1,633	3,828	3,169	273
Total	$792,234	$657,534	$1,547,956	$1,026,228	$220,498

Adjusted EBITDAR(1)
Casinos & Resorts	$109,611	$105,967	$205,807	$177,507	$23,554
Bally’s Intralot B2B	21,931	7,046	37,047	11,929	3,720
Bally’s Intralot B2C	64,739	75,159	151,831	118,471	25,220
North America Interactive	2,994	2,484	(4,143)	139	(5,661)
Corporate & Other	(11,760)	(17,506)	(24,096)	(27,209)	(6,774)
Total	187,515	173,150	366,446	280,837	40,059

Operating (expense) income
Rent expense associated with triple net operating leases(2)	(63,481)	(43,904)	(119,128)	(68,320)	(15,669)
Depreciation and amortization	(91,689)	(71,732)	(189,132)	(119,213)	(22,343)
Transaction costs	(21,343)	(17,010)	(28,568)	(17,847)	(865)
Development costs(3)	(20,306)	(21,560)	(33,264)	(34,392)	(6,846)
Share-based compensation	(1,805)	(2,350)	(4,356)	(5,090)	(1,954)
Gain on sale-leaseback, net	—	—	105,845	—	—
Merger Agreement and Intralot Transaction costs(4)	(2,195)	(11,720)	(10,953)	(27,595)	(11,233)
Other	(20,715)	(7,311)	(29,298)	(12,627)	(1,915)
(Loss) income from operations	(34,019)	(2,437)	57,592	(4,247)	(20,766)
Other (expense) income
Interest expense, net of interest income	(118,970)	(97,522)	(228,875)	(149,259)	(27,229)
Other	(24,566)	56,964	(170,378)	47,934	(2,365)
Total other expense, net	(143,536)	(40,558)	(399,253)	(101,325)	(29,594)
Loss before income taxes	(177,555)	(42,995)	(341,661)	(105,572)	(50,360)
Benefit (provision) for income taxes	13,573	(185,441)	16,822	(88,348)	(664)
Net loss	$(163,982)	$(228,436)	$(324,839)	$(193,920)	$(51,024)
__________________________________
(1)    Adjusted EBITDAR is defined as earnings, or loss, for the Company before interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating (income) expense, acquisition, integration and restructuring expense, share-based compensation, and certain other gains or losses as well as, when presented for our reporting segments, an adjustment related to the allocation of corporate cost among segments, plus rent expense associated with triple net operating leases. Adjusted EBITDAR should not be construed as an alternative to GAAP net income, nor is it directly comparable to similarly titled measures presented by other companies.
(2)    Consists primarily of the operating lease components contained within certain triple net leases for the real estate assets used in the operations of casino properties. Refer to Note 13 “Leases” for further information.
(3)    Costs associated with the Company’s Casino development projects including: (i) the demolition and redevelopment of the Tropicana Las Vegas site, (ii) the development of the Chicago Permanent Facility, and (iii) the Company’s planned Bally’s Bronx project.
(4)    Costs incurred in connection with the Merger and the Intralot Transaction discussed in Note 1 “General Information”.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table sets forth significant segment expenses and other segment items by reportable segment:

(in thousands)	Casinos & Resorts	Bally’s Intralot B2B	Bally’s Intralot B2C	North America Interactive
Three Months Ended June 30, 2026 (Successor)
Revenue	$401,017	$79,488	$243,481	$66,064
Less: segment expenses
Marketing costs	19,290	1,357	26,721	14,315
Gaming tax	62,993	508	85,158	16,988
Compensation	112,329	22,691	25,158	9,639
Other direct costs	—	16,249	29,075	10,936
Casino property costs	45,894	—	—	—
General and administrative	26,033	12,064	14,147	4,973
Segment expense allocations	167	—	1,151	1,305
Other segment items(1)	24,700	4,688	(2,668)	4,914
Segment EBITDAR	$109,611	$21,931	$64,739	$2,994

Three Months Ended June 30, 2025 (Successor)
Revenue	$393,333	$7,046	$199,020	$56,502
Less: segment expenses
Marketing costs	16,469	—	21,168	13,851
Gaming tax	47,659	—	43,562	11,592
Compensation	102,974	115	21,919	7,445
Other direct costs	—	19	21,897	9,164
Casino property costs	42,983	—	—	—
General and administrative	21,256	(329)	15,037	8,294
Other segment items(1)	56,025	195	278	3,672
Segment EBITDAR	$105,967	$7,046	$75,159	$2,484

Six Months Ended June 30, 2026 (Successor)
Revenue	$780,745	$153,444	$483,419	$126,520
Less: segment expenses
Marketing costs	36,299	2,683	53,748	28,463
Gaming tax	122,913	1,021	135,492	33,467
Compensation	226,716	45,338	57,052	20,453
Other direct costs	—	31,655	59,339	23,057
Casino property costs	88,968	—	—	—
General and administrative	52,740	21,469	27,627	13,098
Segment expense allocations	214	190	1,056	2,041
Other segment items(1)	47,088	14,041	(2,726)	10,084
Segment EBITDAR	$205,807	$37,047	$151,831	$(4,143)

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands)	Casinos & Resorts	Bally’s Intralot B2B	Bally’s Intralot B2C	North America Interactive
Period from February 8, 2025 to June 30, 2025 (Successor)
Revenue	$620,184	$11,929	$306,887	$84,059
Less: segment expenses
Marketing costs	21,768	—	31,529	21,764
Gaming tax	72,687	—	66,333	15,105
Compensation	159,492	(426)	35,007	13,538
Other direct costs	—	16	34,178	9,954
Casino property costs	66,847	—	—	—
General and administrative	21,159	(221)	24,359	15,143
Other segment items(1)	100,724	631	(2,990)	8,416
Segment EBITDAR	$177,507	$11,929	$118,471	$139

Period from January 1, 2025 to February 7, 2025 (Predecessor)
Revenue	$124,299	$3,720	$75,265	$16,941
Less: segment expenses
Marketing costs	8,814	—	8,362	5,055
Gaming tax	20,917	—	16,535	6,461
Compensation	41,381	—	8,492	3,213
Other direct costs	—	—	8,183	8,355
Casino property costs	26,653	—	—	—
General and administrative	10,712	—	6,261	2,220
Other segment items(1)	(7,732)	—	2,212	(2,702)
Segment EBITDAR	$23,554	$3,720	$25,220	$(5,661)
__________________________________
(1)    Other Segment Items primarily includes Gaming and non-gaming expenses within our Casinos & Resorts reportable segment, and certain other immaterial costs and allocations within each of the Company’s reportable segments.

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025
Capital Expenditures
Casinos & Resorts	$27,141	$12,419	$59,642	$23,125	$5,306
Bally’s Intralot B2B	6,697	—	9,521	—	—
Bally’s Intralot B2C	1,083	288	3,950	288	148
North America Interactive	153	—	795	—	—
Corporate & Other(1)	16	36,258	46	56,009	10,970
Total	$35,090	$48,965	$73,954	$79,422	$16,424
__________________________________
(1)    Includes $36.3 million, $56.0 million and $11.0 million related to the Chicago Permanent Facility during the three months ended June 30, 2025 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively.

BALLY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Total assets are not regularly reviewed for each operating segment when assessing segment performance or allocating resources and accordingly, are not presented.

17.    EARNINGS (LOSS) PER SHARE

Diluted earnings per share includes the determinants of basic earnings per share and, in addition, reflects the dilutive effect of the common stock deliverable for stock options, using the treasury stock method, and for restricted stock units, restricted stock awards and performance stock units for which future service is required as a condition to the delivery of the underlying common stock.

	Successor				Predecessor
(in thousands, except per share data)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025
Net loss attributable to Bally’s Corporation	$(146,069)	$(228,436)	$(307,983)	$(193,920)	$(51,024)

Weighted average common shares outstanding, basic	60,588	60,686	60,419	60,554	48,743
Weighted average effect of dilutive securities	—	—	—	—	—
Weighted average common shares outstanding, diluted	60,588	60,686	60,419	60,554	48,743

Basic loss per share	$(2.41)	$(3.76)	$(5.10)	$(3.20)	$(1.05)
Diluted loss per share	$(2.41)	$(3.76)	$(5.10)	$(3.20)	$(1.05)
There were 31,269 and 296,374 share-based awards that were considered anti-dilutive for the three months ended June 30, 2026 and 2025 (Successor), respectively, and 24,094, 231,580 and 5,056,640 for the six months ended June 30, 2026 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), respectively.

The Company has Penny Warrants which participate in dividends with the Company’s common stock, subject to certain contingencies. In the period in which the contingencies are met, those instruments are participating securities to which income will be allocated using the two-class method. The Penny Warrants were considered exercisable for little to no consideration and are therefore included in basic shares outstanding at their issuance date.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements as to matters that are not historical facts, and include statements about our plans, objectives, expectations and intentions.

Forward-looking statements are not guarantees and are subject to risks and uncertainties. Forward-looking statements are based on our current expectations and assumptions. Although we believe that our expectations and assumptions are reasonable at this time, they should not be regarded as representations that our expectations will be achieved. Actual results may vary materially. Forward-looking statements speak only as of the date they are made and we do not undertake to update or revise them as more information becomes available, except as required by law.

Important factors beyond those that apply to most businesses, some of which are beyond our control, that could cause actual results to differ materially from our expectations and assumptions include:
•unexpected costs and other events impacting our planned construction projects, including a permanent casino resort in Chicago, Illinois (“Bally’s Chicago”) and a full-scale casino and resort in The Bronx, New York (“Bally’s New York”);
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

As of June 30, 2026, we own and operate 20 casinos globally, including in the United Kingdom (“UK”) and in 11 states across the United States (“US”), along with a golf course in New York and horse racetracks in Colorado and Wyoming. We also own Bally Bet Sportsbook & Casino, a premier sports betting and iCasino platform licensed in 16 jurisdictions in North America, and a majority equity interest in Bally’s Intralot S.A. (“Bally’s Intralot”) which is active in 39 jurisdictions worldwide and is comprised of a global lottery, technology, management and services business and also the Bally’s Interactive International division, a leading global interactive gaming operator. We also have rights to developable land in Las Vegas at the site of the former Tropicana Las Vegas, have been awarded a license to build Bally’s New York, a full-scale casino and resort in The Bronx, New York, and are developing Bally’s Chicago, an integrated destination resort in Chicago, Illinois.

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

Casinos & Resorts - includes 19 land-based casino properties, two horse racetracks and one golf course in the US. For further information on the Casinos & Resorts properties, refer to Note 1 “General Information” to our condensed consolidated financial statements presented in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Bally’s Intralot B2B - includes the global lottery operations of Bally’s Intralot and the Company’s licensing business.

Bally’s Intralot B2C - includes the Company’s interactive European gaming operations, Bally’s Intralot’s B2C lottery operations, as well as one casino property, Bally’s Newcastle, in the UK.

North America Interactive - includes the North American operations of Bally’s Interactive, primarily a B2C online iGaming and online sportsbook operator; and consumer facing service and marketing engines.

Refer to Note 16 “Segment Reporting” to our condensed consolidated financial statements for additional information on our segment reporting structure.

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

Key Performance Indicators

The key performance indicator used in managing our business is consolidated Adjusted EBITDA and segment Adjusted EBITDAR. Adjusted EBITDA is defined as earnings, or loss, for the Company, or where noted its reporting segments, before, in each case, interest expense, net of interest income, provision (benefit) for income taxes, depreciation and amortization, non-operating (income) expense, acquisition and other transaction related costs, share-based compensation and certain other gains or losses as well as, when presented for our reporting segments, an adjustment related to the allocation of corporate cost among segments. Segment Adjusted EBITDAR is Adjusted EBITDA (as defined above) for the Company’s reportable segments, plus rent expense associated with triple net operating leases for the real estate assets used in the operations of the Bally’s casinos.

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

Consolidated Adjusted EBITDA and segment Adjusted EBITDAR should not be construed as alternatives to net income, as indicators of our performance. In addition, consolidated Adjusted EBITDA and segment Adjusted EBITDAR as used by us may not be defined in the same manner as other companies in our industry, and, as a result, may not be comparable to similarly titled financial measures of other companies. Consolidated Adjusted EBITDAR should not be viewed as a measure of overall operating performance or considered in isolation or as an alternative to net income, because it excludes the rent expense associated with our triple net operating leases for real estate assets used in the operations of our casino properties.

Second Quarter 2026 Results

The following table presents, for the periods indicated, certain revenue and income items:

	Successor				Predecessor
(in millions)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025
Total revenue	$792.2	$657.5	$1,548.0	$1,026.2	$220.5
(Loss) income from operations	(34.0)	(2.4)	57.6	(4.2)	(20.8)
Net loss	(164.0)	(228.4)	(324.8)	(193.9)	(51.0)

The following table presents, for the periods indicated, certain income and expense items expressed as a percentage of total revenue:

	Successor				Predecessor
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Gaming and non-gaming expenses	50.5%	44.1%	48.9%	44.1%	47.4%
General and administrative	42.2%	45.4%	42.0%	44.7%	51.9%
Gain on sale-leaseback	—%	—%	(6.8)%	—%	—%
Depreciation and amortization	11.6%	10.9%	12.2%	11.6%	10.1%
Total operating costs and expenses	104.3%	100.4%	96.3%	100.4%	109.4%
(Loss) income from operations	(4.3)%	(0.4)%	3.7%	(0.4)%	(9.4)%
Other (expense) income:
Interest expense, net	(15.0)%	(14.8)%	(14.8)%	(14.5)%	(12.3)%
Other non-operating (expense) income, net	(3.1)%	8.7%	(11.0)%	4.7%	(1.1)%
Total other expense, net	(18.1)%	(6.2)%	(25.8)%	(9.9)%	(13.4)%
Loss before income taxes	(22.4)%	(6.5)%	(22.1)%	(10.3)%	(22.8)%
(Benefit) provision for income taxes	(1.7)%	28.2%	(1.1)%	8.6%	0.3%
Net loss	(20.7)%	(34.7)%	(21.0)%	(18.9)%	(23.1)%
__________________________________
Note: Amounts in table may not subtotal due to rounding.

Segment Performance

In the fourth quarter of 2025, the Company updated its operating and reportable segments in connection with the Company’s acquisition of Intralot pursuant to the transaction agreement, dated as of July 18, 2025 (the “Intralot Transaction”). These changes were made to better align with the Company’s strategic growth initiatives and how its chief operating decision maker evaluates performance and allocates resources. Prior period reportable segment results and related disclosures have been conformed to reflect the Company’s current reportable segments.

The following table sets forth certain financial information associated with results of operations:

	Successor				Predecessor
(in thousands, except percentages)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025
Revenue:
Gaming
Casinos & Resorts	$311,393	$305,858	$612,091	$484,392	$95,984
Bally’s Intralot B2C	242,856	195,860	481,988	303,596	74,849
North America Interactive	53,765	55,913	104,790	83,422	14,934
Total Gaming revenue	608,014	557,631	1,198,869	871,410	185,767
Non-gaming
Casinos & Resorts	89,624	87,475	168,654	135,792	28,315
Bally’s Intralot B2B	79,488	7,046	153,444	11,929	3,720
Bally’s Intralot B2C	625	3,160	1,431	3,291	416
North America Interactive	12,299	589	21,730	637	2,007
Corporate & Other	2,184	1,633	3,828	3,169	273
Total Non-gaming revenue	184,220	99,903	349,087	154,818	34,731
Total revenue	$792,234	$657,534	$1,547,956	$1,026,228	$220,498
Operating costs and expenses:
Gaming
Casinos & Resorts	$120,554	$116,689	$237,109	$181,204	$37,637
Bally’s Intralot B2C	146,008	87,920	254,059	132,357	33,335
North America Interactive	49,745	37,427	100,001	61,998	17,022
Total Gaming expenses	$316,307	$242,036	$591,169	$375,559	$87,994
Non-gaming
Casinos & Resorts	$46,462	$45,240	$90,197	$70,080	$16,240
Bally’s Intralot B2B	34,829	—	68,007	—	—
Bally’s Intralot B2C	387	—	548	1,140	16
North America Interactive	2,399	2,765	6,930	5,330	68
Corporate & Other	—	—	—	564	202
Total Non-gaming expenses	$84,077	$48,005	$165,682	$77,114	$16,526
General and administrative
Casinos & Resorts	$190,176	$172,451	$371,726	$264,456	$63,503
Bally’s Intralot B2B	44,051	—	71,025	—	—
Bally’s Intralot B2C	47,784	37,072	95,138	57,195	16,818
North America Interactive	10,861	14,439	23,770	17,468	5,512
Corporate & Other	41,308	74,236	88,567	119,470	28,568
Total General and administrative	$334,180	$298,198	$650,226	$458,589	$114,401
Margins:
Gaming expenses as a percentage of Gaming revenue	52%	43%	49%	43%	47%
Non-gaming expenses as a percentage of Non-gaming revenue	46%	48%	47%	50%	48%
General and administrative as a percentage of Total revenue	42%	45%	42%	45%	52%

Total Revenue

The following table sets forth certain financial information associated with revenue:

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025
Gaming	$608,014	$557,631	$1,198,869	$871,410	$185,767
Hotel	33,566	33,714	63,220	52,427	11,006
Food and beverage	36,590	34,828	70,223	55,082	11,304
Technology Services	62,055	—	120,960	—	—
Licensing	4,530	7,046	7,541	11,929	3,720
Retail, entertainment and other	47,479	24,315	87,143	35,380	8,701
Total revenue	$792,234	$657,534	$1,547,956	$1,026,228	$220,498

Total revenue for the Successor three months ended June 30, 2026 increased 20% from $657.5 million for the Successor three months ended June 30, 2025. Total revenue for the Successor six months ended June 30, 2026 increased 24% compared to the Predecessor period from January 1, 2025 to February 7, 2025 and Successor period from February 8, 2025 to June 30, 2025. Increases in total revenue from the Predecessor period from January 1, 2025 to February 7, 2025 and Successor period from February 8, 2025 to June 30, 2025 were primarily driven by the revenue additions from the Bally’s Intralot entities, beginning October 8, 2025, contributing $92.8 million and $188.1 million to the Successor three and six months ended June 30, 2026, respectively. Additionally, the Company experienced incremental increased revenue from Queen, as well as increased gaming revenue in our European markets within our Bally’s Intralot B2C reportable segment during the Successor six months ended June 30, 2026.

Gaming and Non-gaming Expenses

In 2026, the Company’s gaming and non-gaming expenses, amounting to $400.4 million and $756.9 million for the Successor three and six months ended June 30, 2026, respectively, grew proportionally relative to total revenue. The expenses for the Successor three months ended June 30, 2025 amounted to $290.0 million. The expenses for the Predecessor period from January 1, 2025 to February 7, 2025 and Successor period from February 8, 2025 to June 30, 2025 amounted to $557.2 million. This growth in expenses compared to the prior year is primarily due to the changes in revenue year over year.

General and Administrative

General and administrative expense for the Successor three months ended June 30, 2026 increased 12% compared to $298.2 million in the Successor three months ended June 30, 2025. General and administrative expense for the Successor six months ended June 30, 2026 compared to the Predecessor period from January 1, 2025 to February 7, 2025 and Successor period from February 8, 2025 to June 30, 2025, increased 13% from $573.0 million. These increases were mainly attributable to additional costs for the Bally’s Intralot entities of $52.0 million and $86.4 million during the Successor three and six months ended June 30, 2026, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the Successor three months ended June 30, 2026 increased $20.0 million from $71.7 million compared to the Successor three months ended June 30, 2025. Depreciation and amortization expense for the Successor six months ended June 30, 2026 increased $47.6 million compared to the Predecessor period from January 1, 2025 to February 7, 2025 and Successor period from February 8, 2025 to June 30, 2025. Changes year over year are primarily due to a $51.3 million increase in expense attributable to our Bally’s Intralot entities, partially offset by a decrease in depreciation expense related to the assets sold as part of the Bally’s Twin River sale-leaseback with Gaming and Leisure Properties, Inc. (“GLPI”) in the first quarter of 2026.

(Loss) Income From Operations

Loss from operations was $34.0 million for the Successor three months ended June 30, 2026, compared to Loss from operations of $2.4 million for the Successor three months ended June 30, 2025. Income from operations was $57.6 million for the Successor six months ended June 30, 2026, compared to Loss from operations of $25.0 million for the Predecessor period from January 1, 2025 to February 7, 2025 and Successor period from February 8, 2025 to June 30, 2025. Changes year over year are primarily due to a $105.8 million Gain on sale-leaseback in the Successor three months ended June 30, 2026.

Other Expense

Other Expense was $143.5 million for the Successor three months ended June 30, 2026, compared to $40.6 million for the Successor three months ended June 30, 2025. Other Expense was $399.3 million for the Successor six months ended June 30, 2026, compared to $130.9 million for the Predecessor period from January 1, 2025 to February 7, 2025 and Successor period from February 8, 2025 to June 30, 2025. The increase of $268.3 million year over year is primarily due to a $205.9 million increase in Loss on fair value of fair value option assets, coupled with a $46.0 million increase in Loss on debt extinguishment in the current year.

Provision (Benefit) for Income Taxes

During the three and six months ended June 30, 2026 (Successor), the Company recorded a benefit for income tax of $13.6 million and $16.8 million, respectively. During the three months ended June 30, 2025 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor), the Company recorded a provision of $185.4 million, $88.3 million and $0.7 million, respectively.

The effective tax rate for the three months ended June 30, 2026 (Successor) and June 30, 2025 (Successor) was 7.6% and (431.3)%, respectively. The effective tax rate for the six months ended June 30, 2026 (Successor), the period from February 8, 2025 to June 30, 2025 (Successor) and the period from January 1, 2025 to February 7, 2025 (Predecessor) was 4.9%, (83.7)% and (1.3)%, respectively. As of June 30, 2026 (Successor), the Company projects an annual tax benefit relative to its pre-tax loss offset in part by the valuation allowance on interest and a $14.3 million discrete provision on the benefit of the Bally’s Twin River sale-leaseback during the three months ended March 31, 2026 (Successor).

Net Loss

Net loss attributable to Bally’s Corporation for the Successor three months ended June 30, 2026 was $146.1 million compared to a net loss of $228.4 million for the Successor three months ended June 30, 2025. Net loss attributable to Bally’s Corporation for the six months ended June 30, 2026 (Successor) was $308.0 million compared to a combined net loss of $244.9 million for the Predecessor period from January 1, 2025 to February 7, 2025 and Successor period from February 8, 2025 to June 30, 2025. This fluctuation from the prior year was attributable to the factors noted above.

Adjusted EBITDA and Adjusted EBITDAR by Segment

The following table presents segment Adjusted EBITDAR, which is our reportable segment GAAP measure and our primary measure for profit or loss for our reportable segments, and consolidated Adjusted EBITDA. The following table reconciles consolidated Adjusted EBITDA, which is a non-GAAP measure, to net loss, as derived from our financial statements:

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025
Adjusted EBITDAR
Casinos & Resorts	$109,611	$105,967	$205,807	$177,507	$23,554
Bally’s Intralot B2B	21,931	7,046	37,047	11,929	3,720
Bally’s Intralot B2C	64,739	75,159	151,831	118,471	25,220
North America Interactive	2,994	2,484	(4,143)	139	(5,661)
Corporate & Other	(11,760)	(17,506)	(24,096)	(27,209)	(6,774)
Total	187,515	173,150	366,446	280,837	40,059
Rent expense associated with triple net operating leases(1)	(63,481)	(43,904)	(119,128)	(68,320)	(15,669)
Adjusted EBITDA	124,034	129,246	247,318	212,517	24,390

Interest expense, net of interest income	(118,970)	(97,522)	(228,875)	(149,259)	(27,229)
Benefit (provision) for income taxes	13,573	(185,441)	16,822	(88,348)	(664)
Depreciation and amortization	(91,689)	(71,732)	(189,132)	(119,213)	(22,343)
Non-operating (income) expense(2)	(16,702)	60,882	(186,005)	48,628	(3,525)
Foreign exchange (loss) gain	(10,564)	(6,538)	10,524	(4,947)	194
Transaction costs(3)	(21,343)	(17,010)	(28,568)	(17,847)	(865)
Development costs(4)	(20,306)	(21,560)	(33,264)	(34,392)	(6,846)
Share-based compensation	(1,805)	(2,350)	(4,356)	(5,090)	(1,954)
Gain on sale-leaseback, net(5)	—	—	105,845	—	—
Merger Agreement and Intralot Transaction costs(6)	(2,195)	(11,720)	(10,953)	(27,595)	(11,233)
Other(7)	(18,015)	(4,691)	(24,195)	(8,374)	(949)
Net loss	$(163,982)	$(228,436)	$(324,839)	$(193,920)	$(51,024)
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
(3)    Includes acquisition, integration and other transaction related costs, and financing costs incurred in connection with the Company’s sale lease-back transactions and credit agreements.
(4)    Development costs include expenses associated with the Company’s Casino development projects including: (i) the demolition and redevelopment of the Tropicana Las Vegas site with a state-of-the-art integrated resort and ballpark, (ii) the development of the Chicago Permanent Facility, and (iii) the Company’s planned Bally’s Bronx project.
(5)    Gain on sale-leaseback, net is related to the transaction for Bally’s Twin River which occurred during the first quarter of 2026.
(6)    Costs incurred in connection with (i) the Merger transactions that were consummated on February 7, 2025 and (ii) the Intralot Transaction.
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

Critical Accounting Estimates

There were no material changes to critical accounting estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a complete list of our Critical Accounting Estimates.

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

Cash Flows Summary

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2026	Period from February 8, 2025 to June 30, 2025	Period from January 1, 2025 to February 7, 2025
Net cash (used in) provided by operating activities	$(265,936)	$58,799	$(80,186)
Net cash provided by (used in) investing activities	74,126	(163,552)	(17,697)
Net cash (used in) provided by financing activities	(232,268)	119,695	97,988
Effect of foreign currency on cash and cash equivalents and restricted cash	5,163	(4,941)	(457)
Net change in cash and cash equivalents and restricted cash	(418,915)	10,001	(352)
Cash and cash equivalents and restricted cash, beginning of period	906,686	230,902	231,254
Cash and cash equivalents and restricted cash, end of period	$487,771	$240,903	$230,902

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 (Successor) was $265.9 million compared to $21.4 million for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to June 30, 2025. The increase in cash used was primarily driven by the $98.9 million in up front license fees paid during the six months ended June 30, 2026 (Successor), coupled with increased net losses of $79.9 million and the Company’s changes in working capital.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 (Successor) was $74.1 million compared to net cash used in investing activities of $181.2 million for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to June 30, 2025. This increase was driven primarily by the $685.0 million of proceeds received from the Bally’s Twin River sale-leaseback, offset by the $500.0 million paid in the first quarter of 2026 for the New York gaming license fee.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 (Successor) was $232.3 million, compared to net cash provided by financing activities of $217.7 million for the Predecessor period from January 1, 2025 to February 7, 2025 and the Successor period from February 8, 2025 to June 30, 2025. The fluctuation from the 2025 periods is primarily due to $49.1 million of net debt repayments during the six months ended June 30, 2026 (Successor), compared to net debt issuances of $545.5 million during the 2025 periods, coupled with the $416.2 million of share repurchases during the Successor period from February 8, 2025 to June 30, 2025.

Capital Return Program

As of June 30, 2026, there was $95.5 million available for use under the capital return program, subject to limitations in our regulatory and debt agreements. Future share repurchases may be effected in various ways, which could include open-market or private repurchase transactions, accelerated stock repurchase programs, tender offers or other transactions. The amount, timing and terms of any return of capital transaction will be determined based on prevailing market conditions and other factors. There is no fixed time period to complete share repurchases.

We did not pay cash dividends during the periods presented, nor do we currently intend to pay any dividends on our common stock in the foreseeable future. Any future determinations relating to our dividend policies will be made at the discretion of our Board of Directors (the “Board”) and will depend on conditions then existing, including our financial condition, results of operations, contractual restrictions, capital and regulatory requirements and other factors our Board may deem relevant.

Debt and Lease Obligations

Unsecured Notes

In 2021, we issued $750.0 million aggregate principal amount of 5.625% senior notes due 2029 and $750.0 million aggregate principal amount of 5.875% senior notes due 2031. The indenture for these senior notes contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, (i) incur additional indebtedness, (ii) pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, (iii) enter into certain transactions with affiliates, (iv) sell or otherwise dispose of assets, (v) create or incur liens and (vi) merge, consolidate or sell all or substantially all of the Company’s assets. These covenants are subject to exceptions and qualifications set forth in the indenture.

Credit Facility

In 2021, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) providing for senior secured financing of up to $2.565 billion, consisting of a senior secured term loan facility in an aggregate principal amount of $1.945 billion (the “Term Loan Facility”), which was to mature in 2028, and a senior secured revolving credit facility in an aggregate principal amount of $620.0 million (the “Revolving Credit Facility”).

In January 2026, the Third Amendment to the Credit Agreement (“Amendment No. 3”) and the Incremental Joinder Agreement, which were executed in the third quarter of 2025, became effective. Upon effectiveness of these amendments, certain covenants and pricing provisions of the Revolving Credit Facility were revised, certain step downs in commitments were agreed, and its maturity was disaggregated into two tranches with portions maturing in October 2026 and October 2028, respectively. In May 2026, the Company also executed a Fourth Amendment to the Credit Agreement (“Amendment No. 4”, together with Amendment No. 3 and the Credit Agreement, as so amended, the “Amended Credit Agreement”), which increased the interest rate margins applicable to revolving loans and swingline loans.

Following the effectiveness of Amendment No. 3 and the Incremental Joinder Agreement which occurred on January 6, 2026, a portion of the Revolving Credit Facility will mature in October 2028, while the remaining portion will continue to mature on its originally scheduled maturity date in October 2026. Amendment No. 3 and the Amended Credit Agreement also provide for reductions in revolving commitments and related prepayments if specified transactions are completed. The Revolving Credit Facility will continue to bear interest, at the Company’s option, at a SOFR-based or base-rate benchmark plus an applicable margin determined by the Company’s consolidated total-leverage ratio. The credit facilities under the Amended Credit Agreement continue to be guaranteed by the Company’s restricted subsidiaries (subject to customary exceptions) and secured by a first-priority lien on substantially all of the assets of the Company and such guarantors. Amendment No. 3 also refined the financial maintenance covenant applicable to the revolving lenders.

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

In May 2026, the Required Revolving Lenders and Administrative Agent under the Credit Facility conditionally waived compliance with the consolidated net leverage ratio covenant for each fiscal quarter ending during the period commencing March 31, 2026, through the Covenant Waiver Period. The waiver remains subject to the Company’s ongoing satisfaction of certain liquidity maintenance requirements, among other conditions. Absent completion of the financing alternatives described below, and giving effect to the scheduled reduction in revolving commitments, the Company does not currently project that it would satisfy this liquidity maintenance requirement or, once reinstated, the consolidated net leverage ratio covenant, and may not be in compliance with the Company’s Revolving Credit Facility during the twelve months following the date these financial statements are issued. Any future inability of the Company to meet the covenant requirements in the Company’s Revolving Credit Facility has no implications under any of Bally’s Intralot’s debt documents. Bally’s Intralot does not guarantee any of Bally’s Corporation’s debt.

The Company is pursuing a number of financing alternatives to enhance its liquidity and address this condition, including asset monetization, an equity sale, and debt financings. The Company executed a non-binding term sheet in July 2026 for a loan to fund further development of the Bally’s Bronx project and general corporate purposes at Bally’s. The parties are working towards a binding commitment. There is no assurance that this loan or any of the other financing alternatives will be consummated. Refer to Note 2 “Summary of Significant Accounting Policies” and Note 12 “Long-Term Debt” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

New Term Loan Facility

On February 11, 2026, the Company entered into a new $1.1 billion term loan credit facility due 2031 (the “Term Loans”). The Term Loans are secured by substantially all material assets of the Company and its wholly owned subsidiaries, subject to customary exceptions and exclusions.

Term Loan Facility and Revolving Credit Facility Repayments

In February 2026, the Company repaid in full the outstanding balance under its Term Loan Facility, resulting in cash payments of $1.48 billion. Additionally, in February 2026, the Company paid down $448.0 million of amounts outstanding under its Revolving Credit Facility, which had been drawn in January 2026 to fund the New York gaming license fee. In accordance with Amendment No. 3, following the closing of the Bally’s Twin River sale-leaseback, the Company’s commitments under its Revolving Credit Facility were reduced by 22.5%.

Intralot Greek Retail Bond

In 2024, Bally’s Intralot established a common bond loan program (the “Intralot Greek Retail Bond”) for the issuance of up to €130.0 million aggregate principal amount of bonds, with a minimum issuance of €120.0 million. The bonds were admitted to trading on the Fixed Income Securities category of the Regulated Market of Euronext Athens.

The bonds bear interest at a fixed rate of 6.00% per annum, payable semi-annually, which will remain fixed throughout the duration of the bonds. Upon its maturity, Bally’s Intralot will be required to repay the principal in full, together with outstanding accrued interest and any other amounts payable. Bally’s Intralot may redeem all or a portion of the bonds, subject to a minimum redemption amount of €15.0 million and a requirement that at least €50.0 million in aggregate principal amount remain outstanding after any partial redemption.

The Intralot Greek Retail Bond is an unsecured obligation of Bally’s Intralot, with the benefit of a first-priority pledge over a designated bond loan collateral account. The bonds rank pari passu with the claims of all other unsecured creditors of Bally’s Intralot, with the exception of claims that have a statutory privilege. The Intralot Greek Retail Bond is not guaranteed by any of Bally’s Intralot’s subsidiaries.

In the event of a change of control, each bondholder has the right to require Bally’s Intralot to repurchase part or all of such bondholder’s bonds at a price equal to 101% of the nominal value, plus accrued and unpaid interest and any additional amounts.

Intralot Greek Term Loan

Intralot Capital Luxembourg S.A. (“Intralot Capital”), a wholly owned indirect subsidiary of the Company, is a party to a Senior Facilities Agreement (the “Intralot Greek Term Loan”) with various lenders, providing for an amortizing term loan facility in an aggregate amount up to €200.0 million.

The Intralot Greek Term Loan bears interest at a rate equal to 7.0% per annum, and requires semi-annual principal repayments plus accrued interest through maturity. The Intralot Greek Term Loan is secured by substantially all assets of Intralot Capital and the guarantors party thereto, subject to certain exceptions. Subject to an intercreditor agreement, Intralot Greek Term Loan carries the same security priority as other senior secured obligations of Intralot Capital.

Intralot British Term Loan

Intralot Capital is a party to a Senior Facilities Agreement (the “Intralot British Term Loan”) with various lenders and agents, providing for a term loan facility in an aggregate principal amount of £400.0 million. The Intralot British Term Loan is secured by first-ranking security interests, including pledges of shares in Intralot Capital and material subsidiaries of Bally’s Intralot and, in certain jurisdictions, security over substantially all assets of the obligors. The Intralot British Term Loan bears interest at a rate equal to SONIA (Sterling Overnight Index Average) plus a margin of 5.5%. Interest periods may be one, three, or six months, or such other periods as agreed among the parties, with accrued interest payments made on the last day of each interest period.

On July 27, 2026, Bally’s Intralot, through its subsidiary, Intralot Capital, signed a senior secured sterling term facilities agreement for £261.8 million. The new term financing will be drawn in two term loan tranches with a tenor of three years, and is guaranteed and secured on a senior basis by certain subsidiaries of Bally’s Intralot in line with the Bally’s Intralot’s existing senior secured financing arrangements. Bally’s Intralot intends to use the funds for general corporate and working capital purposes, including its acquisition plans and refinancing of other debt.

Intralot Notes

Intralot Capital has issued €600 million aggregate principal amount of Senior Secured Fixed Rate Notes (the “Intralot Fixed Rate Notes”) and €300 million aggregate principal amount of Senior Secured Floating Rate Notes (the “Intralot Floating Rate Notes” and, together with the Intralot Fixed Rate Notes, the “Intralot Notes”), pursuant to an indenture (the “Intralot Indenture”) among Intralot Capital, Bally’s Intralot, and its subsidiaries, as guarantor.

The Intralot Floating Rate Notes bear interest at a rate per annum, reset quarterly, equal to three-month EURIBOR (subject to a 0% floor) plus 4.500%, payable quarterly, commencing on February 28, 2026. The Intralot Fixed Rate Notes bear interest at a rate of 6.75% per annum, that became payable semi-annually, commencing on April 15, 2026.

The Intralot Notes are senior secured obligations of Intralot Capital, secured by first-ranking security interests (to the extent legally possible) over the share of obligors and material subsidiaries, structural intercompany receivables, and to the extent customary in the applicable jurisdiction, substantially all assets of the obligors. Enforcement of security is subject to an intercreditor agreement, and the Intralot Notes may share collateral on an equal ranking or junior basis with other permitted indebtedness as described in the Intralot Indenture. The Intralot Notes are unconditionally guaranteed, jointly and severally, by Bally’s Intralot and future guarantors that is required to become a guarantor under the Intralot Indenture. The guarantees are subject to customary limitations under applicable law.

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

Intralot Revolving Credit Facility

Intralot Capital is a party to a Super Senior Revolving Credit Facility Agreement (the “Intralot Credit Agreement”) with various lenders and agents, providing for total permitted revolving credit commitments in an aggregate principal amount equal to the greater of €190.0 million and 40% of Bally’s Intralot’s four-quarter consolidated EBITDA, with current commitments totaling €160.0 million (the “Intralot Revolving Credit Facility” and, together with the Intralot Greek Term Loan and Intralot British Term Loan, the “Intralot Credit Facilities”).

The Intralot Revolving Credit Facility bears interest at the applicable reference rate plus a margin of 4.50% per annum, subject to future leverage-based adjustments ranging from 4.75% to 3.75% based on Bally’s Intralot’s senior secured net leverage ratio, and matures on July 1, 2030. A commitment fee equal to 30% of the applicable margin on unused commitments is paid by Intralot Capital quarterly in arrears. Additionally, letter of credit fees are calculated as the applicable margin for revolving loans plus an annual fronting fee of 0.125%.

Operating Leases

The Company is committed under various operating lease agreements for real estate and property used in operations. Minimum rent payable under operating leases was $4.12 billion as of June 30, 2026, of which $142.6 million is due within the current year. Refer to Note 13 “Leases” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

GLPI Leases

The Company leases certain properties from GLPI under three separate master lease agreements, the “Master Lease,” the “Master Lease No. 2,” and the “Queen Master Lease.”

On February 11, 2026, the Company completed the sale-leaseback of the land and real estate assets of Bally’s Twin River to GLPI for total consideration of $700.0 million. The transaction was structured as a tax-free capital contribution and a substantial portion of the proceeds was used to reduce the Company’s debt. In connection with this transaction, the Bally’s Twin River property was added to Master Lease No. 2, increasing minimum annual payments by $56.0 million, and with annual escalations and extension options disclosed above. During the first quarter of 2026, the Company recorded a gain of $105.8 million, within Gain on sale-leaseback in the condensed consolidated statements of operations, representing the difference in the transaction price and the derecognition of assets. In addition to the properties under the master leases explained above, the Company leases land associated with Tropicana Las Vegas under a ground lease established with GLPI.

In 2025, the Company entered into a master lease agreement with GLPI (the “Chicago MLA”) for the property on which the Company plans to develop its Chicago Permanent Facility and a development agreement with GLPI (the “Chicago Development Agreement”) pursuant to which GLPI has committed to advance up to $940.0 million (the “GLPI Development Advances”) for the payment of hard costs used to construct the Chicago Permanent Facility in exchange for increasing the amount of rent payable to GLPI under the Chicago MLA.

The Chicago MLA has an initial term of 15 years and includes four, five-year options to renew and is subject to annual escalation. Initial annual rent under the Chicago MLA was $20.0 million, with additional rent equal to 8.5% of the GLPI Development Advances that are granted to the Company. Under the Chicago Development Agreement, as construction occurs, the Company will recognize a construction receivable on the condensed consolidated balance sheets due from the GLPI. To the extent costs exceed the amount to be reimbursed by GLPI, such costs are considered prepaid rent, which will be added to the associated operating lease right of use asset once the lease commences. As of June 30, 2026 (Successor), the Company’s construction receivable balance, classified within Accounts receivable, net was $90.3 million, and its prepaid rent balance was $222.7 million.

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

Capital expenditures for the Successor six months ended June 30, 2026 were $74.0 million compared to $79.4 million and $16.4 million for the Successor period from February 8, 2025 to June 30, 2025 and the Predecessor period from January 1, 2025 to February 7, 2025, respectively. For the Successor six months ended June 30, 2026, we continued our spending on our planned projects and maintenance at our casino properties. Through the Chicago Development Agreement, during the six months ended June 30, 2026 (Successor), the Company received reimbursement for capital expenditures related to the construction of the Chicago Permanent Facility of $274.0 million.

Bally’s Twin River - In connection with our partnership with IGT, we have committed to invest $100 million in Bally’s Twin River over the term of our master contract, ending in 2043, with Rhode Island to expand the property and add additional amenities along with other capital improvements. Approximately $39.0 million of the committed investment remains as of June 30, 2026.

Bally’s Chicago - Pursuant to the Host Community Agreement with the City of Chicago, Bally’s Chicago Operating Company, LLC, a majority owned subsidiary of the Company, is required to spend at least $1.34 billion on the design, construction and outfitting of its temporary casino and the permanent resort and casino. As of June 30, 2026 (Successor), approximately $400.0 million of this commitment remains. The Company anticipates that the total development costs attributable to the project will exceed its contractual obligations pursuant to the Host Community Agreement. As certain underlying contracts have yet to be executed, a reasonable estimate of the excess costs cannot be determined as of the date of issuance of these condensed conosolidated financial statements. We expect future funding of the permanent casino construction to be financed through the Chicago Development Agreement noted above and the Company’s capital resources.

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

The closing of the transactions contemplated by the Conveyance Agreement was contingent upon, among other things, (i) Bally’s New York’s agreement to make certain capital improvements to Ferry Point Park in the Bronx, New York with a fair market value of approximately $161 million and (b) to deliver security instruments to the City to secure the performance and completion of such capital improvements, (ii) the Company being awarded a downstate gaming facility license from the New York State Gaming Commission, (iii) payment by Bally’s New York to the City’s Department of Parks & Recreation of an administrative fee in the amount of $1 million, (iv) Bally’s New York’s agreement to pay for all costs and expenses for the development and mapping of the Ring Road Parcel and (v) Bally’s New York’s payment of real property transfer taxes with respect to the transactions contemplated by the Conveyance Agreement. Additionally, as part of the conditions for closing of the Conveyance Agreement, Bally’s New York amended its License Agreement and Licensor Consent with the City, which includes an obligation for Bally’s New York to design and construct a new permanent clubhouse on the licensed property.

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

Other Contractual Obligations

Sponsorship Commitments - The Company has entered into several sponsorship agreements with various professional sports leagues and teams, allowing the Company use of official league marks for branding and promotions, among other rights. As of June 30, 2026, obligations related to these agreements were $96.8 million, with contracts extending through 2036.

Interactive Technology Partnerships - The Company has certain multi-year agreements with its various market access and content providers, as well as its online sports betting platform partners, that require the Company to pay variable fees based on revenue, with minimum annual guarantees. As of June 30, 2026, the cumulative minimum obligation committed in these agreements is approximately $41.1 million, extending through 2030.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 4.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures for the reporting period ended June 30, 2026 as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the second quarter of 2026 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Our risk factors contained in Part I. Item IA. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 have undergone no material changes, except for the addition described below.

We may not satisfy the covenants under our Credit Agreement, which could harm our liquidity and have a material adverse effect on our business, financial condition, and results of operations.

Our lenders under the Company’s Revolving Credit Facility have conditionally waived compliance with the consolidated net leverage ratio covenant through the Covenant Waiver Period. The waiver remains subject to the Company’s ongoing satisfaction of certain liquidity maintenance requirements, among other conditions. If we fail to satisfy the waiver conditions or any applicable covenants, absent an additional waiver, our lenders could accelerate the indebtedness under our Credit Agreement. As a result, these matters could have a material adverse effect on our business, financial condition, and results of operations, and raise substantial doubt about our ability to continue as a going concern.

ITEM 5.    OTHER INFORMATION

During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description
10.1*
Fourth Amendment to Credit Agreement, dated May 5, 2026, by and among the Company, the subsidiaries of the Company party thereto as guarantors, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders party thereto.

10.2
Fifth Amendment to Credit Agreement, dated as of July 29, 2026, by and among the Company, the subsidiaries of the Company party thereto as guarantors, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on August 5, 2026).

10.3
Conditional Waiver to Credit Agreement, dated as of May 14, 2026, by and among Bally’s Corporation, the guarantors party thereto, the lenders party thereto constituting the Required Revolving Lenders, and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38850) filed on May 18, 2026.

10.4
Cooperation Agreement, dated June 5, 2026, by and among Bally’s Intralot S.A., Bally’s Intralot Jersey Securities, Limited, and Evoke PLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38850) filed on June 11, 2026.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Bally’s Corporation’s Quarterly report on Form 10-Q for the quarter ended June 30, 2026, formatted in inline XBRL contained in Exhibit 101

______________________________________________
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 14, 2026.

BALLY’S CORPORATION

By:	/s/ VLADIMIRA MIRCHEVA
Vladimira Mircheva
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ ROBESON M. REEVES
Robeson M. Reeves
Chief Executive Officer
(Principal Executive Officer)